Form 10-Q
period 2006-12-31
ESSA Bancorp, Inc.
filed 2007-05-11
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-33384

ESSA Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-8023072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Palmer Street, Stroudsburg, Pennsylvania	18360
(Address of Principal Executive Offices)	Zip Code

(570) 421-0531

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     YES  ☐    NO  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 10, 2007 there were 16,980,900 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANK & TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2006	September 30, 2006
	(dollars in thousands)
ASSETS
Cash and due from banks	$18,483	$11,677
Interest-bearing deposits with other institutions	20,476	1,053

Total cash and cash equivalents	38,959	12,730
Investment securities available for sale	93,712	89,122
Investment securities held to maturity (market value of $18,511 and $19,193)	18,952	19,715
Loans receivable (net of allowance for loan losses of $3,945 and $3,855)	572,776	556,677
Federal Home Loan Bank stock	14,399	13,675
Premises and equipment	11,408	11,447
Bank-owned life insurance	13,511	13,376
Other assets	7,530	9,054

TOTAL ASSETS	$771,247	$725,796

LIABILITIES
Deposits	$448,570	$402,153
Short-term borrowings	20,000	35,299
Other borrowings	237,000	224,000
Advances by borrowers for taxes and insurance	3,358	2,198
Other liabilities	3,107	3,809

TOTAL LIABILITIES	712,035	667,459

Commitment and contingencies	—	—

EQUITY
Retained earnings	59,387	58,526
Accumulated other comprehensive loss	(175)	(189)

TOTAL EQUITY	59,212	58,337

TOTAL LIABILITIES AND EQUITY	$771,247	$725,796

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANK & TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2006	2005
	(dollars in thousands)
INTEREST INCOME
Loans receivable	$8,623	$7,596
Investment securities:
Taxable	1,214	750
Exempt from federal income tax	73	67
Other investment income	184	186

Total interest income	10,094	8,599

INTEREST EXPENSE
Deposits	2,667	2,019
Short-term borrowings	480	240
Other borrowings	2,687	2,144

Total interest expense	5,834	4,403

NET INTEREST INCOME	4,260	4,196
Provision for loan losses	90	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,170	4,121

NONINTEREST INCOME
Service fees on deposit accounts	919	984
Services charges and fees on loans	134	121
Trust and investment fees	211	173
Gain on sale of loans, net	11	—
Earnings on Bank-owned life insurance	135	127
Other	18	28

Total noninterest income	1,428	1,433

NONINTEREST EXPENSE
Compensation and employee benefits	2,573	2,326
Occupancy and equipment	617	586
Professional fees	137	207
Data processing	427	448
Advertising	187	134
Other	490	518

Total noninterest expense	4,431	4,219

Income before income taxes	1,167	1,335
Income taxes	306	390

NET INCOME	$861	$945

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANK & TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Three Months Ended December 31, 2007
	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income
	(dollars in thousands)
Balance, September 30, 2006	$58,526	$(189)	$58,337
Net Income	861	—	861	$861
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax expense of $8	—	14	14	14

Comprehensive income				$875

Balance December 31, 2006	$59,387	$(175)	$59,212

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANK & TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2006	2005
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$861	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	75
Provision for depreciation and amortization.	283	258
Amortization (accretion) of discounts and premiums	(166)	157
Decrease in accrued interest receivable	(211)	(151)
Increase in accrued interest payable	483	196
Earnings on Bank-owned life insurance	(135)	(127)
Deferred federal income taxes	(22)	(65)
Other, net	564	(1,499)

Net cash provided by (used for) operating activities	1,747	(211)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	11,739	5,555
Purchases	(16,428)	(2,968)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	758	1,105
Purchases	—	(1,987)
Increase in loans receivable, net	(15,897)	(11,986)
Redemption of FHLB stock	449	1,095
Purchase of FHLB stock	(1,173)	(715)
Purchase of premises, equipment, and software	(244)	(426)

Net cash used for investing activities	(20,796)	(10,327)

FINANCING ACTIVITIES
Increase in deposits, net	46,417	12,016
Net decrease in short-term borrowings	(15,299)	(5,732)
Proceeds from other borrowings	21,000	11,000
Repayment of other borrowings	(8,000)	(2,000)
Increase in advances by borrowers for taxes and insurance	1,160	865

Net cash provided by financing activities	45,278	16,149

Increase in cash and cash equivalents	26,229	5,611

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,730	20,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,959	$25,901

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$5,351	$4,207
Income taxes	—	—
Noncash items:
Other real estate owned	—	67

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANK & TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(UNAUDITED)

1.	Nature of Operations and Basis of Presentation

ESSA Bank & Trust (the “Bank”), is a Pennsylvania chartered savings association, is located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe and Northampton counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and the Office of Thrift Supervision (the “OTS”).

The consolidated financial statements include the accounts of the Bank and the Bank’s wholly owned subsidiaries, ESSACOR Inc. and Pocono Investment Company. ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of ESSA Bank & Trust, including certain intellectual property. All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Bank and its subsidiaries and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and related revenues and expenses for the period. Actual results could differ significantly from those estimates.

3.	Comprehensive Income

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended December 31, 2006, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Equity (Unaudited). For the three months ended December 31, 2005, comprehensive income totaled $829,000.

4.	Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

5.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Bank’s Consolidated Financial Statements for the year ended September 30, 2006 included in the Registration Statement on Form S-1.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
Components of net periodic pension cost	2006	2005
Service Cost	$154	134
Interest Cost	120	99
Expected return on plan assets	(111)	(97)
Amortization of prior service cost	2	2
Amortization of unrecognized loss	46	31
Amortization of transition obligation	—	—

Net periodic benefit cost	$211	$169

The Bank expects to contribute $1.3 million to its pension plan in 2007.

6.	Subsequent Event

On July 25, 2006, the ESSA Bank & Trust’s Board of Directors adopted a Plan of Conversion (the “Plan”) pursuant to which the Bank will convert into a Pennsylvania chartered stock association and form ESSA Bancorp, Inc., a Pennsylvania chartered company (the “Company”). On December 7, 2006 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-139157) with respect to the shares to be offered and sold pursuant to the Plan. The Company registered for offer and sale 16,980,900 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share.

The stock offering, which was completed on March 15, 2007, resulted in gross proceeds of $158.7 million, through the sale of 15,870,000 shares at a price of $10.00 per share. The Company also contributed 1,110,900 shares of its common stock to the ESSA Bank & Trust Foundation and $1.6 million in cash. Expenses related to the offering were approximately $2.8 million which resulted in net proceeds of approximately $155.9 million prior to the contribution to ESSA Bank & Trust Foundation.

The Company lent approximately $13.6 million to the Bank’s Employee Stock Ownership Plan. The Company retained approximately $64.4 million of the net proceeds of the offering prior to the contribution to ESSA Bank & Trust Foundation, and the remainder of the net proceeds was contributed to the Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in our organization, compensation and benefit plans.

Overview

On February 22, 2007, the Company commenced its initial stock offering whereby the Company offered for sale up to 13,800,000 shares of its common stock, subject to adjustment up to 15,870,000 shares of common stock, for a price of $10.00 per share. The transaction closed at the adjusted maximum level of shares, and 15,870,000 shares were sold in the offering. The Company also contributed 1,110,900 shares of the Company’s outstanding common stock, and $1.6 million in cash, to a charitable foundation established by ESSA Bank & Trust. The stock offering expired on March 15, 2007, and the offering was consummated on April 3, 2007.

Comparison of Financial Condition at December 31, 2006 and September 30, 2006

Total Assets. Total assets increased by $45.4 million, or 6.3%, to $771.2 million at December 31, 2006 from $725.8 million at September 30, 2006. This increase was primarily due to increases in cash and due from banks, interest-bearing deposits with other institutions, investment securities and loans receivable.

Cash and Due from Banks. Cash and due from banks increased $6.8 million, or 58.3% to $18.5 million at December 31, 2006 from $11.7 million at September 30, 2006. The increase was primarily due to increased retail deposit volume at the Bank contributing to an increase in the Bank’s Federal Reserve Bank balance at December 31, 2006.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $19.4 million to $20.5 million at December 31, 2006 from $1.1 million at September 30, 2006. An increase in the Bank’s retail deposits at December 31, 2006 which was in excess of the Bank’s loan and investment securities growth, contributed to an increase in the Bank’s Federal Home Loan Bank of Pittsburgh checking account balance of $19.4 million at December 31, 2006 compared to September 30, 2006.

Investment Securities. Investment securities increased $3.9 million, or 3.5% to $112.7 million at December 31, 2006, from $108.8 million at September 30, 2006. This increase was due, in part, to the Bank’s investing of funds from new deposits and borrowings in mortgage-backed securities which increased by $13.9 million from September 30, 2006 to December 31, 2006. For the same period the Bank’s investment in U.S. Government Obligations decreased by $10.1 million.

Net Loans. Net loans increased $16.1 million, or 2.9%, to $572.8 million at December 31, 2006 from $556.7 million at September 30, 2006. One- to four-family residential mortgages increased by $10.8 million to $463.2 million at December 31, 2006 from $452.4 million at September 30, 2006. For the same time period, commercial real estate loans increased by $4.0 million to $51.5 million from $47.5 million.

Deposits. Deposits increased by $46.4 million, or 11.5% to $448.6 million at December 31, 2006, from $402.2 million at September 30, 2006. The increase in deposits was attributable to increases in non-interest bearing accounts of $13.0 million, money market accounts of $8.9 million and savings and club accounts of $24.4 million. These deposit increases are thought to be in response to the Bank’s announced plan of conversion and not attributable to the Bank’s normal operations.

Borrowed Funds. Funds borrowed from the Federal Home Loan Bank of Pittsburgh decreased by $2.3 million, or 0.9%, to $257.0 million at December 31, 2006, from $259.3 million at September 30, 2006. The decrease in borrowed funds was primarily attributable to the increase in deposits offset by asset growth.

Total Equity. Total equity increased by $875,000, or 1.5%, to $59.2 million at December 31, 2006 from $58.3 million at September 30, 2006. The increase reflected net income of $861,000 for the three month period ended December 31, 2006 in addition to a $15,000 decrease in other comprehensive losses due to unrealized losses on investment securities available for sale at December 31, 2006.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and December 31, 2005

Net Income. Net income decreased $84,000, or 8.9%, to $861,000 for the quarter ended December 31, 2006 from $945,000 for the comparable 2005 period. The decrease was primarily the result of an increase in total non-interest expense offset in part by an increase in net interest income and a decrease in income taxes.

Net Interest Income. Net interest income increased by $64,000, or 1.5%, to $4.3 million for the quarter ended December 31, 2006 from $4.2 million for the comparable 2005 period. The increase was primarily attributable to an increase in net average interest earnings assets of $6.5 million offset by a 28 basis point decrease in our interest rate spread to 2.20% for the quarter ended December 31, 2006 from 2.48% for the comparable 2005 period.

Interest Income. Interest income increased $1.5 million, or 17.4%, to $10.1 million for the quarter ended December 31, 2006 from $8.6 million for the comparable 2005 period. The increase resulted from a $69.3 million increase in average interest-earning assets combined with a 31 basis point increase in the overall yield on interest earning assets to 5.82% for the quarter ended December 31, 2006, from 5.51% for the comparable 2005 period. Loans increased on average $49.1 million between the two periods, along with increases in the average balances of investment securities of $1.4 million and mortgage-backed securities of $24.8 million. Federal Home Loan Bank of Pittsburgh stock and other interest earning assets decreased by $6.0 million in the aggregate.

Interest Expense. Interest expense increased $1.4 million, or 32.5%, to $5.8 million for the quarter ended December 31, 2006 from $4.4 million for the comparable 2005 period. The increase resulted from a $62.9 million increase in average interest-bearing liabilities, combined with a 59 basis point increase in the overall cost of interest bearing liabilities to 3.62% for the quarter ended December 31, 2006 from 3.03% for the comparable 2005 period. Total interest bearing deposits increased $19.7 million between the two periods along with an increase in the average balance of borrowed funds of $43.2 million.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $90,000 for the quarter ended December 31, 2006 as compared to $75,000 for the quarter ended December 31, 2005. The allowance for loan losses was $3.9 million, or 0.68% of loans outstanding at December 31, 2006, compared to $3.6 million, or 0.69% of loans outstanding at December 31, 2005.

Non-interest Income. Non-interest income was $1.4 million for each of the quarters ended December 31, 2006 and December 31, 2005.

Non-interest Expense. Non-interest expense increased by $212,000, or 5.0%, to $4.4 million for the quarter ended December 31, 2006, from $4.2 million for the comparable 2005 period. Increases in compensation and employee benefits of $247,000, occupancy and equipment of $31,000 and advertising of $53,000 were partially offset by decreases in professional fees of $70,000, data processing of $21,000 and other expenses of $28,000. The increase in compensation and employee benefits was the result of normal merit increases combined with increases in board of director fees, incentive accruals and pension and other benefit costs. The increase in occupancy and equipment costs was the result of increases in lease expense and depreciation expense. Advertising expense increased as a result of our increased efforts to maintain and improve our presence in our market area. Professional fees decreased primarily as a result of the expiration of a third party consulting agreement in August 2006 related to the Bank’s overdraft protection product. Data processing costs decreased primarily as a result of the expiration in April 2006 of a third party network consulting agreement. Finally, other expenses decreased primarily due to decreases in deposit related charge-offs and loan processing costs.

Income Taxes. Income tax expense decreased by $84,000, or 21.5%, to $306,000 for the quarter ended December 31, 2006 from $390,000 million for the comparable 2005 period. The effective tax rate was 26.2% for the quarter ended December 31, 2006 compared to 29.2% for the comparable 2005 period.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet both our short-term and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. There have been no material changes in our liquidity and capital resources since September 30, 2006.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results.

Other-than-Temporary Investment Security Impairment. Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations.

During the first three months of 2007, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans,

have longer maturities than our liabilities, consisting primarily of deposits and borrowings. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has approved guidelines for managing the interest rate risk inherent in our assets and liabilities, given our business strategy, operating environment, capital, liquidity and performance objectives. Senior management monitors the level of interest rate risk on a regular basis and the asset/liability committee meets quarterly to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering will increase our capital and provide management with greater flexibility to manage our interest rate risk. In particular, management intends to leverage the capital we receive to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s Registration Statement on Form S-1 (Commission File No. 333-139157).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	On July 25, 2006, the Company’s Board of Directors adopted a Plan of Conversion (the “Plan”). On December 7, 2006 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-139157) with respect to the shares to be offered and sold pursuant to the Plan. The Company registered for offer and sale 16,980,900 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The Securities and Exchange Commission declared the Registration Statement on Form S-1 effective on February 12, 2007.

Ryan, Beck & Co., Inc. was engaged to assist in the marketing of the common stock. For their services, Ryan, Beck & Co., Inc. received an administrative fee of $50,000 and a sales fee equal to 1.0% of the aggregate dollar amount of the common stock sold in the subscription and community offerings up to $100 million; and 0.75% of the aggregate dollar amount in excess of $100 million, excluding in each case shares purchased by ESSA Bank & Trust Foundation, tax qualified employee benefit plans and shares purchased by our directors, officers and employees and their immediate families. In addition, Ryan, Beck & Co., Inc. was reimbursed for expenses, including attorney fees.

The stock offering, which was completed on March 15, 2007, resulted in gross proceeds of $158.7 million, through the sale of 15,870,000 shares at a price of $10.00 per share. The Company also contributed 1,110,900 shares of its common stock to the ESSA Bank & Trust Foundation and $1.6 million in cash. Expenses related to the offering were approximately $2.8 million, including the expenses paid to Ryan, Beck & Co., Inc. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $155.9 million prior to the contribution to ESSA Bank & Trust Foundation.

The Company lent approximately $13.6 million to the Bank’s Employee Stock Ownership Plan. The Company retained approximately $64.4 million of the net proceeds of the offering prior to the contribution to ESSA Bank & Trust Foundation, and the remainder of the net proceeds was contributed to the Bank. The offering proceeds have been invested in short-term investments, investment-grade debt obligations, mortgage-backed securities debt and in securities issued by the United States government and United States government-sponsored agencies or entities. Approximately $29.5 million of the net proceeds was used to pay down short term debt at the Bank. On a longer-term basis, the Company anticipates deploying a portion of the offering proceeds to finance the acquisition of financial institutions, branches or other financial service companies and fund new loans, although no assurance can be given that the Company will be able to effectively deploy the offering proceeds.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of ESSA Bancorp, Inc. *

3.2	Bylaws of ESSA Bancorp, Inc. *

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Form of Employment Agreement for Chief Executive Officer*

10.3	Form of Employment Agreement for Executive Officers*

10.4	Form of Change in Control Agreement*

10.5	[Reserved]

10.6	Supplemental Retirement Plan for Gary S. Olson*

10.7	Supplemental Retirement Plan for Robert S. Howes, Jr.*

10.8	Supplemental Retirement Plan for Diane K. Reimer*

10.9	Supplemental Retirement Plan for Thomas J. Grayuski*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-139157).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date:	May 11, 2007	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date:	May 11, 2007	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer