Form 10-Q
period 2007-03-31
ESSA Bancorp, Inc.
filed 2007-05-14
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007 there were 16,980,900 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANK & TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2007	September 30, 2006
	(dollars in thousands)
ASSETS
Cash and due from banks	$13,120	$11,677
Interest-bearing deposits with other institutions	126,342	1,053

Total cash and cash equivalents	139,462	12,730
Investment securities available for sale	142,872	89,122
Investment securities held to maturity (market value of $18,018 and $19,193)	18,333	19,715
Loans receivable (net of allowance for loan losses of $4,028 and $3,855)	579,918	556,677
Federal Home Loan Bank stock	13,971	13,675
Premises and equipment	11,387	11,447
Bank-owned life insurance	13,643	13,376
Other assets	8,283	9,054

TOTAL ASSETS	$927,869	$725,796

LIABILITIES
Deposits	$418,815	$402,153
Short-term borrowings	20,000	35,299
Other borrowings	233,000	224,000
Stock offering subscription rights	188,108	—
Advances by borrowers for taxes and insurance	3,810	2,198
Other liabilities	3,403	3,809

TOTAL LIABILITIES	867,136	667,459

Commitment and contingencies	—	—

EQUITY
Retained earnings	60,688	58,526
Accumulated other comprehensive income (loss)	45	(189)

TOTAL EQUITY	60,733	58,337

TOTAL LIABILITIES AND EQUITY	$927,869	$725,796

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANK & TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
	(dollars in thousands)
INTEREST INCOME
Loans receivable	$8,762	$7,752	$17,385	$15,348
Investment securities:
Taxable	1,279	786	2,493	1,536
Exempt from federal income tax	74	66	147	133
Other investment income	601	227	785	413

Total interest income	10,716	8,831	20,810	17,430

INTEREST EXPENSE
Deposits	2,699	2,084	5,366	4,103
Short-term borrowings	627	170	839	410
Other borrowings	2,462	2,273	5,417	4,417

Total interest expense	5,788	4,527	11,622	8,930

NET INTEREST INCOME	4,928	4,304	9,188	8,500
Provision for loan losses	90	75	180	150

NE`T INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,838	4,229	9,008	8,350

NONINTEREST INCOME
Service fees on deposit accounts	837	936	1,756	1,920
Services charges and fees on loans	122	114	256	235
Trust and investment fees	189	146	400	319
Gain on sale of loans, net	1	—	12	—
Earnings on Bank-owned life insurance	132	123	267	250
Other	16	20	34	48

Total noninterest income	1,297	1,339	2,725	2,772

NONINTEREST EXPENSE
Compensation and employee benefits	2,594	2,245	5,167	4,571
Occupancy and equipment	644	627	1,261	1,213
Professional fees	171	189	308	396
Data processing	456	460	883	908
Advertising	149	177	336	311
Other	290	458	780	976

Total noninterest expense	4,304	4,156	8,735	8,375

Income before income taxes	1,831	1,412	2,998	2,747
Income taxes	530	429	836	819

NET INCOME	$1,301	$983	$2,162	$1,928

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANK & TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

Six Months Ended March 31, 2007

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income
	(dollars in thousands)
Balance, September 30, 2006	$58,526	$(189)	$58,337

Net income	2,162	—	2,162	$2,162
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax expense of $120	—	234	234	234

Comprehensive income				$2,396

Balance, March 31, 2007	$60,688	$45	$60,733

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANK & TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2007	2006
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$2,162	$1,927
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	142
Provision for depreciation and amortization.	571	537
Amortization (accretion) of discounts and premiums	(580)	(186)
Gain on sale of loans, net	(12)	—
Origination of loans sold	(899)	—
Proceeds from sale of loans	911	—
Increase in accrued interest receivable	(773)	(220)
Increase in accrued interest payable	455	370
Earnings on Bank-owned life insurance	(267)	(250)
Deferred federal income taxes	31	(111)
Other, net	533	(716)

Net cash provided by operating activities	2,312	1,493

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	21,644	11,607
Purchases	(75,304)	(12,650)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,372	1,950
Purchases	—	(1,987)
Increase in loans receivable, net	(22,568)	(22,911)
Redemption of FHLB stock	1,622	1,228
Purchase of FHLB stock	(1,918)	(954)
Proceeds from sale of other real estate	—	67
Purchase of premises, equipment, and software	(511)	(602)

Net cash used for investing activities	(75,663)	(24,252)

FINANCING ACTIVITIES
Increase in deposits, net	16,662	19,873
Net decrease in short-term borrowings	(15,299)	(9,664)
Proceeds from other borrowings	21,000	20,000
Repayment of other borrowings	(12,000)	(8,000)
Proceeds from stock offering subscription rights	188,108	—
Increase in advances by borrowers for taxes and insurance	1,612	1,541

Net cash provided by financing activities	200,083	23,750

Increase in cash and cash equivalents	126,732	991
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 12,730	12,730	20,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,462	$21,281

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$11,167	$8,560
Income taxes	480	900
Noncash items:
Other real estate owned	—	(59)

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANK & TRUSTAND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

ESSA Bank & Trust (the “Bank”) is a Pennsylvania chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe and Northampton counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and the Office of Thrift Supervision (the “OTS”).

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three- and six-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended March 31, 2007, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Equity (Unaudited). For the six months ended March 31, 2006, comprehensive income totaled $1,733,000. For the three months ended March 31, 2007 and 2006, comprehensive income totaled $903,000 and $1,520,000, respectively.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

5.	Investment Securities

The amortized cost and estimated market value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available for Sale
Fannie Mae	$22,472	$81	$(52)	$22,501
Freddie Mac	64,353	75	(395)	64,033
Governmental National Mortgage
Association securities	16,168	110	(6)	16,272

Total mortgage-backed	102,993	266	(453)	102,806
securities
Obligations of states and political subdivisions	6,239	185	(1)	6,423
U.S. government agency securities	32,691	52	(79)	32,664

Total debt securities	141,923	503	(533)	141,893
Equity securities	882	101	(4)	979

Total	$142,805	$604	$(537)	$142,872

Held to Maturity
Fannie Mae	$8,426	$3	$(191)	$8,238
Freddie Mac	5,177	—	(100)	5,077

Total mortgage-backed	13,603	3	(291)	13,315
securities
U.S. government agency securities	4,730	—	(27)	4,703

Total	$18,333	$3	$(318)	$18,018

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available for Sale
Fannie Mae	$6,988	$33	$(31)	$6,990
Freddie Mac	22,836	3	(523)	22,316
Governmental National Mortgage
Association securities	10,503	98	—	10,601

Total mortgage-backed securities	40,327	134	(554)	39,907
Obligations of states and political subdivisions	6,240	225	—	6,465
U.S. government agency securities	41,960	35	(180)	41,815

Total debt securities	88,527	394	(734)	88,187
Equity securities	882	64	(11)	935

Total	$89,409	$458	$(745)	$89,122

Held to Maturity
Fannie Mae	$9,263	$4	$(309)	$8,958
Freddie Mac	5,722	—	(168)	5,554

Total mortgage-backed securities	14,985	4	(477)	14,512
U.S. government agency securities	4,730	—	(49)	4,681

Total	$19,715	$4	$(526)	$19,193

The amortized cost and estimated market value of debt securities at March 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$18,323	$18,251	$1,735	$1,724
Due after one year through five years	24,273	23,950	9,624	9,454
Due after five years through ten years	1,829	1,876	2,995	2,947
Due after ten years	98,380	98,795	3,979	3,893

Total	$142,805	$142,872	$18,333	$18,018

The Bank had no sale of investment securities for the six months ended March 31, 2007 and 2006.

6.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Bank’s Consolidated Financial Statements for the year ended September 30, 2006 included in the Registration Statement on Form S-1.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Components of net periodic pension cost
Service Cost	$154	134	307	267
Interest Cost	120	99	239	199
Expected return on plan assets	(111)	(97)	(222)	(194)
Amortization of prior service cost	2	2	5	5
Amortization of unrecognized loss	46	31	93	61
Amortization of transition obligation	—	—	—	1

Net periodic benefit cost	$211	$169	$422	$339

The Bank expects to contribute $1.3 million to its pension plan in 2007.

7.	Subsequent Event

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

Overview

On February 22, 2007, the Company commenced its initial stock offering whereby the Company offered for sale up to 13,800,000 shares of its common stock, subject to adjustment to up to 15,870,000 shares of common stock, for a price of $10.00 per share. The transaction closed at the adjusted maximum level of shares, and 15,870,000 shares were sold in the offering. The Company also contributed 1,110,900 shares of the Company’s outstanding common stock, and contributed $1.6 million in cash, to a charitable foundation established by ESSA Bank & Trust. The stock offering expired on March 15, 2007, and the offering was consummated on April 3, 2007.

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

Total Assets. Total assets increased by $202.1 million, or 27.8%, to $927.9 million at March 31, 2007 from $725.8 million at September 30, 2006. This increase was primarily due to increases in cash and due from banks, interest-bearing deposits with other institutions, investment securities and loans receivable.

Cash and Due from Banks. Cash and due from banks increased $1.4 million, or 12.4% to $13.1 million at March 31, 2007 from $11.7 million at September 30, 2006. The increase was primarily due to increased retail deposit volume at the Bank contributing to an increase in the Bank’s Federal Reserve Bank balance at March 31, 2007.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $125.3 million to $126.3 million at March 31, 2007 from $1.1 million at September 30, 2006. As noted earlier, the Company’s initial stock offering commenced on February 22, 2007 and was consummated on April 3, 2007. Funds received from prospective subscribers during the offering were held in a demand deposit account at the Bank. These funds contributed to an increase in the Bank’s Federal Home Loan Bank of Pittsburgh demand deposit account of $125.2 million at March 31, 2007 compared to September 30, 2006.

Investment Securities. Investment securities increased $52.4 million, or 48.1% to $161.2 million at March 31, 2007, from $108.8 million at September 30, 2006. This increase was due to the Bank’s normal reinvesting of cash flow and maturities from the investment portfolio along with funds from new deposits. In addition, during March 2007, the Bank began investing some of the anticipated net proceeds from the initial stock offering. Overall, from September 30, 2006 through March 31, 2007, the Bank’s investments in United States government sponsored agency mortgage-backed securities increased $61.5 million while other investments, primarily U.S. government agency securities, decreased $9.1 million.

Net Loans. Net loans increased $23.2 million, or 4.2%, to $579.9 million at March 31, 2007 from $556.7 million at September 30, 2006. During this period residential loans outstanding increased $18.3 million, commercial loans increased $3.9 million, and consumer loans increased $1.1 million.

Deposits and Stock Offering Subscription Rights. Deposits increased by $16.7 million or 4.1% to $418.8 million at March 31, 2007, from $402.2 million at September 30, 2006. Savings and club accounts increased $14.3 million from September 30, 2006 to March 31, 2007. In addition, proceeds from stock offering subscription rights received during the Company’s initial stock offering were held in a demand deposit account. These funds, shown separately on the Bank’s balance sheet amounted to $188.1 million at March 31, 2007.

Borrowed Funds. Funds borrowed from the Federal Home Loan Bank of Pittsburgh decreased by $6.3 million, or 2.4%, to $253.0 million at March 31, 2007, from $259.3 million at September 30, 2006. The decrease in borrowed funds was primarily attributable to the increase in deposits resulting primarily from the Company’s initial stock offering.

Total Equity. Total equity increased by $2.4 million, or 4.1%, to $60.7 million at March 31, 2007 from $58.3 million at September 30, 2006. The increase reflected net income of $2.2 million for the six month period ended March 31, 2007 in addition to a $234,000 decrease in other comprehensive losses due to unrealized losses on investment securities available for sale at March 31, 2007.

Comparison of Operating Results for the Six Months Ended March 31, 2007 and March 31, 2006

Net Income. Net income increased $234,000, or 12.1%, to $2.2 million for the six months ended March 31, 2007 from $1.9 million for the comparable 2006 period. The increase was primarily the result of an increase in net interest income which was offset in part by a decrease in total non-interest income and an increase in total non-interest expense.

Net Interest Income. Net interest income increased by $688,000, or 8.1%, to $9.2 million for the six months ended March 31, 2007 from $8.5 million for the comparable 2006 period. The increase was primarily attributable to an increase in net average interest earnings assets of $20.9 million offset by a 24 basis point decrease in the interest rate spread to 2.27% for the six months ended March 31, 2007 from 2.51% for the comparable 2006 period.

Interest Income. Interest income increased $3.4 million, or 19.4%, to $20.8 million for the six months ended March 31, 2007 from $17.4 million for the comparable 2006 period. The increase resulted from a $87.5 million increase in average interest-earning assets combined with a 27 basis point increase in the overall yield on interest earning assets to 5.86% for the six months ended March 31, 2007, from 5.59% for the comparable 2006 period. Loans increased on average $49.8 million between the two periods along with increases in the average balance of investment securities, including mortgage-backed securities of $30.2 million. Also, average Federal Home Loan Bank stock increased $2.3 million along with an increase in the average balance of other interest earning assets of $5.1 million. The primary reason for the increase in average other interest earning assets was due to the funds received for stock orders during the Company’s initial stock offering which commenced on February 22, 2007 and was consummated on April 3, 2007. The primary reason for the increase in average investment securities was that during March 2007, the Company began investing some of the anticipated net proceeds from the stock offering. These investments amounted to approximately $48.2 million at March 31, 2007.

Interest Expense. Interest expense increased $2.7 million, or 30.1%, to $11.6 million for the six months ended March 31, 2007 from $8.9 million for the comparable 2006 period. The increase resulted from a $66.5 million increase in average interest-bearing liabilities, combined with a 51 basis point increase in the overall cost of interest bearing liabilities to 3.59% for the six months ended March 31, 2007 from 3.08% for the comparable 2006 period. Average interest bearing deposits increased $25.7 million along with an increase in average borrowed funds of $40.8 million.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $180,000 for the six months ended March 31, 2007 as compared to $150,000 for the six months ended March 31, 2006. The allowance for loan losses was $4.0 million, or 0.69% of loans outstanding at March 31, 2007, compared to $3.7 million, or 0.69% of loans outstanding at March 31, 2006.

Non-interest Income. Non-interest income decreased $47,000 or 1.7% to $2.7 million for the six months ended March 31, 2007, from $2.8 million for the comparable 2006 period. The decrease was primarily due to a decrease in service fees on deposit accounts of $164,000 which was partially offset by increases in trust and investment fees of $81,000 and service charges and fees on loans of $21,000. The decrease in service fees on deposit accounts was primarily due to a decrease in non-sufficient fund charges of $135,000.

Non-interest Expense. Non-interest expense increased by $360,000, or 4.3%, to $8.7 million for the six months ended March 31, 2007, from $8.4 million for the comparable 2006 period. Increases in compensation and employee benefits of $596,000, occupancy and equipment of $48,000 and advertising of $25,000 were partially offset by decreases in professional fees of $88,000, data processing of $25,000 and other expenses of $196,000. The increase in compensation and employee benefits was the result of normal merit increases combined with increases in board of director fees, incentive accruals and pension and other benefit costs. The increase in occupancy and equipment costs was the result of increases in lease expense and depreciation expense. Advertising expense increased as a result of our increased efforts to maintain and improve our presence in our market area. Professional fees decreased primarily as a result of the expiration of a third party consulting agreement in August 2006 related to the Bank’s overdraft protection product. Data processing costs decreased primarily as a result of the expiration in April 2006 of a third party network consulting agreement. Finally, other expenses decreased primarily due to a decrease in the amount accrued as a contribution to the Bank’s former charitable foundation to zero for the six months ending March 31, 2007 from $205,000 for the comparable 2006 period.

Income Taxes. Income tax expense increased by $17,000, or 2.1%, to $836,000 for the six months ended March 31, 2007 from $819,000 for the comparable 2006 period. The effective tax rate was 27.9% for the six months ended March 31, 2007 compared to 29.8% for the comparable 2006 period.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

Net Income. Net income increased $318,000, or 32.3%, to $1.3 million for the three months ended March 31, 2007 from $983,000 for the comparable 2006 period. The increase was primarily the result of an increase in net interest income offset in part by a decrease in noninterest income and an increase in noninterest expense.

Net Interest Income. Net interest income increased by $624,000, or 14.5%, to $4.9 million for the three months ended March 31, 2007 from $4.3 million for the comparable 2006 period. The increase was primarily attributable to an increase in net average interest earnings assets of $34.4 million offset by a 22 basis point decrease in the interest rate spread to 2.34% for the three months ended March 31, 2007 from 2.56% for the comparable 2006 period.

Interest Income. Interest income increased $1.9 million, or 21.3%, to $10.7 million for the three months ended March 31, 2007 from $8.8 million for the comparable 2006 period. The increase resulted from a $105.7 million increase in average interest-earning assets combined with a 22 basis point increase in the overall yield on interest earning assets to 5.90% for the three months ended March 31, 2007, from 5.68% for the comparable 2006 period. Loans increased on average $50.5 million between the two periods along with increases in the average balance of investment securities, including mortgage-backed securities of $34.2 million. In addition, average Federal Home Loan Bank stock increased $2.4 million along with an increase in the average balance of other interest earning assets of $18.5 million. The primary reason for the increase in other interest earning assets was funds received for stock orders during the Company’s initial stock offering which commenced on February 22, 2007 and was consummated on April 3, 2007. These funds were maintained in a demand account at the FHLB. The primary reason for the increase in investment securities was that during March 2007, the Company began investing the anticipated net proceeds from the stock offering. These investments amounted to approximately $48.2 million at March 31, 2007.

Interest Expense. Interest expense increased $1.3 million, or 27.9%, to $5.8 million for the three months ended March 31, 2007 from $4.5 million for the comparable 2006 period. The increase resulted from a $71.3 million increase in average interest-bearing liabilities, combined with a 44 basis point increase in the overall cost of interest bearing liabilities to 3.56% for the three months ended March 31, 2007 from 3.12% for the comparable 2006 period. Average interest bearing deposits increased $32.9 million along with an increase in average borrowed funds of $38.4 million. The increase in interest bearing deposits was due primarily to activity related to the Company’s initial stock offering.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $90,000 for the three months ended March 31, 2007 as compared to $75,000 for the three months ended March 31, 2006. The allowance for loan losses was $4.0 million, or 0.69% of loans outstanding at March 31, 2007, compared to $3.7 million, or 0.69% of loans outstanding at March 31, 2006.

Non-interest Income. Non-interest income decreased $42,000 or 3.1% to $1.3 million for the three months ended March 31, 2007, from $1.3 million for the comparable 2006 period. The decrease was primarily due to a decrease in service fees on deposit accounts of $99,000 which was partially offset by increases in trust and investment fees of $43,000 and service charges and fees on loans of $8,000. The decrease in service fees on deposit accounts was primarily due to a decrease in non-sufficient fund charges of $84,000.

Non-interest Expense. Non-interest expense increased by $148,000, or 3.6%, to $4.3 million for the three months ended March 31, 2007, from $4.2 million for the comparable 2006 period. Increases in compensation and employee benefits of $349,000, and occupancy and equipment of $17,000 were partially offset by decreases in professional fees of $18,000, advertising of $28,000 and other expenses of $168,000. The increase in compensation and employee benefits was the result of normal merit increases combined with increases in board of director fees, incentive accruals and pension and other benefit costs. The increase in occupancy and equipment costs was the result of increases in utilities and depreciation expense. Advertising expense decreased as a result of the timing of promotional ads between periods. Professional fees decreased primarily as a result of the expiration of a third party consulting agreement in August 2006 related to the Bank’s overdraft protection product. Finally, other expenses decreased primarily as a result of the reversal in March, 2007 of $166,000 of accrued expense for contributions to the Bank’s former charitable Foundation. Contribution expense to the former charitable foundation was $97,000 for the 2006 period.

Income Taxes. Income tax expense increased by $101,000, or 23.5%, to $530,000 for the three months ended March 31, 2007 from $429,000 for the comparable 2006 period. The effective tax rate was 28.9% for the three months ended March 31, 2007 compared to 30.4% for the comparable 2006 period.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet both our short-term and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2007, $139.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $48.3 million at March 31, 2007. As of March 31, 2007, we had $253.0 million in borrowings outstanding from the Federal Home Loan Bank of Pittsburgh and we have access to additional Federal Home Loan Bank advances of up to approximately $531.4 million.

At March 31, 2007, we had $56.0 million in loan commitments outstanding, which included $15.0 million in undisbursed construction loans, $21.0 million in unused home equity lines of credit, $6.1 million in commercial lines of credit and $3.7 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of March 31, 2007 totaled $150.6 million, or 71% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $2.3 million and $1.5 million for the six months ended March 31, 2007 and 2006, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $75.7 million and $24.3 million for the six months ended March 31, 2007 and 2006, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $75.3 million and $14.6 million for the six months ended March 31, 2007 and 2006, respectively. Deposit, borrowing, and stock offering subscription rights cash flows have comprised most of our financing activities which resulted in net cash provided of $200.1 million and $23.8 million for the six months ended March 31, 2007 and 2006, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first six months of 2007, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2006.

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

ESSA BANCORP, INC.

Date: May 14, 2007	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 14, 2007	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer