Form 10-Q
period 2007-06-30
ESSA Bancorp, Inc.
filed 2007-08-14
CIK 1382230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended June 30, 2007

                                       OR

[ ] Transition  Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

    For the transition period from _________ to _________
                                       ---------    ---------

                          Commission File No. 001-33384


                               ESSA Bancorp, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                    20-8023072
        ------------                                     ----------
    (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification Number)


 200 Palmer Street, Stroudsburg, Pennsylvania                 18360
 --------------------------------------------                 -----
           (Address of Principal Executive Offices)         (Zip Code)

                                 (570) 421-0531
                                 --------------
                         (Registrant's telephone number)


                                       N/A
                                       ---
         (Former name or former address, if changed since last report)

                    ----------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ] Accelerated filer  [ ]  Non-accelerated filer [X]

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).   YES [ ] NO [ X ]

     As of August 14, 2007 there were 16,980,900 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                               ESSA Bancorp, Inc.
                                    FORM 10-Q

                                      Index


                                                                         Page
                                                                       --------

                          Part I. Financial Information

Item 1. Financial Statements (unaudited)                                     3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        24

Item 4.   Controls and Procedures                                           25

                           Part II. Other Information

Item 1.   Legal Proceedings                                                 25

Item 1A. Risk Factors                                                       25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       25

Item 3.   Defaults upon Senior Securities                                   25

Item 4.   Submission of Matters to a Vote of Security Holders               25

Item 5.   Other Information                                                 25

Item 6.   Exhibits                                                          25

Signature Page                                                              27

Part I. Financial Information
Item 1.    Financial Statements

                        ESSA BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                 June 30,          September 30,
                                                                                                  2007                  2006
                                                                                            ------------------  -------------------
                                                                                                   (dollars in thousands)
ASSETS
      Cash and due from banks..............................................................$     15,033         $      11,677
      Interest-bearing deposits with other institutions....................................       6,074                 1,053
                                                                                            ------------------  -------------------
                                                                                           -
            Total cash and cash equivalents................................................      21,107                12,730
      Investment securities available for sale.............................................     203,185                89,122
      Investment securities held to maturity (market value of $17,250 and $19,193).........      17,657                19,715
      Loans receivable (net of allowance for loan losses of $4,116 and $3,855).............     599,656               556,677
      Federal Home Loan Bank stock.........................................................      15,231                13,675
      Premises and equipment...............................................................      11,391                11,447
      Bank-owned life insurance............................................................      13,786                13,376
      Other assets.........................................................................      10,242                 9,054
                                                                                            ------------------  -------------------
            TOTAL ASSETS...................................................................$    892,255         $     725,796
                                                                                            ==================   ==================
                                                                                           =

LIABILITIES
      Deposits.............................................................................$    397,480       $       402,153
      Short-term borrowings................................................................      33,031                35,299
      Other borrowings.....................................................................     248,000               224,000
      Advances by borrowers for taxes and insurance........................................       5,156                 2,198
      Other liabilities....................................................................       4,216                 3,809
                                                                                            ------------------   -------------------
                                                                                           -
            TOTAL LIABILITIES..............................................................     687,883               667,459
                                                                                            ------------------   -------------------
                                                                                           -
      Commitment and contingencies.........................................................          --                     --

STOCKHOLDERS' EQUITY
      Preferred stock ($.01 par value: 10,000,000 shares authorized, none issued)..........          --                     --
      Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 shares issued
         and outstanding)..................................................................         170                    --
      Additional paid in capital...........................................................     166,769                    --
      Unallocated common stock held by the Employee Stock Ownership Plan...................     (13,434)                   --
      Retained earnings....................................................................      51,682                58,526
      Accumulated other comprehensive loss.................................................        (815)                 (189)
                                                                                            ------------------   -------------------
                                                                                           -
            TOTAL STOCKHOLDERS' EQUITY.....................................................     204,372                58,337
                                                                                            ------------------   -------------------
                                                                                           -
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................$    892,255         $     725,796
                                                                                           ==================     ==================

See accompanying notes to the unaudited consolidated financial statements.

                                       3

                        ESSA BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)

                                                                                        For the Three Months     For the Nine Months
                                                                                           Ended June 30,           Ended June 30,
                                                                                      -----------------------   --------------------
                                                                                          2007        2006         2007        2007
                                                                                        ---------    -------      ------      ------
                                                                                       (dollars in thousands, except per share data)

INTEREST INCOME

      Loans receivable................................................................$    9,041  $    8051    $ 26,426  $   23,399
      Investment securities:..........................................................
            Taxable...................................................................     2,634        954       5,127       2,490
            Exempt from federal income tax............................................        74         71         221         204
     Other investment income.........................................................        424        228       1,209         641
                                                                                        ---------    --------   -------     -------
            Total interest income.....................................................    12,173      9,304      32,983      26,734
                                                                                        ---------    --------   -------     -------

INTEREST EXPENSE
      Deposits........................................................................     2,546      2,340       7,912        6,443
      Short-term borrowings...........................................................       480         23       1,319          433
      Other borrowings................................................................     2,821      2,530       8,238        6,947
                                                                                       ----------     -------   ---------    -------
            Total interest expense....................................................     5,847      4,893      17,469       13,823
                                                                                       ----------    --------   ---------    -------

NET INTEREST INCOME...................................................................     6,326      4,411      15,514       12,911
      Provision for loan losses.......................................................        90         75         270          225
                                                                                       ----------     --------  ---------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...................................     6,236      4,336      15,244       12,686
                                                                                       ----------    --------   ---------    -------
NONINTEREST INCOME

      Service fees on deposit accounts................................................       873        933       2,629        2,853
      Services charges and fees on loans..............................................       178        120         434          355
      Trust and investment fees.......................................................       195        179         595          498
      Gain on sale of loans, net......................................................       --           7          12            7
      Earnings on Bank-owned life insurance...........................................       143        131         410          381
      Other...........................................................................        22         25          56           73
                                                                                       ----------     --------   -------     -------
            Total noninterest income..................................................     1,411      1,395       4,136        4,167
                                                                                       ----------     --------   -------     -------

NONINTEREST EXPENSE
      Compensation and employee benefits..............................................     2,828      2,381       7,995        6,952
      Occupancy and equipment.........................................................       690        606       1,951        1,819
      Professional fees...............................................................       278        206         586          602
      Data processing.................................................................       475        433       1,358        1,341
      Advertising.....................................................................       178        135         514          446
      Contribution to charitable foundation...........................................    12,693         97      12,693          303
      Other...........................................................................       426        394       1,206        1,164
                                                                                       ----------     --------  ---------    -------
            Total noninterest expense.................................................    17,568      4,252      26,303       12,627
                                                                                       ----------     --------  ---------    -------
Income (loss) before income tax expense (benefit).....................................    (9,921)     1,479      (6,923)       4,226
Income tax expense (benefit)..........................................................      (915)       457         (79)       1,276
                                                                                       ----------     -------   ---------    -------


NET INCOME (LOSS).....................................................................$   (9,006)  $  1,022   $  (6,844)  $    2,950
                                                                                      ===========  ========== ===========  =========
Basic loss per common share, from date of initial stock offering:.....................$    (0.27)  $   -      $   (0.27)  $     -
                                                                                      ============            ===========


     See accompanying notes to the unaudited consolidated financial statements.

                        ESSA BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                         Nine Months Ended June 30, 2007
                             (dollars in thousands)

                                            Additional     Unallocated               Accumulated Other
                                 Common       Paid In     Common Stock   Retained    Comprehensive       Total        Comprehensive
                                 Stock        Capital     Held by the     Earnings      Loss           Stockholders'         Loss
                                 ----         ------        ESOP          -------       ----             Equity              ----
                                                            ----                                         ------
Balance, September 30, 2006
                                   $-           $-             $-        $58,526       $ (189)           $58,337
Net loss..................                                               ( 6,844)          -              (6,844)          (6,844)
Other comprehensive loss:
  Unrealized loss on
  securities available for
  sale, net of tax expense
  benefit of $322.........                                                               (626)              (626)            (626)
Sale of 16,980,900 shares of
  common stock in the
  initial public offering..       170         166,745       (13,585)                                     153,330
Allocation of ESOP stock..                         24           151                                          175
                               ----------- -------------- -------------- ----------- ------------------- --------------- -----------
                               ----------- -------------- -------------- ----------- ------------------- --------------- -----------
Comprehensive loss........                                                                                                $(7,470)
                                                                                                                          ========
Balance, June 30, 2007....       $170        $166,769     $ (13,434)     $51,682        $(815)          $204,372
                                 ----        --------     ----------     -------        ------          ========


See accompanying notes to the unaudited consolidated financial statements.

                        ESSA BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       For the Nine Months
                                                                                                          Ended June 30,
                                                                                                       ---------------------
                                                                                                        2007       2006
                                                                                                       --------  ---------
                                                                                                      (dollars in thousands)

OPERATING ACTIVITIES
      Net income (loss)...............................................................................$ (6,844)  $  2,950
      Adjustments to reconcile net income (loss) to net cash provided by (used for)
            operating activities:........
            Provision for loan losses.................................................................     270        225
            Provision for depreciation and amortization...............................................     873        827
            Accretion of discounts and premiums.......................................................    (217)        12
            Amortization of unallocated common stock held by ESOP.....................................     175          -
            Gain on sale of loans, net................................................................     (12)        (7)
            Origination of loans held for sale........................................................    (899)         -
            Proceeds from sale of loans...............................................................     911          -
            Increase in accrued interest receivable...................................................  (1,528)      (335)
            Increase (decrease) in accrued interest payable...........................................     (38)       399
            Earnings on Bank-owned life insurance.....................................................    (410)      (381)
            Deferred federal income taxes (benefit)...................................................  (2,276)      (293)
            Other, net................................................................................   3,148       (490)
                                                                                                       --------     ------
            Net cash provided by (used for) operating activities......................................  (6,577)     2,907
                                                                                                       --------     ------
INVESTING ACTIVITIES
      Investment securities available for sale:
            Proceeds from principal repayments and maturities.........................................  36,771     19,907
            Purchases.................................................................................(151,656)   (37,790)
      Investment securities held to maturity:.........................................................
            Proceeds from principal repayments and maturities.........................................   2,046      2,916
            Purchases.................................................................................       0     (1,988)
      Increase in loans receivable, net............................................................... (43,146)   (32,427)
      Proceeds from the sale of loans.................................................................       -        340
      Redemption of FHLB stock........................................................................   1,622      1,489
      Purchase of FHLB stock..........................................................................  (3,178)    (2,665)
      Purchase of premises, equipment, and software...................................................    (852)    (1,046)
                                                                                                      ---------   --------
            Net cash used for investing activities....................................................(158,393)   (51,264)
                                                                                                      ---------   --------
FINANCING ACTIVITIES

      Decrease (increase) in deposits, net............................................................  (4,673)    26,368
      Net decrease in short-term borrowings...........................................................  (2,268)    (9,741)
      Proceeds from long-term FHLB borrowings.........................................................  36,000     31,000
      Repayment of long-term FHLB borrowings.......................................................... (12,000)    (8,000)
      Increase (decrease) in advances by borrowers for taxes and insurance............................   2,958      3,178
      Proceeds from the issuance of common stock...................................................... 153,330          -
                                                                                                      ---------   --------
            Net cash provided by financing activities................................................. 173,347     42,805
                                                                                                      ---------   --------
            Increase (decrease) in cash and cash equivalents..........................................   8,377     (5,552)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................................  12,730     20,290
                                                                                                      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................................$ 21,107   $ 14,738
                                                                                                      ---------  ---------

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Cash paid:......................................................................................
            Interest..................................................................................$ 17,507   $ 13,424
            Income taxes..............................................................................   1,140      1,225

See accompanying notes to the unaudited consolidated financial statements.

                        ESSA BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.    Nature of Operations and Basis of Presentation

     The unaudited, consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the "Company"), ESSA Bank & Trust (the "Bank"), and the Bank's wholly owned subsidiaries, ESSACOR Inc. and Pocono Investment Company. The Bank is a Pennsylvania chartered savings association located in Stroudsburg, Pennsylvania. The Bank's primary business consists of the taking of deposits and granting of loans to customers generally in Monroe and Northampton counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and the Office of Thrift Supervision (the "OTS").

     ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of ESSA Bank & Trust, including certain intellectual property. All intercompany transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three- and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.   Completion of Initial Public Offering

     On July 25, 2006, the ESSA Bank & Trust's Board of Directors adopted a Plan of Conversion (the "Plan") pursuant to which the Bank converted to a
Pennsylvania chartered stock association and formed ESSA Bancorp, Inc., a Pennsylvania chartered company (the "Company"). On December 7, 2006 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-139157) with respect to the shares to be offered and sold pursuant to the Plan. The Company registered for offer and sale 16,980,900 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share.

     The stock offering was consummated on April 3, 2007, resulting in gross proceeds of $158.7 million, through the sale of 15,870,000 shares at a price of $10.00 per share. The Company also contributed 1,110,900 shares of its common stock to the ESSA Bank & Trust Foundation and $1.6 million in cash. Expenses related to the offering were approximately $2.9 million which resulted in net proceeds of approximately $155.9 million prior to the contribution to the ESSA Bank & Trust Foundation.

     The Company lent approximately $13.6 million to the Bank's Employee Stock Ownership Plan. The Company retained approximately $64.3 million of the net proceeds of the offering prior to the contribution to the ESSA Bank & Trust Foundation, and the remainder of the net proceeds were contributed to the Bank.

3.   Earnings per Share

     Basic loss per common share has been calculated based on a net loss of $4.2 million from April 3, 2007 to June 30, 2007 (the period during which the common stock was outstanding), and weighted average common shares of 15,627,802 outstanding for the period. The number of shares outstanding for this purpose excludes unallocated ESOP shares.

4.    Use of Estimates in the Preparation of Financial Statements

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

5.   Comprehensive Income (Loss)

     The components of comprehensive income (loss) consist exclusively of unrealized gains and losses on available for sale securities. For the nine
months  ended  June  30,  2007,   this  activity  is  shown  under  the  heading
Comprehensive Income (Loss) as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the three months ended June 30, 2007, comprehensive (loss) totaled $9.9 million. For the three and nine months ended June 30, 2006, comprehensive income totaled $678,000 and $2.4 million, respectively.

6.   Recent Accounting Pronouncements

     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position and results of operations.

     In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position.

     In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

     In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 ("EITF 06-4"), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company's results of operations or financial condition.

     In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5("EITF 06-5"), Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

     In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 ("EITF 06-10"), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company's results of operations or financial condition.

     In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 ("EITF 06-11"), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the EITF will have on the Company's financial condition.

7.   Investment Securities

     The amortized cost and estimated market value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

                                                                                               June 30, 2007
                                                                           -------------------------------------------------------

                                                                                              Gross         Gross        Estimated
                                                                              Amortized     Unrealized    Unrealized      Market
                                                                                Cost           Gains       Losses         Value
                                                                             -----------   ------------   -----------   ----------

Available for Sale
Fannie Mae................................................................$     21,189   $        29    $     (176)   $   21,042
Freddie Mac...............................................................      70,145            15        (1,052)       69,108
Governmental National Mortgage
      Association securities..............................................      15,797            70          (119)       15,748
                                                                           -------------    ----------     ----------   ----------
            Total mortgage-backed securities                                   107,131           114        (1,347)      105,898
Obligations of states and political subdivisions..........................       7,173           131           (70)        7,234
U.S. government agency securities.........................................      89,225            36          (177)       89,084
                                                                           -------------     ---------     ----------    ---------
     Total debt securities...............................................      203,529           281        (1,594)      202,216
Equity securities.........................................................         882           100           (14)          969
                                                                           -------------      --------     ----------    ---------
            Total.........................................................$    204,411   $       381   $    (1,608)   $  203,185
                                                                           ============= ============= ============== ============
                                                                          =
Held to Maturity
Fannie Mae................................................................$      8,055   $         2   $      (257)   $    7,800
Freddie Mac...............................................................       4,871            --          (112)        4,759
                                                                           ------------- ------------- -------------  ------------
      Total mortgage-backed securities....................................      12,926             2          (369)       12,559
U.S. government agency securities.........................................       4,731            --           (40)        4,691
                                                                           ------------- ------------- -------------  ------------
            Total.........................................................$     17,657   $         2   $      (409)  $    17,250
                                                                           ============= ============= ============= =============
                                                                          =

                                                                                              September 30, 2006
                                                                             -----------------------------------------------------
                                                                                               Gross       Gross        Estimated
                                                                               Amortized    Unrealized    Unrealized      Market
                                                                                 Cost          Gains       Losses         Value
                                                                              -----------   ------------ -----------    ----------

Available for Sale
Fannie Mae..................................................................$      6,988   $       33   $       (31)  $    6,990
Freddie Mac.................................................................      22,836            3          (523)      22,316
Governmental National Mortgage
      Association securities................................................      10,503           98            --        0,601
                                                                             ------------  ------------ ------------- -----------
            Total mortgage-backed securities................................      40,327          134          (554)      39,907
Obligations of states and political subdivisions............................       6,240          225            --        6,465
U.S. government agency securities...........................................      41,960           35          (180)      41,815
                                                                             ------------  ------------ ------------- -----------
      Total debt securities.................................................      88,527          394          (734)      88,187
Equity securities...........................................................         882           64           (11)           9
                                                                             ------------  -----------  ------------- -----------
Total.................................................................$           89,409   $      458   $      (745)  $   89,122
                                                                             ============  ===========  ============= ===========

Held to Maturity
Fannie Mae..................................................................$      9,263   $        4   $      (309)  $    8,958
Freddie Mac.................................................................       5,722           --          (168)       5,554
                                                                             ------------
      Total mortgage-backed securities......................................      14,985            4          (477)      14,512
U.S. government agency securities...........................................       4,730           --           (49)       4,681
                                                                             ------------
            Total...........................................................$     19,715   $        4   $      (526)  $   19,193
                                                                             ============  ============ ============  ==========

     The amortized cost and estimated market value of debt securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):


                                                                                  Available For                  Held To
                                                                                      Sale                       Maturity
                                                                           --------------------------  ----------------------------
                                                                                           Estimated                    Estimated
                                                                              Amortized     Market       Amortized       Market
                                                                                Cost        Value           Cost         Value
                                                                           ------------- -------------  --------------- ------------
Due in one year or less....................................................$     74,696   $    74,517  $      2,735    $   2,719
Due after one year through five years......................................      23,230        22,829         8,292        8,115
Due after five years through ten years.....................................       2,000         1,970         2,825        2,749
Due after ten years........................................................     104,485       103,869         3,805        3,667
                                                                            ------------- ------------ -------------- ------------
      Total................................................................$    204,411   $   203,185  $     17,657    $  17,250
                                                                            ============= ===========  ============== ============


     The Bank had no sale of investment securities for the nine months ended June 30, 2007 and 2006.

8.   Loans Receivable, Net and Allowance for Loan Losses

     Loans receivable consist of the following (in thousands):

                                                                                                   June 30        September
                                                                                                     2007          30, 2006
                                                                                                --------------    ---------
Real Estate Loans:
        Residential.............................................................................$    484,310   $    452,406
        Construction...........................................................................        6,705          5,943
        Commercial............................................................................        54,778         47,479
Commercial......................................................................................       7,281          6,159
Home equity loans and lines of credit...........................................................      47,811         46,796
Other...........................................................................................       4,600          4,247
                                                                                                ----------------------------
                                                                                                     605,485        563,030
Less deferred loan fees.........................................................................       1,713          2,498
                                                                                                ---------------------------
                                                                                                     603,772        560,532
Less allowance for loan losses..................................................................       4,116          3,855
                                                                                                ---------------------------
             Net loans...........................................................................$   599,656   $    556,677
                                                                                                ============   ============

        The activity in the allowance for loan losses is summarized as follows (in thousands):

                                                               Three Months Ended                  Nine Months Ended
                                                                 June 30, 2007                       June 30, 2007
                                                                 -------------                       -------------
                                                               2007              2006              2007             2006
                                                              ------            ------             ----             ----
      Balance, beginning of period................     $      4,028     $        3,705     $       3,855     $     3,563
      Add
           Provision charged to operations........               90                 75               270             225
           Loan recoveries........................                -                  -                 1               1
                                                       ------------      -------------     -------------     -----------
                                                                 90                 75               271             226
      Less loans charged off......................                2                  -                10               9
                                                       ------------      -------------     -------------     -----------

      Balance, end of period......................     $      4,116      $       3,780     $       4,116     $     3,780
                                                       ============      =============     =============     ===========

                                       11

9.     Deposits

       Deposits consist of the following major classifications (in thousands):

                                                                                                          June 30,      September
                                                                                                            2007        30, 2006
                                                                                                        -------------  -----------
Non-interest bearing demand accounts........................................................            $   28,418      $ 23,675
NOW accounts................................................................................                63,303        59,480
Money market accounts.......................................................................                31,645        33,255
Savings and club accounts...................................................................                72,240        76,166
Certificates of deposit.....................................................................               201,874       209,577
                                                                                                         =========================
Total.......................................................................................            $  397,480      $402,153
                                                                                                         =========================

10.   Net Periodic Benefit Cost-Defined Benefit Plan

     For a detailed disclosure on the Bank's pension and employee benefits plans, please refer to Note 13 of the Bank's Consolidated Financial Statements for the year ended September 30, 2006 included in the Registration Statement on Form S-1.

     The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):


                                                                                         Three Months Ended        Nine Months Ended
                                                                                               June 30,               June 30,
                                                                                      ------------------------- --------------------
                                                                                         2007         2006          2007       2006
                                                                                      ------------  -----------  --------- ---------

Service Cost.........................................................................$     154    $     134    $     462   $    402
Interest Cost........................................................................      120           99          360        297
Expected return on plan assets.......................................................     (111)         (97)        (333)      (291)
Amortization of prior service cost...................................................        2            2            6          6
Amortization of unrecognized loss....................................................       46           31          138         92
Amortization of transition obligation................................................       --            --          --          1
                                                                                      ----------  -----------  ----------  ---------
Net periodic benefit cost............................................................$     211    $     169    $     633   $    507
                                                                                      =========== ===========  ==========  =========


     The Bank expects to contribute $1.3 million to its pension plan in 2007.


11.  Employee Stock Ownership Plan

The Company has an ESOP for the benefit of employees who meet the eligibility requirements. The ESOP trust purchased 1,358,472 shares of common stock in the initial public offering with proceeds from a loan with the Company. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 8.25% with principal and interest payable in annual installments over thirty years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of debt service paid during the year. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations.

The following table presents the components of the ESOP shares:

                                                                                          June 30, 2007
                                                                                        ---------------
    Shares released for allocation.................................................            15,094
    Unreleased shares..............................................................         1,358,472
                                                                                            ---------
    Total ESOP shares..............................................................         1,343,378
                                                                                            =========
    Fair value of unreleased shares................................................       $15,011,116
                                                                                          ===========


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of  Operations   Forward  Looking  Statements

     This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

        o statements of our goals, intentions and expectations;

        o statements regarding our business plans and prospects and growth and operating strategies;

        o statements regarding the asset quality of our loan and investment portfolios; and

        o estimates of our risks and future costs and benefits.

     These   forward-looking   statements  are  subject  to  significant  risks,
assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

        o significantly increased competition among depository and other financial institutions;

        o inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

        o general economic conditions, either nationally or in our market areas, that are worse than expected;

        o adverse changes in the securities markets;

        o  legislative  or  regulatory   changes  that  adversely  affect  our
          business;

        o our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

        o changes in consumer spending, borrowing and savings habits;

        o changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

        o changes in our organization, compensation and benefit plans.

Overview

          The Company consummated its initial stock offering on April 3, 2007 with the sale of 15,870,000 shares of common stock. The Company also contributed 1,110,900 shares of the Company's outstanding common stock, and contributed $1.6 million in cash, to a charitable foundation established by the Bank. Net proceeds of the offering were approximately $155.9 million prior to the contribution to ESSA Bank & Trust Foundation.

Comparison of Financial Condition at June 30, 2007 and September 30, 2006

     Total Assets. Total assets increased by $166.5 million, or 22.9%, to $892.3 million at June 30, 2007 from $725.8 million at September 30, 2006. This increase was primarily due to increases in cash and due from banks, interest-bearing deposits with other institutions, investment securities available for sale and loans receivable.

     Cash and Due from Banks. Cash and due from banks increased $3.4 million, or 28.7%, to $15.0 million at June 30, 2007 from $11.7 million at September 30,

2006. The increase was primarily due to the fact that June 30, 2007 fell on a weekend which contributed to an increase in the Bank's Federal Reserve Bank balance at June 30, 2007.

     Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $5.0 million to $6.1 million at June 30, 2007 from $1.1 million at September 30, 2006. As noted earlier, the Company's initial stock offering was consummated on April 3, 2007. Approximately $5.0 million of the net proceeds received from the stock offering were deposited by the Company into its Federal Home Loan Bank of Pittsburgh demand deposit account.

      Investment Securities Available for Sale. Investment securities available for sale increased $114.1 million, or 128.0% to $203.2 million at June 30, 2007, from $89.1 million at September 30, 2006. This increase was due almost exclusively to the investment of the majority of the net proceeds from the stock offering into investment grade debt obligations and mortgage-backed securities issued by United States sponsored agencies or entities.

     Net Loans. Net loans increased $43.0 million, or 7.7%, to $599.7 million at June 30, 2007 from $556.7 million at September 30, 2006. During this period residential, construction and commercial real estate loans outstanding increased by $31.9 million to $484.3 million, $762,000 to $6.7 million and $7.3 million to $54.8 million, respectively. Commercial loans outstanding increased by $1.1 million to $7.3 million. Home equity loans and lines of credit outstanding increased by $1.0 million to $47.8 million and other loans outstanding increased by $353,000 to $4.6 million.

      Deposits. Deposits decreased $4.7 million, or 1.2%, to $397.5 million at June 30, 2007 from $402.2 million at September 30, 2006. At June 30, 2007 compared to September 30, 2006 non-interest bearing demand accounts increased $4.7 million to $28.4 million and now accounts increased $3.8 million to $63.3 million. These increases were more than offset by decreases in money market accounts of $1.6 million to $31.6 million, savings and club accounts of $3.9 million to $72.2 million and certificates of deposit of $7.7 million to $201.9 million. At June 30, 2007, the Bank had $21.7 million of brokered certificates of deposit outstanding.

     Borrowed Funds. Funds borrowed from the Federal Home Loan Bank of Pittsburgh increased by $21.7 million, or 8.4%, to $281.0 million at June 30, 2007, from $259.3 million at September 30, 2006. This increase is despite the use of approximately $29.7 million of the net proceeds from the stock offering to pay down shorter term borrowings. The increase in borrowed funds was used primarily to fund additional loan growth.

     Stockholders' Equity. Stockholders' equity increased by $146.0 million, to $204.4 million at June 30, 2007 from $58.3 million at September 30, 2006. The net increase in stockholders' equity from the stock offering, after deducting the unallocated stock held by the ESOP, was $153.5 million. This increase was offset, in part, by the Company's net operating loss of $6.8 million for the nine months ended June 30, 2007 and to a lesser degree by an increase in unrealized losses on securities available for sale, net of taxes, of $600,000.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2007
and 2006

     The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are monthly average balances, The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.


                                                    For the Three Months Ended June 30,
                             -----------------------------------------------------------------------------------
                                             2007                                      2006
                             -------------------------------------  --------------------------------------------
                                        Interest                                       Interest
                              Average   Income/         Yield/      Average            Income/     Yield/
                              Balance   Expense         Cost        Balance            Expense      Cost
                             -----------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Interest-earning assets:
Loans (1)...............     $  92,083   $  9,041         6.12%     $ 538,487        $   8,051       6.00%
Investment securities...
   Taxable (2)..........        90,777      1,168         5.17%        46,011              489       4.26%
   Exempt from federal
   income tax(2) (3)....          6,45         73         6.88%         6,437               79       7.46%
                             ---------- ---------       ------      ---------        ---------     ------
Total investment
securities..............        97,229      1,241         5.28%        52,448              568       4.66%
Mortgage-backed securities     117,545      1,467         5.01%        41,615              457       4.40%
Federal Home Loan Bank
  stock.................        14,601        208         5.71%        12,220              161       5.28%
Other...................        16,498        216         5.23%         5,552               67       4.84%
                             ---------- ---------       -------     ---------        ---------     ------
   Total interest-earning
     assets.............       837,956     12,173         5.84%       650,322            9,304       5.76%
Allowance for loan
losses..................        (4,059)                                (3,731)
Noninterest-earning
assets..................        51,115                                 41,634
                             ----------                             ---------
   Total assets.........     $ 885,012                              $ 688,225
                             =========                              =========

Interest-bearing
liabilities:
NOW accounts............       $63,173         12         0.08%    $   61,507               9       0.06%
Money market accounts...        31,826        230         2.90%        30,098             176       2.35%
Savings and club
accounts................        73,153         75         0.41%        79,816              95       0.48%
Certificates of
deposit.................       199,983      2,229         4.47%       203,456           2,060       4.06%
Borrowed funds..........       274,615      3,301         4.82%       227,649           2,553       4.50%
                             ---------  ---------       ------      ---------        ---------     ------
   Total interest-bearing
     liabilities........       642,750      5,847         3.65%       602,526           4,893       3.26%
Non-interest bearing
NOW accounts.............       32,773                                 20,761
Noninterest-bearing
 liabilities...........          8,511                                  7,731
                             ----------                             ---------
     Total liabilities..       684,034                                631,018
Equity..................       200,978                                 57,207
                             ---------                              ---------
   Total liabilities
    and equity...........    $ 885,012                              $ 688,225
                             =========                              =========

Net interest income.....                $   6,326                                    $   4,411
                                        =========                                    =========


                                                    For the Three Months Ended June 30,
                             -----------------------------------------------------------------------------------
                                             2007                                      2006
                             -------------------------------------  --------------------------------------------
                                        Interest                                       Interest
                              Average   Income/         Yield/      Average            Income/     Yield/
                              Balance   Expense         Cost        Balance            Expense      Cost
                             -----------------------------------------------------------------------------------
                                                         (Dollars in Thousands)

Interest rate spread....                                   2.19%                                       2.50%
Net interest-earning
assets..................     $ 195,206                              $  47,796
                             =========                              =========
Net interest margin(4)..                                   3.03%                                       2.72%
Average interest-earning
   assets to average
   interest-bearing
   liabilities..........                    130.37%                                     107.69%
----------------------------

(1)  Non-accruing loans are included in the outstanding loan balances.  (

2) Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.

(3) Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.

(4) Represents the difference between interest earned and interest paid, divided by average total interest earning assets.



                                                            For the Nine Months Ended June 30,
                             --------------------------------------------------------------------------------------------------
                                                  2007                                              2006
                             -------------------------------------------------  -----------------------------------------------
                                              Interest                                            Interest
                               Average        Income/                            Average          Income/
                               Balance        Expense         Yield/Cost         Balance          Expense        Yield/ Cost
                             -----------  ----------------  -----------------  ---------------  --------------  ---------------
                                                                  (Dollars in Thousands)
Interest-earning assets:
Loans(1)................     $  578,646     $  26,426             6.11%       $   527,567       $  23,399             5.93%
Investment securities...
   Taxable(2)...........         56,399         2,065             4.90%            43,151           1,298             4.02%
   Exempt from federal
   income tax(2)(3).....          6,441           219             6.89%             5,733             213             7.53%
                                 -----            ---             ----              -----             ---              ----
Total investment
securities..............         62,840         2,284             5.10%            48,884           1,511             4.43%
Mortgage-backed securities       84,181         3,064             4.87%            37,763           1,183             4.19%
Federal Home Loan Bank
  stock.................         14,226           576             5.41%            11,875             352             3.96%
Other...................         15,992           633             5.29%             8,930             289             4.33%
                                 ------           ---             -----             -----             ---              ----
   Total interest-earning
     assets.............        755,885        32,983             5.85%           635,019          26,734             5.65%
Allowance for loan losses        (3,973)                                           (3,657)
Noninterest-earning assets       47,591                                            41,012
                                 ------                                            ------
   Total assets.........     $  799,503                                        $  672,374
                               ========                                           =======

Interest-bearing
liabilities:
NOW accounts............     $   61,342            32             0.07%       $    60,820              34             0.07%
Money market accounts...         34,699           763             2.94%            31,267             465             1.99%
Savings and club accounts        77,612           246             0.42%            80,376             274             0.46%
Certificates of deposit.        206,392         6,871             4.45%           192,665           5,670             3.93%
Borrowed funds..........        266,777         9,557             4.79%           223,925           7,380             4.41%
                                -------         -----             ----            -------           -----             -----
   Total interest-bearing
     liabilities........        646,822        17,469             3.61%           589,053          13,823             3.14%
Non-interest bearing NOW
  accounts..............         38,088                                            20,034
Noninterest-bearing
  liabilities...........          7,529                                             6,935
                                 -----                                              -----
     Total liabilities..        692,439                                           616,022
Equity..................        107,064                                            56,352
                                -------                                            ------
   Total liabilities and
     equity.............      $ 799,503                                         $ 672,374
                              =========                                         =========



                                                            For the Nine Months Ended June 30,
                             --------------------------------------------------------------------------------------------------
                                                  2007                                              2006
                             -------------------------------------------------  -----------------------------------------------
                                              Interest                                            Interest
                               Average        Income/                            Average          Income/
                               Balance        Expense         Yield/Cost         Balance          Expense        Yield/ Cost
                             -----------  ----------------  -----------------  ---------------  --------------  ---------------
Net interest income.....                   $  15,514                                            $  12,911
                                            =========                                            =========
Interest rate spread....                                      2.24%                                               2.51%
Net interest-earning
assets..................     $ 109,063                                        $  45,966
                             =========                                        =========
Net interest margin(4)..                                      2.74%                                               2.72%
Average interest-earning
   assets to average
   interest-bearing
   liabilities..........                      116.86%                                           107.80%
----------------------------


(1)  Non-accruing loans are included in the outstanding loan balances.

(2) Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.

(3) Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.

(4) Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

     Net Income. Net income decreased $10.0 million to a net loss of $9.0 million for the three months ended June 30, 2007 compared to net income of $1.0 million for the comparable period in 2006. The primary reason for this decrease was a $12.7 million pre-tax charitable contribution to the ESSA Bank & Trust Foundation. The contribution was made in conjunction with the stock offering and was detailed in the Company's prospectus.

     Net Interest Income. Net interest income increased by $1.9 million, or 43.4%, to $6.3 million for the three months ended June 30, 2007 from $4.4 million for the comparable 2006 period. The increase was primarily attributable to an increase in net average interest earnings assets of $147.4 million offset by a 31 basis point decrease in the interest rate spread to 2.19% for the three months ended June 30, 2007 from 2.50% for the comparable 2006 period.

     Interest Income. Interest income increased $2.9 million, or 30.8%, to $12.2 million for the three months ended June 30, 2007 from $9.3 million for the comparable 2006 period. The increase resulted from a $187.6 million increase in average interest-earning assets combined with an eight basis point increase in the overall yield on interest earning assets to 5.84% for the three months ended June 30, 2007, from 5.76% for the comparable 2006 period. Loans increased on average $53.6 million between the two periods along with increases in the average balance of investment securities of $44.8 million and mortgage-backed securities of $75.9 million. In addition, average Federal Home Loan Bank stock increased $2.4 million along with an increase in the average balance of other interest earning assets of $10.9 million. The primary reason for the increase in other interest earning assets was funds received for stock orders during the Company's initial stock offering which was consummated on April 3, 2007. Cash received during the offering period was held until April 3, 2007 when it was used to execute stock purchases or refunded to the orderer. While held, this cash was maintained in a demand account at the Federal Home Loan Bank. The primary reasons for the increase in investment securities and mortgage-backed securities was the partial reinvestment of borrowing proceeds into these assets along with the investment of the majority of the net proceeds from the stock offering into short-term, investment grade debt and mortgage-backed securities issued by United States government sponsored agencies or entities.

     Interest Expense. Interest expense increased $900,000, or 19.5%, to $5.8 million for the three months ended June 30, 2007 from $4.9 million for the comparable 2006 period. The increase resulted from a $40.2 million increase in average interest-bearing liabilities, combined with a 39 basis point increase in the overall cost of interest bearing liabilities to 3.65% for the three months ended June 30, 2007 from 3.26% for the comparable 2006 period. Average interest bearing deposits decreased $6.7 million which was offset by an increase in average borrowed funds of $50.0 million. The decrease in interest bearing deposits was due primarily to activity related to the Company's initial stock offering.

     Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $90,000 for the three months ended June 30, 2007 as compared to $75,000 for the three months ended June 30, 2006. The allowance for loan losses was $4.1 million, or 0.68% of loans outstanding at June 30, 2007, compared to $3.8 million, or 0.69% of loans outstanding at June 30, 2006.

     Non-interest Income. Non-interest income increased $16,000 or 1.1% to $1.4 million for the three months ended June 30, 2007, from $1.4 million for the comparable 2006 period. The increase was primarily due to increases in service charges and fees on loans of $58,000, trust and investment fees of $16,000 and earnings on Bank-owned life insurance of $12,000 offset, in part, by a decrease in service fees on deposit accounts of $60,000. The decrease in service fees on deposit accounts was primarily due to a decrease in non-sufficient fund charges of $86,000 related to volume.

     Non-interest Expense. Non-interest expense increased $13.3 million to $17.6 million for the three months ended June 30, 2007 from $4.3 million for the comparable 2006 period. The primary reason for the increase was the one-time increase in contribution to charitable foundation expense of $12.6 million for the three months ended June 30, 2007 compared to the comparable period in 2006. This increase was the result of the Company's contribution of $12.7 million to the ESSA Bank & Trust Foundation made in connection with the Company's initial public stock offering. Excluding the contribution, non-interest expense increased $620,000 or 14.6% for the three months ended June 30, 2007 compared to the comparable period in 2006. Increases in compensation and employee benefits of $447,000, occupancy and equipment of $84,000 and professional fees of $72,000 were the primary reasons for the increases. The increase in compensation and employee benefits was the result of normal merit increases combined with increases in board of director fees, incentive accruals and pension and other benefit costs. The increase in occupancy and equipment costs was due primarily to increases in lease expense for office buildings, utility and maintenance costs. The increase in professional fees was due primarily to increased legal and accounting costs resulting from the Bank's conversion to a stock company.

     Income Taxes. Income tax benefit of $915,000 was recognized for the three months ended June 30, 2007 compared to income tax expense of $457,000 for the three months ended June 30, 2006. The benefit recognized in the 2007 period was due to the pre-tax loss of $9.9 million for the quarter, while the expense recognized in the 2006 period was due to the pre-tax income of $1.5 million for the quarter. The tax deduction generated by the contribution to the ESSA Bank & Trust Foundation exceeded the allowable federal income tax deduction limitations resulting in the establishment of a valuation allowance on the contribution carry forward and a decreased effective tax rate in the 2007 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2007 and June 30, 2006

     Net Income. Net income decreased $9.8 million to a net loss of $6.8 million for the nine months ended June 30, 2007 compared to net income of $3.0 million for the comparable period in 2006. The primary reason for this decrease was a $12.7 million pre-tax charitable contribution to the ESSA Bank & Trust Foundation.

     Net Interest Income. Net interest income increased by $2.6 million, or 20.2%, to $15.5 million for the nine months ended June 30, 2007 from $12.9 million for the comparable 2006 period. The increase was primarily attributable to an increase in net average interest earnings assets of $63.1 million offset by a 27 basis point decrease in the interest rate spread to 2.24% for the nine months ended June 30, 2007 from 2.51% for the comparable 2006 period.

     Interest Income. Interest income increased $6.2 million, or 23.4%, to $33.0 million for the nine months ended June 30, 2007 from $26.7 million for the comparable 2006 period. The increase resulted from a $120.9 million increase in average interest-earning assets combined with a 20 basis point increase in the overall yield on interest earning assets to 5.85% for the nine months ended June 30, 2007, from 5.65% for the comparable 2006 period. Loans increased on average $51.1 million between the two periods along with increases in the average balance of investment securities, of $14.0 million, and mortgage-backed securities of $46.4 million. Also, average Federal Home Loan Bank stock increased $2.4 million along with an increase in the average balance of other interest earning assets of $7.1 million. The primary reason for the increase in average other interest earning assets was due to the funds received for stock orders during the Company's initial stock offering which was consummated on April 3, 2007. Cash received during the offering period was held until April 3, 2007 when it was used to execute stock purchases or refunded to the orderer. While held, this cash was maintained in a demand account at the Federal Home Loan Bank. The primary reasons for the increase in investment securities and mortgage-backed securities was the partial reinvestment of deposit and borrowing proceeds into these assets along with the investment of the majority of the net proceeds from the stock offering into short-term, investment grade debt and mortgage-backed securities issued by United State government sponsored agencies or entities.

     Interest Expense. Interest expense increased $3.6 million, or 26.4%, to $17.5 million for the nine months ended June 30, 2007 from $13.8 million for the comparable 2006 period. The increase resulted from a $57.8 million increase in average interest-bearing liabilities, combined with a 47 basis point increase in the overall cost of interest bearing liabilities to 3.61% for the nine months ended June 30, 2007 from 3.14% for the comparable 2006 period. Average interest bearing deposits increased $14.9 million along with an increase in average borrowed funds of $42.9 million.

     Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $270,000 for the nine months ended June 30, 2007 as compared to $225,000 for the nine months ended June 30, 2006. The allowance for loan losses was $4.1 million, or 0.68% of loans outstanding at June 30, 2007, compared to $3.8 million, or 0.69% of loans outstanding at June 30, 2006.

     Non-interest Income. Non-interest income decreased $31,000 or 0.7% to $4.1 million for the nine months ended June 30, 2007, from $4.2 million for the comparable 2006 period. The decrease was primarily due to a decrease in service fees on deposit accounts of $224,000 which was partially offset by increases in trust and investment fees of $97,000, service charges and fees on loans of $79,000, and earning on bank owned life insurance of $29,000. The decrease in service fees on deposit accounts was primarily due to a decrease in non-sufficient fund charges of $221,000 related to volume.

     Non-interest Expense. Non-interest expense increased $13.7 million to $26.3 million for the nine months ended June 30, 2007 from $12.6 million for the comparable 2006 period. The primary reason for the increase was the one-time increase in contribution to charitable foundation expense of $12.4 million for the nine months ended June 30, 2007 compared to the comparable period in 2006. This increase was the result of the Company's contribution of $12.7 million to the ESSA Bank & Trust Foundation made in connection with the Company's initial public stock offering. Excluding the contribution, non-interest expense increased $983,000 or 7.8% for the nine months ended June 30, 2007 compared to the comparable period in 2006. Increases in compensation and employee benefits of $1.0 million, occupancy and equipment of $132,000 and advertising of $68,000 were the primary reason for the increases. The increase in compensation and employee benefits was the result of normal merit increases combined with increases in board of director fees, incentive accruals and pension and other benefit costs. The increase in occupancy and equipment costs was due primarily to increases in lease expenses for office buildings, utility and maintenance costs. Advertising expense increased as a result of our increased efforts to maintain and improve our presence in our market area.

     Income Taxes. Income tax benefit of $79,000 was recognized for the nine months ended June 30, 2007 compared to income tax expense of $1.3 million for the nine months ended June 30, 2006. The benefit recognized in the 2007 period was due to the pre-tax loss of $6.9 million for the quarter, while the expense recognized in the 2006 period was due to the pre-tax income of $4.2 million for the quarter. The tax deduction generated by the contribution to ESSA Bank & Trust Foundation exceeded the allowable federal income tax deduction limitations resulting in the establishment of a valuation allowance on the contribution carry forward and a decreased effective tax rate in the 2007 period.

     The following table provides information with respect to the Bank's non-performing assets at the dates indicated. (Dollars in thousands)


                                                                                            June 30, 2007      September 30, 2006
                                                                                            ---------------    ------------------
 Non-performing assets:
      Non-accruing loans ..................................................................$        943         $       476
          Accruing loans past due 90 days or more..........................................           -                   -
                                                                                              ---------            --------
Total non-performing loans                                                                          943                 476

         Real estate owned.................................................................           -                   -
                                                                                              ----------           --------
               Total non-performing assets.................................................$        943         $       476
                                                                                              ===========         =========

Ratio of non-performing loans to total loans...............................................        0.16%              0.08%
Ratio of non-performing loans to total assets..............................................        0.11%              0.07%


Ratio of non-performing assets to total assets.............................................        0.11%              0.07%


     Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.

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

     A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2007, $21.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $77.3 million at June 30, 2007. As of June 30, 2007, we had $281.0 million in borrowings outstanding from the Federal Home Loan Bank of Pittsburgh and we have access to additional Federal Home Loan Bank advances of up to approximately $300.1 million.

     At June 30, 2007, we had $60.6 million in loan commitments outstanding, which included, in part, $19.1 million in undisbursed construction loans, $21.9 million in unused home equity lines of credit, $5.7 million in commercial lines of credit and $3.7 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of June 30, 2007 totaled $146.7 million, or 72.7 % of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by (used for) operating activities was ($6.5) million and $2.9 million for the nine months ended June 30, 2007 and 2006, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $158.4 million and $51.2 million for the nine months ended June 30, 2007 and 2006, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $151.7 million and $39.8 million for the nine months ended June 30, 2007 and 2006, respectively. Deposit, borrowing, and stock offering subscription rights cash flows have comprised most of our financing activities which resulted in net cash provided of $173.3 million and $42.8 million for the nine months ended June 30, 2007 and 2006, respectively.

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

     Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At June 30, 2007 the Company had a $2.6 million reserve established against its deferred tax asset.

     Other-than-Temporary   Investment  Security   Impairment.   Securities  are
evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

     During the first nine months of 2007, the Company's contractual obligations have not changed materially from those discussed in the Company's Financial Statements for the year ended September 30, 2006.

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

Item 4.       Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes made in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.       Legal Proceedings

     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 1A.      Risk Factors

     There have been no material changes in the "Risk Factors" disclosed in the Company's Registration Statement on Form S-1 (Commission File No. 333-139157).

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

     (a) There were no sales of unregistered securities during the period covered by this Report.

     (b) The stock offering, which was completed on March 15, 2007, resulted in gross proceeds of $158.7 million, through the sale of 15,870,000 shares at a price of $10.00 per share. The Company also contributed 1,110,900 shares of its common stock to the ESSA Bank & Trust Foundation and $1.6 million in cash. Expenses related to the offering were approximately $2.8 million, including the expenses paid to Ryan, Beck & Co., Inc. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $155.9 million prior to the contribution to ESSA Bank & Trust Foundation.

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

10.9 Supplemental Retirement Plan for Thomas J. Grayuski*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------------------------------

* Filed as exhibits to the Company's Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-139157).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ESSA BANCORP, INC.

Date: August 14, 2007                      /s/ Gary S. Olson
                                           -------------------------------------
                                           -------------------------------------
                                           Gary S. Olson
                                           President and Chief Executive Officer

Date: August 14, 2007                      /s/ Allan A. Muto
                                           -------------------------------------
                                           -------------------------------------
                                           Allan A. Muto
                                           Executive Vice President and
                                           Chief Financial Officer

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary S. Olson, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of ESSA Bancorp, Inc., a Pennsylvania corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2007                      /s/ Gary S. Olson
                                           ---------------------------------
                                           ---------------------------------
                                           Gary S. Olson
                                           President and Chief Executive Officer

                                                                   Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Allan A. Muto, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of ESSA Bancorp, Inc., a Pennsylvania corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2007                /s/ Allan A. Muto
                                     -------------------------------------------
                                     -------------------------------------------
                                     Allan A. Muto
                                     Executive Vice President and
                                     Chief Financial Officer

                                                                      Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Gary S. Olson, Chief Executive Officer and President of ESSA Bancorp, Inc., a Pennsylvania corporation (the "Company") and Allan A. Muto, Executive Vice President and Chief Financial Officer of the Company, each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-Q for the period ended June 30, 2007 (the "Report") and that to the best of his knowledge:

          1. the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.   the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


Date: August 14, 2007                /s/ Gary S. Olson
                                     ------------------------------------------
                                     ------------------------------------------
                                     Gary S. Olson
                                     President and Chief Executive Officer

Date: August 14, 2007                /s/ Allan A. Muto
                                     ------------------------------------------
                                     ------------------------------------------
                                     Allan A. Muto
                                     Executive Vice President and
                                     Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.