Form 10-Q/A
period 2007-06-30
ESSA Bancorp, Inc.
filed 2007-11-27
CIK 1382230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                                Amendment No. 1

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

                                Explanatory Note
                                ----------------


     This Amendment to Form 10-Q (this "Amendment") is being filed by ESSA Bancorp, Inc. (the "Company") to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 14, 2007 (the "Initial Form 10-Q"). This Amendment is required due to the restatement of earnings per share on the Consolidated Statement of Income (Loss) included in the Initial Form 10-Q related to corrections that became necessary following a review of current year earnings from the April 3, 2007 until the end of the period. Our net loss for this period of $9.0 million has been corrected in Note 3 to our unaudited Consolidated Financial Statements contained herein. This correction did not necessitate any change in our Consolidated Statement of Income (Loss).

     This Amendment includes a restatement which changes Part I - Items 1. Except as otherwise specifically noted, all information contained herein is as of June 30, 2007 and for the nine-months then ended does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

                               ESSA Bancorp, Inc.
                                    FORM 10-Q

                                      Index


                                                                         Page
                                                                       --------

                          Part I. Financial Information

Item 1. Financial Statements (unaudited)                                     4


                           Part II. Other Information

Item 6.   Exhibits                                                          14

Signature Page                                                              15

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

                                       4

                        ESSA BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)

                                                                                        For the Three Months     For the Nine Months
                                                                                           Ended June 30,           Ended June 30,
                                                                                      -----------------------   --------------------
                                                                                          2007        2006         2007        2007
                                                                                        ---------    -------      ------      ------
                                                                                       (dollars in thousands, except per share data)

INTEREST INCOME

      Loans receivable................................................................$    9,041  $    8051    $ 26,426  $   23,399
      Investment securities:..........................................................
            Taxable...................................................................     2,634        954       5,127       2,490
            Exempt from federal income tax............................................        74         71         221         204
     Other investment income.........................................................        424        228       1,209         641
                                                                                        ---------    --------   -------     -------
            Total interest income.....................................................    12,173      9,304      32,983      26,734
                                                                                        ---------    --------   -------     -------

INTEREST EXPENSE
      Deposits........................................................................     2,546      2,340       7,912        6,443
      Short-term borrowings...........................................................       480         23       1,319          433
      Other borrowings................................................................     2,821      2,530       8,238        6,947
                                                                                       ----------     -------   ---------    -------
            Total interest expense....................................................     5,847      4,893      17,469       13,823
                                                                                       ----------    --------   ---------    -------

NET INTEREST INCOME...................................................................     6,326      4,411      15,514       12,911
      Provision for loan losses.......................................................        90         75         270          225
                                                                                       ----------     --------  ---------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...................................     6,236      4,336      15,244       12,686
                                                                                       ----------    --------   ---------    -------
NONINTEREST INCOME

      Service fees on deposit accounts................................................       873        933       2,629        2,853
      Services charges and fees on loans..............................................       178        120         434          355
      Trust and investment fees.......................................................       195        179         595          498
      Gain on sale of loans, net......................................................       --           7          12            7
      Earnings on Bank-owned life insurance...........................................       143        131         410          381
      Other...........................................................................        22         25          56           73
                                                                                       ----------     --------   -------     -------
            Total noninterest income..................................................     1,411      1,395       4,136        4,167
                                                                                       ----------     --------   -------     -------

NONINTEREST EXPENSE
      Compensation and employee benefits..............................................     2,828      2,381       7,995        6,952
      Occupancy and equipment.........................................................       690        606       1,951        1,819
      Professional fees...............................................................       278        206         586          602
      Data processing.................................................................       475        433       1,358        1,341
      Advertising.....................................................................       178        135         514          446
      Contribution to charitable foundation...........................................    12,693         97      12,693          303
      Other...........................................................................       426        394       1,206        1,164
                                                                                       ----------     --------  ---------    -------
            Total noninterest expense.................................................    17,568      4,252      26,303       12,627
                                                                                       ----------     --------  ---------    -------
Income (loss) before income tax expense (benefit).....................................    (9,921)     1,479      (6,923)       4,226
Income tax expense (benefit)..........................................................      (915)       457         (79)       1,276
                                                                                       ----------     -------   ---------    -------


NET INCOME (LOSS).....................................................................$   (9,006)  $  1,022   $  (6,844)  $    2,950
                                                                                      ===========  ========== ===========  =========
Basic loss per common share, from date of initial stock offering:.....................$    (0.58)  $   -      $   (0.58)  $     -
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

3.   Earnings per Share

     Basic loss per common share has been calculated based on a net loss of $9.0 million from April 3, 2007 to June 30, 2007 (the period during which the common stock was outstanding), and weighted average common shares of 15,627,802 outstanding for the period. The number of shares outstanding for this purpose excludes unallocated ESOP shares.

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

                                       12

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


                                            ESSA BANCORP, INC.

Date: November 27, 2007                     /s/ Gary S. Olson
                                           -------------------------------------
                                           -------------------------------------
                                           Gary S. Olson
                                           President and Chief Executive Officer

Date: November 27, 2007                    /s/ Allan A. Muto
                                           -------------------------------------
                                           -------------------------------------
                                           Allan A. Muto
                                           Executive Vice President and
                                           Chief Financial Officer

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


Date: November 26, 2007                    /s/ Gary S. Olson
                                           ---------------------------------
                                           ---------------------------------
                                           Gary S. Olson
                                           President and Chief Executive Officer

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


Date: November 26, 2007              /s/ Allan A. Muto
                                     -------------------------------------------
                                     -------------------------------------------
                                     Allan A. Muto
                                     Executive Vice President and
                                     Chief Financial Officer

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


Date: November 26, 2007              /s/ Gary S. Olson
                                     ------------------------------------------
                                     ------------------------------------------
                                     Gary S. Olson
                                     President and Chief Executive Officer

Date: November 26, 2007              /s/ Allan A. Muto
                                     ------------------------------------------
                                     ------------------------------------------
                                     Allan A. Muto
                                     Executive Vice President and
                                     Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.