Form 10-K
period 2007-09-30
ESSA Bancorp, Inc.
filed 2007-12-20
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-33384

ESSA Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-8023072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Palmer Street, Stroudsburg, Pennsylvania 370	18360
(Address of Principal Executive Offices)	Zip Code

(570) 421-0531

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 17, 2007, there were issued and outstanding 16,980,900 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2007, is not available, as the Registrant’s common stock did not begin trading until April 4, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. is the Pennsylvania-chartered stock holding company of ESSA Bank & Trust. ESSA Bancorp, Inc. owns 100% of the outstanding shares of common stock of ESSA Bank & Trust. Since being formed in 2006, ESSA Bancorp, Inc. has engaged primarily in the business of holding the common stock of ESSA Bank & Trust. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision. At September 30, 2007, ESSA Bancorp, Inc. had consolidated assets of $910.4 million, consolidated deposits of $384.7 million and consolidated stockholders’ equity of $204.7 million. Its consolidated net loss for the fiscal year ended September 30, 2007 was $5.1 million.

On April 3, 2007, ESSA Bancorp, Inc. consummated its stock offering, resulting in gross proceeds of $158.7 million, through the sale of 15,870,000 shares at a price of $10.00 per share. ESSA Bancorp, Inc. also contributed 1,110,900 shares of its common stock to the ESSA Bank & Trust Foundation along with $1.6 million in cash. Expenses related to the offering were approximately $2.9 million, which resulted in net proceeds of approximately $155.8 million prior to the contribution to the ESSA Bank & Trust Foundation.

ESSA Bancorp, Inc. loaned approximately $13.6 million to the ESSA Bank & Trust’s Employee Stock Ownership Plan. ESSA Bancorp, Inc. retained approximately $64.3 million of the net proceeds of the offering prior to the contribution to the ESSA Bank & Trust Foundation, and the remainder of the net proceeds were contributed to ESSA Bank & Trust.

ESSA Bank & Trust

General

ESSA Bank & Trust was organized in 1916. ESSA Bank & Trust is a full-service, community-oriented savings association. We provide financial services to individuals, families and businesses through our thirteen (13) full-service banking offices, located in Monroe and Northampton Counties, Pennsylvania. ESSA Bank & Trust is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and the Office of Thrift Supervision.

ESSA Bank & Trust’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential first mortgage loans (including construction mortgage loans), commercial real estate, home equity loans and lines of credit, commercial and consumer loans. In addition, we offer a variety of deposit accounts, including checking, savings and certificates of deposits. We offer asset management and trust services. We also offer investment services through our relationship with PRIMEVEST Financial Services, Inc., a third party broker/dealer and investment advisor.

ESSA Bank & Trust’s executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. Our website address is www.essabank.com.

Market Area

At September 30, 2007, our thirteen full-service banking offices consisted of twelve offices in Monroe County and one office in Northampton County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Monroe County is the second-fastest growing county in Pennsylvania. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. As of June 30, 2007, we had a deposit market share of approximately 18.95% in Monroe County, which represented the second largest deposit market share in Monroe County and less than 1% in Northampton County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. During the past five years, we have increased our originations of commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. These loans have increased from 4.1% of our total loan portfolio at September 30, 2003 to 9.3% of our total loan portfolio at September 30, 2007. One- to four-family residential real estate mortgage loans represented $500.1 million, or 80.0%, of our loan portfolio at September 30, 2007. Commercial real estate loans totaled $58.4 million, or 9.3% of our total loan portfolio at September 30, 2007. Home equity loans and lines of credit totaled $47.5 million, or 7.6% of the total loan portfolio at September 30, 2007 and construction first mortgage loans totaled $7.8 million, or 1.3% of the total loan portfolio at September 30, 2007. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$500,104	80.0%	$452,406	80.4%	$421,169	81.7%	$399,233	82.4%	$378,744	85.2%
Construction	7,800	1.3	5,943	1.1	7,597	1.5	8,309	1.7	6,093	1.4
Commercial	7,699	1.2	6,159	1.1	5,310	1.0	2,468	0.5	2,255	0.5
Commercial real estate	58,447	9.3	47,479	8.4	36,984	7.2	29,439	6.1	18,615	4.1
Home equity loans and lines of credit	47,544	7.6	46,796	8.3	40,342	7.8	34,256	7.1	26,653	6.0
Other	3,875	0.6	4,247	0.7	4,204	0.8	10,720	2.2	12,358	2.8

Total loans receivable	$625,469	100.0%	$563,030	100.0%	$515,606	100.0%	$484,425	100.0%	$444,718	100.0%

Deferred loan costs (fees)	(1,418)		(2,498)		(3,062)		(3,442)		(3,670)
Allowance for loan losses	(4,206)		(3,855)		(3,563)		(3,027)		(2,509)

Total loans receivable, net	$619,845		$556,677		$508,981		$477,956		$438,539

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Construction		Commercial		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2008	$689	5.42%	$—	—	$2,398	7.39%	$5,351	8.83%
2009	167	5.98%	—	—	21	6.34%	264	7.70%
2010	3,140	4.88%	—	—	417	6.94%	3,842	6.74%
2011 to 2012	12,631	4.99%	—	—	1,748	7.33%	2,790	7.00%
2013 to 2017	122,431	5.28%	—	—	600	7.55%	35,453	6.71%
2018 to 2022	99,736	5.72%	299	6.28%	—	—	5,578	6.37%
2022 and beyond	261,310	6.20%	7,501	6.36%	2,515	6.10%	5,169	6.81%

Total	$500,104	5.84%	$7,800	6.35%	$7,699	6.94%	$58,447	6.90%

	Home Equity Loans and Lines of Credit		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2008	$674	6.77%	$1,657	7.82%	$10,769	8.01%
2009	1,016	6.28%	234	9.43%	1,702	6.90%
2010	2,762	6.06%	353	8.33%	10,514	6.07%
2011 to 2012	4,915	6.73%	1,081	8.22%	23,165	5.93%
2013 to 2017	9,413	6.56%	169	10.22%	168,066	5.67%
2018 to 2022	12,044	6.65%	—	—	117,657	5.85%
2022 and beyond	16,720	8.23%	381	7.85%	293,596	6.33%

Total	$47,544	7.15%	$3,875	8.18%	$625,469	6.07%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2007 that are contractually due after September 30, 2008.

	Due After September 30, 2008
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$433,687	65,728	499,415
Construction	7,800	—	7,800
Commercial	2,736	2,565	5,301
Commercial real estate	29,735	23,361	53,096
Home equity loans and lines of credit	30,100	16,770	46,870
Other	2,218	—	2,218

Total	$506,276	$108,424	$614,700

Loan Originations and Repayments. Historically, we have originated residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe and Northampton Counties, Pennsylvania. New loans are generated primarily from the efforts of employees and advertising, a network of mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are underwritten and processed at our corporate center.

One- to Four-Family Residential Loans. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Monroe and

Northampton Counties, Pennsylvania. At September 30, 2007, approximately $500.1 million, or 80.0% of our loan portfolio, consisted of one- to four-family residential loans. Our origination of one- to four-family loans increased in fiscal year 2007 compared to fiscal years 2006 and 2005, although such loans are declining as a percentage of our total loan portfolio. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2007, our largest loan secured by one- to four-family real estate had a principal balance of approximately $751,000 and was secured by a single-family residence. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have fixed terms of one, three, five or ten-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $23.0 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2007 and $17.4 million during the year ended September 30, 2006. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments, permitted by our loan documents; and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2007, $65.7 million, or 13.1%, of our one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all purchase money loans, we utilize outside independent appraisers approved by the Board of Directors. All purchase money borrowers are required to obtain title insurance. Certain modest refinance requests may utilize an automated valuation model and title search. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Commercial Real Estate Loans. At September 30, 2007, $58.4 million, or 9.3% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio of our commercial real estate loans is 85%. At September 30, 2007, we had 208 commercial real estate loans with an outstanding balance of $58.4 million. At September 30, 2007, our largest commercial real estate loan balance was $2.7 million. At September 30, 2007, three of our loans secured by commercial real estate totaling $122,000 were not performing in accordance with their terms and were on nonaccrual status.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. All commercial real estate loans in excess of $250,000 are appraised by outside independent appraisers approved by the Board of Directors. Personal guarantees are obtained from commercial real estate borrowers although we will occasionally consider waiving this requirement based upon the loan-to-value ratio of the proposed loan. All purchase money and asset refinance borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Loans secured by commercial real estate generally are considered to present greater risk than one- to four-family residential loans. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

First Mortgage Construction Loans. At September 30, 2007, $7.8 million, or 1.3%, of our total loan portfolio consisted of first mortgage construction loans. Most of our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2007, our largest first mortgage construction loan balance was $595,000. The loan was performing in accordance with its terms. First mortgage construction loans, once converted to permanent financing, generally repay over a thirty-year period. First mortgage construction loans require only the payment of interest during the construction period. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. In certain circumstances first mortgage construction loans may be made in amounts up to 100% of the appraised value with appropriate credit enhancements such as private mortgage insurance. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

First mortgage construction loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The risk of loss on a construction loan depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction. For all loans, we utilize outside independent appraisers approved by the Board of Directors. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance on properties.

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, personal loans and automobile loans. At September 30, 2007, these other loans totaled $3.9 million, or 0.6% of the total loan portfolio.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. All residential mortgage loans in excess of the conforming loan limit but less than $500,000 must be approved by one of the following: President, Chief Lending Officer and the Vice President, Retail Lending. All loans in excess of $500,000 but less than $750,000 must be approved by any two of the following: President, Chief Lending Officer and the Vice President, Retail Lending. All loans in excess of $750,000 to $1.25 million must be approved by the Management Loan Committee. The Management Loan Committee consists of the President, Chief Lending Officer, Vice President, Retail Lending and Vice President, Commercial Lending. All loans in excess of $1.25 million must be approved by the Board of Directors.

Non-Performing Loans and Problem Assets

After a real estate secured loan becomes 15 days late, we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone. When a loan becomes 30 days delinquent, we send a delinquency letter to the borrower. We then attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the mortgage is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure or other appropriate action. After 60 days, we will generally refer the matter to the Board of Directors who may authorize legal counsel to commence foreclosure proceedings.

Mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.

Non-performing Loans. At September 30, 2007, $555,000 (or less than 1.0% of our total loans) were non-performing loans.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$380	$436	$554	$578	$379
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	122	—	—	—	—
Home equity loans and lines of credit	53	40	50	79	98
Other	—	—	1	8	47

Total	555	476	605	665	524

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	—

Total non-performing loans	555	476	605	665	524

Real estate owned	—	—	19	101	202

Total non-performing assets	$555	$476	$624	$766	$726

Troubled debt restructurings:
Residential first mortgage loans::
One- to four-family	$482	$53	$94	$167	$270

Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total	$482	$53	$94	$167	$270

Ratios:
Total non-performing loans to total loans	0.09%	0.08%	0.12%	0.14%	0.12%
Total non-performing loans to total assets	0.06%	0.07%	0.09%	0.11%	0.10%
Total non-performing assets to total assets	0.06%	0.07%	0.10%	0.13%	0.14%

For the year ended September 30, 2007, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $34,000.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2007
Residential first mortgage loans:
One- to four-family	2	$405	4	$380	6	785
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	1	25	—	—	1	25
Home equity loans and lines of credit	—	—	1	53	1	53
Other	—	—	—	—	—	—

Total	3	$430	5	$433	8	$863

At September 30, 2006
Residential first mortgage loans:
One- to four-family	—	$—	5	$436	5	$436
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	1	49	—	—	1	49
Home equity loans and lines of credit	—	—	1	40	1	40
Other	—	—	—	—	—	—

Total	1	$49	6	$476	7	$525

At September 30, 2005
Residential first mortgage loans:
One- to four-family	4	$590	8	$554	12	$1,144
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Home equity loans and lines of credit	1	16	3	50	4	66
Other	—	—	1	1	1	1

Total	5	$606	12	$605	17	$1,211

At September 30, 2004
Residential first mortgage loans:
One- to four-family	5	$237	5	$497	10	$734
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	5	79	5	79
Other	1	4	3	8	4	12

Total	6	$241	13	$584	19	$825

At September 30, 2003
Residential first mortgage loans:
One- to four-family	2	$118	5	$379	7	$497
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	6	98	6	98
Other	1	1	6	47	7	48

Total	3	$119	17	$524	20	$643

        Classified Assets. Banking regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.

An institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at September 30, 2007, we classified approximately $3.7 million of our assets as special mention, $1.9 million as substandard, and $87,000 as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of September 30, 2007 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision and the Pennsylvania Department of Banking, as an integral part of its examination process, periodically reviews our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,				At or for the ten months ended September 30, 2003
	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$3,855	$3,563	$3,027	$2,509	$2,154
Charge-offs:
Residential first mortgage loans:
One- to four-family	(7)	—	(10)	—	(28)
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	(2)	(7)	—	(31)	(6)
Other	(1)	(2)	(5)	(4)	(51)

Total charge-offs	$(10)	$(9)	$(15)	$(35)	$(85)

Recoveries:
Residential first mortgage loans:
One- to four-family	$—	$—	$—	$7	$2
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	1	1	1	16	8

Total recoveries	$1	$1	$1	$23	$10

Net charge-offs	(9)	(8)	(14)	(12)	(75)
Provision for loan losses	360	300	550	530	430

Balance at end of year	$4,206	$3,855	$3,563	$3,027	$2,509

Ratios:
Net charge-offs to average loans outstanding	—%	—%	—%	—%	(0.02)%
Allowance for loan losses to non-performing loans at end of year	757.84%	809.87%	588.93%	455.19%	478.82%
Allowance for loan losses to total loans at end of year	0.67%	0.69%	0.70%	0.63%	0.57%

As indicated in the table above, we charged off a de minimus amount of loans since fiscal year 2004, due, in part, to a stable local economy with significant appreciation in real estate values, conservative underwriting of loans and aggressive monitoring of the loan portfolio to identify and address non-performing loans and potential problem assets at an early date. The amount of foreclosures we incurred in the last five years was not material to our financial statements taken as a whole and ESSA Bank & Trust suffered no material losses on foreclosed assets during that period. See “—Non-Performing Loans and Problem Assets.” There can be no assurance that we will not experience a deterioration of our loan portfolio, including increases in non-performing loans, problem assets and charge-offs, in the future.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2007			2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$2,241	41.63%	79.96%	$2,026	52.56%	80.36%	$1,887	52.96%	81.68%
Construction	36	13.88	1.25	86	2.23	1.06	104	2.92	1.47
Commercial	177	4.21	1.23	133	3.45	1.09	114	3.20	1.03
Commercial real estate	986	23.44	9.34	773	20.05	8.43	471	13.22	7.17
Home equity loans and lines of credit	610	14.50	7.60	746	19.35	8.31	661	18.55	7.82

Other	49	1.19	0.62	46	1.19	0.75	39	1.09	0.83

Total allocated allowance	4,099	98.86	100.00%	3,810	98.83	100.00%	3,276	91.94	100.00%
Unallocated allowance	107	1.17	—	45	1.17	—	287	8.06	—

Total allowance for loan losses	$4,206	100.00%	100.00%	$3,855	100.00%	100.00%	$3,563	100.00%	100.00%

	At September 30, 2004			At September 30, 2003
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$1,397	46.15%	82.41%	$1,326	52.87%	85.16%
Construction	108	3.57	1.72	$87	3.47	1.37
Commercial	62	2.05	0.51	44	1.75	0.51
Commercial real estate	332	10.97	6.08	208	8.29	4.19
Home equity loans and lines of credit	504	16.65	7.07	393	15.66	5.99
Other	106	3.50	2.21	123	4.90	2.78

Total allocated allowance	2,509	82.89	100.00%	2,181	86.94	100.00%
Unallocated allowance	518	17.11	—	328	13.06	—

Total allowance for loan losses	$3,027	100.00%	100.00%	$2,509	100.00%	100.00%

We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, unpaid interest previously credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, residential and consumer loans are restored to accrual status when the obligation is brought in accordance with the contractual terms for a reasonable period of time and ultimate collectibility of total contractual principal and interest is no longer in doubt. Commercial loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectibility of total contractual principal and interest no longer is in doubt.

In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on nonaccrual status, it will be subject to transfer to the real estate owned (“REO”) portfolio (properties acquired by or in lieu of foreclosure), upon which our loan servicing department will pursue the sale of the real estate. Prior to this transfer, the loan balance will be reduced, if necessary, to reflect its current market value less estimated costs to sell. Write downs of REO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant improvements which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.

Fair values for determining the value of collateral are estimated from various sources, such as real estate appraisals, financial statements and from any other reliable sources of available information. For those loans deemed to be impaired, collateral value is reduced for the estimated costs to sell. Reductions of collateral value are based on historical loss experience, current market data, and any other source of reliable information specific to the collateral.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our investment policy is reviewed annually by our ALCO/Investment management committee. All policy changes recommended by this management committee must be approved by the Board of Directors. The Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Controller, Lending Services Division Manager, Retail Services Division Manager and the Marketing Services Manager. Authority to make investments under the approved guidelines is delegated by the Committee to appropriate officers. While general investment strategies are developed and authorized by the ALCO/Investment management committee, the execution of specific actions rests with the Chief Financial Officer.

The approved investment officers are authorized to execute investment transactions up to $5.0 million per transaction without the prior approval of the ALCO/Investment management committee and within the scope of the established investment policy. These officers are also authorized to execute investment transactions between $5.0 million and $10.0 million with the additional approval from the Chief Executive Officer. Each transaction in excess of $10.0 million must receive prior approval of the ALCO/Investment Committee.

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as commercial paper, corporate debt and municipal securities. As of September 30, 2007, other equity securities consisted almost exclusively of securities issued by Fannie Mae and the FHLBank Pittsburgh. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae. At September 30, 2007 our mortgage-backed securities portfolio had a fair value of $126.8 million, consisting of Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. government agencies and U.S. government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as ESSA Bank & Trust, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

Equity Securities. At September 30, 2007, our equity securities consisted almost entirely of securities issued by Fannie Mae, which are classified as available-for-sale.

In addition, we hold FHLBank Pittsburgh common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBank Pittsburgh advance program. There is no market for the common stock.

The aggregate fair value of our FHLBank Pittsburgh common stock as of September 30, 2007 was $16.5 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of Federal Home Loan Bank of Pittsburgh common stock at September 30, 2007 with a par value that was $118,200 more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed monthly by the Federal Home Loan Bank of Pittsburgh.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. If a decline in the fair value of a security is determined to be other than temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash impairment charge in the amount of the decline, net of tax effect, against our current income.

Our investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the United States government, and debt obligations of a State or political subdivision.

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2007, the declines outlined in the table below represent temporary declines due to interest rate change, and we have the intent and ability to hold those securities either to maturity or to allow a market recovery. However, as of September 30, 2005, we recognized a loss of $130,000 on equity securities that we deemed, through analysis of the security, to be other than a temporary loss.

The following table sets forth the composition of our securities portfolio (excluding FHLBank Pittsburgh common stock) at the dates indicated.

	At September 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. Government agency obligations	$82,297	$82,392	$41,960	$41,815	$34,989	$34,729
Obligations of state and political subdivisions	7,172	7,332	6,240	6,465	5,102	5,377
Mortgage-backed securities	114,840	114,613	40,327	39,907	18,799	18,491
Corporate notes	—	—	—	—	3,039	3,030

Total debt securities	204,309	204,337	88,527	88,187	61,929	61,627
Equity securities	882	930	882	935	882	879

Total investment securities available-for-sale	$205,191	$205,267	$89,409	$89,122	$62,811	$62,506

Investment securities held-to-maturity:
U.S. Government agency obligations	$4,731	$4,734	$4,730	$4,681	$4,730	$4,704
Mortgage-backed securities	12,399	12,142	14,985	14,512	16,775	16,593

Total securities held to maturity	$17,130	$16,876	$19,715	$19,193	$21,505	$21,297

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government agency obligations	$70,202	5.02%	$10,095	5.06%	$2,000	6.00%	$—		$82,297	$82,392	5.05%
Obligations of state and political subdivisions	—		—		—		7,172	4.63%	7,172	7,332	4.63%
Mortgage-backed securities	1,687	4.47%	10,445	4.76%	—		102,708	5.22%	114,840	114,613	5.17%

Total debt securities	71,889	5.01%	20,540	4.91%	2,000	6.00%	109,880	5.18%	204,309	204,337	5.10%
Equity securities	—		—		—		882		882	930

Total investment securities available for-sale	$71,889		$20,540		$2,000		$110,762		$205,191	$205,267

Investment securities held-to-maturity:
U.S. Government agency obligations	$2,735	4.24%	$1,996	4.50%	$—		$—		$4,731	$4,734	4.35%
Mortgage-backed securities	—	—	6,034	4.54%	2,682	4.76%	3,683	4.68%	12,399	12,142	4.63%

Total securities held to maturity	$2,735	4.24%	$8,030	4.53%	$2,682	4.76%	$3,683	4.68%	$17,130	$16,876	4.55%

Sources of Funds

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. We provide commercial checking accounts for businesses.

At September 30, 2007, our deposits totaled $384.7 million. Interest-bearing NOW, savings and club and money market deposits totaled $163.4 million at September 30, 2007. At September 30, 2007, we had a total of $195.4 million in certificates of deposit. Noninterest-bearing demand deposits totaled $25.9 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2007, we had a total of $20.0 million of brokered certificates of deposits, a decrease of $8.3 million from the prior fiscal year end. Our brokered certificates of deposits range from one- to five-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2007			2006			2005
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$34,934	8.49%	—%	$21,383	5.49%	—%	$17,527	5.00%	—%
Interest bearing NOW	60,826	14.79	0.07	59,709	15.34	0.07	61,562	17.57	0.13
Money market	35,351	8.60	3.12	31,618	8.12	2.17	33,386	9.53	1.26
Savings and club	75,354	18.32	0.42	79,452	20.41	0.45	88,727	25.32	0.44
Certificates of deposit	204,802	49.80	4.48	197,064	50.64	4.02	149,267	42.58	3.32

Total deposits	$411,267	100.0%	2.28%	$389,226	100.00%	2.31%	$350,469	100.00%	1.67%

As of September 30, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $72.7 million. The following table sets forth the maturity of those certificates as of September 30, 2007.

At September 30, 2007
(In thousands)
Three months or less	$19,986
Over three months through six months	12,636
Over six months through one year	17,739
Over one year	22,334

Total	$72,695

At September 30, 2007, $140.5 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Balance at end of year	$34,230	$35,299	$27,479
Maximum outstanding at any month end	$46,409	$35,299	$27,479
Average balance during year	$33,975	$21,957	$18,991
Weighted average interest rate at end of year	5.17%	5.40%	3.84%
Average interest rate during year	5.21%	4.92%	2.92%

At September 30, 2007, we had the ability to borrow approximately $596.1 million under our credit facilities with the Federal Home Loan Bank of Pittsburgh.

Competition

We face significant competition in both originating loans and attracting deposits. The counties in which we operate have a significant concentration of financial institutions, many of which are significantly larger institutions and have greater financial resources than we, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, leasing companies, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of June 30, 2007, ESSA Bank & Trust had the second largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2007, we had 159 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

ESSA Bank & Trust has two wholly owned subsidiaries, ESSACOR, Inc. and Pocono Investment Company. ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of ESSA Bank & Trust, including certain intellectual property.

SUPERVISION AND REGULATION

General

ESSA Bancorp, Inc. is a Pennsylvania corporation. As a savings and loan holding company, we are required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision.

ESSA Bank & Trust is a Pennsylvania-chartered savings association and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund. We are subject to extensive regulation by the Pennsylvania Department of Banking, as its chartering agency, and by the Office of Thrift Supervision, as its primary federal regulator. We must file reports with the Pennsylvania Department of Banking and the Office of Thrift Supervision concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Pennsylvania Department of Banking and the Office of Thrift Supervision to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking or the Office of Thrift Supervision could have a material adverse impact on us and our operations.

Regulation by the Pennsylvania Department of Banking

The Pennsylvania Savings Association Code of 1967, as amended (the “Savings Association Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operations and other aspects of ESSA Bank & Trust and its affairs. The Savings Association Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings associations may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Savings Association Code is to provide savings associations with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws as well as other state, federal and foreign laws. A Pennsylvania savings association may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the Pennsylvania Department of Banking.

The Pennsylvania Department of Banking generally examines each savings association not less frequently than once every two years. Although the Department may accept the examinations and reports of the Office of Thrift Supervision in lieu of the Department’s examination, the current practice is for the Department to conduct individual examinations. The Department may order any savings association to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings association engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Regulation by the Office of Thrift Supervision

ESSA Bank & Trust is also subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator. Such regulation and supervision:

•	establishes a comprehensive framework of activities in which ESSA Bank & Trust can engage;

•	limits the ability of ESSA Bank & Trust to extend credit to any given borrower;

•	significantly limits the transactions in which ESSA Bank & Trust may engage with its affiliates;

•

requires ESSA Bank & Trust to meet a qualified thrift lender test which requires ESSA Bank & Trust to invest in qualified thrift investments, which include primarily residential mortgage loans and related investments;

•	places limitations on capital distributions by savings associations, such as ESSA Bank & Trust, including cash dividends;

•	imposes assessments to the Office of Thrift Supervision to fund its operations;

•

establishes a continuing and affirmative obligation, consistent with ESSA Bank & Trust’s safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;

•	establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and

•	establishes standards for safety and soundness.

The Office of Thrift Supervision generally examines each savings association not less frequently than once every two years. The Office of Thrift Supervision has the authority to order any savings association or its directors, trustees, officers, attorneys or employees to discontinue any violation of law or unsafe or unsound banking practice.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and its implementing regulations govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations, such as ESSA Bank & Trust, by the Home Owners’ Loan Act and Office of Thrift Supervision regulation. In a holding company context, the parent holding company of a savings association and any companies that are controlled by the parent holding company are affiliates of the savings association.

Section 23A limits the extent to which a savings association or its subsidiaries may engage in certain transactions with its affiliates. These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, these transactions between the savings association and any one affiliate cannot exceed 10% of the savings association’s capital stock and surplus, and these transactions between the savings institution and all of its affiliates cannot, in the aggregate, exceed 20% of the savings institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate. Applicable regulations prohibit a savings association from lending to any affiliate engaged in activities not permissible for a bank holding company or for the purpose of acquiring the securities of most affiliates.

Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates. In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, the regulations of the Office of Thrift Supervision also generally prohibit a savings association from purchasing or investing in securities issued by an affiliate.

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in ESSA Bank & Trust are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. ESSA Bank & Trust’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending September 30, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to ESSA Bank & Trust of $127,000. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

Capital Requirements

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain actions are required by law. The Office of Thrift Supervision’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

We are also subject to more stringent capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Office of Thrift Supervision.

Loans-to-One-Borrower Limitation

Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings association may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount, equal to 10% of unimpaired capital and surplus, may be lent if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate. Our internal policy, however, is to not make a commercial loan in excess of $5.0 million, nor $7.5 million in total loan relationships, including the borrower’s residential mortgage and consumer loans. However, in special circumstances this limit may be exceeded subject to the approval of the Management Loan Committee in addition to a majority of the members of the Board of Directors.

Prompt Corrective Action

Under federal regulations, a savings association is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Office of Thrift Supervision may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2007, ESSA Bank & Trust was a “well-capitalized institution” for this purpose.

The USA PATRIOT Act

The USA PATRIOT Act of 2001 gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Holding Company Regulation

ESSA Bancorp, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision will have enforcement authority over ESSA Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to ESSA Bank & Trust.

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings association was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. The Company is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, the effectiveness of each parties’ anti-money laundering program, and competitive factors.

Federal Securities Laws

Shares of ESSA Bancorp, Inc.’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). ESSA Bancorp, Inc. is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Although we have and will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Regulatory Enforcement Authority

Federal law provides federal banking regulators with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Dividends

Our ability to pay dividends depends, to a large extent, upon ESSA Bank & Trust’s ability to pay dividends to ESSA Bancorp. The Savings Association Code states, in part, that dividends may be declared and paid by the Bank only out of net earnings for the then current year. A dividend may not be declared or paid if it would impair the general reserves of ESSA Bank & Trust required to be maintained under the Savings Association Code. In addition, we are required to notify the Office of Thrift Supervision prior to declaring a dividend to the Company, and receive the nonobjection of the Office of Thrift Supervision to any such dividend.

FEDERAL AND STATE TAXATION

Federal Taxation

General. ESSA Bancorp, Inc. and ESSA Bank & Trust are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to ESSA Bancorp, Inc. and ESSA Bank & Trust.

Method of Accounting. For federal income tax purposes, ESSA Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30th for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996, ESSA Bank & Trust was permitted to establish a reserve for bad debts for tax purposes and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at ESSA Bank & Trust’s taxable income. As a result of the Small Business Protection Act of 1996, ESSA Bank & Trust must use the specific charge off method in computing its bad debt deduction for tax purposes.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if ESSA Bank & Trust failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should ESSA Bank & Trust make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2007, ESSA Bank & Trust’s total federal pre-1988 reserve was approximately $4.3 million. This reserve reflects the cumulative effects of federal tax deductions by ESSA Bank & Trust for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2007, ESSA Bank & Trust had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. At September 30, 2007, ESSA Bank & Trust had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from ESSA Bank & Trust as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bank & Trust’s federal income tax returns have not been audited in the most recent five-year period. The 2003, 2004 and 2005 tax years remain open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2007 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. ESSA Bank & Trust is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts ESSA Bank & Trust from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of ESSA Bank & Trust. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A.	Risk Factors

Future Changes in Interest Rates Could Reduce Our Profits

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

1.	the interest income we earn on our interest-earning assets, such as loans and securities; and

2.	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

From June 30, 2004 through June 30, 2006, the Federal Reserve Board of Governors increased its target for the federal funds rate, from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) did not increase to the same degree. This “flattening” and at certain times, “inversion” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. During September and October, 2007, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 4.50%. At the same time, longer-term interest rates did not decline to the same degree. If this “steepening” of the market yield curve were to continue, and if rates on our deposits and borrowings reprice downward faster than the rates on our long-term loans and investments, we would experience an increase in our net interest spread and margin, which would have a positive effect on our profitability. Our average interest rate spread decreased 28 basis points to 2.18% during the 2007 fiscal year from 2.46% during the 2006 fiscal year.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their loans in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Alternatively, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2007, the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $204.3 million. Unrealized net gains on these available for sale securities totaled approximately $28,000 at September 30, 2007 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in ESSA Bank & Trust’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At September 30, 2007, in the event of an immediate 200 basis point increase in interest rates, the Office of Thrift Supervision model projects that we would experience a $28.4 million, or 19.0%, decrease in net portfolio value. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

A Downturn in the Local Economy or a Decline in Real Estate Values Could Reduce Our Profits.

Nearly all of our real estate loans are secured by real estate in Monroe and Northampton Counties, Pennsylvania. As a result of this concentration, a downturn in this market area could cause significant increases in nonperforming loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there have been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Item 1. Business—Market Area.”

Our Continued Emphasis On Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2007, $58.4 million, or 9.3%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2007, our largest commercial real estate lending relationship was a $4.0 million loan located in Monroe County, Pennsylvania and secured by real estate. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. For additional information see “Item 1. Business—Competition.”

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.67% of total loans at September 30, 2007, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information as of September 30, 2007 with respect to our main office located in Stroudsburg, Pennsylvania, and our thirteen full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage
Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

Route 940 HC 1 Box 1192 Blakeslee, PA 18610	Owned	2002	2,688

Route 209 & Lake Mineola Road P.O. Box 35 Brodheadsville, PA 18301	Owned	1983	4,100

Route 209 7001 Milford Road East Stroudsburg, PA 18324	Leased	1997	1,700

Routes 209 & 447 695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	420

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

Route 209 P.O. Box 1009 Marshalls Creek, PA 18335	Leased	1991	1,560

Mount Pocono Plaza 601 Route 940 Mt. Pocono, PA 18344	Leased	1999	536

1309 Blue Valley Drive Pen Argyl, PA 18072	Leased	2001	444

744 Main Street P.O. Box L Stroudsburg, PA 18360	Owned	1985	12,000

Route 611 1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

Route 611 RR1 Box 402 Tannersville, PA 18372	Leased	1993	611

Route 209 & Weir Lake Road P.O. Box 271 Brodheadsville, PA 18322	Leased	1997	576

Location	Leased or Owned	Year Acquired or Leased	Square Footage
Route 611 Tannersville Plaza Tannersville, PA 18372	Leased	2007	2500

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2004	4,650

The net book value of our premises, land and equipment was $11.3 million at September 30, 2007.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA”. The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2007 was 2,850. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for ESSA Bancorp, Inc.’s common stock for the period ended September 30, 2007. ESSA Bancorp, Inc. began trading on the Nasdaq Global Market on April 3, 2007. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

Fiscal 2007	High	Low	Dividends
Quarter ended September 30, 2007	$11.49	$10.20	$—
Quarter ended June 30, 2007	12.21	11.05	—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The sources of funds for the payment of a cash dividend are the retained proceeds form the initial sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to ESSA Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from ESSA Bank & Trust. For a discussion of the limitations applicable to ESSA Bank & Trust’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation.”

At September 30, 2007, there were no compensation plans under which equity securities of ESSA Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock between April 4, 2007 (the date the ESSA Bancorp, Inc. completed its initial public offering) and September 30, 2007, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	04/04/07	05/31/07	06/30/07	07/31/07	08/31/07	09/30/07
ESSA Bancorp, Inc.	100.00	96.86	93.80	91.77	93.80	94.65
SNL Thrift Index	100.00	103.33	98.24	89.48	92.61	91.79
Russell 2000	100.00	104.64	103.10	96.05	98.23	99.91

(b) Not Applicable.

(c) Not Applicable.

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of ESSA Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At September 30,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data:

Total assets	$910,415	$725,796	$656,066	$592,824	$533,606
Cash and cash equivalents	16,779	12,730	20,290	21,458	43,087
Investment securities:
Available for sale	205,267	89,122	62,506	45,074	22,986
Held to maturity	17,130	19,715	21,505	10,263	3,918
Loans, net	619,845	556,677	508,981	477,956	438,539
Federal Home Loan Bank stock	16,453	13,675	11,916	11,358	9,187
Premises and equipment	11,277	11,447	11,560	11,444	10,547
Bank owned life insurance	13,941	13,376	12,864	10,369	—
Deposits	384,716	402,153	374,759	333,201	319,283
Borrowed funds	313,927	259,299	221,479	205,134	160,920
Equity	204,692	58,337	54,371	50,260	46,381

	For the Year Ended September 30,				For the Ten Months Ended September 30, 2003
	2007	2006	2005	2004
	(In thousands)
Selected Data:

Interest income	$45,510	$36,451	$31,919	$28,810	$24,743
Interest expense	23,805	19,217	14,323	11,933	9,372

Net interest income	21,705	17,234	17,596	16,877	15,371
Provision for loan losses	360	300	550	530	430

Net interest income after provision for loan losses	21,345	16,934	17,046	16,347	14,941
Non-interest income	5,496	5,518	5,281	4,280	2,976
Non-interest expense	31,185	16,685	16,493	15,540	12,080

Income(loss) before income tax expense	(4,344)	5,767	5,834	5,087	5,837
Income tax expense	782	1,813	1,383	1,172	1,681

Net income (loss)	$(5,126)	$3,954	$4,451	$3,915	$4,156

	At or For the Year Ended September 30,				At or For the Ten Months Ended September 30, 2003
	2007	2006	2005	2004
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	(0.62)%	0.58%	0.72%	0.71%	0.84%
Return on average equity	(3.88)%	6.96%	8.42%	8.20%	9.46%
Interest rate spread (1)	2.18%	2.46%	2.85%	3.10%	3.08%
Net interest margin (2)	2.78%	2.70%	3.04%	3.28%	3.28%
Efficiency ratio (3)	116.18%	73.33%	72.09%	73.45%	65.84%
Noninterest expense to average total assets	3.78%	2.45%	2.67%	2.82%	2.45%
Average interest-earning assets to average interest-bearing liabilities	120.21%	108.00%	107.69%	107.70%	109.89%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.06%	0.07%	0.10%	0.13%	0.14%
Non-performing loans as a percent of total loans	0.09%	0.08%	0.12%	0.14%	0.12%
Allowance for loan losses as a percent of non-performing loans	757.83%	809.87%	588.93%	455.19%	478.82%
Allowance for loan losses as a percent of total loans	0.67%	0.69%	0.70%	0.63%	0.57%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	32.84%	15.77%	15.55%	16.05%	16.86%
Tier 1 risk-based capital (to risk weighted assets)	31.88%	14.79%	14.59%	15.14%	15.99%
Tangible capital (to tangible assets)	16.61%	8.06%	8.30%	8.46%	8.66%
Tier 1 leverage (core) capital (to adjusted tangible assets)	16.61%	8.06%	8.30%	8.49%	8.66%
Average equity to average total assets	15.98%	8.36%	8.55%	8.67%	8.92%

Other Data:
Number of full service offices	13	12	12	12	12

(1)	The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;

•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;

•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;

•	Remaining within our risk management parameters; and

•	Employing affordable technology to increase profitability and improve customer service.

We believe that these strategies will guide our investment of the net proceeds of our recent stock offering. We intend to continue to pursue our business strategy, subject to changes necessitated by future market conditions and other factors. We also intend to focus on the following:

•

Increasing customer relationships through a continued commitment to service and enhancing products and delivery systems. We will continue to increase customer relationships by focusing on customer satisfaction with regard to service, products, systems and operations. We have upgraded and expanded certain of our facilities, including our corporate center, to provide additional capacity to manage future growth and expand our delivery systems.

•

Continuing to transform into a full-service community bank. We continue to transform from a traditional savings association into a full-service community bank. During the last several years, we have begun to offer a wide variety of commercial loans and deposits, as well as trust and brokerage services.

•

Continuing to develop into a high performing financial institution. We will continue to enhance profitability by focusing on increasing non-interest income as well as increasing commercial products, including commercial real estate lending, which often have a higher profit margin than more traditional products. We also will pursue lower-cost commercial deposits as part of this strategy.

•

Remaining within our risk management parameters. We place significant emphasis on risk management and compliance training for all of our directors, officers and employees. We focus on establishing regulatory compliance programs to determine the degree of such compliance and to maintain the trust of our customers and community.

•

Employing cost-effective technology to increase profitability and improve customer service. We will continue to upgrade our technology in an efficient manner. We have implemented new software for marketing purposes and have upgraded both our internal and external communication systems.

•

Continuing our emphasis on commercial real estate lending to improve our overall performance. We intend to continue to emphasize the origination of higher interest rate margin commercial real estate loans as market conditions, regulations and other factors permit. We have expanded our commercial banking capabilities by adding experienced commercial bankers, and enhancing our direct marketing efforts to local businesses.

•

Expanding our banking franchise through branching and acquisitions. We will attempt to use the net proceeds from the offering, as well as our new stock holding company structure, to expand our market footprint through de novo branching as well as through acquisitions of banks, savings institutions and other financial service providers in our primary market area. We will also consider establishing de novo branches or acquiring financial institutions in contiguous counties. We opened a new branch office in Tannersville, Pennsylvania in March, 2007. We have also entered into a contract to purchase additional land in Monroe County on which we anticipate constructing a new branch during 2008. There can be no assurance that we will be able to consummate any acquisitions or establish any additional new branches. We may explore acquisition opportunities involving other banks and thrifts, and possibly financial service companies, when and as they arise, as a means of supplementing internal growth, filling gaps in our current geographic market area and expanding our customer base, product lines and internal capabilities, although we have no current plans, arrangements or understandings to make any acquisitions.

•

Maintaining the quality of our loan portfolio. Maintaining the quality of our loan portfolio is a key factor in managing our growth. We will continue to use customary risk management techniques, such as independent internal and external loan reviews, risk-focused portfolio credit analysis and field inspections of collateral in overseeing the performance of our loan portfolio.

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

Comparison of Financial Condition at September 30, 2007 and September 30, 2006

Total Assets. Total assets increased by $184.6 million, or 25.4%, to $910.4 million at September 30, 2007 from $725.8 million at September 30, 2006. This increase was primarily due to increases in investment securities available for sale as a result of the receipt of the net proceeds from the Company’s initial stock offering and net loans receivable together with smaller increases in interest-bearing deposits with other institutions and Federal Home Loan Bank stock.

Interest-Bearing Deposits with other Institutions. Interest-bearing deposits with other institutions increased $5.1 million, or 486.4%, to $6.2 million at September 30, 2007 from $1.1 million at September 30, 2006. This increase was due to the Company’s deposit of approximately $5.0 million of the net proceeds from its initial stock offering into a FHLBank Pittsburgh demand deposit account.

Investment Securities Available for Sale. Investment securities available for sale increased $116.1 million, or 130.3% to $205.3 million at September 30, 2007 from $89.1 million at September 30, 2006. This increase was due almost exclusively to the investment of the majority of the net proceeds from the stock offering, or approximately $105.0 million into investment grade debt obligations and mortgage-backed securities issued by United States sponsored agencies or entities.

Net Loans. Net loans increased $63.2 million, or 11.3%, to $619.8 million at September 30, 2007 from $556.7 million at September 30, 2006. Loan growth was primarily attributable to growth in several product categories as a result of the stable economic conditions in our market area, our continued marketing efforts, and a decrease in the number of non-financial institution competitors. One- to-four-family residential mortgages increased by $47.7 million to $500.1 million at September 30, 2007 from $452.4 million at September 30, 2006. For the same period, commercial real estate loans increased by $10.9 million to $58.4 million from $47.5 million.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock increased $2.8 million, or 20.3%, to $16.5 million at September 30, 2007 from $13.7 million at September 30, 2006. The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. FHLBank Pittsburgh borrowings outstanding at September 30, 2007 were $313.9 million compared to borrowings of $259.3 million at September 30, 2006.

Deposits. Deposits decreased by $17.4 million, or 4.3%, to $384.7 million at September 30, 2007 from $402.2 million at September 30, 2006. The decrease in deposits was primarily due to decreases in savings and club accounts of $10.2 million, retail certificates of deposit of $6.0 million and brokered certificates of deposit of $8.3 million offset in part by an increase in money market accounts of $6.5 million. An overall decline in deposits was not entirely unexpected since it was presumed that a portion of the proceeds from the Company’s initial public stock offering would come from the Bank’s customers use of deposits to purchase stock in the new company. The decline in brokered certificates was the result of the Company’s decision not to renew maturing certificates based on the cost of renewing those certificates compared to other available funding sources. Money market accounts increased in part in response to rate promotions for that product. At September 30, 2007, the Company had $20.1 million of brokered certificates of deposit outstanding.

Borrowed Funds. Funds borrowed from the FHLBank Pittsburgh increased $54.6 million, or 21.1% to $313.9 million at September 30, 2007 from $259.3 million at September 30, 2006. The increase in borrowed funds is in addition to the use of approximately $29.7 million of the net proceeds from the stock offering to pay down shorter term borrowings. The increase in borrowed funds was used to fund additional loan growth, replace the decline in deposited funds and to purchase investment securities.

Stockholders’ Equity. Stockholders’ equity increased by $146.4 million, or 250.9% to $204.7 million at September 30, 2007 from $58.3 million at September 30, 2006. The net increase in stockholders’ equity resulting from the Company’s stock offering, after deducting the unallocated stock held by the Company’s ESOP, was $153.3 million. This increase was offset, in part, by the Company’s net operating loss of $5.1 million, and to a lesser degree by the Company’s accumulated other comprehensive loss of $2.2 million. Accumulated other comprehensive loss for the year ended September 30, 2007 included $2.4 million, net of taxes resulting from the Company’s adoption of FAS 158.

Comparison of Operating Results for the Years Ended September 30, 2007 and September 30, 2006

Net Income. Net income decreased $9.1 million to a net loss of $5.1 million for the fiscal year ended September 30, 2007 from net income of $4.0 million for the fiscal year ended September 30, 2006. The decrease was primarily the result of a $12.7 million pre-tax charitable contribution to the ESSA Bank & Trust Foundation. The contribution was made in conjunction with the Company’s initial public stock offering and was detailed in the Company’s prospectus.

Net Interest Income. Net interest income increased by $4.5 million, or 25.9%, to $21.7 million for fiscal year 2007 from $17.2 million for fiscal year 2006. The increase was primarily attributable to an increase in net average interest-earning assets of $83.7 million offset, in part, by a decrease of 28 basis points in the interest rate spread to 2.18% for fiscal year 2007 from 2.46% for fiscal year 2006.

Interest Income. Interest income increased $9.0 million, or 24.9% to $45.5 million for fiscal year 2007 from $36.5 for fiscal year 2006. The increase resulted from a $137.7 million increase in average interest-earning assets which had the effect of increasing interest income by $7.4 million. In addition, there was a 16 basis point increase in the overall yield on interest earning assets to 5.84% for fiscal year 2007, from 5.68% for fiscal year 2006 which increased interest income by $1.7 million. Loans increased on average $54.2 million between the two periods, along with increases in the average balances of investment securities of $21.4 million and mortgage-backed securities of $53.4 million. In addition, average Federal Home Loan Bank stock increased $2.5 million along with an increase in the average balance of other interest earning assets of $6.2 million. The primary reason for the increase in other interest earning assets was funds received for stock orders during the Company’s initial stock offering which was consummated on April 3, 2007. Cash received during the offering period was held until April 3, 2007 when it was used to execute stock purchases or refunded to the prospective purchaser. While held by the Company, this cash was maintained in a demand account at the Federal Home Loan Bank. The primary reasons for the increase in investment securities and mortgage-backed securities was the partial reinvestment of borrowing proceeds into these assets along with the investment of the majority of the net proceeds from the stock offering into short-term, investment grade debt and mortgage-backed securities issued by United States government sponsored agencies or entities. The average yield on loans increased to 6.10% for the fiscal year 2007, from 5.95% for the fiscal year 2006. The average yields on investment securities increased to 5.11% from 4.49% and the average yields on mortgage backed securities increased to 4.92% from 4.30% for the 2007 and 2006 periods, respectively.

Interest Expense. Interest expense increased $4.6 million, or 23.9% to $23.8 million for fiscal year 2007 from $19.2 million for fiscal year 2006. The increase resulted from a $54.0 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $2.5 million. In addition, there was a 44 basis point increase in the overall cost of interest-bearing liabilities to 3.66% for fiscal 2007 from 3.22% for fiscal 2006, which increased interest expense by $2.1 million. Average savings and club accounts decreased by $4.1 million, average NOW accounts increased $1.1 million, average money market accounts increased $3.7 million and average certificates of deposit increased $7.7 million. For the same comparative periods, average borrowed funds increased $45.5 million. The cost of money market accounts increased to 3.12% for fiscal year 2007 from 2.17% for fiscal year 2006. The cost of certificates of deposit increased to 4.48% from 4.02% and the cost of borrowed funds increased to 4.81% from 4.47% for the same respective periods.

Provision for Loan Losses. ESSA Bancorp, Inc. establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $360,000 for fiscal year 2007 compared to a $300,000 provision for 2006 fiscal year. The allowance for loan losses was $4.2 million, or 0.67% of loans outstanding at September 30, 2007, compared to $3.9 million, or 0.69% of loans outstanding at September 30, 2006.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. Historically, the Bank’s loan portfolio has consisted primarily of one-to-four family residential mortgage loans. However, our current business plan calls for increases in commercial real estate loan originations. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous commercial real estate may result in large additions to the allowance for loan losses in future periods. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, will periodically review our allowance for loan losses. This agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-Interest Income. Non-interest income in total remained relatively unchanged at $5.5 million for fiscal years 2007 and 2006. For the comparative periods, service fees on deposit accounts decreased $333,000 while service charges and fees on loans increased $96,000, trust and investment fees increased $122,000 and earnings on bank-owned life insurance increased $53,000. The decrease in service fees on deposit accounts was due to a decrease in non-sufficient fund charges of $263,000 primarily related to volume. Increases in service charges and fees on loans, and trust and investment fees were volume driven. The increase in earnings on bank owned life insurance was due to an increase in yield.

Non-Interest Expense. Non-interest expense increased $14.5 million, or 86.9%, to $31.2 million for fiscal year 2007 from $16.7 million for fiscal year 2006. The primary reason for this increase was the increase of $12.3 million in contribution to charitable foundation expense for fiscal year 2007 compared to fiscal year 2006. This increase was the result of the Company’s contribution of $12.7 million to the ESSA Bank & Trust Foundation made in connection with the Company’s initial public stock offering. In addition, increases in compensation and employee benefits of $1.6 million, occupancy and equipment of $255,000, advertising of $118,000 and other expenses of $125,000 contributed to the increase. The increase in compensation and employee benefits was the result of normal increases in compensation and related taxes of $516,000 along with increases in employee benefits of $591,000, employee incentives of $377,000 and directors’ compensation of $166,000. In connection with the Company’s initial public stock offering the Company implemented an employee stock ownership plan (ESOP). Expenses related to this plan for fiscal year 2007 were $339,000 and were included in the employee benefit increase noted above. The increase in occupancy and equipment was the result of increases in office lease expense of $98,000 along with an increase in depreciation expense of $122,000. Advertising expense increased as a result of the Company’s continued effort to increase its exposure in its primary market area. The increase in other expense was the result of increases in office supplies and loan processing expenses.

Income Taxes. Income tax expense of $782,000 was recognized for fiscal year 2007 compared to an income tax expense of $1.8 million recognized for fiscal year 2006. The tax deduction generated by the contribution to the ESSA Bank & Trust Foundation exceeded the allowable federal income tax deduction limitations resulting in the establishment of a valuation allowance on the contribution carry forward at September 30, 2007.

Comparison of Operating Results for the Years Ended September 30, 2006 and September 30, 2005

Net Income. Net income decreased $497,000, or 11.2%, to $4.0 million for fiscal year 2006 from $4.5 million for fiscal year 2005. The decrease was primarily the result of a decrease in net interest income and an increase in total non-interest expense, and an increase in income taxes, partially offset by an increase in total non-interest income.

Net Interest Income. Net interest income decreased by $362,000, or 2.1%, to $17.2 million for fiscal year 2006 from $17.6 million for fiscal year 2005. The decrease was primarily attributable to a 39 basis point decrease in our interest rate spread to 2.46% for fiscal year 2006 from 2.85% for fiscal year 2005. The decrease in the net interest margin was due to average yields on interest-earning assets increasing at a slower pace than the cost of interest-bearing liabilities. During fiscal year 2006, the Federal Reserve Board of Governors increased the federal funds rates six times.

Interest Income. Interest income increased $4.5 million, or 14.2%, to $36.5 million for fiscal year 2006 from $31.9 million for fiscal year 2005. The increase resulted from a $59.8 million increase in average interest-earning assets which had the effect of increasing interest income by $3.2 million. In addition, there was a 19 basis point increase in the overall yield on interest earning assets to 5.68% for fiscal year 2006, from 5.49% for fiscal year 2005 which increased interest income by $1.3 million. Loans increased on average $39.4 million between the two periods, along with increases in the average balances of investment securities of $16.7 million and mortgage-backed securities of $4.3 million. Federal Home Loan Bank of Pittsburgh stock and other interest earning assets decreased by $643,000 in the aggregate. The average yield on loans increased to 5.95% for the fiscal year 2006, from 5.84% for the fiscal year 2005. The average yields on investment securities increased to 4.49% from 3.87% and the average yield on mortgage backed securities increased to 4.30% from 3.67% for the 2006 and 2005 periods, respectively.

Interest Expense. Interest expense increased $4.9 million, or 34.2%, to $19.2 million for fiscal year 2006 from $14.3 million for fiscal year 2005. The increase resulted from a $53.8 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $2.5 million. In addition, there was a 58 basis point increase in the overall cost of interest-bearing liabilities to 3.22% for fiscal year 2006 from 2.64% for fiscal year 2005, which increased interest expense by $2.4 million. Money market and savings accounts decreased in the aggregate by approximately $11.0 million, while certificates of deposits increased in the aggregate by $47.8 million between the two periods. The average balance of borrowed funds increased $18.9 million during the same comparative periods. The cost of certificates of deposit increased to 4.02% for fiscal year 2006 from 3.32% for fiscal year 2005. The cost of borrowed funds increased to 4.47% from 4.05% for the same respective periods. The additional deposits and borrowings were used to fund increases in loans and to purchase investment securities.

Provision for Loan Losses. ESSA Bank & Trust establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $300,000 for fiscal year 2006 compared to a $550,000 provision for 2005 fiscal year. The allowance for loan losses was $3.9 million, or 0.69% of loans outstanding at September 30, 2006, compared to $3.6 million, or 0.70% of loans outstanding at September 30, 2005.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. Historically, our loan portfolio has consisted primarily of one- to four-family residential mortgage loans. However, our current business plan calls for increases in commercial real estate loan originations. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous commercial real estate may result in large additions to the allowance for loan losses in future periods. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, will periodically review our allowance for loan losses. This agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-interest Income. Non-interest income increased by $237,000, or 4.5%, to $5.5 million for fiscal year 2006, from $5.3 million for fiscal year 2005. The increase was primarily due to an increase in trust and investment fees of $238,000, partially offset by decreases in gains on sale of loans, net and other non-interest income. The increase in trust and investment fees was due primarily to the addition, by ESSA Bank & Trust, of a trust officer and the addition by PRIMEVEST Financial Services, Inc. of two brokers. Other non-interest income decreased by $142,000 for fiscal year 2006 including approximately $45,000 in losses on asset disposals along with a reduction in rental income of approximately $25,000. Other non-interest income for fiscal year 2005 included approximately $56,000 received by us as a result of the sale of the Pulse Electronic Funds Transfer Network. Additionally, fiscal year 2005 included a $130,000 charge for an other than temporary decline in the value of one of our investment securities.

Non-interest Expense. Non-interest expense increased by $192,000, or 1.2%, to $16.7 million for fiscal year 2006, from $16.5 million for fiscal year 2005. Increases in compensation and employee benefits of $159,000, occupancy and equipment of $177,000, and advertising of $100,000 were partially offset by decreases in professional fees of $92,000 and data processing of $77,000. The increase in compensation and employee benefits was the result of normal merit increases combined with increases in health insurance, pension, and other benefit costs. The increase in occupancy and equipment was the result of increases in depreciation and real estate taxes related to ESSA Bank & Trust’s property and equipment. Advertising expense increased as a result of our increased efforts to maintain and improve our presence in our market area. Professional fees decreased primarily due to the fact that several miscellaneous, short-term consulting engagements in fiscal year 2005 were not repeated in fiscal year 2006. Data processing decreased primarily as a result of a decrease in the cost of processing ESSA Bank & Trust’s student loans which were substantially sold during fiscal year 2005.

Income Taxes. Income tax expense was $1.8 million for fiscal year 2006, an increase of $430,000, or 31.1%, compared to $1.4 million for fiscal year 2005. The effective tax rate was 31.4% in fiscal year 2006 compared to 23.7% in fiscal year 2005, principally due to the elimination of certain over-accruals for income taxes in fiscal year 2005, and an adjustment to deferred taxes and income tax expense for timing differences related to depreciation in 2006.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs at September 30, 2007, 2006, and 2005. All average balances are monthly average balances. The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1) (2)	$587,566	$35,866	6.10%	$533,351	$31,744	5.95%	$493,918	$28,829	5.84%
Investment securities
Taxable(3)	65,296	3,222	4.93%	44,678	1,848	4.14%	28,366	906	3.19%
Exempt from federal income tax(3) (4)	6,642	302	6.89%	5,894	278	7.15%	5,513	267	7.34%

Total investment securities	71,938	3,524	5.11%	50,572	2,126	4.49%	33,879	1,173	3.87%
Mortgage-backed securities	93,678	4,605	4.92%	40,247	1,731	4.30%	35,963	1,319	3.67%
Federal Home Loan Bank stock	14,577	794	5.45%	12,115	519	4.28%	11,604	317	2.73%
Other	13,642	721	5.29%	7,422	331	4.46%	8,576	281	3.28%

Total interest-earning assets	781,401	45,510	5.84%	643,707	36,451	5.68%	583,940	31,919	5.49%
Allowance for loan losses	(4,017)			(3,694)			(3,292)
Noninterest-earning assets	47,271			39,875			37,769

Total assets	$824,655			$679,888			$618,417

Interest-bearing liabilities:
NOW accounts	$60,826	45	0.07%	$59,709	44	0.07%	$61,562	79	0.13%
Money market accounts	35,351	1,104	3.12%	31,618	687	2.17%	33,386	421	1.26%
Savings and club accounts	75,354	320	0.42%	79,452	355	0.45%	88,727	388	0.44%
Certificates of deposit	204,802	9,171	4.48%	197,064	7,926	4.02%	149,267	4,963	3.32%
Borrowed funds	273,669	13,165	4.81%	228,198	10,205	4.47%	209,284	8,472	4.05%

Total interest-bearing liabilities	650,002	23,805	3.66%	596,041	19,217	3.22%	542,226	14,323	2.64%
Non-interest bearing demand accounts	34,934			21,383			17,527
Noninterest-bearing liabilities	7,882			5,650			5,815

Total liabilities	692,818			623,074			565,568
Equity	131,837			56,814			52,849

Total liabilities and equity	$824,655			$679,888			$618,417

Net interest income		$21,705			$17,234			$17,596

Interest rate spread			2.18%			2.46%			2.85%
Net interest-earning assets	$131,399			$47,666			$41,714

Net interest margin(5)			2.78%			2.70%			3.04%

Average interest-earning assets to average interest-bearing liabilities		120.22%		108.00%			107.69%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized revenues (costs) on loans totaling $440,000 for 2007, $603,000 for 2006, and $748,000 for 2005.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Years Ended September 30, 2007 vs. 2006			For the Years Ended September 30, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$3,303	$819	$4,122	$2,338	$577	$2,915
Investment securities	1,054	344	1,398	719	234	953
Mortgage-backed securities	2,592	282	2,874	168	244	412
Federal Home Loan Bank stock	117	158	275	15	187	202
Other	319	71	390	(30)	80	50

Total interest-earning assets	7,385	1,674	9,059	3,210	1,322	4,532

Interest-bearing liabilities:
NOW accounts	1	—	1	(2)	(33)	(35)
Money market accounts	89	328	417	(23)	289	266
Savings and club accounts	(15)	(20)	(35)	(41)	8	(33)
Certificates of deposit	318	927	1,245	1,790	1,173	2,963
Borrowed funds	2,142	818	2,960	803	930	1,733

Total interest-bearing liabilities	2,535	2,053	4,588	2,527	2,367	4,894

Net change in interest income	$4,850	$(379)	$4,471	$683	$(1,045)	$(362)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and borrowings. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has approved guidelines for managing the interest rate risk inherent in our assets and liabilities, given our business strategy, operating environment, capital, liquidity and performance objectives. Senior management monitors the level of interest rate risk on a regular basis and the asset/liability committee meets quarterly to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering has increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management intends to leverage the capital we receive to increase our interest-earning assets.

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 50 to 300 basis points (200 basis points in the event of an interest rate decrease) in 50 and 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of September 30, 2007, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$108,003	$(45,061)	(29)%	13.62%	(418)
+200	124,695	(28,369)	(19)	15.27	(253)
+100	140,209	(12,856)	(8)	16.71	(109)
+50	147,082	(5,982)	(4)	17.30	(50)
—	153,064			17.80
-50	157,316	4,252	3	18.11	31
-100	160,198	7,134	5	18.29	49
-200	162,299	9,235	6	18.30	50

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2007, in the event of an immediate 100 basis point decrease in interest rates, we would experience a 5.0% increase in net portfolio value. In the event of an immediate 100 basis point increase in interest rates, we would experience an 8.0% decrease in net portfolio value.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet both our short-term and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2007, $16.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $74.6 million at September 30, 2007 As of September 30, 2007, we had $313.9 million in borrowings outstanding from the Federal Home Loan Bank of Pittsburgh and we have access to Federal Home Loan Bank advances of up to approximately $596.1 million.

At September 30, 2007, we had $54.7 million in loan commitments outstanding, which included $15.3 million in undisbursed construction loans, $21.9 million in unused home equity lines of credit and $5.7 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2007 totaled $140.5 million, or 71.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $4.6 million, $1.8 million and $4.9 million for the years ended September 30, 2007, 2006 and 2005, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. In particular, we made a contribution of common stock to the ESSA Bank & Trust Foundation of $11.1 million. Net cash used in investing activities was $179.2 million, $75.2 million and $63.8 million in fiscal years 2007, 2006 and 2005, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $174.6 million, $52.2 million and $44.3 million in the years ended September 30, 2007, 2006 and 2005, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $178.6 million in fiscal year 2007, $65.8 million in fiscal year 2006 and $57.7 million in fiscal year 2005. In 2007, we completed our initial public offering in which we received net proceeds of $155.8 million. This was offset partially by the purchase of common stock in connection with the ESOP of $13.6 million. The net effect of our operating, investing and financing activities was to reduce our cash and cash equivalents from $21.5 million at the beginning of fiscal year 2005 to $16.8 million at the end of fiscal year 2007.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt	$48,000	$120,000	$83,697	$28,000	$279,697
Operating leases	430	656	543	2,056	3,685
Certificates of deposit	140,523	35,026	19,887	—	195,436

Total	$188,953	$155,682	$104,127	$30,056	$478,818

Commitments to extend credit	$33,662	$457	$1,380	$19,211	$54,710

We also have obligations under our post retirement plan as described in note 15 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $583,000 to our post retirement plan in 2008. In addition, as part of the reorganization and stock offering, the ESOP trust borrowed funds from ESSA Bancorp, Inc. and used those funds to purchase a number of shares equal to 8% of the common stock issued in the offering.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see note 13 of the notes to the Consolidated Financial Statements.

For fiscal year 2007, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

Impact of Inflation and Changing Prices

The financial statements and related notes of ESSA Bancorp, Inc. have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are included in Part III, Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principle Executive Officer and Principle Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principle Executive Officer and Principle Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal III – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ESSA Bancorp, Inc.

We have audited the consolidated balance sheet of ESSA Bancorp, Inc. and subsidiary as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ESSA Bancorp, Inc. and subsidiary as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, ESSA Bancorp, Inc. changed its method of accounting for its defined benefit pension plans as of September 30, 2007, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ S.R. Snodgrass, A.C.

Wexford, PA
December 20, 2007

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2007	2006
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,604	$11,677
Interest-bearing deposits with other institutions	6,175	1,053

Total cash and cash equivalents	16,779	12,730

Investment securities available for sale	205,267	89,122
Investment securities held to maturity (fair value of $16,876 and $19,193)	17,130	19,715
Loans receivable (net of allowance for loan losses of $4,206 and $3,855)	619,845	556,677
Federal Home Loan Bank stock	16,453	13,675
Premises and equipment	11,277	11,447
Bank-owned life insurance	13,941	13,376
Other assets	9,723	9,054

TOTAL ASSETS	$910,415	$725,796

LIABILITIES
Deposits	$384,716	$402,153
Short-term borrowings	34,230	35,299
Other borrowings	279,697	224,000
Advances by borrowers for taxes and insurance	1,423	2,198
Other liabilities	5,657	3,809

TOTAL LIABILITIES	705,723	667,459

Commitment and contingencies (Note 13)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued and outstanding)	170	—
Additional paid-in capital	166,782	—
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(13,283)	—
Retained earnings	53,400	58,526
Accumulated other comprehensive loss	(2,377)	(189)

TOTAL STOCKHOLDERS’ EQUITY	204,692	58,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$910,415	$725,796

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended September 30,
	2007	2006		2005
	(dollars in thousands)
INTEREST INCOME
Loans receivable	$35,866		$31,744		$28,829
Investment securities:
Taxable	7,827		3,579		2,225
Exempt from federal income tax	302		278		267
Other investment income	1,515		850		598

Total interest income	45,510		36,451		31,919

INTEREST EXPENSE
Deposits	10,640		9,012		5,851
Short-term borrowings	1,769		1,081		554
Other borrowings	11,396		9,124		7,918

Total interest expense	23,805		19,217		14,323

NET INTEREST INCOME	21,705		17,234		17,596
Provision for loan losses	360		300		550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,345		16,934		17,046

NONINTEREST INCOME
Service fees on deposit accounts	3,492		3,825		3,747
Services charges and fees on loans	587		491		486
Trust and investment fees	764		642		404
Impairment loss on securities	—		—		(130)
Gain on sale of loans, net	12		7		96
Earnings on Bank-owned life insurance	565		512		495
Other	76		41		183

Total noninterest income	5,496		5,518		5,281

NONINTEREST EXPENSE
Compensation and employee benefits	10,829		9,194		9,035
Occupancy and equipment	2,650		2,395		2,218
Professional fees	815		736		828
Data processing	1,837		1,819		1,896
Advertising	695		577		477
Contributions	12,693		423		484
Other	1,666		1,541		1,555

Total noninterest expense	31,185		16,685		16,493

Income (loss) before income taxes	(4,344)		5,767		5,834
Income taxes	782		1,813		1,383

NET INCOME (LOSS)	$(5,126)		$3,954		$4,451

Basic and diluted loss per share[1]	$(0.47)	$	N/A	$	N/A

[1]	Reflects earnings since becoming a public company on April 3, 2007.

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Accumulated		Comprehensive Income (Loss)
	Number of Shares	Amount				Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(dollars in thousands)
Balance, September 30, 2004	—	$—	$—	$—	$50,121	$139	$50,260

Net income					4,451	—	4,451	$4,451
Other comprehensive loss:
Unrealized loss on securities available for sale, net of reclassification adjustment, net of income tax benefit of $176					—	(340)	(340)	(340)

Comprehensive income								$4,111

Balance, September 30, 2005	—	—	—	—	54,572	(201)	54,371

Net income					3,954		3,954	$3,954
Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $6						12	12	12

Comprehensive income								$3,966

Balance, September 30, 2006	—	—	—	—	58,526	(189)	58,337

Net loss					(5,126)		(5,126)	$(5,126)
Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $123						238	238	238

Comprehensive loss								$(4,888)

Cumulative effect of change in accounting for pension, net of income tax benefit of $1,250						(2,426)	(2,426)
Issuance of common stock for initial public offering, net of expenses of $2.9 million	15,870,000	159	155,647				155,806
Issuance of common stock to ESSA Bank & Trust Foundation	1,110,900	11	11,098				11,109
Stock purchased for ESOP				(13,585)			(13,585)
Allocation of ESOP stock			37	302			339

Balance, September 30, 2007	16,980,900	$170	$166,782	$(13,283)	$53,400	$(2,377)	$204,692

						2007	2006	2005
Components of other comprehensive income (loss):
Change in net unrealized gain (loss) on investment securities available for sale						$238	$12	$(426)
Realized impairment loss included in net income, net of income taxes of $44 in 2005						—	—	(86)

Total						$238	$12	$(340)

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(5,126)	$3,954	$4,451
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	360	300	550
Provision for depreciation and amortization	1,054	1,063	969
Accretion of discounts and premiums, net	(118)	(500)	(394)
Impairment loss on securities	—	—	130
Gain on sale of loans, net	(12)	(7)	(96)
Contribution of common stock to charitable foundation	11,109	—	—
Compensation expense on ESOP	339	—	—
Increase in accrued interest receivable	(1,984)	(530)	(303)
Increase in accrued interest payable	292	551	139
Decrease (increase) in other receivables	1,841	(1,841)	—
Earnings on Bank-owned life insurance	(565)	(512)	(495)
Deferred federal income taxes	(1,587)	76	159
Other, net	(1,038)	(708)	(180)

Net cash provided by operating activities	4,565	1,846	4,930

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	58,989	23,537	11,356
Purchases	(174,644)	(50,213)	(27,126)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,575	3,753	3,293
Purchases	—	(1,988)	(17,191)
Increase in loans receivable, net	(63,088)	(47,800)	(36,244)
Proceeds from sale of loans	923	340	5,605
Redemption of FHLB stock	2,764	2,325	2,696
Purchase of FHLB stock	(5,542)	(4,084)	(3,254)
Purchase of Bank-owned life insurance	—	—	(2,000)
Proceeds from sale of other real estate	—	83	118
Purchase of premises, equipment, and software	(1,130)	(1,180)	(1,053)

Net cash used for investing activities	(179,153)	(75,227)	(63,800)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(17,437)	27,394	41,232
Net increase (decrease) in short-term borrowings	(1,069)	7,820	16,345
Proceeds from other borrowings	82,697	57,000	23,000
Repayment of other borrowings	(27,000)	(27,000)	(23,000)
Increase (decrease) in advances by borrowers for taxes and insurance	(775)	607	125
Net proceeds from the issuance of common stock	155,806	—	—
Purchase of common stock in connection with ESOP	(13,585)	—	—

Net cash provided by financing activities	178,637	65,821	57,702

Increase (decrease) in cash and cash equivalents	4,049	(7,560)	(1,168)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,730	20,290	21,458

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,779	$12,730	$20,290

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$23,513	$18,666	$14,303
Income taxes	2,060	1,550	900
Noncash items:
Other real estate owned	—	74	42

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR, Inc. and Pocono Investment Company. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision by the Office of Thrift Supervision (the “OTS”). The Bank is a Pennsylvania-chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers, generally in Monroe and Northampton counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and the OTS. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of the Bank, including certain intellectual property. All inter-company transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and its subsidiary and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and related revenues and expenses for the period. Actual results could differ significantly from those estimates.

Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effects. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, recognized in interest income using the interest method over the period to maturity.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula. This restricted stock is carried at cost.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan. Mortgage loans sold in the secondary market are sold without recourse.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and inherent risks in the loan portfolio at the consolidated balance sheet date. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The allowance consists of specific and general components. The specific component related to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. Total servicing assets included in other assets as of September 30, 2007 and 2006, were $183,000 and $215,000, respectively.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the related assets, which range from 10 to 40 years for building and leasehold improvements and 3 to 7 years for furniture, fixtures, and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried at the lower of cost or fair value minus estimated costs to sell. Valuation allowances for estimated losses are provided when the carrying value of the real estate acquired exceeds fair value minus estimated costs to sell. Operating expenses of such properties, net of related income, are expensed in the period incurred. The Company did not have any foreclosed real estate included in other assets as of September 30, 2007 or 2006.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Benefit Plans

The Bank maintains a noncontributory, defined benefit pension plan for all employees who have met age and length of service requirements. The Bank’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. The Bank also maintains a defined contribution Section 401(k) plan covering eligible employees. Contributions matching those made by eligible employees and an elective contribution are made annually at the discretion of the Board of Directors. In 2007, the Company created an ESOP for the benefit of employees who meet certain eligibility requirements. The Company makes cash contributions to the ESOP on an annual basis.

Advertising Costs

In accordance with Statement of Position No. 93-7, Reporting on Advertising Costs, the Company expenses all advertising expenditures incurred.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Federal Income Taxes

Deferred tax assets and liabilities are reflected based on the differences between the financial statement and the income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expense and benefit are based on the changes in the deferred tax assets or liabilities from period to period.

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which such items are expected to be realized or settled. As changes in tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Cash and Cash Equivalents

The Company has defined cash and cash equivalents as cash and due from banks and interest-bearing deposits with other institutions.

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic and diluted earnings per share for the fiscal year ended September 30, 2007, is computed by dividing net loss available to common stockholders (net loss from April 3, 2007, through September 30, 2007, of $7,289,000) by the weighted-average number of common shares outstanding for the same period.

Comprehensive Income (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income (loss) is composed exclusively of net unrealized holding gains or losses on its available-for-sale investment and mortgage-backed securities portfolio. The Company has elected to report the effects of other comprehensive income (loss) as part of the Consolidated Statement of Changes in Stockholders’ Equity.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect net income (loss) or stockholders’ equity.

Recent Accounting Pronouncements

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning on November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2.	COMPLETION OF INITIAL PUBLIC OFFERING

On July 25, 2006, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) pursuant to which the Bank would convert from a Pennsylvania-chartered mutual savings institution to a Pennsylvania-chartered stock association and concurrently form ESSA Bancorp, Inc., a Pennsylvania-chartered stock holding company. On December 7, 2006, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to the shares to be offered and sold pursuant to the Plan. The Company registered for offer and sale 16,980,900 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share.

The stock offering was consummated on April 3, 2007, resulting in gross proceeds of $158.7 million, through the sale of 15,870,000 shares at a price of $10.00 per share. The Company also contributed 1,110,900 shares of its common stock to the ESSA Bank & Trust Foundation and $1.6 million in cash. Expenses related to the offering were approximately $2.9 million, which resulted in net proceeds of approximately $155.8 million prior to the contribution to the ESSA Bank & Trust Foundation.

2.	COMPLETION OF INITIAL PUBLIC OFFERING (Continued)

The Company lent approximately $13.6 million to the Bank’s Employee Stock Ownership Plan. The Company retained approximately $64.4 million of the net proceeds of the offering prior to the contribution to the ESSA Bank & Trust Foundation, and the remainder of the net proceeds were contributed to the Bank.

In accordance with regulations, at the time that the Bank converted from a mutual savings bank to a stock savings bank, a portion of retained earnings was restricted by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

3.	EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net loss of $7,289,000 from April 3, 2007 to September 30, 2007, will be used as the numerator.

The following table sets for the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

2007
Weighted-average common shares outstanding	16,980,900
Average unallocated common shares held by the ESOP	(1,340,780)

Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	15,640,120

4.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	2007
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$24,850	$98	$(63)	$24,885
Freddie Mac	74,484	147	(467)	74,164
Governmental National Mortgage
Association securities	15,506	133	(75)	15,564

Total mortgage-backed securities	114,840	378	(605)	114,613
Obligations of states and political subdivisions	7,172	166	(6)	7,332
U.S. government agency securities	82,297	122	(27)	82,392

Total debt securities	204,309	666	(638)	204,337
Equity securities	882	85	(37)	930

Total	$205,191	$751	$(675)	$205,267

Held to Maturity
Fannie Mae	$7,777	$4	$(181)	$7,600
Freddie Mac	4,622	—	(80)	4,542

Total mortgage-backed securities	12,399	4	(261)	12,142
U.S. government agency securities	4,731	8	(5)	4,734

Total	$17,130	$12	$(266)	$16,876

4.	INVESTMENT SECURITIES (Continued)

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$6,988	$33	$(31)	$6,990
Freddie Mac	22,836	3	(523)	22,316
Governmental National Mortgage
Association securities	10,503	98	—	10,601

Total mortgage-backed securities	40,327	134	(554)	39,907
Obligations of states and political subdivisions	6,240	225	—	6,465
U.S. government agency securities	41,960	35	(180)	41,815

Total debt securities	88,527	394	(734)	88,187
Equity securities	882	64	(11)	935

Total	$89,409	$458	$(745)	$89,122

Held to Maturity
Fannie Mae	$9,263	$4	$(309)	$8,958
Freddie Mac	5,722	—	(168)	5,554

Total mortgage-backed securities	14,985	4	(477)	14,512
U.S. government agency securities	4,730	—	(49)	4,681

Total	$19,715	$4	$(526)	$19,193

The amortized cost and fair value of debt securities at September 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$71,889	$71,875	$2,735	$2,730
Due after one year through five years	20,540	20,362	8,030	7,910
Due after five years through ten years	2,000	2,009	2,682	2,632
Due after ten years	109,880	110,091	3,683	3,604

Total	$204,309	$204,337	$17,130	$16,876

The Company had no sale of investment securities for the three years ending September 30, 2007.

Investment securities with carrying values of $8,616,000 and $6,493,000 at September 30, 2007 and 2006, respectively, were pledged to secure public deposits and other purposes as required by law.

5.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2007
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
Fannie Mae	11	$12,154	$(54)	$7,308	$(190)	$19,462	$(244)
Freddie Mac	34	33,443	(189)	13,692	(358)	47,135	(547)
Governmental National Mortgage Association securities	2	3,398	(75)	—	—	3,398	(75)
Obligations of states and political subdivisions	3	2,055	(6)	—	—	2,055	(6)
U.S. government agency securities	9	5,627	(16)	9,719	(16)	15,346	(32)
Equity securities	1	463	(37)	—	—	463	(37)

Total	75	$57,140	$(377)	$30,719	$(564)	$87,859	$(941)

	2006
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
Fannie Mae	11	$3,081	$(97)	$6,730	$(243)	$9,811	$(340)
Freddie Mac	34	9,911	(69)	15,776	(622)	25,687	(691)
U.S. government agency securities	28	12,898	(32)	27,509	(197)	40,407	(229)
Equity securities	1	489	(11)	—	—	489	(11)

Total	74	$26,379	$(209)	$50,015	$(1,062)	$76,394	$(1,271)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The policy of the Company is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at September 30, 2007, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. However, as of September 30, 2005, the Company recognized a loss of $130,000 on equity securities that it deemed, through analysis of the security, to be other than a temporary loss.

6.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2007	2006
Real estate loans:
Residential	$500,104	$452,406
Construction	7,800	5,943
Commercial	58,447	47,479
Commercial	7,699	6,159
Home equity loans and lines of credit	47,544	46,796
Other	3,875	4,247

	625,469	563,030
Less deferred loan fees	1,418	2,498

	624,051	560,532
Less allowance for loan losses	4,206	3,855

Net loans	$619,845	$556,677

Mortgage loans serviced by the Company for others amounted to $19,346,000 and $21,894,000 at September 30, 2007 and 2006, respectively.

At September 30, 2007, 2006, and 2005, the Company had nonaccrual loans of $555,000, $476,000, and $605,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $34,000, $37,000, and $56,000 for the years ended September 30, 2007, 2006, and 2005.

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2007 and 2006, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

Activity in the allowance for loan losses for the years ended is summarized as follows (in thousands):

	2007	2006	2005
Balance, beginning of period	$3,855	$3,563	$3,027
Add:
Provision charged to operations	360	300	550
Loan recoveries	1	1	1

	4,216	3,864	3,578
Less loans charged off	(10)	(9)	(15)

Balance, end of period	$4,206	$3,855	$3,563

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At September 30, 2007 and 2006, these persons were indebted to the Company for loans totaling $1,350,000 and $1,750,000, respectively. During the year ended September 30, 2007, $79,000 of new loans were made and repayments totaled $479,000.

7.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year.

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2007	2006
Land and land improvements	$3,478	$2,199
Buildings and leasehold improvements	9,205	10,043
Furniture, fixtures, and equipment	6,707	6,070
Construction in process	8	201

	19,398	18,513
Less accumulated depreciation	(8,121)	(7,066)
Total	$11,277	$11,447

Depreciation expense amounted to $1,055,000, $985,000, and $911,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

9.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2007		2006
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Non-interest-bearing demand accounts	—%	$25,925	—%	$23,675
NOW accounts	0.09	57,586	0.07	59,480
Money market accounts	3.65	39,780	2.78	33,255
Savings and club accounts	0.40	65,989	0.40	76,166
Certificates of deposit	4.63	195,436	4.40	209,577

Total	2.80%	$384,716	2.59%	$402,153

	2007		2006
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
Certificates of deposit:
0.00 - 2.00%	$17	0.33%	$49	1.76%
2.01 - 4.00%	38,443	3.82	69,429	3.66
4.01 - 6.00%	156,976	4.83	140,096	4.76
6.01 - 8.00%	—	—	3	6.11

Total	$195,436	4.63%	$209,577	4.40%

9.	DEPOSITS (Continued)

At September 30, scheduled maturities of certificates of deposit are as follows (in thousands):

2008	$140,523
2009	20,032
2010	14,994
2011	7,286
2012	12,601

Total	$195,436

The aggregate amount of time certificates of deposit with a minimum denomination of $100,000 and individual retirement accounts with a minimum denomination of $250,000 were $72,441,000 and $254,000, respectively, at September 30, 2007. Time certificates of deposit in excess of $100,000 and individual retirement accounts in excess of $250,000 are not federally insured.

The scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows (in thousands):

2007
Within three months	$19,986
Three through six months	12,636
Six through twelve months	17,739
Over twelve months	22,334

Total	$72,695

A summary of interest expense on deposits for the years ended is as follows (in thousands):

	2007	2006	2005
NOW accounts	$45	$44	$79
Money market accounts	1,104	687	421
Savings and club accounts	320	355	388
Certificates of deposits	9,171	7,926	4,963

Total	$10,640	$9,012	$5,851

10.	SHORT-TERM BORROWINGS

As of September 30, 2007 and 2006, the Company had $34,230,000 and $35,299,000 of short-term borrowings, respectively, of which $16,229,600 and $22,298,000 respectively, were advances on a $75,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. During 2007, the Company had a borrowing limit of approximately $596 million, with a variable rate of interest, based on the FHLB’s cost of funds.

10.	SHORT-TERM BORROWINGS (Continued)

The following table sets forth information concerning short-term borrowings (in thousands):

	2007	2006
Balance at year-end	$34,230	$35,299
Maximum amount outstanding at any month-end	46,409	35,299
Average balance outstanding during the year	33,975	21,657
Weighted-average interest rate:
As of year-end	5.17%	5.40%
Paid during the year	5.21%	4.92%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

11.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances (in thousands):

Description	Maturity range		Weighted- average interest rate	Stated interest rate ranged		2007	2006
	from	to		from	to
Convertible	2/20/2008	8/21/2017	5.05%	3.90%	6.06%	$57,000	$32,000
Fixed rate	11/15/2007	5/5/2014	4.51	3.03	5.95	150,697	147,000
Mid-term	11/23/2007	8/30/2010	5.03	3.07	5.69	72,000	45,000

Total						$279,697	$224,000

Maturities of FHLB long-term advances are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- average Rate
2008	$48,000	4.50%
2009	60,000	4.52
2010	60,000	4.91
2011	54,747	5.13
2012	28,950	4.79
2013 and thereafter	28,000	4.58

Total	$279,697	4.79%

Included above are ten convertible notes, which total $57,000,000 and are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

The advances are secured by qualifying assets of the Bank which include the FHLB stock, securities, and first mortgage loans.

12.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2007	2006	2005
Current:
Federal	$2,313	$1,737	$1,224
State	56	—	—

Total current taxes	2,369	1,737	1,224
Deferred income tax expense (benefit)	(1,587)	76	159

Total income tax provision	$782	$1,813	$1,383

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,430	$1,311
Net unrealized loss on securities	—	97
Charitable contributions carryover	4,216	145
Pension plan FASB 158	1,250	—
Other	185	135

Total gross deferred tax assets	7,081	1,688
Valuation allowance	(2,597)	—

Total net deferred tax assets	4,484	1,688

Deferred tax liabilities:
Pension plan	779	632
Net unrealized gain on securities	26	—
Mortgage servicing rights	64	73
Premises and equipment	477	568
Other	97	88

Total gross deferred tax liabilities	1,443	1,361

Net deferred tax assets	$3,041	$327

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the contribution to the ESSA Bank & Trust Foundation exceeded the allowable federal income tax deduction limitations, resulting in the establishment of a valuation allowance in the amount of $2,597,000 for the contribution carryforward.

12.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2007		2006		2005
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$(1,477)	(34.0)%	$1,961	34.0%	$1,984	34.0%
Income from Bank-owned life insurance	(192)	(4.4)	(174)	(3.0)	(168)	(2.9)
Tax-exempt income	(131)	(3.0)	(124)	(2.2)	(117)	(2.0)
Low-income housing credits	(64)	(1.5)	(68)	(1.2)	(72)	(1.2)
Contribution valuation allowance	2,597	60.0	—	—	—	—
Other, net	49	0.9	218	3.8	(244)	(4.2)

Actual tax expense and effective rate	$782	18.0%	$1,813	31.4%	$1,383	23.7%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4,308,000 at September 30, 2007, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The act also provides for the recapture of deductions arising from “applicable excess reserve: defined as the total amount of reserve over the base year reserve.” The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

13.	COMMITMENTS

In the normal course of business, management makes various commitments that are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. Losses, if any, are charged to the allowance for loan losses. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements, as deemed necessary, in compliance with lending policy guidelines.

The off-balance sheet commitments consist of the following (in thousands):

	2007	2006
Commitments to extend credit	$9,740	$10,939
Standby letters of credit	2,053	2,758
Unfunded lines of credit	42,917	42,073

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 5.95 percent to 10.25 percent. The commitments outstanding at September 30, 2007, contractually mature in less than one year.

13.	COMMITMENTS (Continued)

The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, as deemed necessary, is based upon management’s credit evaluation in compliance with the lending policy guidelines. Since many of the credit line commitments are expected to expire without being fully drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

Standby letters of credit and financial guarantees represent conditional commitments issued to guarantee performance of a customer to a third party. The coverage period for these instruments is typically a one-year period with renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized over the coverage period. For secured letters of credit, the collateral is typically Company deposit instruments.

14.	LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2007 (in thousands):

2008	$430
2009	348
2010	308
2011	286
2012	257
2013 and beyond	2,056

Total	$3,685

The total rental expenses for the above leases for the years ended September 30, 2007, 2006, and 2005, were $464,000, $368,000, and $343,000, respectively.

15.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

In connection with the conversion, the Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. The ESOP trust’s outstanding loan bears interest at 8.25 percent and requires an annual payment of principal and interest of $1,212,000 through December of 2036.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $339,000 for the year ended September 30, 2007.

15.	EMPLOYEE BENEFITS (Continued)

The following table presents the components of the ESOP shares:

2007
Allocated shares	30,186
Unreleased shares	1,328,286

Total ESOP shares	1,358,472

Fair value of unreleased shares (in thousands)	$14,810

Defined Benefit Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary.

The Company adopted the recognition provisions of FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and initially applied them to the funded status of its defined benefit pension plan as of September 30, 2007. The initial recognition of the funded status of its defined benefit pension plan resulted in a decrease in stockholders’ equity of $2,426,000, which was net of a tax benefit of $1,250,000.

The following table sets forth the incremental effect of applying FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on individual line items in the Consolidated Balance Sheet at September 30, 2007 (in thousands):

	Before application of FAS No. 158	Adjustments	After application of FAS No. 158
Other assets	$10,800	$(1,077)	$9,723
Total assets	911,492	(1,077)	910,415
Other liabilities	4,308	1,349	5,657
Total liabilities	704,374	1,349	705,723
Accumulated other comprehensive income (loss)	49	(2,426)	(2,377)
Total stockholders’ equity	207,118	(2,426)	204,692
Total liabilities and stockholders’ equity	911,492	(1,077)	910,415

15.	EMPLOYEE BENEFITS (Continued)

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$6,074	$4,966
Service cost	614	534
Interest cost	478	397
Actuarial gains (losses)	1,627	873
Benefits paid	(77)	(696)

Benefit obligation at end of year	8,716	6,074

Change in plan assets:
Fair value of plan assets at beginning of year	5,534	$4,322
Actual return on plan assets	632	254
Contributions	1,277	1,654
Benefits paid	(77)	(696)

Fair value of plan assets at end of year	7,366	5,534

Funded status	$(1,350)	$(540)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$3,639	$—
Prior service cost	38	—
Amounts not recognized in accumulated other comprehensive loss consist of:
Net loss	—	2,383
Prior service cost	—	47

Total	$3,677	$2,430

The accumulated benefit obligation for the defined benefit pension plan was $4,368,000 and $3,044,000 at September 30, 2007 and 2006, respectively.

The following table comprises the components of net periodic benefit cost for the years ended (in thousands):

	2007	2006	2005
Service cost	$614	$534	$377
Interest cost	478	397	295
Expected return on plan assets	(443)	(387)	(235)
Amortization of prior service cost	9	9	9
Amortization of unrecognized loss	182	122	43
Amortization of transition obligation	—	2	3

Net periodic benefit cost	$840	$677	$492

The estimated prior service cost and net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $9,000 and $191,000, respectively.

15.	EMPLOYEE BENEFITS (Continued)

Weighted-average assumptions used to determine benefit obligations:

	2007	2006
Discount rate	5.75%	6.25%
Rate of compensation increase	5.50	5.50

Weighted-average assumptions used to determine net periodic benefit cost for years ended:
	2007	2006	2005
Discount rate	6.25%	6.25%	6.25%
Expected long-term return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5.50	5.50	5.50

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category are as follows:

Asset Category	2007	2006
Cash and fixed income securities	29.1%	35.4%
Equity securities	70.9	64.6

Total	100.0%	100.0%

15.	EMPLOYEE BENEFITS (Continued)

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equities, 65 percent; cash and fixed income, 35 percent.

Cash Flows

The Bank expects to contribute $583,000 to its pension plan in 2008.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2008	$2
2009	7
2010	14
2011	17
2012	24
2013 - 2017	323

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the years ended September 30, 2007, 2006, and 2005, were $195,000, $190,000, $152,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $451,000 and $286,000, at September 30, 2007 and September 30, 2006, respectively, which represents the estimated present value (using a discount rate of 7.5 percent) of the benefits earned under this agreement.

16.	REGULATORY RESTRICTIONS

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2007 and 2006, was $4,225,000 and $4,000,000, respectively.

17.	REGULATORY CAPITAL REQUIREMENTS

Federal regulations require the Bank to maintain certain minimum amounts of capital. Specifically, the Bank is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the

17.	REGULATORY CAPITAL REQUIREMENTS (Continued)

requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes as of September 30, 2007, the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2007 and 2006, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, core capital, and tangible equity capital ratios must be at least 10 percent, 6 percent, 5 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2007	2006
Total stockholders’ equity	$138,500	$58,337
Accumulated other comprehensive loss	2,406	189
Disallowed servicing assets	(164)	(193)

Tier I, core, and tangible capital	140,742	58,333

Allowance for loan losses	4,206	3,855
Unrealized gains on equity securities	22	24

Total risk-based capital	$144,970	$62,212

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2007		2006
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)

Actual	$144,970	32.8%	$62,212	15.8%
For Capital Adequacy Purposes	35,314	8.0	31,557	8.0
To Be Well Capitalized	44,143	10.0	39,446	10.0

Tier I Capital
(to Risk-Weighted Assets)

Actual	$140,742	31.9%	$58,333	14.8%
For Capital Adequacy Purposes	17,657	4.0	15,778	4.0
To Be Well Capitalized	26,486	6.0	23,667	6.0

Tier I Capital
(to Average Assets)

Actual	$140,742	16.6%	$58,333	8.1%
For Capital Adequacy Purposes	33,901	4.0	28,959	4.0
To Be Well Capitalized	42,376	5.0	36,199	5.0

Tangible Capital (to Adjusted Assets)

Actual	$140,742	16.6%	$58,333	8.1%
For Capital Adequacy Purposes	12,713	1.5	10,859	1.5

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$16,779	$16,779	$12,730	$12,730
Investment and mortgage- backed securities:
Available for sale	205,267	205,267	89,122	89,122
Held to maturity	17,130	16,876	19,715	19,193
Loans receivable, net	619,845	618,442	556,677	554,405
Accrued interest receivable	5,169	5,169	3,185	3,185
FHLB stock	16,453	16,453	13,675	13,675
Mortgage servicing rights	183	183	215	244
Bank-owned life insurance	13,941	13,941	13,376	13,376

Financial liabilities:
Deposits	$384,716	$383,351	$402,153	$401,035
Short-term borrowings	34,230	34,230	35,299	35,299
Other borrowings	279,697	279,658	224,000	224,495
Advances by borrowers for taxes and insurance	1,423	1,423	2,198	2,198
Accrued interest payable	1,691	1,691	1,399	1,399

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling.

As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the values are based may have a significant impact on the resulting estimated values.

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Bank, are not considered financial instruments but have value, this fair value of financial instruments would not represent the full market value of the Company.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The Company employed simulation modeling in determining the fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Cash Equivalents, Accrued Interest Receivable, Short-Term Borrowings, Advances by Borrowers for Taxes and Insurance, and Accrued Interest Payable

The fair value approximates the current book value.

Bank-Owned Life Insurance

The fair value is equal to the cash surrender value of the Bank-owned life insurance.

Investment and Mortgage-Backed Securities Available for Sale and Held to Maturity and FHLB Stock

The fair value of investment and mortgage-backed securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Since the FHLB stock is not actively traded on a secondary market and held exclusively by member financial institutions, the fair market value approximates the carrying amount.

Loans Receivable, Deposits, Other Borrowings, and Mortgage Servicing Rights

The fair values for loans and mortgage servicing rights are estimated by discounting contractual cash flows and adjusting for prepayment estimates. Discount rates are based upon rates generally charged for such loans with similar characteristics. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year end. Fair values for time deposits and other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and borrowings of similar remaining maturities.

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 13.

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

September 30, 2007
ASSETS
Cash	$5,122
Investment securities available for sale	58,048
Investment in subsidiary	138,500
Other assets	3,583

TOTAL ASSETS	$205,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$561
Stockholders’ equity	204,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,253

CONDENSED STATEMENT OF INCOME

For the period of April 3 to September 30, 2007
INCOME	$2,305

EXPENSES
Contributions to charitable foundation	12,696
Other	129

Total expenses	12,825

Loss before income tax benefit	(10,520)
Income tax benefit	(916)

Loss before equity in undistributed net earnings of subsidiary	(9,604)
Equity in undistributed net earnings of subsidiary	2,315

NET LOSS	$(7,289)

19.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the period of April 3 to September 30, 2007
OPERATING ACTIVITIES
Net loss	$(7,289)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity in undistributed net earnings of subsidiary	(2,315)
Contribution of common stock to charitable foundation	11,109
Other, net	(2,824)

Net cash used for operating activities	(1,319)

INVESTING ACTIVITIES
Purchase of investment securities available for sale	(73,697)
Proceeds from principal repayments and maturities	15,820
Capital contribution in subsidiary Bank	(77,903)

Net cash used for investing activities	(135,780)

FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	155,806
Purchase of common stock in connection with ESOP	(13,585)

Net cash provided by financing activities	142,221

Increase in cash	5,122
CASH AT BEGINNING OF PERIOD	—

CASH AT END OF PERIOD	$5,122

20.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	December 31, 2006		March 31, 2007		June 30, 2007	September 30, 2007
Total interest income		$10,094		$10,716	12,173	$12,527
Total interest expense		5,834		5,788	5,847	6,336

Net interest income		4,260		4,928	6,326	6,191
Provision for loan losses		90		90	90	90

Net interest income after provision for loan losses		4,170		4,838	6,236	6,101
Total noninterest income		1,428		1,297	1,411	1,360
Total noninterest expense		4,431		4,304	17,568	4,882

Income (loss) before income taxes		1,167		1,831	(9,921)	2,579
Income taxes (benefit)		306		530	(915)	861

Net income (loss)		$861		$1,301	(9,006)	$1,718

Per share data:
Net income
Basic and diluted	$	N/A	$	N/A	(0.58)	$0.11
Average shares outstanding
Basic and diluted		N/A		N/A	15,627,802	15,647,364

	Three Months Ended
	December 31, 2005		March 31, 2006		June 30, 2006	September 30, 2006
Total interest income		$8,599		$8,831	9,304	$9,717
Total interest expense		4,403		4,527	4,893	5,394

Net interest income		4,196		4,304	4,411	4,323
Provision for loan losses		75		75	75	75

Net interest income after provision for loan losses		4,121		4,229	4,336	4,248
Total noninterest income		1,433		1,339	1,395	1,351
Total noninterest expense		4,219		4,156	4,252	4,058

Income before income taxes		1,335		1,412	1,479	1,541
Income taxes		390		429	457	537

Net income		$945		$983	1,022	$1,004

Per share data:
Net income
Basic and diluted	$	N/A	$	N/A	N/A	$ N/A
Average shares outstanding
Basic and diluted		N/A		N/A	N/A	N/A

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*
3.2	Bylaws of ESSA Bancorp, Inc.*
4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Form of Employment Agreement for Chief Executive Officer*
10.3	Form of Employment Agreement for Executive Officers*
10.4	Form of Change in Control Agreement*
10.5	Director Emeritus Plan*
10.6	Supplemental Retirement Plan for Gary S. Olson*
10.7	Supplemental Retirement Plan for Robert S. Howes, Jr.*
10.8	Supplemental Retirement Plan for Diane K. Reimer*
10.9	Supplemental Retirement Plan for Thomas J. Grayuski*
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (File No. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: December 20, 2007	By:	/s/ Gary S. Olson
Gary S. Olson
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2007
Gary S. Olson

/s/ Allan A. Muto	Executive Vice President and Chief	December 20, 2007
Allan A. Muto	Financial Officer (Principal Financial and Accounting Officer)

/s/ John E. Burrus	Director	December 20, 2007
John E. Burrus

/s/ William P. Douglass	Director	December 20, 2007
William P. Douglass

/s/ Daniel J. Henning	Director	December 20, 2007
Daniel J. Henning

/s/ Frederick E. Kutteroff	Director	December 20, 2007
Frederick E. Kutteroff

/s/ Robert C. Selig, Jr.	Director	December 20, 2007
Robert C. Selig, Jr.

/s/ John S. Schoonover, Jr.	Director	December 20, 2007
John S. Schoonover, Jr.

/s/ William A. Viechnicki	Director	December 20, 2007
William A. Viechnicki, D.D.S.

/s/ Elizabeth B. Weekes	Director	December 20, 2007
Elizabeth B. Weekes