Form 10-K/A
period 2007-09-30
ESSA Bancorp, Inc.
filed 2008-01-28
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐ .

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

DOCUMENTS INCORPORATED BY REFERENCE

1.	None

Explanatory Note

This Form 10-K/A is being filed by ESSA Bancorp, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended September 30, 2007, filed with the Securities and Exchange Commission on December 20, 2007 to include the information required by Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors currently consists of nine (9) members and is divided into three classes, with one class of directors elected each year. Directors are generally elected by stockholders to serve for a three-year period, or until their respective successors have been elected and qualified.

Directors and Executive Officers

Following is the business experience for the past five years of each of the Company’s directors and executive officers and their ages as of September 30, 2007.

John E. Burrus, age 68, has served as Chairman of the Board of ESSA Bank & Trust since 1989. In 2005, Mr. Burrus retired as the owner of John E. Burrus Landscape which designs, sells, installs and maintains landscapes for private homes, and commercial properties in Monroe County, Easton and Scranton, Pennsylvania. Mr. Burrus is a graduate of Rutgers University. Mr. Burrus has been a director of the Company since its inception and a director of ESSA Bank & Trust since 1970.

William P. Douglass, age 66, has been President of Douglass Enterprises, Inc., doing business as Olde Engine Works Market Place which is an antiques and collectibles co-operative. Mr. Douglass is a graduate of Texas Christian University. Mr. Douglass has been a director of the Company since its inception and a director of ESSA Bank & Trust since 1978.

Daniel J. Henning, age 55, is a builder/real estate developer and has been the Owner/President of A.C. Henning Enterprises, Inc., a general contractor of custom built homes, multi-family townhouses and light commercial construction and renovation since 1982. Mr. Henning is a graduate of Spring Garden College. Mr. Henning has been a director of the Company since its inception and a director of ESSA Bank & Trust since 1995.

Frederick E. Kutteroff, age 64, served as President, Chief Executive Officer of Keystone Savings Bank from 1990 until his retirement in 2003. Mr. Kutteroff holds a Certificate of Business Administration from Temple University. Mr. Kutteroff has been a director of the Company since its inception and a director of ESSA Bank & Trust since 2005.

Gary S. Olson, age 53, has been President and Chief Executive Officer of ESSA Bank & Trust since 2000. Mr. Olson began his career at ESSA Bank & Trust in 1977. Mr. Olson is a graduate of East Stroudsburg University. Mr. Olson has been a director of the Company since its inception and a director of ESSA Bank & Trust since 2000.

John S. Schoonover, Jr., age 67, has been a principal in the architectural firm of Schoonover and Vanderhoof, LLC since 1978. He is a licensed architect registered to practice in Pennsylvania, New Jersey, New York and North Carolina. Mr. Schoonover served in the United States Marine Corps from 1962 through 1967. Mr. Schoonover has been a director of the Company since its inception and a director of ESSA Bank & Trust since 1989.

Robert C. Selig, Jr., age 59, has served as President of Selig Construction Company since 1972. Selig Construction Company is in the business of building primary and vacation residences. Mr. Selig is a graduate of West Side Area Vocational/Technical School. Mr. Selig has been a director of the Company since its inception and a director of ESSA Bank & Trust since 1990.

William A. Viechnicki, D.D.S., age 63, has been in the private practice of orthodontics in East Stroudsburg, Pennsylvania since 1971. Dr. Viechnicki is a graduate of Pennsylvania State University and Temple University School of Dentistry where he serves as a professor of orthodontics. Mr. Viechnicki has been a director of the Company since its inception and a director of ESSA Bank & Trust since 1981.

Elizabeth B. Weekes, age 49, has been a partner in the law firm Bensinger and Weekes, P.A. since 1987. Ms. Weekes’ practice focuses on real estate, civil litigation, domestic relations, banking, municipalities and estates. Ms. Weekes is a graduate of Colgate University and Dickinson School of Law. Ms. Weekes has been a director of the Company since its inception and a director of ESSA Bank & Trust since 2001.

Executive Officers of the Bank Who Are Not Also Directors

Thomas J. Grayuski, age 46, has been Vice President, Human Resources Services Division since 2000. Previously, Mr. Grayuski was the Senior Personnel Management Specialist at the United States Army Armament Research, Development and Engineering Center in Dover, New Jersey.

Robert S. Howes, Jr., age 54, has been with ESSA Bank & Trust in various capacities since 1985 and has been Senior Vice President, Lending Services Division since 2001. Previously, Mr. Howes served as Branch Manager at Franklin First Federal Savings and Loan Association in Wilkes-Barre, Pennsylvania.

Allan A. Muto, age 47, has been the Executive Vice President and Chief Financial Officer of ESSA Bank & Trust since January 2006. Prior to that time Mr. Muto served as Executive Vice President, Chief Operating Officer beginning in 2001. Mr. Muto previously served as Senior Vice President, Chief Financial Officer at Pioneer American Bank, N.A. in Carbondale, Pennsylvania.

Diane K. Reimer, age 51, has been Vice President, Administrative Services Division since 1998 and first joined ESSA Bank & Trust in 1983.

V. Gail Warner, age 51, has been Vice President, Retail Services Division since 1999. Previously, Ms. Warner served as Assistant Vice President, Branch Sales Manager at First Eastern Bank in Mount Pocono, Pennsylvania.

Corporate Governance, Code of Ethics and Business Conduct

ESSA Bancorp, Inc. is committed to maintaining sound corporate governance principles and the highest standards of ethical conduct and is in compliance with applicable corporate governance laws and regulations.

The Board has adopted a code of ethics for the principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The code of ethics is available on the Company’s website at www.essabank.com. Amendments to and waivers from the code of ethics are disclosed on the Company’s website.

Board Meetings and Committees

The Board of Directors of ESSA Bancorp, Inc. met one time during the fiscal year ended September 30, 2007. The Board of Directors of ESSA Bank & Trust met 13 times during the fiscal year ended September 30, 2007. No director attended fewer than 75% in the aggregate of the total number of Board meetings held and the total number of committee meetings on which he or she served (during the period in which they served) during the fiscal year ended September 30, 2007, including Board and committee meetings of ESSA Bank & Trust. Executive sessions of the independent directors are conducted on a regular basis. Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged.

Each of the Company and ESSA Bank & Trust has three standing Board committees: Compensation; Nominating and Corporate Governance and Audit.

Compensation Committee

The Compensation Committee, consisting of Messrs. Douglass (Chair), Burrus, Schoonover and Viechnicki and Ms. Weekes, is responsible for human resources policies, salaries and benefits, incentive compensation, executive development and management succession planning. Each member of the Compensation Committee is independent in accordance with the listing standards of the NASDAQ Stock Market. Our Compensation Committee operates under a written charter, which is available at our website at www.essabank.com. The Compensation Committee met four times during the fiscal year ended September 30, 2007.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, consisting of Messrs. Douglass (Chair), Henning, Selig and Burrus and Ms. Weekes, is responsible for identifying individuals qualified to become board members and recommending a group of nominees for election as directors at each annual meeting of stockholders, ensuring that the board and its committees have the benefit of qualified and experienced independent directors, and developing a set of corporate governance policies and procedures. The Nominating and Corporate Governance Committee identifies nominees by evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are first considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service, or if the Nominating and Corporate Governance Committee or the Board decides not to re-nominate a member for re-election, or if the size of the Board is increased, the Nominating and Corporate Governance Committee would solicit suggestions for director candidates from all Board members and may consider candidates submitted by stockholders. In addition, the Nominating and Corporate Governance Committee is authorized by its charter to engage a third party to assist in the identification of director nominees. The Nominating and Corporate Governance Committee would seek to identify a candidate who at a minimum satisfies the following criteria:

•	has the highest personal and professional ethics and integrity and whose values are compatible with those of the Company;

•	has experiences and achievements that have given him/her the ability to exercise and develop good business judgment;

•	is willing to devote the necessary time to the work of the Board and its committees, which includes being available for Board and committee meetings;

•	is familiar with the communities in which the Company operates and/or is actively engaged in community activities;

•	is involved in other activities or interests that do not create a conflict with his/her responsibilities to the Company and its stockholders; and

•	has the capacity and desire to represent the balanced, best interests of the stockholders of the Company as a group, and not primarily a special interest group or constituency.

The Nominating and Corporate Governance Committee will also take into account whether a candidate satisfies the criteria for “independence” in accordance with the listing standards of the NASDAQ Stock Market, and, if a candidate with financial and accounting expertise is sought for service on the Audit Committee, whether the individual qualifies as an “audit committee financial expert.”

Procedures for the Consideration of Board Candidates Submitted by Stockholders

The Nominating and Corporate Governance Committee has adopted procedures for the consideration of Board candidates submitted by stockholders. Stockholders can submit the names of candidates for director by writing to the Corporate Secretary of the Company, at ESSA Bancorp, Inc., 200 Palmer Street, Stroudsburg, Pennsylvania 18360. The submission must include the following information:

•	a statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•

the name and address of the stockholder as they appear on the Company’s books, and number of shares of the Company’s common stock that are owned beneficially by the stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•

the name, address and contact information for the candidate, and the number of shares of common stock of the Company that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership should be provided);

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to SEC Regulation 14A;

•	a statement detailing any relationship between the candidate and any customer, supplier or competitor of the Company;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a Director if nominated and elected.

To be timely, the submission of a candidate for Director by a stockholder must be received by the Corporate Secretary at least one hundred and twenty (120) days prior to the date of the proxy statement relating to the preceding year’s annual meeting of stockholders. The Company received no submission for Board nominees for this Annual Meeting.

Procedures for the Nomination of Directors by Stockholders

In addition to submitting candidates to the Board for consideration, a stockholder may nominate candidates for election as directors in accordance with Article 3.12 of the Company’s bylaws. Such stockholder’s notice shall set forth

•	the name, age, business address and residence address of the stockholder who intends to make the nomination and of the person or persons to be nominated;

•	the principal occupation or employment of the stockholder submitting the notice and of each person being nominated;

•	the class and number of shares of the Company’s stock which are beneficially owned by the stockholder submitting the notice;

•

a representation that the stockholder is and will continue to be a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;

•

a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder;

•

such other information regarding the stockholder submitting the notice, each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and

•	the consent of each nominee to serve as a director of the Company if so elected.

Stockholder Communications with the Board

A stockholder of the Company who wants to communicate with the Board or with any individual director can write to the Chair of the Nominating and Corporate Governance Committee at ESSA Bancorp, Inc., 200 Palmer Street,

Stroudsburg, Pennsylvania 18360. The letter should indicate that the author is a stockholder and if shares are not held of record, should include appropriate evidence of stock ownership. Depending on the subject matter, the Chair will:

•	forward the communication to the director(s) to whom it is addressed;

•	handle the inquiry directly, for example where it is a request for information about the Company or it is a stock-related matter; or

•	not forward the communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, or is unduly hostile, threatening, illegal or otherwise inappropriate.

At each Board meeting, the Chair of the Nominating and Corporate Governance Committee shall present a summary of all communications received since the last meeting and make those communications available to the directors upon request.

Audit Committee

The Audit Committee, currently consisting of Messrs. Henning (Chair), Douglass, Kutteroff and Viechnicki, is responsible for providing oversight relating to our financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the board. Each member of the Audit Committee is independent in accordance with the listing standards of the NASDAQ Stock Market and under Securities and Exchange Commission Rule 10A-3. The Board of Directors believes that Mr. Kutteroff qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission. The Audit Committee met four times in fiscal year ended September 30, 2007.

Our Audit Committee operates under a written charter, which is available at our website at www.essabank.com. The duties and responsibilities of the Audit Committee include, among other things:

•	overseeing the integrity of the Company’s financial statements;

•	overseeing the Company’s compliance with legal and regulatory requirements;

•	overseeing the independent registered public accountant’s qualifications and independence;

•	overseeing the performance of the Company’s internal audit function and independent registered public accountant; and

•	overseeing the Company’s system of disclosure controls and system of internal controls regarding finance, accounting, and legal compliance.

The Audit Committee reports to the Board of Directors on its activities and findings.

Audit Committee Report

Management has the primary responsibility for the Company’s internal controls and financial reporting process. The independent registered public accountants are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and issuing an opinion thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. As part of its ongoing activities, the Audit Committee has:

•	reviewed and discussed with management and the independent registered public accountants the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2007;

•

met with the Company’s CEO, CFO, internal auditors and the independent registered public accountants, both together and in separate executive sessions, to discuss the scope and the results of the audits and the overall quality of the Company’s financial reporting and internal controls;

•	discussed with the independent registered public accountants the matters required to be discussed by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended;

•

received the written disclosures from the independent registered public accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and discussed with the independent registered public accountants its independence from the Company; and

•	pre-approved all audit, audit related and other services to be provided by the independent registered public accountants.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 be filed with the SEC.

The Audit Committee

Daniel J. Henning (Chair)	William P. Douglass
Frederick E. Kutteroff	William A. Viechnicki

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s common stock is registered with the SEC pursuant to Section 12(b) of the Securities and Exchange Act of 1934, as amended. The executive officers and directors of the Company and the Bank and beneficial owners of greater than 10% of the Company’s common stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner of the Company’s common stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company’s review of ownership reports and confirmations by executive officers and directors only, all directors and executive officers ownership reports were filed on a timely basis during the year ended September 30, 2007.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee determines the salaries to be paid each year to the Chief Executive Officer and those executive officers who report directly to the Chief Executive Officer. The Compensation Committee consists of Directors Douglass (Chair), Burrus, Schoonover and Viechnicki and Ms. Weekes. None of these individuals was an officer or employee of ESSA Bancorp, Inc. or ESSA Bank & Trust during the fiscal year ended September 30, 2007, or is a former officer of ESSA Bancorp, Inc. or ESSA Bank & Trust.

During the fiscal year ended September 30, 2007, (i) no executive of ESSA Bancorp, Inc. served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of ESSA Bancorp, Inc.; (ii) no executive officer of ESSA Bancorp, Inc. served as a director of another entity, one of whose executive officers served on the Compensation Committee of ESSA Bancorp, Inc.; and (iii) no executive officer of ESSA Bancorp, Inc. served as a member of the Corporate Governance and Nominating Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of ESSA Bancorp, Inc.

Compensation Committee Report

Pursuant to rules and regulations of the Securities and Exchange Commission, the Compensation Committee Report shall not be deemed incorporated by reference to any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that ESSA Bancorp, Inc. specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission subject to Regulation 14A or 14C of the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee

William P. Douglass (Chair)	John E. Burrus
William A. Viechnicki	Elizabeth B. Weekes
John S. Schoonover, Jr.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives. The goal of the Compensation Committee is to enable the Company and ESSA Bank & Trust to attract, develop and retain talented executive officers capable of maximizing the Company’s performance for the benefit of shareholders. The Compensation Committee has adopted a compensation strategy that seeks to provide competitive, performance-based compensation that is aligned with the financial and stock performance of the Company. The compensation program has three key elements of total direct compensation: base salary, annual incentive compensation and long-term incentives. Another element of the compensation program is benefits. We base our compensation decisions as a public company on several basic principles:

•

Meeting the Demands of the Market – Our goal is to compensate our employees at competitive levels among our peers who provide similar financial services in the markets we serve. We seek to attract and retain talent needed to succeed in a competitive market environment.

•

Aligning with Shareholders – We intend to use equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interest with the interests of our shareholders.

•	Driving Performance – We structure compensation around the attainment of company-wide and individual targets that return positive results to our bottom line.

•

Reflecting a Balanced Approach – We seek to balance the sometimes competing needs of external competitiveness, internal consistency, organizational economics, management flexibility and simplicity of administration.

In pursuit of this philosophy and objectives, the Compensation Committee is responsible for establishing and overseeing the compensation programs for the Company’s and ESSA Bank & Trust’s executive officers, annually reviewing and approving the compensation of the Chief Executive Officer and reviewing and approving the Chief Executive Officer’s recommendations regarding the compensation of the other executive officers.

The Compensation Committee uses numerical formulas to determine changes in compensation of the Chief Executive Officer and other executive officers, and it weighs a variety of different factors in its deliberations.

Elements of the Compensation Package

The Compensation Committee used a total compensation approach in establishing executive compensation opportunities, consisting of three key elements of total direct compensation: base salary, annual incentives and long-term incentives, such as stock option and restricted stock awards.

Base Salaries

Executive officer base salary levels are evaluated by the Compensation Committee on an annual basis. In general, salary ranges are developed considering the results of the independent review of the competitiveness of the total compensation program, the individual’s performance and contribution to the long-term goals of the Company and ESSA Bank & Trust, recent operating results, performance targets and other relevant factors. Each executive officer’s base salary level is targeted to these ranges considering the executive officer’s performance and contribution, leadership, operational effectiveness and experience in the industry.

In establishing base salaries for fiscal year ended September 30, 2007, the Compensation Committee considered ESSA Bank & Trust’s financial performance, which did meet expectations, and peer group and market-based industry salary data, including the L.R. Webber Associates, Inc. Pennsylvania Salary/Benefits Survey and the America’s Community Bankers’ Compensation and Benefits Survey. The Committee determined that increases in base salary would be warranted for Mr. Olson for the fiscal year ended September 30, 2007 due to his performance ratings with respect to board and management reporting initiatives; leadership, management and organization development initiatives; financial incentives; business planning, program development and maintenance; risk management; strategic growth initiatives; and customer/public relations initiatives. Accordingly, Mr. Olson received an annual base salary increase of $24,852 from the previous fiscal year.

The Compensation Committee reviewed similar considerations for each of the other named executive officers and determined that increases were appropriate for Messrs. Muto and Howes and Ms. Warner and Ms. Reimer based upon their performance and to maintain competitive base salary levels. Accordingly, Messrs. Muto and Howes and Ms. Warner and Ms. Reimer received an annual base salary increase of $9,208, $6,442, $7,524 and $5,348, respectively.

Bonuses

The Compensation Committee recommends, and the Board of Directors approves, the Chief Executive Officer’s annual bonus. The Compensation Committee reviews the Chief Executive Officer’s annual proposed bonuses for other individual executive officers, based on the Company’s and ESSA Bank & Trust’s financial performance and the performance of the individual executive officer and makes a recommendation to the Board of Directors. The Board of Directors reviews the Compensation Committee’s recommendations. As a result, the amount of the bonuses set forth in the Summary Compensation Table were based on the Committee’s subjective evaluation of each executive’s individual performance and the overall performance of ESSA Bank & Trust for the fiscal year ended September 30, 2007, and were approved by the Board of Directors.

The Bank maintains an Executive/Management Annual Incentive Plan and Executive Long Term Incentive Plan. Both plans provided for payments of specified percentages of base salary for designated levels of executives, with the amount of the payouts determined based on whether the designated performance targets were achieved at the threshold, target or maximum levels. The Annual Incentive Plan uses return on assets and asset growth as the performance measures and payments are made annually. The Long Term Incentive Plan uses return on equity with a three-year rolling average performance objective. However, the Committee determined that such targets would not provide appropriate incentives for management employees in 2007 because the Company would complete its conversion to stock form in 2007, and in connection therewith, make a significant contribution of cash and stock to a charitable foundation, which eliminated earnings for the year. Therefore, instead of awards under the Annual Incentive Plan and the Long Term Incentive Plan, the Committee made discretionary bonus payments based on subjective evaluations of management’s and the Company’s performance that were intended to approximate the dollar value that would have been awarded to the executives if the target level of performance had been achieved under the Annual Incentive Plan and if the threshold level of performance would have been achieved under the Long Term Incentive Plan.

Employee Stock Ownership Plan. The Bank sponsors the ESSA Bank & Trust Employee Stock Ownership Plan for the benefit of its employees. Employees who are at least 21 years old with at least one year of service during which the employee has completed at least 1,000 hours of service with the Bank are eligible to participate. As part of ESSA Bank & Trust’s 2007 stock offering, the employee stock ownership plan trust borrowed funds from the Company and used those funds to purchase a number of shares equal to 8% of the common stock sold in the offering (1,358,472 shares). Collateral for the loan is the common stock purchased by the employee stock ownership plan. The loan will be repaid principally from the Bank’s discretionary contributions to the employee stock ownership plan over a period of up to 30 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. Shares purchased by the employee stock ownership plan will be held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan will be allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Participants will be 100% vested in benefits under the plan upon completion of three years of credited service, with credit given to participants for years of credited service with the Bank’s mutual predecessor. A participant’s interest in his or her account under the plan will also fully vest in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable in the form of common stock and/or cash. The Bank’s contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Pursuant to SOP 93-6, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released or committed to be released from the suspense account. In the event of a change in control, the employee stock ownership plan will terminate and participants will become fully vested in their account balances.

Long-term Incentives. The Company intends to adopt and request stockholder approval of one or more stock-based incentive plans, including a stock option plan and a stock recognition and retention plan. The stock option plan and stock recognition and retention plan may be established as separate plans or as part of a single stock-based incentive plan.

Executive Officer Compensation

Summary Compensation Table. The following table sets forth for the fiscal year ended September 30, 2007, certain information as to the total remuneration paid to the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers who received salary and bonus in excess of $100,000.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Change in pension value and non-qualified deferred compensation earnings (2) ($)	All other compensation ($)		Total ($)
Gary S. Olson, President and Chief Executive Officer	2007	211,679	158,759	87,969	27,136	(3)	485,543
Allan A. Muto, Executive Vice President and Chief Financial Officer	2007	141,547	81,389	22,829	12,587	(4)	258,352
Robert S. Howes, Senior Vice President, Lending Services Division	2007	117,058	58,528	51,409	11,246	(5)	238,241
V. Gail Warner, Vice President, Retail Services Division	2007	111,377	55,688	35,358	13,074	(6)	215,497
Diane K Reimer, Vice President, Delivery Systems Division	2007	97,153	41,289	49,965	14,018	(7)	202,425

(1)	See discussion of “Bonuses” above.

(2)

The amounts in this column reflect the actuarial increase in present value at September 30, 2007 compared to September 30, 2006, of the named executive officer’s benefits under the defined benefit pension plan and supplemental plan, in the case of Mr. Olson, Mr. Howes and Ms. Reimer, maintained by ESSA Bank & Trust, determined using interest rate and mortality rate assumptions consistent with those used in ESSA’s financial statements and includes amounts for which the named executive officer may not currently be entitled to receive because such amounts are not vested.

(3)

Includes $7,006 for 401(k) Plan matching contributions; $10,742 for health insurance premiums; $368 for dental insurance premiums, $44 for vision insurance premiums, $468 for life insurance premiums; $717 for long term disability insurance premiums and $7,790 for car lease payments.

(4)

Includes $5,662 for 401(k) Plan matching contributions; $5,727 for health insurance premiums; $368 for dental insurance premiums, $44 for vision insurance premiums, $306 for life insurance premiums; and $480 for long term disability insurance premiums.

(5)

Includes $4,682 for 401(k) Plan matching contributions; $5,727 for health insurance premiums; $368 for dental insurance premiums, $44 for vision insurance premiums, and $424 for life insurance premiums.

(6)

Includes $4,455 for 401(k) Plan matching contributions; $7,965 for health insurance premiums; $368 for dental insurance premiums, $44 for vision insurance premiums, and $241 for life insurance premiums.

(7)

Includes $3,886 for 401(k) Plan matching contributions; $9,173 for health insurance premiums; $368 for dental insurance premiums, $44 for vision insurance premiums, $216 for life insurance premiums; and $329 for long term disability insurance premiums.

Director Compensation

Each of the individuals who serves as a director of ESSA Bancorp, Inc. also serves as a director of ESSA Bank & Trust and earns director and committee fees in that capacity. Each non-employee director (except for the Chairman of the Board) is paid a fee of $2,000 per month for their service and $1,000 for each Board meeting attended. In addition, the Chairperson of a committee is paid $750 for each committee meeting attended and committee members are paid $500 for each committee meeting attended. In lieu of the above mentioned fees, the Chairman of the Board is paid an annual retainer of $60,000 and $1,500 for each Board meeting attended. The Chairman of the Board is not compensated for attendance at any committee meetings.

The following table sets forth the total fees received by the non-management directors during the fiscal year ended September 30, 2007:

Director Compensation

Name	Fees earned or paid in cash ($)
John E. Burrus	75,500
Daniel J. Henning	41,750
Frederick E. Kutteroff	39,500
Elizabeth B. Weekes	41,500
John S. Schoonover, Jr	40,750
Robert C. Selig, Jr	40,500
William P. Douglass	43,000
William A. Viechnicki, D.D.S	37,750

Benefit Plans and Arrangements

Benefit Plans

Employment Agreements. ESSA Bancorp, Inc. has entered into employment agreements with each of Messrs. Olson, Muto, Howes and Grayuski and Ms. Warner and Ms. Reimer. The agreements with Messrs. Olson and Muto have an initial term of three years. The agreements with Mr. Howes, Ms. Warner, Ms. Reimer and Mr. Grayuski have terms of two years. Unless notice of non-renewal is provided, the agreements renew annually. Under the agreements, the initial base salaries for Messrs. Olson, Muto, Howes, Ms. Warner, Ms. Reimer and Mr. Grayuski are $236,725, $150,878, $123,581, $118,998, $102,585, and $91,268, respectively. Base salaries will be reviewed at least annually and may be increased, but not decreased. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees and use of an automobile (in the case of Mr. Olson). The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Each of the executives is entitled to severance payments and benefits in the event of his or her termination of employment under specified circumstances. In the event the executive’s employment is terminated for reasons other than for cause, disability or retirement, or in the event the executive resigns within 90 days following (1) the failure to elect or reelect or to appoint or reappoint the executive to his or her executive position, (2) a material change in the executive’s functions, duties, or responsibilities, which change would cause executive’s position to become one of lesser responsibility, importance or scope, (3) the relocation of executive’s principal place of employment to a location that is more than 50 miles from the location of the Bank’s principal executive offices as of the date of the agreement, (4) a material reduction in benefits and perquisites including base salary (except for any Bank-wide or officer-wide reduction), (5) the liquidation or dissolution of ESSA Bancorp, Inc. or ESSA Bank & Trust, (6) a change-in-control of ESSA Bancorp, Inc. or (7) a breach of the employment agreement by ESSA Bancorp, Inc., the executive would be entitled to a severance payment equal to three times (in the case of Messrs. Olson and Muto) or two times (for all other executives) the sum of the executive’s base salary and the highest rate of bonus awarded to the executive during the prior three years (for Messrs. Olson and Muto) or two years (for all other executives), payable in a lump sum. In addition, the executive would be entitled, at ESSA Bancorp, Inc.’s sole expense, to the continuation of life, medical, dental, vision and disability coverage for 36 months (in the case of Messrs. Olson and Muto) or 24 months (for all other executives) after termination of the agreement. The executive would also receive a lump sum payment of the excess, if any, of the present value of the benefits he or she would be entitled to under the ESSA Bancorp, Inc. or ESSA Bank & Trust’s defined benefit pension plan if the executive had continued working for ESSA Bancorp, Inc. for 36 months (in the case of Messrs. Olson and Muto) or 24 months (for all other executives) over the present value of the benefits to which the executive is actually entitled as of the date of termination. In the event that the severance payment provisions of the employment agreement were triggered for one of the covered executives at September 30, 2007, the executive would be entitled to a cash severance benefit in the amount of approximately $1,432,323, $849,664, $508,587, $468,906, $406,653, and $323,178 in the case of Messrs. Olson, Muto, Howes, Ms. Warner, Ms. Reimer, and Mr. Grayuski, respectively. If Mr. Olson’s employment is not terminated in connection with a change in control, he would be entitled to a lump sum equal to three times the sum of his highest base salary and highest bonus in the last three years, but such payment would be instead of (not in addition to) the severance pay described above. In the event that provision was triggered for Mr. Olson at September 30, 2007, he would have been entitled to a lump sum payment of $1,318,433. None of the executives are entitled to additional benefits under their employment agreements upon retirement at age 65.

Upon termination of the executive’s employment other than in connection with a change-in-control, the executive agrees not to compete with ESSA Bancorp, Inc. for one year following termination of employment within 50 miles of any existing branch of ESSA Bank & Trust or 50 miles of any office for which ESSA Bank & Trust or a subsidiary has filed an application for regulatory approval. Should the executive become disabled, ESSA Bancorp, Inc. would continue to pay the executive his or her base salary for the longer of the remaining term of the agreement or one year, provided that any amount paid to the executive pursuant to any disability insurance would reduce the compensation the executive would receive. In the event the executive dies while employed by ESSA Bancorp, Inc., the executive’s estate will be paid the executive’s base salary for one year and the executive’s family will be entitled to continuation of medical, dental and vision benefits for one year after the executive’s death.

The employment agreements for Messrs. Howes and Grayuski and for Ms. Warner and Ms. Reimer also provide for an automatic reduction in the amount of any payments made in connection with a change-in-control which would otherwise constitute “excess parachute payments” under Section 280G of the Internal Revenue Code. The total payment owed to the executive upon a change-in-control will be reduced to an amount that is $1.00 less than the amount that would otherwise be an “excess parachute payment” under Code Section 280G. Messrs. Olson and Muto may elect to have such reductions made in their sole discretion.

Change-in-Control Agreements. ESSA Bancorp, Inc. has entered into change-in-control agreements with six officers who are not entering into employment agreements, which would provide certain benefits in the event of a termination of employment following a change-in-control of ESSA Bancorp, Inc. or ESSA Bank & Trust. Each of the change-in-control agreements provides for a term of eighteen months. Commencing on each anniversary date, the agreements will be renewed for an additional year so that the remaining term will be eighteen months, subject to notice of non-renewal. The change-in-control agreements enable ESSA Bancorp, Inc. to offer to designated officers certain protections against termination without cause in the event of a change-in-control (as defined in the agreements). Such protections are frequently offered by other financial institutions, and ESSA Bancorp, Inc. may be at a competitive disadvantage in attracting and retaining key employees if it did not offer similar protections.

Following a change-in-control of ESSA Bancorp, Inc. or ESSA Bank & Trust, an officer is entitled under the agreement to a payment if the officer’s employment is terminated during the term of such agreement, other than for cause, or if the officer voluntarily terminates employment during the term of such agreement as a result of a demotion, loss of title, office or significant authority (in each case, other than as a result of the fact that either ESSA Bank & Trust or ESSA Bancorp, Inc. is merged into another entity in connection with a change-in-control and will not operate as a stand-alone, independent entity), reduction in his or her annual compensation or benefits, or relocation of his or her principal place of employment by more than 30 miles from its location immediately prior to the change-in-control. In the event an officer who is a party to a change-in-control agreement is entitled to receive payments pursuant to the change-in-control agreement, the officer will receive a cash payment equal to 1.5 times his or her highest rate of base salary and the highest rate of bonus awarded to the executive during the prior two years, payable in a lump sum. In addition to the cash payment, each covered officer is entitled to receive life, medical, and dental coverage for a period of 18 months from the date of termination. Notwithstanding any provision to the contrary in the change-in-control agreement, payments under the change-in-control agreements are limited so that they will not constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

401(k) Plan. ESSA Bank & Trust maintains a non-standardized prototype 401(k) plan through Massachusetts Mutual Life Insurance Company (MassMutual). Effective January 1, 2007, the 401(k) plan will be operated on a calendar year basis. Employees may participate in the plan when they have attained age 21 and completed one year of service and have been credited with 1,000 hours during the year of service. Participants may make pre-tax salary deferrals to the plan not to exceed $15,500 (which is the 2007 limit; the limit is adjusted annual for IRS-announced cost-of-living increases). In addition, participants who are 50 or older may make pre-tax “catch up” contributions to the plan up to $5,000 (this limit is also adjusted annually by the IRS for cost-of-living increases). The plan is a 401(k) “safe harbor” which means that the employer matches participant pre-tax salary deferrals dollar for dollar up to 3% of compensation, then the employer matches pre-tax salary deferrals at the rate of 50 cents on the dollar for amounts up to 5% of compensation. All contributions are 100% vested. Distributions will be made upon death, disability, termination of employment, or attainment of age 59  1/2. In addition to the other self-directed investment alternatives offered under the plan, Participants are offered the opportunity to purchase stock in the Company through a unitized employer stock fund, consisting of 95% stock and 5% cash. Benefits are paid in the form of lump sum, installments, partial withdrawals, or a joint and 100% survivor annuity.

Defined Benefit Pension Plan. Since 1969, ESSA Bank & Trust has maintained an individually designed, tax-qualified defined benefit plan (the “Pension Plan”). Effective January 1, 2007, the Pension Plan will be operated on a calendar year basis. All employees age 21 or older who have completed one year of employment with ESSA Bank & Trust are eligible for membership in the Pension Plan; however, only employees who have been credited with 1,000 or more hours of service with ESSA Bank & Trust are eligible to accrue benefits under the Pension Plan. ESSA Bank & Trust annually contributes an amount to the plan necessary to at least satisfy the minimum funding requirements established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

The regular form of retirement benefit is a straight life annuity (if single) and a joint and survivor annuity (if married), however, various alternative forms of joint and survivor annuities may be selected instead. Upon termination of employment at or after age 65 with at least 5 years of employment, a participant is entitled to a normal retirement annual benefit equal to a percentage of average monthly compensation determined over the participant’s high 5-year average salary during the 10 years before the participant’s retirement. If the participant terminates employment on or after attaining age 60 with 15 years of service, his or her normal retirement benefit will be reduced by 0.5% for each month by which the participant’s actual retirement date precedes his or her normal retirement date. A participant may postpone retirement beyond normal retirement date, in which case the participant will continue earning service towards his or her accrued benefit. If a married participant dies while in active service and after having become fully vested (i.e., completed 5 years of service), a qualified 50% survivor spouse benefit will be payable to the participant’s beneficiary. No pre-retirement death benefits are available to unmarried participants. Upon termination of employment due to disability, the participant will be entitled to an early or normal retirement benefit, where the participant’s accrued benefit is determined based on service performed through the disability date.

Supplemental Retirement Plan. ESSA Bank & Trust has entered into Executive Salary Continuation Agreements (“Supplemental Retirement Plan”) with Mr. Olson, Ms. Reimer, Mr. Howes and Mr. Grayuski. If the designated executive has been employed with ESSA Bank & Trust for at least 30 years upon normal retirement age (65) or early retirement age (60), then the benefit described in the agreement will be paid to the executive for no less than 192 months following the executive’s retirement, unless the executive elects to receive the present value of the payments as a lump sum. The amount of the normal benefit equals 70% of the executive’s final compensation determined over the executive’s high 5-year average salary during the 10 years before the executive’s retirement. The normal retirement benefit is reduced by 0.05% for each month the executive terminates employment after early retirement age but prior to normal retirement age. If the executive voluntarily terminates employment before age 65 or has his or her employment involuntarily terminated other than for cause, the employer shall pay in a lump sum or 60 monthly installments, the amount accrued to fund the promised benefit as of the date of such termination. If a change-in-control occurs, then the benefits promised under the Supplemental Retirement Plan at normal retirement age will be paid to the executive at normal retirement age, even if the executive’s employment terminates before normal retirement age (except no payment shall be made if the termination is due to cause). Benefits become vested after 5 years of service and before completing 5 years of service, benefits are zero percent vested. If the executive dies while actively employed by us, but before attaining age 65, the amount accrued under the plan as of the executive’s date of death will be paid to the executive’s designated beneficiaries. If the executive dies after the commencement of payment of benefits under the Supplemental Retirement Plan, remaining payments will be made to the executive’s beneficiaries. We recorded an expense of $164,887 for the Supplemental Retirement Plan during the fiscal year ended September 30, 2007. Based on current compensation levels, the Company anticipates the estimated aggregate expense of the Supplemental Retirement Plan to be approximately $1.6 million through September 30, 2012 and approximately $2.7 million through September 30, 2017. These estimated expenses will increase as compensation levels of the participants increase.

Pension Benefits. The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each such named executive officer under each of the Pension Plan and SERP determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.

Pension Benefits

Name	Plan name(1)	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Gary S. Olson, President and Chief Executive Officer	Pension Plan SERP	31 3	644,593 845,050	— —
Allan A. Muto, Executive Vice President and Chief Financial Officer	Pension Plan	7	102,660	—
Robert S. Howes, Senior Vice President, Lending Services Division	Pension Plan SERP	22 3	389,408 303,952	— —
V. Gail Warner, Vice President, Retail Services Division	Pension Plan	14	213,365	—
Diane K Reimer, Vice President, Delivery Systems Division	Pension Plan SERP	25 3	320,373 184,477	— —

(1)

The Company maintains a tax-qualified defined benefit pension plan, which is referred to in this table as the “Pension Plan” and supplemental executive retirement plans, which are referred to in this table as “SERP.” SERPs are individual agreements with each executive, with a defined-benefit type formula. The terms of the Pension Plan and SERP are described more fully above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the SEC regarding such beneficial ownership. The following table sets forth, as of January 25, 2008, certain information as to the shares of the Company’s common stock owned by persons who beneficially own more than five percent of the Company’s issued and outstanding shares of common stock. We know of no persons, except as listed below, who beneficially owned more than five percent of the outstanding shares of the

Company’s common stock as of January 25, 2008. For purposes of the following table and the table included under the heading “Security Ownership of Management,” in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner of any shares of common stock (i) over which he or she has, or shares, directly or indirectly, voting or investment power or (ii) as to which he or she has the right to acquire beneficial ownership at any time within 60 days after January 25, 2008.

Name and Address of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding (1)
ESSA Bank & Trust Employee Stock Ownership Plan Trust First Bankers Trust Services, Inc., Trustee 2321 Kochs Lane Quincy, IL 62305	1,358,472	(2)	8.0%
ESSA Bank & Trust Foundation 200 Palmer Street Stroudsburg, Pennsylvania 18360	1,110,900	(3)	6.54%
Jacobs Asset Management, LLC One 5th Avenue New York, NY 10003	989,019	(4)	5.82%
Bay Pond Partners, L.P. c/o Wellington Management Company, LLP 75 State Street Boston, MA 02109	897,900	(5)	5.29%

(1)	Based on 16,980,900 shares of the ESSA Bancorp, Inc. common stock outstanding as of January 25, 2008.

(2)

This information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 22, 2008 by First Bankers Trust Services, Inc., as Trustee on behalf of ESSA Bank & Trust Employee Stock Ownership Plan Trust. According to the filing, ESSA Bank & Trust Employee Stock Ownership Plan Trust had: (i) sole power to vote or direct the vote of 1,313,189.60 shares of the Company’s common stock; and (ii) shared power to vote or direct the vote of 45,282.40 shares of the Company’s common stock.

(3)	The information is based on the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2007 by ESSA Bancorp, Inc.

(4)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on August 13, 2007 by Jacobs Asset Management, LLC.

(5)	This information is based on Schedule 13G filed with the Securities and Exchange Commission on April 30, 2007 by Bay Pond Partner, L.P.

Security Ownership of Management

The following table sets forth, as of January 25, 2008, the shares of the Company’s common stock beneficially owned by directors and executive officers of the Company, individually, and by directors and executive officers as a group. The business address of each director and executive officer is 200 Palmer Street, Stroudsburg, Pennsylvania 18360.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of All Common Stock Outstanding
Directors
John E. Burrus (2)	15,229	0.09%
William Douglass (3)	15,000	0.09%
Daniel J. Henning (4)	40,000	0.24%
Frederick E. Kutteroff (5)	20,499	0.12%
Gary S. Olson (6)	48,303	0.28%
John S. Schoonover	1,000	0.01%
Robert C. Selig, Jr.	50,000	0.29%
William A. Viechnicki, D.D.S. (7)	50,000	0.29%
Elizabeth B. Weekes	3,500	0.02%

Executive Officers Who Are Not Directors
Thomas J. Grayuski (8)	53,170	0.31%
Robert S. Howes, Jr. (9)	23,948	0.14%
Allan A. Muto (10)	34,594	0.20%
Diane K. Reimer (11)	43,830	0.26%
V. Gail Warner (12)	31,165	0.18%
All directors and executive officers as a group (14 persons)	430,238	2.52%

(1)	Based upon 16,980,900 shares outstanding.

(2)	Includes 5,580 held by Mr. Burrus’ IRA, 3,540 shares held by Mr. Burrus’ spouse’s IRA and 180 shares held as custodian for Mr. Burrus’ grandchildren.

(3)	Includes 400 shares held by Mr. Douglass’ child, and 3,600 shares held by Mr. Douglass’ spouse.

(4)	Includes 10,000 shares held as a custodian for Mr. Henning’s children.

(5)	Includes 10,219 shares held by Mr. Kutteroff’s spouse.

(6)	Includes 266 shares held by Mr. Olson’s spouse’s IRA, and 33,037 shares held by Mr. Olson’s 401(k).

(7)	Includes 25,000 shares held in Mr. Viechnicki’s IRA, and 15,000 shares held by Mr. Viechnicki’s spouse.

(8)	Includes 10,900 held as a custodian for Mr. Grayuski’s children, and 30,570 shares held by Mr. Grayuski’s 401(k).

(9)	Includes 150 held by Mr. Howe’s child, 121 shares held by Mr. Howe’s spouse, 820 shares held by Mr. Howe’s IRA, and 22,857 shares held by Mr. Howe’s 401(k).

(10)	Includes 8,594 held by Mr. Muto’s 401(k).

(11)	Includes 19,130 held by Ms. Reimer’s 401(k).

(12)	Includes 2,600 shares held as custodian for Ms. Warner’s child, 1,691 shares held by Ms. Warner’s IRA and 14,764 held by Ms. Warner’s 401(k).

Item 13.	Certain Relationships, Related Transactions and Director Independence

Director Independence

The Board has determined that, except as to Mr. Olson, each member of the Board is an “independent director” within the meaning of the NASDAQ corporate governance listing standards and the Company’s corporate governance policies. Mr. Olson is not considered independent as he is an executive officer of the Company.

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by ESSA Bank & Trust to our executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. ESSA Bank & Trust is therefore prohibited from making any loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made under a benefit program generally available to all other employees and that does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer must be approved in advance by a majority of the disinterested members of the Board of Directors. The aggregate amount of our loans to our officers and directors and their related entities was $1.5 million at September 30, 2007. As of September 30, 2007, these loans were performing according to their original terms.

Set forth below is certain information as to loans made by the Bank to certain of its directors and executive officers, or their affiliates, pursuant to the loan program disclosed above, whose aggregate indebtedness to the Bank exceeded $120,000 at any time since October 1, 2006. Unless otherwise indicated all of the loans are secured loans and all loans designated as residential loans are secured by the borrower’s principal place of residence.

Name of Individual	Loan Type	Date Originated	Original Loan Amount	Highest Balance Since October 1, 2006	Balance on September 30, 2007	Interest Rate
Robert S. Howes, Jr.	Conventional Mortgage	10/15/02	$150,000	$100,293	$85,856	4.50%
	Line of Credit	02/23/05	100,000	96,735		Prime minus 0.75%
V. Gail Warner	Conventional Mortgage	07/10/03	$150,000	$105,709	$91,418	3.75%
	Line of Credit	08/31/05	$100,000	$96,173	$96,173	Prime minus 0.75%
Gary S. Olson	Conventional Mortgage	01/13/03	$600,000	$569,128	$559,362	5.55%
	Home Equity	03/23/05	100,000	88,091	79,612	5.15%
Robert C. Selig	Conventional Mortgage	02/21/03	$225,000	$157,926	$136,650	4.70%
Elizabeth Weeks	Conventional Mortgage	07/27/01	$270,000	$195,547	$—	5.20%

Item 14.	Principal Accountant Fees and Services

The Company’s independent registered public accountants for the fiscal year ended September 30, 2007 were S. R. Snodgrass, A.C. (“Snodgrass”). The Audit Committee of the Board has approved the engagement of Snodgrass to be the Company’s independent registered public accountants for the fiscal year ending September 30, 2008, subject to the ratification of the appointment by the Company’s stockholders at the Annual Meeting.

Stockholder ratification of the selection of Snodgrass is not required by the Company’s Bylaws or otherwise. However, the Board will submit the selection of the independent registered public accountants to the stockholders for ratification as a matter of good corporate practice. If the stockholders fail to ratify the selection of Snodgrass, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee may, at its discretion, direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such change is in the best interests of the Company and its stockholders.

Fees Paid to Snodgrass

Set forth below is certain information concerning aggregate fees for professional services rendered by Snodgrass during fiscal years 2007 and 2006.

Audit Fees. The aggregate fees billed to the Company by Snodgrass for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of the consolidated financial statements included in the Company’s annual report on Form 10-K and services that are normally provided by Snodgrass in connection with statutory and regulatory filings and engagements were $93,815 and $45,283 during fiscal 2007 and 2006, respectively.

Audit Related Fees. The aggregate fees billed to the Company by Snodgrass for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the consolidated financial statements and that are not already reported in “Audit Fees” above, were $99,467 and $14,846 during fiscal 2007 and 2006, respectively. These services were primarily related to the filing of ESSA Bancorp, Inc.’s Registration Statement on Form S-1 in connection with the initial public offering and for the audit of the Company’s employee benefit plans.

Tax Fees. The aggregate fees billed to the Company by Snodgrass for professional services rendered for tax compliance were $6,350 and $6,150 during fiscal 2007 and 2006, respectively.

All Other Fees. The aggregate fees billed to the Company by Snodgrass for professional services related to regulatory compliance for the Company’s trust department and consulting services related to strategic planning were $5,634 and $7,625 during fiscal 2007 and 2006, respectively.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year and any pre-approval is detailed as to particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when necessary, with subsequent reporting to the Audit Committee. The independent registered public accountants and management are required to report to the Audit Committee quarterly regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval policy, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: January 28, 2008	By:	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2008

/s/ Allan A. Muto Allan A. Muto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2008

/s/ John E. Burrus John E. Burrus	Director	January 28, 2008

/s/ William P. Douglass William P. Douglass	Director	January 28, 2008

/s/ Daniel J. Henning Daniel J. Henning	Director	January 28, 2008

/s/ Frederick E. Kutteroff Frederick E. Kutteroff	Director	January 28, 2008

/s/ Robert C. Selig, Jr. Robert C. Selig, Jr.	Director	January 28, 2008

/s/ John S. Schoonover, Jr. John S. Schoonover, Jr.	Director	January 28, 2008

/s/ William A. Viechnicki William A. Viechnicki, D.D.S.	Director	January 28, 2008

/s/ Elizabeth B. Weekes Elizabeth B. Weekes	Director	January 28, 2008