Form 10-Q
period 2007-12-31
ESSA Bancorp, Inc.
filed 2008-02-12
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-33384

ESSA Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-8023072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Palmer Street, Stroudsburg, Pennsylvania	18360
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 11, 2008 there were 16,980,900 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2007	September 30, 2007
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,745	$11,604
Interest-bearing deposits with other institutions	8,716	6,175

Total cash and cash equivalents	19,461	16,779
Investment securities available for sale	206,728	205,267
Investment securities held to maturity (fair value of $14,770 and $16,876)	14,862	17,130
Loans receivable (net of allowance for loan losses of $4,357 and $4,206)	638,959	619,845
Federal Home Loan Bank stock	16,488	16,453
Premises and equipment	11,165	11,277
Bank-owned life insurance	14,084	13,941
Other assets	8,889	9,723

TOTAL ASSETS	$930,636	$910,415

LIABILITIES
Deposits	$372,894	$384,716
Short-term borrowings	32,339	34,230
Other borrowings	309,697	279,697
Advances by borrowers for taxes and insurance	3,055	1,423
Other liabilities	5,554	5,657

TOTAL LIABILITIES	723,539	705,723

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value: 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 shares issued and outstanding)	170	170
Additional paid in capital	166,802	166,782
Unallocated common stock held by the Employee Stock Ownership Plan(ESOP)	(13,132)	(13,283)
Retained earnings	55,097	53,400
Accumulated other comprehensive loss	(1,840)	(2,377)

TOTAL STOCKHOLDERS’ EQUITY	207,097	204,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$930,636	$910,415

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2007	2006
INTEREST INCOME
Loans receivable	$9,783		$8,623
Investment securities:
Taxable	2,702		1,214
Exempt from federal income tax	83		73
Other investment income	321		184

Total interest income	12,889		10,094

INTEREST EXPENSE
Deposits	2,689		2,667
Short-term borrowings	438		480
Other borrowings	3,563		2,687

Total interest expense	6,690		5,834

NET INTEREST INCOME	6,199		4,260
Provision for loan losses	150		90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,049		4,170

NONINTEREST INCOME
Service fees on deposit accounts	906		919
Services charges and fees on loans	152		134
Trust and investment fees	246		211
Gain on sale of loans, net	—		11
Earnings on Bank-owned life insurance	143		135
Other	16		18

Total noninterest income	1,463		1,428

NONINTEREST EXPENSE
Compensation and employee benefits	2,995		2,573
Occupancy and equipment	684		617
Professional fees	289		137
Data processing	479		427
Advertising	145		187
Other	440		490

Total noninterest expense	5,032		4,431

Income before income taxes	2,480		1,167
Income taxes	783		306

NET INCOME	$1,697		$861

Basic and diluted earnings per share*:	$0.11	$	N/A

*	Due to the consummation of the Company’s initial public offering on April 3, 2007, there were no earnings per share for the three months ended December 31, 2006.

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock					Accumulated
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(in thousands)
Balance, September 30, 2007	16,980,900	$170	$166,782	$(13,283)	$53,400	$(2,377)	$204,692

Net income					1,697	—	1,697	$1,697

Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $257						504	504	504
Change in unrecognized pension cost, net of income taxes of $17						33	33	33

Comprehensive income								$2,201

Allocation of ESOP stock			20	151			171

Balance, December 31, 2007	$16,980,900	$170	$166,802	$(13,132)	$55,097	$(1,840)	$207,097

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2007	2006
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,697	$861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	90
Provision for depreciation and amortization.	306	283
Accretion of discounts and premiums, net	(12)	(166)
Compensation expense on ESOP	171	—
Decrease (Increase) in accrued interest receivable	404	(211)
(Decrease) Increase in accrued interest payable	(195)	483
Earnings on Bank-owned life insurance	(143)	(135)
Deferred federal income taxes	132	(22)
Other, net	175	564

Net cash provided by operating activities	2,685	1,747

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	36,141	11,739
Purchases	(36,826)	(16,428)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,266	758
Increase in loans receivable, net	(19,182)	(15,897)
Redemption of FHLB stock	1,443	449
Purchase of FHLB stock	(1,478)	(1,173)
Purchase of premises, equipment, and software	(286)	(244)

Net cash used for investing activities	(17,922)	(20,796)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(11,822)	46,417
Net decrease in short-term borrowings	(1,891)	(15,299)
Proceeds from borrowings	41,000	21,000
Repayment of borrowings	(11,000)	(8,000)
Increase in advances by borrowers for taxes and insurance	1,632	1,160

Net cash provided by financing activities	17,919	45,278

Increase in cash and cash equivalents	2,682	26,229
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,779	12,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,461	$38,959

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$6,886	$5,351
Income taxes	$117	$—

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The unaudited, consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc. and Pocono Investment Company. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision by the Office of Thrift Supervision (the “OTS”) The Bank is a Pennsylvania chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe and Northampton counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and the OTS. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of the Bank, including certain intellectual property. All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.	Completion of Initial Public Offering

On July 25, 2006, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) pursuant to which the Bank converted to a Pennsylvania chartered stock association and formed ESSA Bancorp, Inc., a Pennsylvania chartered company (the “Company”). On December 7, 2006 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-139157) with respect to the shares to be offered and sold pursuant to the Plan. The Company registered for offer and sale 16,980,900 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share.

The stock offering was consummated on April 3, 2007, resulting in gross proceeds of $158.7 million, through the sale of 15,870,000 shares at a price of $10.00 per share. The Company also contributed 1,110,900 shares of its common stock to the ESSA Bank & Trust Foundation (the “Foundation”) and $1.6 million in cash. Expenses related to the offering were approximately $2.9 million which resulted in net proceeds of approximately $155.8 million prior to the contribution to the Foundation.

The Company lent approximately $13.6 million to the Bank’s Employee Stock Ownership Plan (“ESOP”). The Company retained approximately $64.3 million of the net proceeds of the offering prior to the contribution to the Foundation, and the remainder of the net proceeds were contributed to the Bank.

3.	Earnings per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income of $1,697,000 for the three months ended December 31, 2007 will be used as the numerator.

The following table sets for the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

Three months ended December 31, 2007
Weighted-average common shares outstanding	16,980,900

Average unallocated common shares held by the ESOP	(1,318,388)

Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	15,662,512

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

The components of comprehensive income consist of unrealized gains and losses on available for sale securities and the change in minimum pension liability. For the three months ended December 31, 2007, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended December 31, 2006, comprehensive income totaled $875,000.

6.	Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 October 1, 2007, the adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

7.	Investment Securities

The amortized cost and estimated fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$27,031	$241	$(31)	$27,241
Freddie Mac	77,743	351	(104)	77,990
Governmental National Mortgage Association securities	14,787	218	(25)	14,980

Total mortgage-backed securities	119,561	810	(160)	120,211
Obligations of states and political subdivisions	7,172	191	(4)	7,359
U.S. government agency securities	78,276	198	(14)	78,460

Total debt securities	205,009	1,199	(178)	206,030
Equity securities	882	24	(208)	698

Total	$205,891	$1,223	$(386)	$206,728

Held to Maturity
Fannie Mae	$7,405	$1	$(102)	$7,304
Freddie Mac	4,460	7	(23)	4,444

Total mortgage-backed securities	11,865	8	(125)	11,748
U.S. government agency securities	2,997	26	(1)	3,022

Total	$14,862	$34	$(126)	$14,770

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$24,850	$98	$(63)	$24,885
Freddie Mac	74,484	147	(467)	74,164
Governmental National Mortgage Association securities	15,506	133	(75)	15,564

Total mortgage-backed securities	114,840	378	(605)	114,613
Obligations of states and political subdivisions	7,172	166	(6)	7,332
U.S. government agency securities	82,297	122	(27)	82,392

Total debt securities	204,309	666	(638)	204,337
Equity securities	882	85	(37)	930

Total	$205,191	$751	$(675)	$205,267

Held to Maturity
Fannie Mae	$7,777	$4	$(181)	$7,600
Freddie Mac	4,622	—	(80)	4,542

Total mortgage-backed securities	12,399	4	(261)	12,142
U.S. government agency securities	4,731	8	(5)	4,734

Total	$17,130	$12	$(266)	$16,876

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$63,859	$63,935	$1,000	$999
Due after one year through five years	24,443	24,498	7,815	7,794
Due after five years through ten years	2,000	2,013	2,570	2,539
Due after ten years	114,707	115,584	3,477	3,438

Total	$205,009	$206,030	$14,862	$14,770

The Bank had no sale of investment securities for the three months ended December 31, 2007 or 2006.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2007	September 30, 2007
Real Estate Loans:
Residential	$510,987	$500,104
Construction	9,395	7,800
Commercial	61,121	58,447
Commercial	10,997	7,699
Home equity loans and lines of credit	47,690	47,544
Other	4,262	3,875

	644,452	625,469
Less deferred loan fees	1,136	1,418

	643,316	624,051
Less allowance for loan losses	4,357	4,206

Net loans	$638,959	$619,845

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Balance, beginning of period	$4,206	$3,855
Add
Provision charged to operations	150	90
Loan recoveries	1	—

	4,357	3,945
Less loans charged off	—	—

Balance, end of period	$4,357	$3,945

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2007	September 30, 2007
Non-interest bearing demand accounts	$24,086	$25,925
NOW accounts	54,643	57,586
Money market accounts	45,612	39,780
Savings and club accounts	62,712	65,989
Certificates of deposit	185,841	195,436

Total	$372,894	$384,716

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 15 of the Bank’s Consolidated Financial Statements for the year ended September 30, 2007 included in the Company’s form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2007	2006
Service Cost	$129	$154
Interest Cost	143	119
Expected return on plan assets	(165)	(111)
Amortization of prior service cost	2	2
Amortization of unrecognized loss	52	46
Amortization of transition obligation	—	—

Net periodic benefit cost	$162	$210

The Bank expects to contribute $583,000 to its pension plan in 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at December 31, 2007 and September 30, 2007

Total Assets. Total assets increased by $20.2 million, or 2.2%, to $930.6 million at December 31, 2007 from $910.4 million at September 30, 2007. This increase was primarily due to increases in interest-bearing deposits with other institutions and loans receivable.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $2.5 million to $8.7 million at December 31, 2007 from $6.2 million at September 30, 2007. The primary reason for the increase was an increase in the Company’s interest-bearing demand deposit account at FHLBank Pittsburgh of $2.3 million. The demand deposit account increased as a result of the Company’s receipt in December, 2007 of the first loan payment from the Bank’s ESOP of $1.2 million along with the accumulated interest income received from the Company’s investment portfolio.

Net Loans. Net loans increased $19.1 million, or 3.1%, to $638.9 million at December 31, 2007 from $619.8 million at September 30, 2007. Loan growth was primarily attributed to growth in several product categories as a result of our continued marketing efforts. During this period residential, construction and commercial real estate loans outstanding increased by $10.9 million to $510.9 million, $1.6 million to $9.4 million and $2.7 million to $61.1 million, respectively. Commercial loans outstanding increased by $3.3 million to $10.9 million. Home equity loans and lines of credit outstanding increased by $146,000 to $47.7 million and other loans outstanding increased by $387,000 to $4.3 million.

Deposits. Deposits decreased $11.8 million, or 3.1%, to $372.9 million at December 31, 2007 from $384.7 million at September 30, 2007. At December 31, 2007 compared to September 30, 2007 money market accounts increased $5.8 million to $45.6 million. This increase was offset during the same period by decreases in non-interest bearing demand accounts of $1.8 million to $24.1 million, NOW accounts of $2.9 million to $54.6 million, savings and club accounts of $3.3 million to $62.7 million and certificates of deposit of $9.6 million to $185.8 million. Included in the certificates of deposit at December 31, 2007 was a decrease of $5.6 million in brokered certificates of deposit to $14.4 million. The decline in brokered certificates was the result of the Company’s decision not to renew maturing certificates based on the cost of renewing those certificates compared to other available funding sources. The decline in retail deposits was primarily attributable to the increasingly competitive environment within the Company’s market.

Borrowed Funds. Borrowed funds increased by $28.1 million to $342.0 million at December 31, 2007, from $313.9 million at September 30, 2007. The increase in borrowed funds was used primarily to offset the decline in deposits and to fund additional loan growth.

Stockholders’ Equity. Stockholders’ equity increased by $2.4 million, to $207.1 million at December 31, 2007 from $204.7 million at September 30, 2007. This increase was primarily the result of the addition of net income for the three months ended December 31, 2007 of $1.7 million together with an increase in the unrealized gain on investment securities available for sale, net of taxes, of $504,000 at December 31, 2007 compared to September 30, 2007 and a decrease in unallocated shares held by the Bank’s ESOP of $171,000 for the same period.

Average Balance Sheets for the Three Months Ended December 31, 2007 and 2006

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$634,561	$9,783	6.12%	$565,536	$8,623	6.05%
Investment securities
Taxable (2)	86,455	1,071	4.91%	42,306	490	4.60%
Exempt from federal income tax(2) (3)	7,349	83	6.79%	6,453	73	6.80%

Total investment securities	93,804	1,154	5.06%	48,759	563	4.89%
Mortgage-backed securities	129,428	1,631	5.00%	60,426	724	4.75%
Federal Home Loan Bank stock	16,869	236	5.55%	14,020	162	4.58%
Other	6,822	85	4.94%	1,949	22	4.48%

Total interest-earning assets	881,484	12,889	5.82%	690,690	10,094	5.82%
Allowance for loan losses	(4,258)			(3,886)
Noninterest-earning assets	42,869			40,578

Total assets	$920,095			$727,382

Interest-bearing liabilities:
NOW accounts	$54,355	12	0.09%	$55,037	10	0.07%
Money market accounts	43,976	403	3.64%	36,147	270	2.96%
Savings and club accounts	62,406	72	0.46%	75,664	82	0.43%
Certificates of deposit	191,295	2,202	4.57%	208,176	2,305	4.39%
Borrowed funds	329,999	4,001	4.81%	263,557	3,167	4.77%

Total interest-bearing liabilities	682,031	6,690	3.89%	638,581	5,834	3.62%
Non-interest bearing NOW accounts	23,617			23,864
Noninterest-bearing liabilities	7,699			5,304

Total liabilities	713,347			667,749
Equity	206,748			59,633

Total liabilities and equity	$920,095			$727,382

Net interest income		$6,199			$4,260

Interest rate spread			1.93%			2.20%
Net interest-earning assets	$199,453			$52,109

Net interest margin(4)			2.79%			2.45%
Average interest-earning assets to average interest-bearing liabilities		129.24%			108.16%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and December 31, 2006

Net Income. Net income increased $836,000, to $1.7 million for the three months ended December 31, 2007 compared to net income of $861,000 for the comparable period in 2006. The primary reason for this increase was an increase in the Company’s net average interest earning assets of $147.3 million for the three months ended December 31, 2007 compared to the corresponding 2006 period. The increase in net average interest earning assets was the result of the Company’s lending volume which resulted in a $69.0 million increase in average loans outstanding from the previous period, together with the Bank’s mutual-to-stock conversion and the Company’s subsequent stock offering.

Net Interest Income. Net interest income increased $1.9 million, to $6.2 million for the three months ended December 31, 2007 from $4.3 million for the comparable period in 2006. The increase was primarily attributable to the increase in net average earning assets and was offset in part by a 27 basis point decrease in the Company’s interest rate spread to 1.93% for the three months ended December 31, 2007, from 2.20% for the comparable period in 2006.

Interest Income. Interest income increased $2.8 million, to $12.9 million for the three months ended December 31, 2007 from $10.1 million for the comparable 2006 period. The increase resulted from a $190.8 million increase in average interest-earning assets. The overall yield on interest earning assets was 5.82% for the three months ended December 31, 2007, and for the comparable 2006 period. Loans increased on average $69.0 million between the two periods along with increases in the average balance of investment securities of $45.0 million and mortgage-backed securities of $69.0 million. In addition, average Federal Home Loan Bank stock increased $2.8 million along with an increase in the average balance of other interest earning assets of $4.9 million. The primary reasons for the increase in investment securities and mortgage-backed securities was the partial reinvestment of borrowing proceeds into these assets along with the investment of the majority of the net proceeds from the stock offering into short-term, investment grade debt and mortgage-backed securities issued by United States government sponsored agencies or entities. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. The increase in average other interest earning assets was the result of an increase in the Company’s interest bearing deposits with other institutions resulting primarily from a small portion of the funds received from the stock offering.

Interest Expense. Interest expense increased $856,000, to $6.7 million for the three months ended December 31, 2007 from $5.8 million for the comparable 2006 period. The increase resulted from a $43.5 million increase in average interest-bearing liabilities, combined with a 27 basis point increase in the overall cost of interest bearing liabilities to 3.89% for the three months ended December 31, 2007 from 3.62% for the comparable 2006 period. Average interest bearing deposits decreased $23.0 million which was offset by an increase in average borrowed funds of $66.4 million.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $150,000 for the three months ended December 31, 2007 as compared to $90,000 for the three months ended December 31, 2006. The allowance for loan losses was $4.4 million, or 0.68% of loans outstanding at December 31, 2007, compared to $3.9 million, or 0.68% of loans outstanding at December 31, 2006.

Non-interest Income. Non-interest income increased $35,000, to $1.5 million for the three months ended December 31, 2007, from $1.4 million for the comparable 2006 period. The increase was primarily due to increases in trust and investment fees of $35,000, service charges and fees on loans of $18,000 and earnings on Bank-owned life insurance of $8,000. These increases were offset, in part, by decreases in service fees on deposit accounts of $13,000 and other non-interest income of $2,000.

Non-interest Expense. Non-interest expense increased $601,000, to $5.0 million for the three months ended December 31, 2007 from $4.4 million for the comparable period in 2006. The primary reasons for the increase were increases in compensation and employee benefits of $422,000, occupancy and equipment of $67,000, professional fees of $152,000 and data processing fees of $52,000. These increases were offset, in part, by decreases in advertising costs of $42,000 and other expenses of $50,000. Compensation and employee benefits increased primarily as a result of normal compensation and benefit increases of $266,000 along with an expense of $171,000 related to the ESOP which was implemented in April, 2007. Occupancy and equipment costs increased primarily as a result of increases in rental costs of $21,000 along with increases in depreciation expense of $23,000. Professional fees increased primarily as a result of increased legal, accounting, and regulatory fees as a result of being a publicly reporting company. Data processing fees increased due to increased volume and ongoing technology upgrades.

Income Taxes. Income tax expense increased $477,000 to $783,000 for the three months ended December 31, 2007 from $306,000 for the comparable 2006 period. The effective tax rate was 31.6% for the three months ended December 31, 2007 compared to 26.2% for the comparable 2006 period.

NON-PERFORMING ASSETS

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	December 31, 2007	September 30, 2007
Non-performing assets:
Non-accruing loans	$620	$555
Accruing loans past due 90 days or more	—	—

Total non-performing loans	620	555
Real estate owned	—	—

Total non-performing assets	$620	$555

Ratio of non-performing loans to total loans	0.10%	0.09%

Ratio of non-performing loans to total assets	0.07%	0.06%

Ratio of non-performing assets to total assets	0.07%	0.06%

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

Our primary sources of liquidity are deposits, and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLBank advances and other borrowing sources. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2007, $19.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $64.9 million at December 31, 2007. As of December 31, 2007, we had $312.0 million in borrowings outstanding from FHLBank Pittsburgh and $30.0 million in borrowings through repurchase agreements with another financial institution. We have access to additional FHLBank advances of up to approximately $301.6 million.

At December 31, 2007, we had $65.8 million in loan commitments outstanding, which included, in part, $23.2 million in undisbursed construction loans, $22.2 million in unused home equity lines of credit, $5.7 million in commercial lines of credit and $9.1 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of December 31, 2007 totaled $135.6 million, or 72.6 % of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $2.7 million and $1.7 million for the three months ended December 31, 2007 and 2006, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $17.9 million and $20.8 million for the three months ended December 31, 2007 and 2006, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $36.8 million and $16.4 million for the three months ended December 31, 2007 and 2006, respectively. Deposit, and borrowing, cash flows have comprised most of our financing activities which resulted in net cash provided of $17.9 million and $45.3 million for the three months ended December 31, 2007 and 2006, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At December 31, 2007 the Company had a $2.6 million reserve established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

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

Contractual Obligations

During the first three months of 2008, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2007.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2007.

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

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K filed on December 20, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	The stock offering, which was completed on April 3, 2007, resulted in gross proceeds of $158.7 million, through the sale of 15,870,000 shares at a price of $10.00 per share. The Company also contributed 1,110,900 shares of its common stock to the ESSA Bank & Trust Foundation and $1.6 million in cash. Expenses related to the offering were approximately $2.9 million, including the expenses paid to Ryan, Beck & Co., Inc. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $155.8 million prior to the contribution to ESSA Bank & Trust Foundation.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of ESSA Bancorp, Inc. *

3.2	Bylaws of ESSA Bancorp, Inc. *

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Form of Employment Agreement for Chief Executive Officer*

10.3	Form of Employment Agreement for Executive Officers*

10.4	Form of Change in Control Agreement*

10.5	[Reserved]

10.6	Supplemental Retirement Plan for Gary S. Olson*

10.7	Supplemental Retirement Plan for Robert S. Howes, Jr.*

10.8	Supplemental Retirement Plan for Diane K. Reimer*

10.9	Supplemental Retirement Plan for Thomas J. Grayuski*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-139157).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: February 12, 2008	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 12, 2008	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer