Form 10-Q
period 2008-03-31
ESSA Bancorp, Inc.
filed 2008-05-13
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

As of May 12, 2008 there were 16,980,900 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2008	September 30, 2007
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,490	$10,604
Interest-bearing deposits with other institutions	8,307	6,175

Total cash and cash equivalents	18,797	16,779
Certificates of deposit	3,797	—
Investment securities available for sale	217,633	205,267
Investment securities held to maturity (fair value of $14,380 and $16,876)	14,270	17,130
Loans receivable (net of allowance for loan losses of $4,420 and $4,206)	660,911	619,845
Federal Home Loan Bank stock	18,301	16,453
Premises and equipment	11,040	11,277
Bank-owned life insurance	14,224	13,941
Other assets	8,837	9,723

TOTAL ASSETS	$967,810	$910,415

LIABILITIES
Deposits	$369,408	$384,716
Short-term borrowings	30,585	34,230
Other borrowings	348,947	279,697
Advances by borrowers for taxes and insurance	4,040	1,423
Other liabilities	5,443	5,657

TOTAL LIABILITIES	758,423	705,723

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value: 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value: 40,000,000 shares authorized, 16,980,900 shares issued and outstanding)	170	170
Additional paid in capital	166,819	166,782
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(13,019)	(13,283)
Retained earnings	56,751	53,400
Accumulated other comprehensive loss	(1,334)	(2,377)

TOTAL STOCKHOLDERS’ EQUITY	209,387	204,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$967,810	$910,415

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$9,884	$8,762	$19,667	$17,385
Investment securities:
Taxable	2,637	1,279	5,339	2,493
Exempt from federal income tax	83	74	166	147
Other investment income	287	601	608	785

Total interest income	12,891	10,716	25,780	20,810

INTEREST EXPENSE
Deposits	2,447	2,699	5,136	5,366
Short-term borrowings	325	627	763	839
Other borrowings	3,743	2,462	7,306	5,417

Total interest expense	6,515	5,788	13,205	11,622

NET INTEREST INCOME	6,376	4,928	12,575	9,188
Provision for loan losses	150	90	300	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,226	4,838	12,275	9,008

NONINTEREST INCOME
Service fees on deposit accounts	840	837	1,746	1,756
Services charges and fees on loans	146	122	298	256
Trust and investment fees	191	189	437	400
Gain on sale of loans, net	—	1	—	12
Earnings on Bank-owned life insurance	140	132	283	267
Other	8	16	24	34

Total noninterest income	1,325	1,297	2,788	2,725

NONINTEREST EXPENSE
Compensation and employee benefits	3,010	2,594	6,005	5,167
Occupancy and equipment	719	644	1,403	1,261
Professional fees	399	171	688	308
Data processing	478	456	957	883
Advertising	147	149	292	336
Other	440	290	880	780

Total noninterest expense	5,193	4,304	10,225	8,735

Income before income taxes	2,358	1,831	4,838	2,998
Income taxes	704	530	1,487	836

NET INCOME	$1,654	$1,301	$3,351	$2,162

Basic and diluted earnings per share*:	$0.11	$—	$0.21	$—

*	Due to the completion of the Company’s initial public offering on April 3, 2007, earnings per share for the three and six months ended March 31, 2007 are not considered meaningful.

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In Capital	Unallocated Common Stock Held by the ESOP		Accumulated
	Number of Shares	Amount			Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
		(dollars in thousands)
Balance, September 30, 2007	16,980,900	$170	$166,782	$(13,283)	$53,400	$(2,377)	$204,692
Net income					3,351	—	3,351	$3,351
Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $503						977	977	977
Change in unrecognized pension cost, net of income taxes of $34						66	66	66

Comprehensive income								$4,394

Allocation of ESOP stock			37	264			301

Balance, March 31, 2008	16,980,900	$170	$166,819	$(13,019)	$56,751	$(1,334)	$209,387

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2008	2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,351	$2,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	180
Provision for depreciation and amortization.	612	571
Accretion of discounts and premiums, net	(79)	(580)
Gain on sale of loans, net	—	(12)
Origination of loans sold	—	(899)
Proceeds from sale of loans	—	911
Compensation expense on ESOP	301	—
(Increase) decrease in accrued interest receivable	352	(773)
Increase (decrease) in accrued interest payable	(122)	455
Earnings on Bank-owned life insurance	(283)	(267)
Deferred federal income taxes	76	31
Other, net	(79)	533

Net cash provided by operating activities	4,429	2,312

INVESTING ACTIVITIES
Purchase of Certificates of Deposit	(3,768)	—
Investment securities available for sale:
Proceeds from principal repayments and maturities	74,754	21,644
Purchases	(85,590)	(75,304)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,860	1,372
Increase in loans receivable, net	(41,226)	(22,568)
Redemption of FHLB stock	2,104	1,622
Purchase of FHLB stock	(3,952)	(1,918)
Purchase of premises, equipment, and software	(507)	(511)

Net cash used for investing activities	(55,325)	(75,663)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(15,308)	16,662
Net decrease in short-term borrowings	(3,645)	(15,299)
Proceeds from other borrowings	92,750	21,000
Repayment of other borrowings	(23,500)	(12,000)
Proceeds from stock offering subscription rights	—	188,108
Increase in advances by borrowers for taxes and insurance	2,617	1,612

Net cash provided by financing activities	52,914	200,083

Increase in cash and cash equivalents	2,018	126,732
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,779	12,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,797	$139,462

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$13,327	$11,167
Income taxes	1,364	480

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income of $1,654,000 for the three months ended March 31, 2008 and net income of $3,351,000 for the six months ended March 31, 2008 will be used as the numerators.

The following table sets forth for the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three months ended March 31, 2008	Six months ended March 31, 2008
Weighted-average common shares outstanding	16,980,900	16,980,900
Average unallocated common shares held by the ESOP	(1,305,769)	(1,312,113)

Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	15,675,131	15,668,787

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

The components of comprehensive income consist of unrealized gains and losses on available for sale securities and the change in minimum pension liability. For the six months ended March 31, 2008, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended March 31, 2008, comprehensive income totaled $2,193,000. For the three and six months ended March 31, 2007 compreshensive income totaled $1,521,000 and $2,396,000, respectively.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this EITF is not expected to have a material effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

7.	Investment Securities

The amortized cost and estimated fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$46,028	$416	$(46)	$46,398
Freddie Mac	81,395	650	(61)	81,984
Governmental National Mortgage Association securities	14,002	132	(5)	14,129

Total mortgage-backed securities	141,425	1,198	(112)	142,511
Obligations of states and political subdivisions	7,172	214	(29)	7,357
U.S. government agency securities	66,598	542	(20)	67,120

Total debt securities	215,195	1,954	(161)	216,988
Equity securities	882	18	(255)	645

Total	$216,077	$1,972	$(416)	$217,633

Held to Maturity
Fannie Mae	$7,040	$35	$(35)	$7,040
Freddie Mac	4,231	53	(2)	4,282

Total mortgage-backed securities	11,271	88	(37)	11,322
U.S. government agency securities	2,999	59	—	3,058

Total	$14,270	$147	$(37)	$14,380

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$24,850	$98	$(63)	$24,885
Freddie Mac	74,484	147	(467)	74,164
Governmental National Mortgage Association securities	15,506	133	(75)	15,564

Total mortgage-backed securities	114,840	378	(605)	114,613
Obligations of states and political subdivisions	7,172	166	(6)	7,332
U.S. government agency securities	82,297	122	(27)	82,392

Total debt securities	204,309	666	(638)	204,337
Equity securities	882	85	(37)	930

Total	$205,191	$751	$(675)	$205,267

Held to Maturity
Fannie Mae	$7,777	$4	$(181)	$7,600
Freddie Mac	4,622	—	(80)	4,542

Total mortgage-backed securities	12,399	4	(261)	12,142
U.S. government agency securities	4,731	8	(5)	4,734

Total	$17,130	$12	$(266)	$16,876

The amortized cost and estimated fair value of debt securities at March 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$42,455	$42,767	$1,000	$1,001
Due after one year through five years	32,334	32,597	7,478	7,593
Due after five years through ten years	2,000	2,012	2,434	2,427
Due after ten years	139,288	140,257	3,358	3,359

Total	$216,077	$217,633	$14,270	$14,380

The Bank had no sale of investment securities for the six months ended March 31, 2008 or 2007.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2008	September 30, 2007
Real Estate Loans:
Residential	$528,505	$500,104
Construction	10,516	7,800
Commercial	65,141	58,447
Commercial	12,012	7,699
Home equity loans and lines of credit	46,592	47,544
Other	3,593	3,875

	666,359	625,469
Less deferred loan fees	1,028	1,418

	665,331	624,051
Less allowance for loan losses	4,420	4,206

Net loans	$660,911	$619,845

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Six Months Ended March 31,
	2008	2007
Balance, beginning of period	$4,206	$3,855
Add:
Provision charged to operations	300	180
Loan recoveries	1	1

	4,507	4,036
Less loans charged off	(87)	(8)

Balance, end of period	$4,420	$4,028

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2008	September 30, 2007
Non-interest bearing demand accounts	$25,404	$25,925
NOW accounts	55,465	57,586
Money market accounts	60,823	39,780
Savings and club accounts	65,521	65,989
Certificates of deposit	162,195	195,436

Total	$369,408	$384,716

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 15 of the Company’s Consolidated Financial Statements for the year ended September 30, 2007 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service Cost	$129	$154	$258	$307
Interest Cost	143	120	286	239
Expected return on plan assets	(164)	(111)	(328)	(222)
Amortization of prior service cost	2	2	4	5
Amortization of unrecognized loss	52	46	104	93
Amortization of transition obligation	—	—	—	—

Net periodic benefit cost	$162	$211	$324	$422

The Bank expects to contribute $583,000 to its pension plan in 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company consummated its initial stock offering on April 3, 2007 with the sale of 15,870,000 shares of common stock. The Company also contributed 1,110,900 shares of the Company’s outstanding common stock, and contributed $1.6 million in cash, to a charitable foundation, ESSA Bank & Trust Foundation, established by the Bank. Net proceeds of the offering were approximately $155.8 million prior to the contribution to the Foundation.

Comparison of Financial Condition at March 31, 2008 and September 30, 2007

Total Assets. Total assets increased by $57.4 million, or 6.3%, to $967.8 million at March 31, 2008 from $910.4 million at September 30, 2007. This increase was primarily due to increases in interest-bearing deposits with other institutions, certificates of deposit, investment securities and net loans receivable.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $2.1 million, or 33.9%, to $8.3 million at March 31, 2008 from $6.2 million at September 30, 2007. The primary reason for the increase was an increase in the Company’s interest-bearing demand deposit account at FHLBank Pittsburgh of $2.0 million. The demand deposit account increased as a result of the Company’s receipt in December, 2007 of the first loan payment of $1.2 million from the Bank’s ESOP along with the accumulated interest income received from the Company’s investment portfolio.

Certificates of Deposit. The Company invested approximately $3.8 million in certificates of deposit at other FDIC-insured financial institutions in January 2008, as part of a leverage strategy to take advantage of the steepening yield curve.

Investment Securities Available for Sale. Investment securities available for sale increase $12.4 million, or 6.0%, to $217.6 million at March 31, 2008 from $205.3 million at September 30, 2007. The increase was due primarily to an increase of $27.9 million in the Company’s portfolio of mortgage-backed securities issued by United States government sponsored agencies or entities and was offset in part by a $15.3 million decrease in the Company’s portfolio of United States government agency securities. The growth in the mortgage-backed securities portfolio was due to the reinvestment of the proceeds from United States government agency security maturities in addition to the investment of approximately $10.5 million in mortgage-backed securities issued by United States government sponsored agencies or entities as part of a leverage strategy to take advantage of the steepening yield curve.

Net Loans. Net loans increased $41.1 million, or 6.6%, to $660.9 million at March 31, 2008 from $619.8 million at September 30, 2007. Loan growth was primarily attributed to growth in several product categories as a result of continued strong demand in our market area. During this period, residential, construction and commercial real estate loans outstanding increased by $28.4 million to $528.5 million, $2.7 million to $10.5 million and $6.7 million to $65.1 million, respectively. Commercial loans outstanding increased by $4.3 million to $12.0 million. Home equity loans and lines of credit outstanding decreased by $1.0 million to $46.6 million and other loans outstanding decreased by $281,000 to $3.6 million.

Deposits. Deposits decreased $15.3 million, or 4.0%, to $369.4 million at March 31, 2008 from $384.7 million at September 30, 2007. At March 31, 2008 compared to September 30, 2007 money market accounts increased $21.0 million to $60.8 million. This increase was offset during the same period by decreases in non-interest bearing demand accounts of $521,000 to $25.4 million, NOW accounts of $2.1 million to $55.5 million, savings and club accounts of $468,000 to $65.5 million and certificates of deposit of $33.2 million to $162.2 million. Included in the certificates of deposit at March 31, 2008 was a decrease of $7.8 million in brokered certificates of deposit to $12.2 million. The decline in brokered certificates was the result of the Company’s decision not to renew maturing certificates based on the cost of renewing those certificates compared to other available funding sources. The decline in retail deposits was primarily attributable to the increasingly competitive environment within the Company’s market area.

Borrowed Funds. Borrowed funds increased by $65.6 million, or 20.9%, to $379.5 million at March 31, 2008, from $313.9 million at September 30, 2007. The increase in borrowed funds was used primarily to offset the decline in deposits and to fund additional loan growth and to purchase investment securities and certificates of deposit.

Stockholders’ Equity. Stockholders’ equity increased by $4.7 million, or 2.3%, to $209.4 million at March 31, 2008 from $204.7 million at September 30, 2007. This increase was primarily the result of the addition of net income for the six months ended March 31, 2008 of $3.4 million together with an increase in the unrealized gain on investment securities available for sale, net of taxes, of $977,000 at March 31, 2008 compared to September 30, 2007 and the allocation of shares held by the Bank’s ESOP of $301,000 for the same period.

Average Balance Sheets for the Three and Six Months Ended March 31, 2008 and 2007

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$652,556	$9,884	6.08%	$578,236	$8,762	6.15%
Investment securities
Taxable (2)	80,979	937	4.64%	36,121	405	4.55%
Exempt from federal income tax(2) (3)	7,408	83	6.81%	6,419	73	6.99%

Total investment securities	88,387	1,020	4.82. %	42,540	478	4.92%
Mortgage-backed securities	135,600	1,700	5.03%	74,582	875	4.75%
Federal Home Loan Bank stock	16,954	212	4.99%	14,057	205	5.94%
Other	9,644	75	3.12%	29,537	396	5.44%

Total interest-earning assets	903,141	12,891	5.74%	738,952	10,716	5.90%
Allowance for loan losses	(4,407)			(3,975)
Noninterest-earning assets	42,736			49,243

Total assets	$941,470			$784,220

Interest-bearing liabilities:
NOW accounts	$53,167	16	0.12%	$65,724	10	0.06%
Money market accounts	49,115	379	3.10%	36,121	263	2.95%
Savings and club accounts	62,123	65	0.42%	84,031	89	0.43%
Certificates of deposit	179,591	1,987	4.44%	211,035	2,337	4.49%
Borrowed funds	354,823	4,068	4.60%	262,168	3,089	4.78%

Total interest-bearing liabilities	698,819	6,515	3.74%	659,079	5,788	3.56%
Non-interest bearing NOW accounts	23,487			56,887
Noninterest-bearing liabilities	9,532			7,672

Total liabilities	731,838			723,638
Equity	209,632			60,582

Total liabilities and equity	$941,470			$784,220

Net interest income		$6,376			$4,928

Interest rate spread			2.00%			2.34%
Net interest-earning assets	$204,322			$79,873

Net interest margin(4)			2.83%			2.70%
Average interest-earning assets to average interest-bearing liabilities		129.24%			112.12%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Six Months Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$643,559	$19,667	6.10%	$571,927	$17,385	6.10%
Investment securities
Taxable(2)	83,717	2,009	4.79%	39,209	897	4.59%
Exempt from federal income tax(2)(3)	7,378	165	6.76%	6,436	146	6.89%

Total investment securities	91,095	2,174	4.95%	45,645	1,043	4.91%
Mortgage-backed securities	132,514	3,331	5.02%	67,499	1,597	4.74%
Federal Home Loan Bank stock	16,911	447	5.27%	14,038	368	5.26%
Other	8,233	161	3.88%	15,739	417	5.31%

Total interest-earning assets	892,312	25,780	5.78%	714,848	20,810	5.86%
Allowance for loan losses	(4,333)			(3,930)
Noninterest-earning assets	42,803			45,797

Total assets	$930,782			$756,715

Interest-bearing liabilities:
NOW accounts	$53,761	27	0.10%	$60,426	20	0.07%
Money market accounts	46,545	783	3.36%	36,135	533	2.96%
Savings and club accounts	62,264	137	0.44%	79,841	171	0.43%
Certificates of deposit	185,443	4,189	4.51%	209,597	4,642	4.44%
Borrowed funds	342,411	8,069	4.70%	262,857	6,256	4.77%

Total interest-bearing liabilities	690,424	13,205	3.81%	648,856	11,622	3.59%
Non-interest bearing NOW accounts	23,552			40,746
Noninterest-bearing liabilities	8,616			7,005

Total liabilities	722,592			696,607
Equity	208,190			60,108
Total liabilities and equity	$930,782			$756,715

Net interest income		$12,575			$9,188

Interest rate spread			1.97%			2.27%
Net interest-earning assets	$201,888			$65,992

Net interest margin(4)			2.81%			2.58%
Average interest-earning assets to average interest-bearing liabilities		129.24%			110.17%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

Net Income. Net income increased $353,000, to $1.7 million for the three months ended March 31, 2008 compared to net income of $1.3 million for the comparable period in 2007. The primary reason for this increase was an increase in the Company’s net interest income of $1.5 million offset in part by an increase in non-interest expense of $889,000.

Net Interest Income. Net interest income increased $1.5 million, to $6.4 million for the three months ended March 31, 2008 from $4.9 million for the comparable period in 2007. The increase was primarily attributable to the increase in net average earning assets of $124.4 million for the three months ended March 31, 2008 as compared to net average interest-earning assets for the comparable period in 2007 and was offset in part, by a 34 basis point decrease in the Company’s interest rate spread to 2.00% for the three months ended March 31, 2008, from 2.34% for the comparable period in 2007.

Interest Income. Interest income increased $2.2 million, to $12.9 million for the three months ended March 31, 2008 from $10.7 million for the comparable 2007 period. The increase resulted primarily from a $164.2 million increase in average interest-earning assets. The overall yield on interest earning assets was 5.74% for the three months ended March 31, 2008, as compared to 5.90% for the comparable 2007 period. Loans increased on average $74.3 million between the two periods along with increases in the average balance of certificates of deposit and investment securities of $45.8 million and mortgage-backed securities of $61.1 million. In addition, average Federal Home Loan Bank stock increased $2.9 million. These increases were offset in part by a decrease in average other interest earning assets of $19.9 million. The primary reasons for the increase in certificates of deposit, investment securities and mortgage-backed securities was the partial reinvestment of borrowing proceeds into these assets along with the investment of the majority of the net proceeds from the stock offering into short-term, investment grade debt and mortgage-backed securities issued by United States government sponsored agencies or entities. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. The decrease in average other interest earning assets was the result of a decrease in the average balance of interest earning deposits held by the Company in its FHLBank Pittsburgh demand account. The Company’s initial stock offering commenced on February 22, 2007 and was consummated on April 3, 2007. Funds received from prospective subscribers during the offering contributed to an increase in the Bank’s FHLBank Pittsburgh average demand deposit account balance for the three months ended March 31, 2007.

Interest Expense. Interest expense increased $727,000, to $6.5 million for the three months ended March 31, 2008 from $5.8 million for the comparable 2007 period. The increase resulted from a $39.7 million increase in average interest-bearing liabilities, combined with an 18 basis point increase in the overall cost of interest bearing liabilities to 3.74% for the three months ended March 31, 2008 from 3.56% for the comparable 2007 period. Average interest bearing deposits decreased $52.9 million which was offset by an increase in average borrowed funds of $92.6 million.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $150,000 for the three months ended March 31, 2008 as compared to $90,000 for the three months ended March 31, 2007. The allowance for loan losses was $4.4 million or 0.66% of loans outstanding at March 31, 2008, compared to $4.0 million, or 0.69% of loans outstanding at March 31, 2007.

Non-interest Income. Non-interest income increased $28,000, to remain at $1.3 million for the three months ended March 31, 2008, and 2007. The increase was primarily due to increases in service charges and fees on loans of $24,000 and earnings on Bank-owned life insurance of $8,000.

Non-interest Expense. Non-interest expense increased $889,000, to $5.2 million for the three months ended March 31, 2008 from $4.3 million for the comparable period in 2007. The primary reasons for the increase were increases in compensation and employee benefits of $416,000, occupancy and equipment of $75,000, professional fees of $228,000 and other expenses of $150,000. Compensation and employee benefits increased primarily as a result of normal compensation increases of $222,000 in addition to an expense of $129,000 related to the Employee Stock Ownership Plan which was implemented in April 2007. Occupancy and equipment costs increased primarily as a result of increases in rental costs of $30,000 along with increases in depreciation expense of $17,000. Professional fees increased primarily as a result of increased legal, accounting and regulatory fees associated with being a public reporting company, and included approximately $72,000 related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act. Other expenses increased primarily due to the reversal, in March 2007, of a $101,000 accrued expense for contributions to the Bank’s former charitable foundation. Prior to the Bank’s mutual-to-stock conversion, the Bank had been setting aside approximately 10% of its net income as a contribution to its charitable foundation. This practice was discontinued in March 2007, in contemplation of the Bank’s impending conversion, the Company’s stock offering and the establishment of a new charitable foundation, ESSA Bank & Trust Foundation. As described earlier, the Company made a $12.6 million contribution to a new charitable foundation in April 2007 concurrent with the Company’s stock offering.

Income Taxes. Income tax expense increased $174,000 to $704,000 for the three months ended March 31, 2008 from $530,000 for the comparable 2007 period. The effective tax rate was 29.9% for the three months ended March 31, 2008 compared to 28.9% for the comparable 2007 period.

Comparison of Operating Results for the Six Months Ended March 31, 2008 and March 31, 2007

Net Income. Net income increased $1.2 million, to $3.4 million for the six months ended March 31, 2008 compared to net income of $2.2 million for the comparable period in 2007. The primary reason for this increase was an increase in the Company’s net interest income of $3.4 million offset in part by an increase in non-interest expense of $1.5 million.

Net Interest Income. Net interest income increased $3.4 million, to $12.6 million for the six months ended March 31, 2008 from $9.2 million for the comparable period in 2007. The increase was primarily attributable to the increase in net average earning assets of $135.9 million for the six months ended March 31, 2008 as compared to net average interest-earning assets for the comparable period in 2007 and was offset in part by a 30 basis point decrease in the Company’s interest rate spread to 1.97% for the six months ended March 31, 2008, from 2.27% for the comparable period in 2007.

Interest Income. Interest income increased $5.0 million, to $25.8 million for the six months ended March 31, 2008 from $20.8 million for the comparable 2007 period. The increase resulted from a $177.5 million increase in average interest-earning assets. The overall yield on interest earning assets was 5.78% for the six months ended March 31, 2008, as compared to 5.86% for the comparable 2007 period. Loans increased on average $71.6 million between the two periods along with increases in the average balance of certificates of deposit and investment securities of $45.5 million and mortgage-backed securities of $65.0 million. In addition, average Federal Home Loan Bank stock increased $2.9 million. These increases were offset in part, by a decrease in average other interest earning assets of $7.5 million. The primary reasons for the increase in certificates of deposit, investment securities and mortgage-backed securities was the partial reinvestment of borrowing proceeds into these assets along with the investment of the majority of the net proceeds from the stock offering into short-term, investment grade debt and mortgage-backed securities issued by United States government sponsored agencies or entities. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. The decrease in average other interest earning assets was the result of a decrease in the average balance of interest earning deposits held by the

Company in its FHLBank Pittsburgh demand account of $7.5 million. Funds received during the Company’s stock offering contributed to an increase in the Bank’s FHLBank Pittsburgh average demand deposit account balance for the six months ended March 31, 2007.

Interest Expense. Interest expense increased $1.6 million, to $13.2 million for the six months ended March 31, 2008 from $11.6 million for the comparable 2007 period. The increase resulted from a $41.6 million increase in average interest-bearing liabilities, combined with a 22 basis point increase in the overall cost of interest bearing liabilities to 3.81% for the six months ended March 31, 2008 from 3.59% for the comparable 2007 period. Average interest bearing deposits decreased $38.0 million which was offset by an increase in average borrowed funds of $79.6 million.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $300,000 for the six months ended March 31, 2008 as compared to $180,000 for the six months ended March 31, 2007. The allowance for loan losses was $4.4 million, or 0.66% of loans outstanding at March 31, 2008, compared to $4.0 million, or 0.69% of loans outstanding at March 31, 2007.

Non-interest Income. Non-interest income increased $63,000, to $2.8 million for the six months ended March 31, 2008, from $2.7 million for the comparable 2007 period. The increase was primarily due to increases in trust and investment fees of $37,000, service charges and fees on loans of $42,000 and earnings on Bank-owned life insurance of $16,000. These increases were offset in part, by decreases in service fees on deposit accounts of $10,000 and other non-interest income of $10,000.

Non-interest Expense. Non-interest expense increased $1.5 million, to $10.2 million for the six months ended March 31, 2008 from $8.7 million for the comparable period in 2007. The primary reasons for the increase were increases in compensation and employee benefits of $838,000, occupancy and equipment of $142,000, professional fees of $380,000 data processing fees of $72,000 and other expenses of $100,000. Compensation and employee benefits increased primarily as a result of normal compensation increases of $407,000 along with an expense of $300,000 related to the Employee Stock Ownership Plan which was implemented in April 2007. Occupancy and equipment costs increased primarily as a result of increases in rental costs of $51,000 along with increases in depreciation expense of $40,000. Professional fees increased primarily as a result of increased legal, accounting and regulatory fees associated with being a public reporting company, including approximately $144,000 related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act. Data processing fees increased due to increased volume and ongoing technology upgrades. Other expense increased primarily due to increased loan processing costs related to increased volume.

Income Taxes. Income tax expense increased $651,000 to $1.5 million for the six months ended March 31, 2008 from $836,000 for the comparable 2007 period. The effective tax rate was 30.7% for the six months ended March 31, 2008 compared to 27.9% for the comparable 2007 period.

NON-PERFORMING ASSETS

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	March 31, 2008	September 30, 2007
Non-performing assets:
Non-accruing loans	$891	$555
Accruing loans past due 90 days or more	—	—

Total non-performing loans	891	555
Real estate owned	—	—

Total non-performing assets	$891	$555

Ratio of non-performing loans to total loans	0.13%	0.09%

Ratio of non-performing loans to total assets	0.09%	0.06%

Ratio of non-performing assets to total assets	0.09%	0.06%

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

Our primary sources of liquidity are deposits, prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLBank advances and other borrowing sources. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2008, $18.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $43.8 million at March 31, 2008. As of March 31, 2008, we had $344.5 million in borrowings outstanding from FHLBank Pittsburgh and $35.0 million in borrowings through repurchase agreements with another financial institution. We have access to additional FHLBank advances of up to approximately $191.7 million.

At March 31, 2008, we had $68.3 million in loan commitments outstanding, which included, in part, $21.3 million in undisbursed construction loans, $21.9 million in unused home equity lines of credit, $5.2 million in commercial lines of credit and $11.3 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of March 31, 2008 totaled $114.6 million, or 70.7 % of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $4.4 million and $2.3 million for the six months ended March 31, 2008 and 2007, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $55.3 million and $75.7 million for the six months ended March 31, 2008 and 2007, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $85.6 million and $75.3 million for the six months ended March 31, 2008 and 2007, respectively. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $52.9 million for the six months ended March 31, 2008. For the six months ended March 31, 2007, deposit and borrowing cash flows in addition to approximately $188.1 million in proceeds from stock offering subscription rights resulted in net cash provided of $200.1 million.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At March 31, 2008 the Company had a $2.6 million reserve established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

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

Item 4T.	Controls and Procedures

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

There have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report for the fiscal year ended September 30, 2007 on Form 10-K filed on December 20, 2007 and as amended on January 28, 2008.

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

ESSA BANCORP, INC.

Date: May 13, 2008	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 13, 2008	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer