Form 10-Q
period 2008-06-30
ESSA Bancorp, Inc.
filed 2008-08-12
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008 there were 16,477,200 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2008	September 30, 2007
	(dollars in thousands)
ASSETS
Cash and due from banks	$9,126	$10,604
Interest-bearing deposits with other institutions	10,782	6,175

Total cash and cash equivalents	19,908	16,779
Certificates of deposit	3,836	—
Investment securities available for sale	209,345	205,267
Investment securities held to maturity (fair value of $12,358 and $16,876)	12,358	17,130
Loans receivable (net of allowance for loan losses of $4,464 and $4,206)	686,609	619,845
Federal Home Loan Bank stock	18,430	16,453
Premises and equipment	10,885	11,277
Bank-owned life insurance	14,370	13,941
Other assets	9,116	9,723

TOTAL ASSETS	$984,857	$910,415

LIABILITIES
Deposits	$370,677	$384,716
Short-term borrowings	44,526	34,230
Other borrowings	348,847	279,697
Advances by borrowers for taxes and insurance	6,278	1,423
Other liabilities	6,626	5,657

TOTAL LIABILITIES	776,954	705,723

Commitment and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value: 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value: 40,000,000 shares authorized, 16,980,900 shares issued; 16,788,400 and 16,980,900 shares outstanding at June 30, 2008 and September 30, 2007, respectively)	170	170
Additional paid in capital	164,577	166,782
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(12,906)	(13,283)
Retained earnings	58,092	53,400
Accumulated other comprehensive loss	(2,030)	(2,377)

TOTAL STOCKHOLDERS’ EQUITY	207,903	204,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$984,857	$910,415

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$10,130	$9,041	$29,797	$26,426
Investment securities:
Taxable	2,674	2,634	8,013	5,127
Exempt from federal income tax	83	74	249	221
Other investment income	217	424	825	1,209

Total interest income	13,104	12,173	38,884	32,983

INTEREST EXPENSE
Deposits	2,018	2,550	7,154	7,916
Short-term borrowings	1,052	480	1,815	1,319
Other borrowings	3,164	2,821	10,470	8,238

Total interest expense	6,234	5,851	19,439	17,473

NET INTEREST INCOME	6,870	6,322	19,445	15,510
Provision for loan losses	150	90	450	270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,720	6,232	18,995	15,240

NONINTEREST INCOME
Service fees on deposit accounts	873	873	2,619	2,629
Services charges and fees on loans	174	178	472	434
Trust and investment fees	208	195	645	595
Gain on sale of loans, net	—	—	—	12
Earnings on Bank-owned life insurance	146	143	429	410
Other	9	22	33	56

Total noninterest income	1,410	1,411	4,198	4,136

NONINTEREST EXPENSE
Compensation and employee benefits	3,169	2,828	9,174	7,995
Occupancy and equipment	705	690	2,108	1,951
Professional fees	379	278	1,067	586
Data processing	443	475	1,400	1,358
Advertising	155	178	447	514
Contribution to charitable foundation	—	12,693	—	12,693
Other	464	422	1,344	1,202

Total noninterest expense	5,315	17,564	15,540	26,299

Income (loss) before income taxes (benefit)	2,815	(9,921)	7,653	(6,923)
Income taxes (benefit)	849	(915)	2,336	(79)

NET INCOME (LOSS)	$1,966	$(9,006)	$5,317	$(6,844)

Earnings (loss) per share*
Basic	$0.13	$(0.58)	$0.34	$(0.58)
Diluted	$0.12	$(0.58)	$0.33	$(0.58)

*	Prior period earnings per share are calculated for the period beginning with the date of the Company’s conversion or April 3, 2007.

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in thousands)
Balance, September 30, 2007	16,980,900	$170	$166,782	$(13,283)	$53,400	$—	$(2,377)	$204,692

Net income					5,317		—	5,317	$5,317

Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $128							248	248	248
Change in unrecognized pension cost, net of income taxes of $51							99	99	99

Comprehensive income									$5,664

Cash dividends declared ($.04 per share)					(625)			(625)
Stock based compensation			191					191
Allocation of ESOP stock			62	377				439
Treasury shares purchased	(192,500)					(2,458)		(2,458)
Allocation of treasury shares to Incentive Plan			(2,458)			2,458

Balance, June 30, 2008	16,788,400	$170	$164,577	$(12,906)	$58,092	$—	$(2,030)	$207,903

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2008	2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$5,317	$(6,844)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	270
Provision for depreciation and amortization.	932	873
Accretion of discounts and premiums, net	(309)	(217)
Gain on sale of loans, net	—	(12)
Origination of loans sold	—	(899)
Proceeds from sale of loans	—	911
Compensation expense on ESOP	439	—
Stock based compensation	191	—
(Increase) decrease in accrued interest receivable	463	(1,528)
Decrease in accrued interest payable	(177)	(38)
Earnings on Bank-owned life insurance	(429)	(410)
Deferred federal income taxes (benefit)	10	(2,276)
Other, net	1,386	3,418

Net cash provided by (used in) operating activities	8,273	(6,752)

INVESTING ACTIVITIES
Purchase of certificates of deposit	(3,768)	—
Investment securities available for sale:
Proceeds from principal repayments and maturities	109,648	36,771
Purchases	(113,337)	(151,656)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	4,776	2,046
Increase in loans receivable, net	(67,025)	(43,146)
Redemption of FHLB stock	3,922	1,622
Purchase of FHLB stock	(5,899)	(3,178)
Purchase of premises, equipment, and software	(640)	(852)

Net cash used for investing activities	(72,323)	(158,393)

FINANCING ACTIVITIES
Decrease in deposits, net	(14,039)	(4,673)
Net decrease in short-term borrowings	10,296	(2,268)
Proceeds from other borrowings	106,650	36,000
Repayment of other borrowings	(37,500)	(12,000)
Increase in advances by borrowers for taxes and insurance	4,855	2,958
Purchase of treasury shares.	(2,458)	—
Dividends on common stock	(625)	—
Proceeds from the issuance of common stock	—	153,330

Net cash provided by financing activities	67,179	173,347

Increase in cash and cash equivalents	3,129	8,202
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,779	12,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,908	$20,932

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$19,616	$17,511
Income taxes	2,049	1,140

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three months ended		Nine months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900	16,980,900
Weighted average unallocated common shares held by ESOP	(1,294,447)	(1,353,098)	(1,306,246)	(1,353,098)
Weighted-average number of non-vested restricted stock awards	(27,007)	—	(8,969)	—

Weighted-average shares outstanding basic	15,659,446	15,627,802	15,665,685	15,627,802
Weighted-average effect of dilutive securities	387,190	—	572,876	—

Weighted-average shares outstanding diluted	16,046,636	15,627,802	16,238,561	15,627,802

Options to purchase 317,910 shares of ESSA Bancorp, Inc. common stock at an exercise price of $12.35 were not used in the earnings per share calculation because to do so would be anti-dilutive.

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

The components of comprehensive income consist of unrealized gains and losses on available for sale securities and the change in minimum pension liability. For the nine months ended June 30, 2008, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended June 30, 2008, comprehensive income totaled $1.2 million. For the three and nine months ended June 30, 2007 comprehensive loss totaled $9.9 million and $7.4 million, respectively.

6.	Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations.

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

7.	Investment Securities

The amortized cost and estimated fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$58,033	$314	$(328)	$58,019
Freddie Mac	78,623	513	(111)	79,025
Governmental National Mortgage Association securities	12,954	174	(41)	13,087

Total mortgage-backed securities	149,610	1,001	(480)	150,131
Obligations of states and political subdivisions	7,171	146	(54)	7,263
U.S. government agency securities	51,233	219	(115)	51,337

Total debt securities	208,014	1,366	(649)	208,731
Equity securities	881	12	(279)	614

Total	$208,895	$1,378	$(928)	$209,345

Held to Maturity
Fannie Mae	$6,478	$18	$(60)	$6,436
Freddie Mac	3,880	19	(10)	3,889

Total mortgage-backed securities	10,358	37	(70)	10,325
U.S. government agency securities	2,000	33	—	2,033

Total	$12,358	$70	$(70)	$12,358

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$24,850	$98	$(63)	$24,885
Freddie Mac	74,484	147	(467)	74,164
Governmental National Mortgage Association securities	15,506	133	(75)	15,564

Total mortgage-backed securities	114,840	378	(605)	114,613
Obligations of states and political subdivisions	7,172	166	(6)	7,332
U.S. government agency securities	82,297	122	(27)	82,392

Total debt securities	204,309	666	(638)	204,337
Equity securities	882	85	(37)	930

Total	$205,191	$751	$(675)	$205,267

Held to Maturity
Fannie Mae	$7,777	$4	$(181)	$7,600
Freddie Mac	4,622	—	(80)	4,542

Total mortgage-backed securities	12,399	4	(261)	12,142
U.S. government agency securities	4,731	8	(5)	4,734

Total	$17,130	$12	$(266)	$16,876

The amortized cost and estimated fair value of debt securities at June 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$26,976	$27,101	$—	$—
Due after one year through five years	33,145	33,144	7,040	7,106
Due after five years through ten years	29	29	3,243	3,203
Due after ten years	148,745	149,071	2,075	2,049

Total	$208,895	$209,345	$12,358	$12,358

The Bank had no sale of investment securities for the nine months ended June 30, 2008 or 2007.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2008	September 30, 2007
Real Estate Loans:
Residential	$553,433	$500,104
Construction	8,323	7,800
Commercial	68,210	58,447
Commercial	11,921	7,699
Home equity loans and lines of credit	46,727	47,544
Other	3,266	3,875

	691,880	625,469
Less deferred loan fees	807	1,418

	691,073	624,051
Less allowance for loan losses	4,464	4,206

Net loans	$686,609	$619,845

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Nine Months Ended June 30,
	2008	2007
Balance, beginning of period	$4,206	$3,855
Add
Provision charged to operations	450	270
Loan recoveries	1	1

	4,657	4,126
Less loans charged off	(193)	(10)

Balance, end of period	$4,464	$4,116

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2008	September 30, 2007
Non-interest bearing demand accounts	$27,151	$25,925
NOW accounts	57,467	57,586
Money market accounts	69,997	39,780
Savings and club accounts	65,428	65,989
Certificates of deposit	150,634	195,436

Total	$370,677	$384,716

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 15 of the Company’s Consolidated Financial Statements for the year ended September 30, 2007 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service Cost	$129	$154	$387	$462
Interest Cost	143	120	429	360
Expected return on plan assets	(164)	(111)	(492)	(333)
Amortization of prior service cost	2	2	6	6
Amortization of unrecognized loss	52	46	156	138
Amortization of transition obligation	—	—	—	—

Net periodic benefit cost	$162	$211	$486	$633

The Bank expects to contribute $583,000 to its pension plan in 2008.

11.	Stock Repurchase Plan

The following table presents information with respect to purchases made on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended June 30, 2008:

On May 27, 2008, the Board ratified the purchase of up to 15.0% or 2,547,135 shares of the then outstanding common stock. As of June 30, 2008, there were 2,354,635 shares available for repurchase under this Program. The 2008 Stock Repurchase Program has no expiration date.

Month Ending	Total Number of Shares Purchased	Total Paid for Shares	Average Price Paid per Share	Total Number Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program	Total Paid Plus Commission	Average Price Paid per Share Plus Commission
June 30, 2008	192,500	$2,450,447.25	$12.730	192,500	2,354,635	$2,458,147.25	12.7696

12.	Equity Incentive Plan

At the Company’s annual meeting of stockholders held on May 8, 2008, stockholders approved the ESSA Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provides for a total of 2,377,326 shares of common stock for issuance upon the grant or exercise of awards. Of the share available under the Plan, 1,698,090 may be issued in connection with the exercise of stock options and 679,236 may be issued as restricted stock. The Plan allows for the granting of non-qualified stock options (“NSO’s”), incentive stock options (ISO’s) and restricted stock. Options are granted at no less than the fair value of the Company’s common stock on the date of the grant.

On May 23, 2008, certain officers, employees and outside directors were granted in aggregate 1,140,469 NSO’s, 317,910 ISO’s, and 590,320 shares of restricted stock. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” the Company began to expense the fair value of all share-based compensation grants over the requisite service periods.

In accordance with Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, the Company classifies share-based compensation for employees and outside directors within “Compensation and employee benefits” in the consolidated statements of income to correspond with the same line item as compensation paid. Additionally, SFAS No.123R requires the Company to report (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.

Stock options vest over a five-year service period and expire ten years after grant date. Management recognizes compensation expense for the fair values of these awards, which vest on a straight-line basis over the requisite service period of the awards.

Restricted shares vest over a five-year service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

During the three and nine months ended June 20, 2008, the Company recorded $191,000 of share-based compensation expense, comprised of stock option expense of $70,000 and restricted stock expense of $121,000. Expected future expense relating to the 1,458,379 non-vested options outstanding as of June 30, 2008 is $3.4 million over the remaining vesting period. Expected future compensation expense relating to the 589,414 restricted shares at June 30, 2008 is $7.2 million over the remaining vesting period. The tax benefits recognized related to such stock-based compensation was $65,000 for the three and nine-month periods ended June 30, 2008.

The following is a summary of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2008.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at September 30, 2007	—	$—
Granted	1,458,379	12.35	9.9 years
Exercised	—	—	—
Forfeited		—	—

Outstanding at June 30, 2008	1,458,379	12.35	9.9 years

Exercisable at June 30, 2008	—	—	N/A

Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of comparable issuers over a period equal to the expected life of the options in determining the expected volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The risk-free rate was determined utilizing the Treasury yield for the expected life of the option contract.

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2008
Expected dividend yield	0.7%
Expected volatility	8.5%
Risk-free interest rate	3.85%
Expected option life in years	6.50%

The following is a summary of the Company’s unvested options as of June 30, 2008 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value
Unvested at September 30, 2007	—	$—
Granted	1,458,379	2.38
Exercised	—	—
Forfeited	—	—

Unvested at June 30, 2008	1,458,379	$2.38

The following is a summary of the status of the Company’s restricted stock as of June 30, 2008 and changes therein during the nine months then ended:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at September 30, 2007	—	$—
Granted	590,320	12.35
Vested	—	—
Forfeited	906	12.35

Unvested at June 30, 2008	589,414	$12.35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company consummated its initial stock offering on April 3, 2007 with the sale of 15,870,000 shares of common stock. The Company also contributed 1,110,900 shares of the Company’s outstanding common stock, and contributed $1.6 million in cash, to the Foundation. Net proceeds of the offering were approximately $155.8 million prior to the contribution to the Foundation.

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

Total Assets. Total assets increased by $74.4 million, or 8.2%, to $984.9 million at June 30, 2008 from $910.4 million at September 30, 2007. This increase was primarily due to increases in interest-bearing deposits with other institutions, certificates of deposit and net loans receivable.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $4.6 million, or 74.6%, to $10.8 million at June 30, 2008 from $6.2 million at September 30, 2007. The primary reason for the increase was an increase in the Company’s interest-bearing demand deposit account at FHLBank Pittsburgh of $4.6 million. This increase was primarily the result of the Company’s receipt in December, 2007 of the first loan payment of $1.2 million from the Bank’s ESOP along with the accumulated interest income received from the Company’s investment portfolio.

Certificates of Deposit. The Company invested approximately $3.8 million in certificates of deposit at other FDIC-insured financial institutions in January 2008, as part of a leverage strategy to take advantage of the steepening yield curve.

Investment Securities Available for Sale. Investment securities available for sale increased $4.1 million, or 2.0%, to $209.4 million at June 30, 2008 from $205.3 million at September 30, 2007. The increase was due primarily to an increase of $34.5 million in the Company’s portfolio of mortgage-backed securities issued by United States government sponsored agencies or entities and was offset in part by a $31.0 million decrease in the Company’s portfolio of United States government agency securities. The growth in the mortgage-backed securities portfolio was due to the reinvestment of the proceeds from United States government agency security maturities in addition to the investment of approximately $10.5 million in mortgage-backed securities issued by United States government sponsored agencies or entities as part of a leverage strategy to take advantage of the steepening yield curve.

Net Loans. Net loans increased $66.8 million, or 10.8%, to $686.6 million at June 30, 2008 from $619.8 million at September 30, 2007. Loan growth was primarily attributed to growth in several product categories as a result of continued strong demand in our market area. During this period, residential loans outstanding increased by $53.3 million to $553.4 million, construction loans outstanding increased by $523,000 to $8.3 million, commercial real estate loans outstanding increased by $9.8 million to $68.2 million and commercial loans outstanding increased by $4.2 million to $11.9 million. These increases were partially offset by decreases in home equity loans and lines of credit outstanding of $817,000 to $46.7 million and other loans outstanding of $609,000 to $3.3 million.

Deposits. Deposits decreased $14.0 million, or 3.6%, to $370.7 million at June 30, 2008 from $384.7 million at September 30, 2007. At June 30, 2008 compared to September 30, 2007 money market accounts increased $30.2 million to $70.0 million and non-interest bearing demand accounts increased $1.2 million to $27.1 million. This increase was more than offset during the same period by decreases in NOW accounts of $119,000 to $57.5 million, savings and club accounts of $561,000 to $65.4 million and certificates of deposit of $44.8 million to $150.6 million. Included in the certificates of deposit at June 30, 2008 was a decrease of $9.1 million in brokered certificates of deposit to $10.9 million. The decline in brokered certificates was the result of the Company’s decision not to renew maturing certificates based on the cost of renewing those certificates compared to other available funding sources. The decline in retail deposits was primarily attributable to the increasingly competitive environment within the Company’s market area.

Borrowed Funds. Borrowed funds increased by $79.4 million, or 25.3%, to $393.4 million at June 30, 2008, from $313.9 million at September 30, 2007. The increase in borrowed funds was primarily due to the need to offset the decline in deposits, to fund additional loan growth and to purchase investment securities and certificates of deposit.

Stockholders’ Equity. Stockholders’ equity increased by $3.2 million, or 1.6%, to $207.9 million at June 30, 2008 from $204.7 million at September 30, 2007. This increase was primarily the result of the addition of net income for the nine months ended June 30, 2008 of $5.3 million together with an increase in the unrealized gain on investment securities available for sale, net of taxes, of $248,000 at June 30, 2008 compared to September 30, 2007 and the allocation of shares held by the Bank’s ESOP of $439,000 for the same period. The increases were partially offset in the same period by stock repurchases of $2.5 million and the payment of a cash dividend of $625,000.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2008 and 2007

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$677,843	$10,130	5.99%	$592,083	$9,041	6.12%
Investment securities
Taxable (2)	64,635	708	4.39%	90,777	1,168	5.16%
Exempt from federal income tax(2) (3)	7,370	83	6.76%	6,452	73	6.88%

Total investment securities	72,005	790	4.64. %	97,229	1,241	5.27%
Mortgage-backed securities	162,674	1,966	4.85%	117,545	1,467	5.01%
Federal Home Loan Bank stock	18,457	158	3.43%	14,601	208	5.71%
Other	11,384	59	2.08%	16,498	216	5.25%

Total interest-earning assets	942,363	13,104	5.60%	837,956	12,173	5.84%
Allowance for loan losses	(4,441)			(4,059)
Noninterest-earning assets	41,118			51,115

Total assets	$979,040			$885,012

Interest-bearing liabilities:
NOW accounts	$56,175	9	0.06%	$63,173	12	0.08%
Money market accounts	66,734	435	2.61%	31,826	230	2.90%
Savings and club accounts	64,077	66	0.41%	73,153	79	0.41%
Certificates of deposit	154,046	1,508	3.93%	199,983	2,229	4.47%
Borrowed funds	390,760	4,216	4.33%	274,615	3,301	4.82%

Total interest-bearing liabilities	731,792	6,234	3.42%	642,750	5,851	3.65%
Non-interest bearing NOW accounts	24,896			32,773
Noninterest-bearing liabilities	11,308			8,511

Total liabilities	767,996			684,034
Equity	211,044			200,978

Total liabilities and equity	$979,040			$885,012

Net interest income		$6,870			$6,322

Interest rate spread			2.18%			2.19%
Net interest-earning assets	$210,571			$195,206

Net interest margin(4)			2.92%			3.03%
Average interest-earning assets to average interest-bearing liabilities		128.77%			130.37%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$654,987	$29,797	6.06%	$578,646	$26,426	6.11%
Investment securities
Taxable(2)	77,357	2,714	4.68%	56,.399	2,065	4.90%
Exempt from federal income tax(2)(3)	7,375	249	6.79%	6,441	219	6.89%

Total investment securities	84,732	2,963	4.86%	62,840	2,284	5.10%
Mortgage-backed securities	142,567	5,299	4.95%	84,181	3,064	4.87%
Federal Home Loan Bank stock	17,427	605	4.62%	14,226	576	5.41%
Other	9,283	220	3.16%	15,992	633	5.29%

Total interest-earning assets	908,996	38,884	5.72%	755,885	32,983	5.85%
Allowance for loan losses	(4,369)			(3,973)
Noninterest-earning assets	42,241			47,591

Total assets	$946,868			$799,503

Interest-bearing liabilities:
NOW accounts	$54,567	29	0.07%	$61,342	32	0.07%
Money market accounts	53,275	1,218	3.05%	34,699	763	2.94%
Savings and club accounts	62,869	210	0.45%	77,612	250	0.43%
Certificates of deposit	174,978	5,697	4.34%	206,392	6,871	4.45%
Borrowed funds	358,527	12,285	4.56%	266,777	9,557	4.79%

Total interest-bearing liabilities	704,216	19,439	3.68%	646,822	17,473	3.61%
Non-interest bearing NOW accounts	24,000			38,088
Noninterest-bearing liabilities	9,511			7,529

Total liabilities	737,727			692,439
Equity	209,141			107,064
Total liabilities and equity	$946,868			$799,503

Net interest income		$19,445			$15,510

Interest rate spread			2.04%			2.24%
Net interest-earning assets	$204,780			$109,063

Net interest margin(4)			2.85%			2.74%
Average interest-earning assets to average interest-bearing liabilities		129.08%			116.86%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007

Net Income. Net income increased $11.0 million, to $2.0 million for the three months ended June 30, 2008 compared to net loss of $9.0 million for the comparable period in 2007. The net loss of $9.0 million for the three months ended June 30, 2007 was primarily due to a one time allocation of $12.7 million made by the Company to the Foundation, in conjunction with the Company’s stock offering which was consummated on April 3, 2007.

Net Interest Income. Net interest income increased $548,000, to $6.9 million for the three months ended June 30, 2008 from $6.3 million for the comparable period in 2007. The increase was primarily attributable to the increase in average net earning assets of $15.4 million for the three months ended June 30, 2008 as compared to average net earning assets for the comparable period in 2007 and was offset in part, by a one basis point decrease in the Company’s interest rate spread to 2.18% for the three months ended June 30, 2008, from 2.19% for the comparable period in 2007.

Interest Income. Interest income increased $931,000, to $13.1 million for the three months ended June 30, 2008 from $12.2 million for the comparable 2007 period. The increase resulted primarily from a $104.4 million increase in average interest-earning assets. The overall yield on interest earning assets was 5.60% for the three months ended June 30, 2008, as compared to 5.84% for the comparable 2007 period. Loans increased on average $85.8 million between the two periods along with increases in the average balance of mortgage backed securities of $45.1 million. In addition, average Federal Home Loan Bank stock increased $3.9 million. These increases were offset in part by a decrease in average other interest earning assets of $5.1 million and a decline in the average balances of certificates of deposits and investment securities of $25.2 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, maturing certificates of deposit and investment securities into these assets. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. The decrease in average other interest earning assets was the result of a decrease in the average balance of interest earning deposits held by the Company in its FHLBank Pittsburgh demand account. The Company’s initial stock offering commenced on February 22, 2007 and was consummated on April 3, 2007. Funds received from prospective subscribers during the offering contributed to an increase in the Bank’s FHLBank Pittsburgh average demand deposit account balance for the three months ended June 30, 2007.

Interest Expense. Interest expense increased $383,000, to $6.2 million for the three months ended June 30, 2008 from $5.9 million for the comparable 2007 period. The increase resulted from an $89.0 million increase in average interest-bearing liabilities, partially offset by a 23 basis point decrease in the overall cost of interest bearing liabilities to 3.42% for the three months ended June 30, 2008 from 3.65% for the comparable 2007 period. Average interest bearing deposits decreased $27.1 million which was offset by an increase in average borrowed funds of $116.1 million.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $150,000 for the three months ended June 30, 2008 as compared to $90,000 for the three months ended June 30, 2007. The allowance for loan losses was $4.5 million or 0.65% of loans outstanding at June 30, 2008, compared to $4.1 million, or 0.68% of loans outstanding at June 30, 2007.

Non-interest Income. Non-interest income was unchanged at $1.4 million for the three months ended June 30, 2008, and 2007 respectively.

Non-interest Expense. Non-interest expense decreased $12.3 million, to $5.3 million for the three months ended June 30, 2008 from $17.6 million for the comparable period in 2007. The primary reason for the decrease was the Company’s one time contribution of $12.7 million to the Foundation in April 2007. Excluding the contribution, noninterest expense increased $444,000. The primary reasons for the increase excluding the contribution were increases in compensation and employees benefits of $341,000 and professional fees of $101,000. Compensation and employee benefits increased primarily as a result of normal compensation increases of $168,000 in addition to an expense of $191,000 related to the Company’s equity incentive plan. As previously announced, the Company’s stockholders approved the ESSA Bancorp, Inc. 2007 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders on May 8, 2008. Awards granted under the Equity Incentive Plan were made on May 23, 2008. Professional fees increased primarily as a result of increased legal, accounting and regulatory fees associated with being a public reporting company and included approximately $72,000 related to the Company’s compliance with section 404 of the Sarbanes-Oxley Act.

Income Taxes. Income tax expense increased $1.8 million to $849,000 for the three months ended June 30, 2008 from a credit of $915,000 for the comparable 2007 period. The benefit recognized in the 2007 period was due to the pre-tax loss of $9.9 million for the quarter. The tax deduction generated by the contribution to the Foundation exceeded the allowable federal income tax deduction limitations resulting in the establishment of a valuation allowance on the contribution carry forward and a decreased effective tax rate in the 2007 period. The effective tax rate was 30.2% for the three months ended June 30, 2008.

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and June 30, 2007

Net Income. Net income increased $12.2 million, to $5.3 million for the nine months ended June 30, 2008 compared to net loss of $6.8 million for the comparable period in 2007. The primary reason for the increase in net income for the nine month period was the Company’s contribution to the Foundation during the prior period. In addition, increases in average net earning assets added to net income during the current period.

Net Interest Income. Net interest income increased $4.0 million, to $19.5 million for the nine months ended June 30, 2008 from $15.5 million for the comparable period in 2007. The increase was primarily attributable to the increase in average net earning assets of $95.7 million for the nine months ended June 30, 2008 as compared to net average interest-earning assets for the comparable period in 2007 and was offset in part by a 20 basis point decrease in the Company’s interest rate spread to 2.04% for the nine months ended June 30, 2008, from 2.24% for the comparable period in 2007.

Interest Income. Interest income increased $5.9 million, to $38.9 million for the nine months ended June 30, 2008 from $33.0 million for the comparable 2007 period. The increase resulted from a $153.1 million increase in average interest-earning assets. The overall yield on interest earning assets was 5.72% for the nine months ended June 30, 2008, as compared to 5.85% for the comparable 2007 period. Loans increased on average $76.3 million between the two periods along with increases in the average balance of certificates of deposit and investment securities of $21.9 million and mortgage-backed securities of $58.4 million. In addition, average Federal Home Loan Bank stock increased $3.2 million. These increases were offset in part, by a decrease in average other interest earning assets of $6.7 million. The primary reasons for the increase in certificates of deposit, investment securities and mortgage-backed securities was the partial reinvestment of borrowing proceeds into these assets along with the investment of the majority of the net proceeds from the stock offering into short-term, investment grade debt and mortgage-backed securities issued by United States government sponsored agencies or entities. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. The decrease in average other interest earning assets was the result of a decrease in the average balance of interest earning deposits held by the Company in its FHLBank Pittsburgh demand account of $6.7 million. Funds received during the Company’s stock offering contributed to an increase in the Bank’s FHLBank Pittsburgh average demand deposit account balance for the nine months ended June 30, 2007.

Interest Expense. Interest expense increased $2.0 million, to $19.4 million for the nine months ended June 30, 2008 from $17.4 million for the comparable 2007 period. The increase resulted from a $57.4 million increase in average interest-bearing liabilities, combined with a 7 basis point increase in the overall cost of interest bearing liabilities to 3.68% for the nine months ended June 30, 2008 from 3.61% for the comparable 2007 period. Average interest bearing deposits decreased $34.4 million which was offset by an increase in average borrowed funds of $91.8 million.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $450,000 for the nine months ended June 30, 2008 as compared to $270,000 for the nine months ended June 30, 2007. The allowance for loan losses was $4.5 million, or 0.65% of loans outstanding at June 30, 2008, compared to $4.1 million, or 0.68% of loans outstanding at June 30, 2007.

Non-interest Income. Non-interest income increased $62,000, to $4.2 million for the nine months ended June 30, 2008, from $4.1 million for the comparable 2007 period. The increase was primarily due to increases in trust and investment fees of $50,000, service charges and fees on loans of $38,000 and earnings on Bank-owned life insurance of $19,000. The increases in trust and investment fees and service charges and fees on loans were due primarily to increased trust and lending volumes. These increases were offset in part, by decreases in service fees on deposit accounts of $10,000 and other non-interest income of $23,000.

Non-interest Expense. Non-interest expense decreased $10.8 million, to $15.5 million for the nine months ended June 30, 2008 from $26.3 million for the comparable period in 2007. The primary reason for the nine-month decrease was the $12.7 million contribution to the Foundation made during the prior period. Excluding the contribution, noninterest expense increased $1.9 million. The primary reasons for the increase excluding the contribution were increases in compensation and employee benefits of $1.2 million, occupancy and equipment of $157,000, professional fees of $481,000 and other expenses of $142,000. Compensation and employee benefits increased primarily as a result of normal compensation increases of $574,000, along with an increase in the expense related to the Employee Stock Ownership Plan of $264,000 and the additional expense of $191,000 related to the Equity Incentive Plan. Occupancy and equipment costs increased primarily as a result of increases in rental costs of $49,000, along with increases in depreciation expense of $58,000. Professional fees increased primarily as a result of increased legal, accounting and regulatory fees associated with being a public reporting company, including approximately $216,000 related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act. Other expense increased primarily due to increased loan processing costs related to increased volume.

Income Taxes. Income tax expense increased $2.4 million to $2.3 million for the nine months ended June 30, 2008 from a credit of $79,000 for the comparable 2007 period. The benefit recognized in the 2007 period was due to the pre-tax loss of $6.9 million for the nine months ending June 30, 2008. The tax deduction generated by the contribution to the Foundation exceeded the allowable federal income tax deduction limitations resulting in the establishment of a valuation allowance on the contribution carry forward and a decreased effective tax rate in the 2007 period. The effective tax rate was 30.5% for the nine months ended June 30, 2008.

NON-PERFORMING ASSETS

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	June 30, 2008	September 30, 2007
Non-performing assets:
Non-accruing loans	$1,077	$555
Accruing loans past due 90 days or more	—	—

Total non-performing loans	1,077	555
Real estate owned	31	—

Total non-performing assets	$1108	$555

Ratio of non-performing loans to total loans	0.16%	0.09%

Ratio of non-performing loans to total assets	0.11%	0.06%

Ratio of non-performing assets to total assets	0.11%	0.06%

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

Our primary sources of liquidity are deposits, prepayment and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLBank advances and other borrowing sources. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2008, $19.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $27.1 million at June 30, 2008. As of June 30, 2008, we had $358.4 million in borrowings outstanding from FHLBank Pittsburgh and $35.0 million in borrowings through repurchase agreements with another financial institution. We have access to additional FHLBank advances of up to approximately $196.2 million.

At June 30, 2008, we had $61.2 million in loan commitments outstanding, which included, in part, $20.8 million in undisbursed construction loans, $22.2 million in unused home equity lines of credit, $6.2 million in commercial lines of credit and $4.8 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of June 30, 2008 totaled $102.8 million, or 67.8 % of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8.3 million and a deficit of $6.8 million for the nine months ended June 30, 2008 and 2007, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $72.3 million and $158.4 million for the nine months ended June 30, 2008 and 2007, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $113.3 million and $151.7 million for the nine months ended June 30, 2008 and 2007, respectively. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $67.2 million for the nine months ended June 30, 2008. For the nine months ended June 30, 2007, deposit and borrowing cash flows in addition to approximately $153.3 million in proceeds from stock offering subscription rights resulted in net cash provided of $173.3 million.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At June 30, 2008 the Company had a $2.6 million reserve established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

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

Contractual Obligations

During the first nine months of 2008, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2007.

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

The Company repurchased Common Stock in the quarter ended June 30, 2008. On May 27, 2008, the Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 2,547,135 shares of the Company’s outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be used to fund the restricted stock awards pursuant to the ESSA Bancorp, Inc. 2007 Equity Incentive Plan and the remainder will be held as treasury stock and will be available for general corporate purposes. As of June 30, 2008, 192,500 total shares have been repurchased with repurchases in the quarter described in the following table:

	Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 1, 2008 through June 30, 2008	192,500	$12.73	192,500	2,354,635

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 8, 2008. The matters considered and voted on by the Company’s stockholders at the annual meeting and the vote of the stockholders were as follows:

Matter 1. The election of directors, each for a three-year term.

NAME	FOR	%	WITHHOLD	%
Daniel J. Henning	14,291,643	96.0%	588,791	4.0%
Frederick E. Kutteroff	14,292,379	96.0%	588,055	4.0%
Elizabeth B. Weekes	13,778,818	92.6%	1,101,616	7.4%

Directors John E. Burrus, John S. Schoonover, Jr., Robert C. Selig, Jr., William P. Douglass, Gary S. Olson and William A. Viechnicki, D.D.S continued in their respective terms of office following the Annual Meeting of Stockholders.

Matter 2. The approval of the ESSA Bancorp, Inc. 2007 Equity Incentive Plan

FOR	%	AGAINST	%	ABSTAIN	%	BROKER NO VOTES	%
8,753,783	87.3%	1,269,743	12.7%	108,410	—	4,748,498	—

Matter 3. The ratification of the appointment of S.R. Snodgrass as the independent registered public accountants for the fiscal year ending September 30, 2008.

FOR	%	AGAINST	%	ABSTAIN	%	BROKER NO VOTES	%
14,639,847	99.4%	90,178	0.6%	150,409	—	—	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of ESSA Bancorp, Inc. *

3.2	Bylaws of ESSA Bancorp, Inc. *

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Form of Employment Agreement for Chief Executive Officer*

10.3	Form of Employment Agreement for Executive Officers*

10.4	Form of Change in Control Agreement*

10.5	[Reserved]

10.6	Supplemental Retirement Plan for Gary S. Olson*

10.7	Supplemental Retirement Plan for Robert S. Howes, Jr.*

10.8	Supplemental Retirement Plan for Diane K. Reimer*

10.9	Supplemental Retirement Plan for Thomas J. Grayuski*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-139157).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: August 12, 2008	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 12, 2008	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer