Form 10-K
period 2008-09-30
ESSA Bancorp, Inc.
filed 2008-12-12
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 8, 2008, there were 16,980,400 shares issued and 15,656,200 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2008, was $165,186,306.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

i

PART I

Item 1.	Business

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

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. is the Pennsylvania-chartered stock holding company of ESSA Bank & Trust. ESSA Bancorp, Inc. owns 100% of the outstanding shares of common stock of ESSA Bank & Trust. Since being formed in 2006, ESSA Bancorp, Inc. has engaged primarily in the business of holding the common stock of ESSA Bank & Trust. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision. At September 30, 2008, ESSA Bancorp, Inc. had consolidated assets of $993.5 million, consolidated deposits of $370.5 million and consolidated stockholders’ equity of $200.1 million. Its consolidated net income for the fiscal year ended September 30, 2008 was $6.1 million.

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

ESSA Bank & Trust

General

ESSA Bank & Trust was organized in 1916. ESSA Bank & Trust is a Pennsylvania chartered full-service, community-oriented savings association. We provide financial services to individuals, families and businesses through our thirteen full-service banking offices, located in Monroe and Northampton Counties, Pennsylvania. ESSA Bank & Trust is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and the Office of Thrift Supervision.

ESSA Bank & Trust’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential first mortgage loans (including construction mortgage loans), commercial real estate loans, home equity loans and lines of credit, commercial and consumer loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposits. We also offer asset management and trust services. We offer investment services through our relationship with PRIMEVEST Financial Services, Inc., a third party broker/dealer and investment advisor.

ESSA Bank & Trust’s executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. Our website address is www.essabank.com.

The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). All filed SEC reports and interim filings can be obtained from the Bank’s website, on the “Investor Relations” page, without charge from the Company.

Market Area

At September 30, 2008, our thirteen full-service banking offices consisted of twelve offices in Monroe County and one office in Northampton County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Monroe County is the second-fastest growing county in Pennsylvania. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. As of June 30, 2008, we had a deposit market share of approximately 18.6% in Monroe County, which represented the second largest deposit market share in Monroe County and less than 1.0% in Northampton County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real property. During the past five years, we have increased our originations of commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. These loans have increased from 6.1% of our total loan portfolio at September 30, 2004 to $69.5 million, or 9.8% of our total loan portfolio at September 30, 2008. One- to four-family residential real estate mortgage loans represented $572.0 million, or 80.3%, of our loan portfolio at September 30, 2008. Home equity loans and lines of credit totaled $47.5 million, or 6.7% of our loan portfolio at September 30, 2008. Commercial loans totaled $12.0 million or 1.7% of our loan portfolio at September 30, 2008 and construction first mortgage loans totaled $8.3 million, or 1.1% of the total loan portfolio at September 30, 2008. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$572,038	80.3%	$500,104	80.0%	$452,406	80.4%	$421,169	81.7%	$399,233	82.4%
Construction	8,254	1.1	7,800	1.3	5,943	1.1	7,597	1.5	8,309	1.7
Commercial	11,987	1.7	7,699	1.2	6,159	1.1	5,310	1.0	2,468	0.5
Commercial real estate	69,505	9.8	58,447	9.3	47,479	8.4	36,984	7.2	29,439	6.1
Home equity loans and lines of credit	47,508	6.7	47,544	7.6	46,796	8.3	40,342	7.8	34,256	7.1
Other	3,059	0.4	3,875	0.6	4,247	0.7	4,204	0.8	10,720	2.2

Total loans receivable	$712,351	100.0%	$625,469	100.0%	$563,030	100.0%	$515,606	100.0%	$484,425	100.0%

Deferred loan costs (fees)	(546)		(1,418)		(2,498)		(3,062)		(3,442)
Allowance for loan losses	(4,915)		(4,206)		(3,855)		(3,563)		(3,027)

Total loans receivable, net	$706,890		$619,845		$556,677		$508,981		$477,956

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Construction		Commercial		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2009	$199	6.83%	—	—	$2,674	4.66%	$4,163	7.28%
2010	85	5.18%	—	—	118	7.24%	5,186	6.38%
2011	1,160	6.14%	—	—	296	7.40%	1,428	6.43%
2012 to 2013	8,437	5.06%	—	—	1,333	7.17%	5,672	6.27%
2014 to 2018	80,871	5.21%	—	—	3,842	4.66%	35,117	6.54%
2019 to 2023	104,199	5.53%	—	—	1,567	4.90%	8,570	6.27%
2023 and beyond	377,087	6.11%	$8,254	5.85%	2,157	5.05%	9,369	6.18%

Total	$572,038	5.86%	$8,254	5.85%	$11,987	5.13%	$69,505	6.16%

	Home Equity Loans and Lines of Credit		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2009	$108	5.91%	$1,192	7.26%	$8,336	6.41%
2010	613	5.39%	228	8.32%	6,229	6.36%
2011	590	6.51%	347	9.06%	3,820	6.67%
2012 to 2013	1,973	6.44%	1,094	8.02%	18,509	5.90%
2014 to 2018	9,320	6.53%	198	8.53%	129,348	5.66%
2019 to 2023	20,118	6.36%	—	—	134,456	5.69%
2023 and beyond	14,786	4.92%	—	—	411,653	6.06%

Total	$47,508	5.93%	$3,059	7.90%	$712,351	5.89%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2008 that are contractually due after September 30, 2009.

	Due After September 30, 2009
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$502,572	$69,267	$571,839
Construction	8,254	—	8,254
Commercial	1,337	7,976	9,313
Commercial real estate	34,915	30,427	65,342
Home equity loans and lines of credit	29,206	18,194	47,400
Other	1,867	—	1,867

Total	$578,151	$125,864	$704,015

Loan Originations and Repayments. Historically, we have originated residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe and Northampton Counties, Pennsylvania and secondarily from other Pennsylvania counties contiguous to Monroe County. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are underwritten and processed at our corporate center.

One- to Four-Family Residential Loans. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Monroe and Northampton Counties, Pennsylvania.

At September 30, 2008, approximately $572.0 million, or 80.3% of our loan portfolio, consisted of one- to four-family residential loans. Our origination of one- to four-family loans increased in fiscal year 2008 compared to fiscal years 2007 and 2006, although such loans have generally been declining as a percentage of our total loan portfolio. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2008, our largest loan secured by one- to four-family real estate had a principal balance of approximately $739,000 and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have fixed terms of one, three, five or ten-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $12.3 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2008 and $23.0 million during the year ended September 30, 2007. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments, permitted by our loan documents; and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2008, $69.3 million, or 12.1%, of our one- to four-family residential loans had adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated almost exclusively by our branch staff. Eligible properties include primary and vacation homes in northeastern Pennsylvania, with the large majority of loans being originated in Monroe County. As of September 30, 2008, home equity loans and lines totaled about $47.5 million, or 6.7% or our loan portfolio.

The maximum combined loan-to-value originated is currently 70-80%, depending on the collateral and the holder of the first mortgage. There is a modest portion of the portfolio originated in years past that contains original combined loan-to-values of up to 90%. Our home equity lines of credit typically feature a 10 year draw period with interest-only payments permitted, followed by another 10 years of fully amortizing payments with no further ability to draw funds. Similar combined loan-to-value characteristics and standards exist for the lines as are outlined above for the loans.

Home equity borrowers are prime rated individuals. Loan underwriting standards restrict the size of a junior lien loan to $200,000. All loans exceeding 70-75% of value require an appraisal by bank-approved, licensed appraisers. Loans with lesser loan-to-value ratios may have utilized either automated valuation models or county tax assessments. Title/lien searches are secured on all home equity loans and lines greater than $25,000.

Commercial Real Estate Loans. At September 30, 2008, $69.5 million, or 9.8% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio of our commercial real estate loans is 85%. At September 30, 2008, we had 253 commercial real estate loans with an outstanding balance of $69.5 million. At September 30, 2008, our largest commercial real estate loan balance was $3.4 million, which was performing in accordance with its terms. At September 30, 2008, four of our loans secured by commercial real estate totaling $2.5 million were not performing in accordance with their terms and were on nonaccrual status.

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

First Mortgage Construction Loans. At September 30, 2008, $8.3 million, or 1.1%, of our total loan portfolio consisted of first mortgage construction loans. Most of our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2008, our largest first mortgage construction loan balance was $600,000. The loan was performing in accordance with its terms. First mortgage construction loans, once converted to permanent financing, generally repay over a thirty-year period. First mortgage construction loans require only the payment of interest during the construction period. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. In certain circumstances first mortgage construction loans may be made in amounts up to 97% of the appraised value with appropriate credit enhancements such as private mortgage insurance. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, personal loans and automobile loans. At September 30, 2008, these other loans totaled $3.1 million, or 0.4% of the total loan portfolio.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. All residential mortgage loans in excess of the conforming loan limit but not more than $500,000 must be approved by one of the following: President or Chief Lending Officer. All loans in excess of $500,000 but not more than $750,000 must be approved by any two of the following: President, Chief Lending Officer and the Vice President, Branch Administration. All loans in excess of $750,000 to $1.25 million must be approved by the Management Loan Committee. The Management Loan Committee consists of the President, Chief Lending Officer, Vice President, Branch Administration and Vice President, Commercial Lending. All loans in excess of $1.25 million must be approved by the Board of Directors.

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

Non-performing Loans. At September 30, 2008, $3.9 million (or less than 1.0% of our total loans) were non-performing loans. Three related commercial real estate development loans with a balance of $2.5 million made up the majority on non-performing loans at September 30, 2008. These loans, together with a commercial business relationship with a combined loan relationship of $201,000 were judged by management to be impaired. Specific loan loss allowances were allocated to these loans in the amounts of $457,000 and $77,000 for the commercial real estate and business loans, respectively. On October 30, 2008, the Company received a deed in lieu of foreclosure on the commercial real estate loans. The property is being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$1,379	$380	$436	$554	$578
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	2,531	122	—	—	—
Home equity loans and lines of credit	28	53	40	50	79
Other	—	—	—	1	8

Total	3,938	555	476	605	665

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	—

Total non-performing loans	3,938	555	476	605	665

Real estate owned	31	—	—	19	101

Total non-performing assets	$3,969	$555	$476	$624	$766

Troubled debt restructurings:
Residential first mortgage loans:
One- to four-family	$149	$482	$53	$94	$167
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total	$149	$482	$53	$94	$167

Ratios:
Total non-performing loans to total loans	0.55%	0.09%	0.08%	0.12%	0.14%
Total non-performing loans to total assets	0.40%	0.06%	0.07%	0.09%	0.11%
Total non-performing assets to total assets	0.40%	0.06%	0.07%	0.10%	0.13%

For the year ended September 30, 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $133,000.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2008
Residential first mortgage loans:
One- to four-family	1	$118	9	$1,379	10	$1,497
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	4	2,531	4	2,531
Home equity loans and lines of credit	1	37	1	28	2	65
Other	—	—	—	—	—	—

Total	2	$155	14	$3,938	16	$4,093

At September 30, 2007
Residential first mortgage loans:
One- to four-family	2	$405	4	$380	6	$785
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	1	25	—	—	1	25
Home equity loans and lines of credit	—	—	1	53	1	53
Other	—	—	—	—	—	—

Total	3	$430	5	$433	8	$863

At September 30, 2006
Residential first mortgage loans:
One- to four-family	—	$—	5	$436	5	$436
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	1	49	—	—	1	49
Home equity loans and lines of credit	—	—	1	40	1	40
Other	—	—	—	—	—	—

Total	1	$49	6	$476	7	$525

At September 30, 2005
Residential first mortgage loans:
One- to four-family	4	$590	8	$554	12	$1,144
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Home equity loans and lines of credit	1	16	3	50	4	66
Other	—	—	1	1	1	1

Total	5	$606	12	$605	17	$1,211

At September 30, 2004
Residential first mortgage loans:
One- to four-family	5	$237	5	$497	10	$734
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	5	79	5	79
Other	1	4	3	8	4	12

Total	6	$241	13	$584	19	$825

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

On the basis of management’s review of its assets, at September 30, 2008, we classified approximately $10.1 million of our assets as special mention, $4.2 million as substandard, $2.7 million as doubtful, and $0 as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of September 30, 2008 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision and the Pennsylvania Department of Banking, as an integral part of its examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$4,206	$3,855	$3,563	$3,027	$2,509

Charge-offs:
Residential first mortgage loans:
One- to four-family	(60)	(7)	—	(10)	—
Construction	—	—	—	—	—
Commercial	(87)	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	(19)	(2)	(7)	—	(31)
Other	(27)	(1)	(2)	(5)	(4)

Total charge-offs	$(193)	$(10)	$(9)	$(15)	$(35)

Recoveries:
Residential first mortgage loans:
One- to four-family	$—	$—	$—	$—	$7
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	2	1	1	1	16

Total recoveries	$2	$1	$1	$1	$23

Net charge-offs	$(191)	$(9)	$(8)	$(14)	$(12)
Provision for loan losses	900	360	300	550	530

Balance at end of year	$4,915	$4,206	$3,855	$3,563	$3,027

Ratios:
Net charge-offs to average loans outstanding	0.03%	—%	—%	—%	—%
Allowance for loan losses to non-performing loans at end of year	124.81%	757.84%	809.87%	588.93%	455.19%
Allowance for loan losses to total loans at end of year	0.69%	0.67%	0.69%	0.70%	0.63%

As indicated in the table above, we charged off a de minimus amount of loans since fiscal year 2004, due, in part, to conservative underwriting of loans and aggressive monitoring of the loan portfolio to identify and address non-performing loans and potential problem assets at an early date. The amount of foreclosures we incurred in the last five years was not material to our financial statements taken as a whole and ESSA Bank & Trust suffered no material losses on foreclosed assets during that period. See “—Non-Performing Loans and Problem Assets.” There can be no assurance that we will not experience a deterioration of our loan portfolio, including increases in non-performing loans, problem assets and charge-offs, in the future.

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

	2008			2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$2,862	58.23%	80.30%	$2,241	53.28%	79.96%	$2,026	52.56%	80.36%
Construction	41	0.83	1.16	36	0.86	1.25	86	2.23	1.06
Commercial	182	3.70	1.68	177	4.21	1.23	133	3.45	1.09
Commercial real estate	1,222	24.86	9.76	986	23.44	9.34	773	20.05	8.43
Home equity loans and lines of credit	475	9.67	6.67	610	14.50	7.60	746	19.35	8.31
Other	30	0.61	0.43	49	1.17	0.62	46	1.19	0.75

Total allocated allowance	4,812	97.90	100.00	4,099	97.46	100.00	3,810	98.83	100.00
Unallocated allowance	103	2.10	—	107	2.54	—	45	1.17	—

Total allowance for loan losses	$4,915	100.00%	100.00%	$4,206	100.00%	100.00%	$3,855	100.00%	100.00%

	2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$1,887	52.96%	81.68%	$1,397	46.15%	82.41%
Construction	104	2.92	1.47	108	3.57	1.72
Commercial	114	3.20	1.03	62	2.05	0.51
Commercial real estate	471	13.22	7.17	332	10.97	6.08
Home equity loans and lines of credit	661	18.55	7.82	504	16.65	7.07
Other	39	1.09	0.83	106	3.50	2.21

Total allocated allowance	3,276	91.94	100.00	2,509	82.89	100.00
Unallocated allowance	287	8.06	—	518	17.11	—

Total allowance for loan losses	$3,563	100.00%	100.00%	$3,027	100.00%	100.00%

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

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and GNMA as well as commercial paper, corporate debt and municipal securities.

As of September 30, 2008, other equity securities consisted almost exclusively of securities issued by Fannie Mae and the FHLBank Pittsburgh. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and GNMA, and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and GNMA. At September 30, 2008 our mortgage-backed securities portfolio had a fair value of $157.8 million, consisting of Freddie Mac, Fannie Mae and GNMA mortgage-backed securities.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. government agencies and U.S. government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as ESSA Bank & Trust, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

Equity Securities. At September 30, 2008, our equity securities consisted almost entirely of securities issued by Fannie Mae, which are classified as available-for-sale.

In addition, we hold FHLBank Pittsburgh common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBank Pittsburgh advance program. There is no market for the common stock.

The aggregate fair value of our FHLBank Pittsburgh common stock as of September 30, 2008 was $19.2 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of Federal Home Loan Bank of Pittsburgh common stock at September 30, 2008 with a par value that was $219,400 more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed monthly by the Federal Home Loan Bank of Pittsburgh.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2008, the declines outlined in the table below represent temporary declines due to interest rate change, and we have the intent and ability to hold those securities either to maturity or to allow a market recovery. However, during the year ended September 30, 2008, the Company recognized a loss of $802,000 on equity securities that it deemed, through analysis of the security, to be other than a temporary loss. This loss was related to Fannie Mae perpetual preferred stock that the Company owns. Fannie Mae was placed into conservatorship by the U.S. Government on September 7, 2008.

The following table sets forth the composition of our securities portfolio (excluding FHLBank Pittsburgh common stock) at the dates indicated.

	At September 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. Government agency obligations	$48,887	$48,891	$82,297	$82,392	$41,960	$41,815
Obligations of state and political subdivisions	7,171	7,146	7,172	7,332	6,240	6,465
Mortgage-backed securities	148,199	147,945	114,840	114,613	40,327	39,907

Total debt securities	204,257	203,982	204,309	204,337	88,527	88,187
Equity securities	79	96	882	930	882	935

Total investment securities available-for-sale	$204,336	$204,078	$205,191	$205,267	$89,409	$89,122

Investment securities held-to-maturity:
U.S. Government agency obligations	$2,000	$2,023	$4,731	$4,734	$4,730	$4,681
Mortgage-backed securities	9,857	9,901	12,399	12,142	14,985	14,512

Total securities held to maturity	$11,857	$11,924	$17,130	$16,876	$19,715	$19,193

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government agency obligations	$19,474	4.23%	$29,413	3.71%	$—	0.00%	$—	0.00%	$48,887	$48,891	3.92%
Obligations of state and political subdivisions	—	0.00%	—	0.00%	500	4.00%	6,671	4.67%	7,171	7,146	4.63%
Mortgage-backed securities	3,934	4.42%	3,921	5.20%	28	7.00%	140,316	5.06%	148,199	147,945	5.05%

Total debt securities	$23,408	4.27%	$33,334	3.88%	$528	4.16%	$146,987	5.04%	$204,257	$203,982	4.76%
Equity securities	79	4.40%	—	0.00%	—	0.00%	—	0.00%	79	96	4.40%

Total investment securities available for-sale	$23,408	4.27%	$33,334	3.88%	$528	4.16%	$146,987	5.04%	$204,336	$204,078	4.76%

Investment securities held-to-maturity:
U.S. Government agency obligations	$2,000	4.50%	$—	0.00%	$—	0.00%	$—	0.00%	$2,000	$2,023	4.50%
Mortgage-backed securities	184	5.00%	4,542	4.52%	3,112	4.73%	2,019	4.56%	9,857	9,901	4.60%

Total securities held to maturity	$2,184	4.54%	$4,542	4.52%	$3,112	4.73%	$2,019	4.56%	$11,857	$11,924	4.58%

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

At September 30, 2008, our deposits totaled $370.5 million. Interest-bearing NOW, savings and club and money market deposits totaled $191.9 million at September 30, 2008. At September 30, 2008, we had a total of $153.7 million in certificates of deposit. Noninterest-bearing demand deposits totaled $24.9 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2008, we had a total of $10.9 million of brokered certificates of deposits, a decrease of $9.1 million from the prior fiscal year end. Our brokered certificates of deposits range from one- to five-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2008			2007			2006
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$24,211	6.57%	—%	$34,934	8.49%	—%	$21,383	5.49%	—%
Interest bearing NOW	55,073	14.91	0.07	60,826	14.79	0.07	59,709	15.34	0.07
Money market	58,034	15.72	2.90	35,351	8.60	3.12	31,618	8.12	2.17
Savings and club	62,982	17.07	0.44	75,354	18.32	0.42	79,452	20.41	0.45
Certificates of deposit	168,763	45.73	4.19	204,802	49.80	4.48	197,064	50.64	4.02

Total deposits	$369,063	100.00%	2.46%	$411,267	100.0%	2.28%	$389,226	100.00%	2.31%

As of September 30, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $53.1 million. The following table sets forth the maturity of those certificates as of September 30, 2008.

At September 30, 2008
(In thousands)
Three months or less	$10,921
Over three months through six months	12,565
Over six months through one year	9,584
Over one year	19,980

Total	$53,050

At September 30, 2008, $102.3 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Balance at end of year	$39,510	$34,230	$35,299
Maximum outstanding at any month end	$56,183	$46,409	$35,299
Average balance during year	$36,150	$33,975	$21,957
Weighted average interest rate at end of year	2.41%	5.17%	5.40%
Average interest rate during year	3.94%	5.21%	4.92%

At September 30, 2008, we had the ability to borrow approximately $573.0 million under our credit facilities with the Federal Home Loan Bank of Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of June 30, 2008, ESSA Bank & Trust had the second largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2008, we had 159 full-time employees and 25 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

ESSA Bank & Trust is a Pennsylvania-chartered savings association and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund (“DIF”). We are subject to extensive regulation by the Pennsylvania Department of Banking, our chartering agency, and by the Office of Thrift Supervision, our primary federal regulator. We must file reports with the Pennsylvania Department of Banking and the Office of Thrift Supervision concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Pennsylvania Department of Banking and the Office of Thrift Supervision to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking or the Office of Thrift Supervision could have a material adverse impact on us and our operations.

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in ESSA Bank & Trust are insured by the Federal Deposit Insurance Corporation (FDIC) generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. ESSA Bank & Trust’s deposits, therefore, are subject to FDIC deposit insurance assessments.

The Emergency Economic Stabilization Act which became law on October 3, 2008 raised the amount of federal deposit insurance coverage for all deposit accounts to $250,000. This provision of the Act is scheduled to expire on December 31, 2009. In addition, on October 14, 2008 the FDIC announced a new program – the Temporary Liquidity Guarantee Program, which provides FDIC coverage on non-interest bearing deposit transaction accounts and certain other accounts regardless of dollar amount. This new program is scheduled to expire December 31, 2009.

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2009 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2008, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

Recent failures have significantly increases the Deposit Insurance Fund’s (the DIF or the fund) loss provisions, resulting in a decline in the reserve ratio. As of June 30, 2008, the reserve ratio stood at 1.01%, 18 basis points below the reserve ratio as of March 31, 2008. This is the lowest reserve ratio for a combined bank and thrift insurance fund since March 31, 1995. Staff expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. Because the fund reserve ratio has fallen below 1.15% and is expected to remain below 1.15%, the FDIC is required to establish and implement a restoration plan to restore the reserve ratio to 1.15%. Absent extraordinary circumstances, the reserve ratio must be returned to at least 1.15% no later than five years after establishment of the plan.

On October 6, 2008 the FDIC issued a Notice of Proposed Rulemaking on Risk-Bases Assessments and the Designated Reserve Ratio for 2009. The proposal calls for raising premiums by seven basis points during the first quarter of 2009, with a series of additional risk-based adjustments that would take effect in the second quarter of 2009. Under the proposal, premiums for well capitalized banks will increase from five to seven basis points to twelve to fourteen basis points for the first quarter of 2009. After that, base rates for well capitalized banks would be set at ten to fourteen basis points with additional adjustments resulting in base rates between eight and twenty-one basis points. Included in the proposed additional adjustments are reductions of up to two basis for banks with tier one ratios greater than ten percent and increases for banks with secured liabilities greater than fifteen percent of domestic deposits and banks with brokered deposits in excess of ten percent of domestic deposits.

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

Loans-to-One-Borrower Limitation

Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings association may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount, equal to 10% of unimpaired capital and surplus, may be lent if such loan is secured by readily marketable collateral, which is defined to include certain securities, but generally does not include real estate. Our internal policy, however, is to not make a commercial loan in excess of $5.0 million, nor to allow more than $7.5 million in total loan relationships with any one borrower, including the borrower’s residential mortgage and consumer loans. However, in special circumstances this limit may be exceeded subject to the approval of the Management Loan Committee in addition to a majority of the members of the Board of Directors.

Prompt Corrective Action

Under federal regulations, a savings association is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Office of Thrift Supervision may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2008, the Bank was a “well-capitalized institution” for this purpose.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if ESSA Bank & Trust failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should ESSA Bank & Trust make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2008, ESSA Bank & Trust’s total federal pre-1988 reserve was approximately $4.3 million. This reserve reflects the cumulative effects of federal tax deductions by ESSA Bank & Trust for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2008, ESSA Bank & Trust had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. At September 30, 2008, ESSA Bank & Trust had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from ESSA Bank & Trust as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bank & Trust’s federal income tax returns have not been audited in the most recent five-year period. The 2004, 2005 and 2006 tax years remain open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2008 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. ESSA Bank & Trust is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts ESSA Bank & Trust from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of ESSA Bank & Trust. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A.	Risk Factors

Future Changes in Interest Rates Could Reduce Our Profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

1.	the interest income we earn on our interest-earning assets, such as loans and securities; and

2.	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

From September, 2007 through October, 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 1.00%. While these short term market interest rates (which we use as a guide to price our deposits) decreased, longer term market interest rates (which we use as a guide to price our longer term loans) did not decrease to the same degree. As a result of this “steepening” of the market yield curve the Company’s net interest spread has increased from 1.93% for the quarter ended December 31, 2007 to 2.23% for the quarter ended September 30, 2008. If this steepening were to continue the initial increase in our interest rate spread would be reduced as our assets begin to re-price downward.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2008, the fair value of our debt securities available for sale totaled $204.0 million. Unrealized net losses on these available for sale securities totaled approximately $275,000 at September 30, 2008 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in ESSA Bank & Trust’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At September 30, 2008, in the event of an immediate 200 basis point increase in interest rates, the Office of Thrift Supervision model projects that we would experience a $29.8 million, or 20.0%, decrease in net portfolio value. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Recent Negative Developments in the Financial Industry and the Domestic and International Credit Markets may Adversely Affect our Operations and Results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio quality has deteriorated at many institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Our Continued Emphasis On Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2008, $69.5 million, or 9.8%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2008, our largest commercial real estate lending relationship was $4.8 million of loans located in Monroe County, Pennsylvania and secured by real estate. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.69% of total loans at September 30, 2008, material additions to our allowance could materially decrease our net income.

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

The following table provides certain information as of September 30, 2008 with respect to our main office located in Stroudsburg, Pennsylvania, and our thirteen full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage
Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

Route 940 HC 1 Box 1192 Blakeslee, PA 18610	Owned	2002	2,688

Route 209 & Lake Mineola Road P.O. Box 35 Brodheadsville, PA 18301	Owned	1983	4,100

Route 209 7001 Milford Road East Stroudsburg, PA 18324	Leased	1997	1,700

Routes 209 & 447 695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	420

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

Route 209 P.O. Box 1009 Marshalls Creek, PA 18335	Leased	1991	2,627

Mount Pocono Plaza 601 Route 940 Mt. Pocono, PA 18344	Leased	1999	536

1309 Blue Valley Drive Pen Argyl, PA 18072	Leased	2001	444

744 Main Street P.O. Box L Stroudsburg, PA 18360	Owned	1985	12,000

Route 611 1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

Route 611 RR1 Box 402 Tannersville, PA 18372	Leased	1993	611

Route 209 & Weir Lake Road P.O. Box 271 Brodheadsville, PA 18322	Leased	1997	576

Route 611 Tannersville Plaza Tannersville, PA 18372	Leased	2007	2500

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

The net book value of our premises, land and equipment was $10.7 million at September 30, 2008.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA”. The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2008 was 2,636. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp, Inc.’s common stock for the period ended September 30, 2007 and September 30, 2008. ESSA Bancorp, Inc. began trading on the Nasdaq Global Market on April 3, 2007. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

Fiscal 2008	High	Low	Dividends
Quarter ended September 30, 2008	$14.10	$12.90	$625,000
Quarter ended June 30, 2008	12.95	11.50	625,000
Quarter ended March 31, 2008	12.17	10.50	—
Quarter ended December 31, 2007	11.90	9.56	—

Fiscal 2007	High	Low	Dividends
Quarter ended September 30, 2007	$11.49	$10.20	$—
Quarter ended June 30, 2007	12.21	11.05	—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. We began to pay quarterly cash dividends in the third quarter of fiscal 2008. In determining whether and in what amount to pay a cash dividend in the future, the Board will take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will not be reduced or eliminated in the future.

The sources of funds for the payment of a cash dividend are the retained proceeds form the initial sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to ESSA Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from ESSA Bank & Trust. For a discussion of the limitations applicable to ESSA Bank & Trust’s ability to pay dividends, see “Business—Supervision and Regulation.”

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock between April 4, 2007 (the date the ESSA Bancorp, Inc. completed its initial public offering) and September 30, 2008, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

Index	04/04/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08
ESSA Bancorp, Inc.	100.00	93.80	94.65	95.50	99.75	106.62	118.72
SNL Thrift Index	100.00	98.24	91.79	64.44	61.45	50.83	47.28
Russell 2000	100.00	103.10	99.91	95.34	85.90	86.41	85.44

Source : SNL Financial LC

The Company repurchased Common Stock in the quarter ending September 30, 2008. On May 27, 2008, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 15% of the Company’s outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. No time limit was placed on the duration of the share repurchase program. As of September 30, 2008, 793,553 shares have been repurchased under the program, including 601,053 shares repurchased in the quarter described in the following table:

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2008 through July 31, 2008	256,200	12.88	256,200	2,098,435

August 1, 2008 through August 31, 2008	151,300	13.46	151,300	1,947,135

September 1, 2008 through September 30, 2008	193,553	13.55	193,553	$1,753,582

Total	601,053	13.24	601,053

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of ESSA Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At September 30,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:

Total assets	$993,482	$910,415	$725,796	$656,066	$592,824
Cash and cash equivalents	12,614	16,779	12,730	20,290	21,458
Investment securities:
Available for sale	204,078	205,267	89,122	62,506	45,074
Held to maturity	11,857	17,130	19,715	21,505	10,263
Loans, net	706,890	619,845	556,677	508,981	477,956
Federal Home Loan Bank stock	19,188	16,453	13,675	11,916	11,358
Premises and equipment	10,662	11,277	11,447	11,560	11,444
Bank owned life insurance	14,516	13,941	13,376	12,864	10,369
Deposits	370,529	384,716	402,153	374,759	333,201
Borrowed funds	412,757	313,927	259,299	221,479	205,134
Equity	200,086	204,692	58,337	54,371	50,260

	For the Year Ended September 30,
	2008	2007	2006		2005		2004
	(In thousands)
Selected Data:

Interest income	$52,065	$45,510		$36,451		$31,919		$28,810
Interest expense	25,642	23,805		19,217		14,323		11,933

Net interest income	26,423	21,705		17,234		17,596		16,877
Provision for loan losses	900	360		300		550		530

Net interest income after provision for loan losses	25,523	21,345		16,934		17,046		16,347
Non-interest income	4,803	5,496		5,518		5,281		4,280
Non-interest expense	21,181	31,185		16,685		16,493		15,540

Income (loss) before income tax expense	9,145	(4,344)		5,767		5,834		5,087
Income tax expense	3,068	782		1,813		1,383		1,172

Net income (loss)	$6,077	$(5,126)		$3,954		$4,451		$3,915

Earnings (loss) per share [1]
Basic	$0.39	$(0.47)	$	N/A	$	N/A	$	N/A

Diluted	$0.38	$(0.47)	$	N/A	$	N/A	$	N/A

[1]	Earnings per share for 2007 are calculated for the period beginning with the Company’s date of conversion of April 3, 2007.

	At or For the Year Ended September 30,
	2008	2007	2006	2005	2004
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.63%	(0.62)%	0.58%	0.72%	0.71%
Return on average equity	2.92%	(3.88)%	6.96%	8.42%	8.20%
Interest rate spread (1)	2.09%	2.18%	2.46%	2.85%	3.10%
Net interest margin (2)	2.88%	2.78%	2.70%	3.04%	3.28%
Efficiency ratio (3)	67.83%	116.18%	73.33%	72.09%	73.45%
Noninterest expense to average total assets	2.21%	3.78%	2.45%	2.67%	2.82%
Average interest-earning assets to average interest-bearing liabilities	128.60%	120.21%	108.00%	107.69%	107.70%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.40%	0.06%	0.07%	0.10%	0.13%
Non-performing loans as a percent of total loans	0.55%	0.09%	0.08%	0.12%	0.14%
Allowance for loan losses as a percent of non-performing loans	124.81%	757.83%	809.87%	588.93%	455.19%
Allowance for loan losses as a percent of total loans	0.69%	0.67%	0.69%	0.70%	0.63%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	30.30%	32.84%	15.77%	15.55%	16.05%
Tier 1 risk-based capital (to risk weighted assets)	29.42%	31.88%	14.79%	14.59%	15.14%
Tangible capital (to tangible assets)	15.50%	16.61%	8.06%	8.30%	8.46%
Tier 1 leverage (core) capital (to adjusted tangible assets)	15.50%	16.61%	8.06%	8.30%	8.49%
Average equity to average total assets	21.77%	15.98%	8.36%	8.55%	8.67%

Other Data:
Number of full service offices	13	13	12	12	12

(1)	The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;

•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;

•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;

•	Remaining within our risk management parameters; and

•	Employing affordable technology to increase profitability and improve customer service.

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

•

Expanding our banking franchise through branching and acquisitions. We will attempt to use the net proceeds from the offering, as well as our new stock holding company structure, to expand our market footprint through de novo branching as well as through acquisitions of banks, savings institutions and other financial service providers in our primary market area. We will also consider establishing de novo branches or acquiring financial institutions in contiguous counties. We opened a new branch office in Tannersville, Pennsylvania in March, 2007. We will continue to review and assess locations for new branches both within Monroe County and the contiguous counties around Monroe. There can be no assurance that we will be able to consummate any acquisitions or establish any additional new branches. We may explore acquisition opportunities involving other banks and thrifts, and possibly financial service companies, when and as they arise, as a means of supplementing internal growth, filling gaps in our current geographic market area and expanding our customer base, product lines and internal capabilities, although we have no current plans, arrangements or understandings to make any acquisitions.

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

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective October 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with FIN No. 48, interest or penalties incurred for income taxes will be recorded as a component of other expenses. The adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.

Comparison of Financial Condition at September 30, 2008 and September 30, 2007

Total Assets. Total assets increased $83.1 million, or 9.1%, to $993.5 million at September 30, 2008, compared to $910.4 million at September 30, 2007. This increase was primarily due to increases in certificates of deposit, net loans receivable, and Federal Home Loan Bank stock offset, in part by decreases in cash and due from banks, interest bearing deposits with other banks and investment securities held to maturity.

Cash and Due from Banks. Cash and due from banks decreased $2.2 million or 21.0% to $8.4 million at September 30, 2008 from $10.6 million at September 30, 2007. The primary reason for this decrease was decreases in the Company’s cash on hand at the Bank’s branch locations combined with a decrease in the Company’s cash balance at the Federal Reserve Bank of Philadelphia. Both of these cash balances fluctuate up and down based on the customer trends and demands within our branch network.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $1.9 million, or 31.5%, to $4.2 million at September 30, 2008 from $6.2 million at September 30, 2007. The primary reason for the decrease was a decrease in the Company’s interest bearing demand deposit account at the FHLBank Pittsburgh of $1.9 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $1.2 million, or 1% to $204.1 million at September 30, 2008 from $205.3 million at September 30, 2007. The decrease was due primarily to an increase of $33.3 million in the Company’s portfolio of mortgage-backed securities issued by United States sponsored agencies or entities offset by a $33.5 million decrease in the Company’s portfolio of United States government agency securities along with the previously discussed $802,000 other than temporary impairment write down of Fannie Mae preferred stock owned by the Company. The growth in the mortgage-backed securities was due to the reinvestment of the proceeds from United States government agency security maturities.

Investment Securities Held to Maturity. Investment securities held to maturity decreased $5.3 million or 30.8% to $11.9 million at September 30, 2008 from $17.1 million at September 30, 2007. The primary reasons for this decrease were the maturities of U.S. Government Agency Securities and repayments received on mortgage-backed securities issued by U.S. Government Agencies.

Net Loans. Net loans increased $87.1 million, or 14.0%, to $706.9 million at September 30, 2008 from $619.8 million at September 30, 2007. Loan growth was primarily attributable to growth in several product categories as a result of our continued marketing efforts and a decrease in the number of non-financial institution competitors. One- to-four-family residential mortgages increased by $71.9 million to $572.0 million at September 30, 2008 from $500.1 million at September 30, 2007. For the same period, commercial real estate loans increased by $11.1 million to $69.5 million from $58.4 million, construction loans outstanding increased by $454,000 to $8.3 million at September 30, 2008 from $7.8 million at September 30, 2007, and commercial loans increased by $4.3 million to $12.0 million at September 30, 2008 from $7.7 million at September 30, 2007.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock increased $2.7 million, or 16.6%, to $19.2 million at September 30, 2008 from $16.5 at September 30, 2007. The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or  1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. FHLBank Pittsburgh borrowings outstanding at September 30, 2008 were $367.8 million compared to borrowings of $313.9 million at September 30, 2007.

Deposits. Deposits decreased by $14.2 million, or 3.7%, to $370.5 million at September 30, 2008 from $384.7 million at September 30, 2007. The decrease in deposits was primarily due to decreases in savings and club accounts of $4.5 million, retail certificates of deposit of $32.6 million and brokered certificates of deposit of $9.1 million offset in part by an increase in money market accounts of $35.0 million. The overall decline in deposits was primarily attributable to the increasingly competitive environment within the Company’s market area. The decline in brokered certificates was the result of the Company’s decision not to renew maturing certificates based on the cost of renewing those certificates compared to other available funding sources. Money market accounts increased in part in response to rate promotions for that product. At September 30, 2008, the Company had $10.9 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, increased $98.8 million or 31.5% to $412.8 million at September 30, 2008 from $313.9 million at September 30, 2007. Included in borrowed funds at September 30, 2008 were $45.0 million of repurchase agreements with various financial institution third parties. Except for these borrowings all borrowed funds are from the FHLBank Pittsburgh. The increase in borrowed funds was primarily due to the need to offset the decline in deposits, to fund additional loan growth and to purchase investment securities and certificates of deposit.

Stockholders’ Equity. Stockholders’ equity decreased by $4.6 million, or 2.3% to $200.1 million at September 30, 2008 from $204.7 million at September 30, 2007. This decrease was primarily the result of stock repurchases of $10.4 million and the payment of cash dividends of $1.3 million which were partially offset by net income of $6.1 million for the year ending September 30, 2008.

Comparison of Operating Results for the Years Ended September 30, 2008 and September 30, 2007

Net Income. Net income increased $11.2 million to $6.1 million for the fiscal year ended September 30, 2008 from a net loss of $5.1 million for the fiscal year ended September 30, 2007. The increase was primarily the result of a one time contribution of $12.7 million made by the Company during the year ended September 30, 2007 to the ESSA Bank & Trust Foundation, in conjunction with the Company’s stock offering which was consummated on April 3, 2007.

Net Interest Income. Net interest income increased by $4.7 million, or 21.7%, to $26.4 million for fiscal year 2008 from $21.7 million for fiscal year 2007. The increase was primarily attributable to an increase in net average interest-earning assets of $72.9 million offset, in part, by a decrease of 9 basis points in the interest rate spread to 2.09% for fiscal year 2008 from 2.18% for fiscal year 2007.

Interest Income. Interest income increased $6.6 million, or 14.4% to $52.1 million for fiscal year 2008 from $45.5 million for fiscal year 2007. The increase resulted from a $137.5 million increase in average interest-earning assets which had the effect of increasing interest income by $7.7 million. In addition, there was a 16 basis point decrease in the overall yield on interest earning assets to 5.68% for fiscal year 2008, from 5.84% for fiscal year 2007 which decreased interest income by $1.1 million. The average balance of loans during 2008 increased $78.7 million over the average balance during 2007, along with increases in the average balances of investment securities of $7.7 million and mortgage-backed securities of $53.0 million. In addition, average Federal Home Loan Bank stock increased $3.2 million along with a decrease in the average balance of other interest earning assets of $5.2 million. The primary reasons for the increase in investment securities and mortgage-backed securities was the partial reinvestment of borrowing proceeds into these assets along with the investment of the majority of the net proceeds from the stock offering into short-term, investment grade debt and mortgage-backed securities issued by United States government sponsored agencies or entities. Average FHLB stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or  1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. The decrease in average other interest earning assets was the result of a decrease in the average balance of interest earning deposits held by the Company in its FHLBank Pittsburgh demand account of $2.0 million. Funds received during the Company’s stock offering contributed to an increase in the Bank’s FHLBank Pittsburgh average demand deposit account balance for the year ended September 30, 2007. The average yield on loans decreased to 6.03% for the fiscal year 2008, from 6.10% for the fiscal year 2007. The average yields on investment securities decreased to 4.77% from 5.11% and the average yields on mortgage backed securities increased to 4.93% from 4.92% for the 2008 and 2007 periods, respectively.

Interest Expense. Interest expense increased $1.8 million, or 7.7% to $25.6 million for fiscal year 2008 from $23.8 million for fiscal year 2007. The increase resulted from a $64.6 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $3.4 million. In addition, there was a 7 basis point decrease in the overall cost of interest-bearing liabilities to 3.59% for fiscal 2008 from 3.66% for fiscal 2007, which decreased interest expense by $1.6 million. Average savings and club accounts decreased by $12.4 million, average NOW accounts decreased $5.8 million, average money market accounts increased $22.7 million and average certificates of deposit decreased $36.0 million. For fiscal 2008, average borrowed funds increased $96.1 million over 2007. The cost of money market accounts decreased to 2.9% for fiscal year 2008 from 3.12% for fiscal year 2007. The cost of certificates of deposit decreased to 4.19% from 4.48% and the cost of borrowed funds decreased to 4.48% from 4.81% for fiscal 2008 and 2007, respectively.

Provision for Loan Losses. ESSA Bancorp, Inc. establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $900,000 for fiscal year 2008 compared to a $360,000 provision for the 2007 fiscal year. At September 30, 2008 the Company had two commercial loan relationships whose loans were judged by management to be impaired. A commercial real estate relationship with combined outstanding loans of $2.5 million was allocated a specific loan loss allowance of $457,000. A commercial business relationship with combined loans of $201,000 was allocated a specific loan loss allowance of $77,000. These specific allowance allocations were also considered in the Company’s evaluation for its provision for loan losses for the fiscal year ended September 30, 2008. The allowance for loan losses was $4.9 million or 0.69% of loans outstanding at September 30, 2008, compared to $4.2 million, or 0.67% of loans outstanding at September 30, 2007.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. Historically, the Bank’s loan portfolio has consisted primarily of one-to four-family residential mortgage loans. However, our current business plan calls for increases in commercial real estate loan originations. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous commercial real estate may result in large additions to the allowance for loan losses in future periods. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

Non-Interest Income. Non-interest income decreased $693,000 or 12.6%, to $4.8 million for the year ended September 30, 2008, from $5.5 million for the comparable 2007 period. The decrease was primarily attributable to the one time other-than temporary-impairment pretax charge of $802,000 related to Fannie Mae preferred stock the Company owns. Excluding the one time charge, noninterest income increased $109,000, or by 2.0% for the year ended September 30, 2008, compared to the year ended September 30, 2007. This increase was primarily due to increases in service charges and fees on loans of $37,000 and trust and investment fees of $100,000 for fiscal 2008 compared to fiscal 2007.

Non-Interest Expense. Non-interest expense decreased $10.0 million, or 32.1%, to $21.2 million for fiscal year 2008 from $31.2 million for the comparable period in 2007. The primary reason for the decrease was the $12.7 million contribution made to the Foundation during the 2007 period. Excluding the contribution, noninterest expense increased $2.7 million or 14.5%. The primary reasons for the increase excluding the contribution were increases in compensation and employee benefits of $1.8 million, occupancy and equipment of $189,000, professional fees of $617,000 and other expenses of $98,000. Compensation and employee benefits increased primarily as a result of normal compensation increases of $677,000, along with an increase in the expense related to the ESOP of $237,000 and the additional expense of $717,000 related to the Company’s Equity Incentive Plan. Occupancy and equipment costs increased primarily as a result of increases in rental costs of $54,000, along with increases in depreciation expense of $62,000. Professional fees increased primarily as a result of increased legal, accounting and regulatory fees associated with being a public reporting company, including approximately $270,000 related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act. Other expense increased primarily due to increased loan processing costs related to increased loan volume.

Income Taxes. Income tax expense of $3.1 million was recognized for fiscal year 2008 compared to an income tax expense of $782,000 recognized for fiscal year 2007. The $802,000 impairment loss associated with the Company’s Fannie Mae perpetual preferred stock was characterized as a capital loss at September 30, 2008. As such and since the Company had no capital gains to offset this loss during the 2008 fiscal year, there was no tax benefit related to this loss for the fiscal year ended September 30, 2008. The Emergency Economic Stabilization Act which became law on October 3, 2008, among other things, re-characterized such losses as operating. The Company expects to realize a tax benefit of approximately $317,000 during the first quarter of its 2009 fiscal year as a result of this change.

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

	For the Years Ended September 30,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1) (2)	$666,284	$40,180	6.03%	$587,566	$35,866	6.10%	$533,351	$31,744	5.95%
Investment securities
Taxable(3)	72,287	3,301	4.75%	65,296	3,222	4.93%	44,678	1,848	4.14%
Exempt from federal income tax(3) (4)	7,347	331	6.81%	6,642	302	6.89%	5,894	278	7.15%

Total investment securities	79,634	3,632	4.77%	71,938	3,524	5.11%	50,572	2,126	4.49%
Mortgage-backed securities	146,723	7,235	4.93%	93,678	4,605	4.92%	40,247	1,731	4.30%
Federal Home Loan Bank stock	17,820	766	4.30%	14,577	794	5.45%	12,115	519	4.28%
Other	8,454	252	2.98%	13,642	721	5.29%	7,422	331	4.46%

Total interest-earning assets	918,915	52,065	5.68%	781,401	45,510	5.84%	643,707	36,451	5.68%
Allowance for loan losses	(4,406)			(4,017)			(3,694)
Noninterest-earning assets	42,675			47,271			39,875

Total assets	$957,184			$824,655			$679,888

Interest-bearing liabilities:
NOW accounts	$55,073	42	0.07%	$60,826	45	0.07%	$59,709	44	0.07%
Money market accounts	58,034	1,684	2.90%	35,351	1,104	3.12%	31,618	687	2.17%
Savings and club accounts	62,982	277	0.44%	75,354	320	0.42%	79,452	355	0.45%
Certificates of deposit	168,763	7,063	4.19%	204,802	9,171	4.48%	197,064	7,926	4.02%
Borrowed funds	369,719	16,576	4.48%	273,669	13,165	4.81%	228,198	10,205	4.47%

Total interest-bearing liabilities	714,571	25,642	3.59%	650,002	23,805	3.66%	596,041	19,217	3.22%
Non-interest bearing demand accounts	24,211			34,934			21,383
Noninterest-bearing liabilities	10,013			7,882			5,650

Total liabilities	748,795			692,818			623,074
Equity	208,389			131,837			56,814

Total liabilities and equity	$957,184			$824,655			$679,888

Net interest income		$26,423			$21,705			$17,234

Interest rate spread			2.09%			2.18%			2.46%
Net interest-earning assets	$204,344			$131,399			$47,666

Net interest margin(5)			2.88%			2.78%			2.70%

Average interest-earning assets to average interest-bearing liabilities		128.60%			120.22%		108.00%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized revenues (costs) on loans totaling $287,000 for 2008, $440,000 for 2007, and $603,000 for 2006.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2008 vs. 2007			For the Years Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$4,731	$(417)	$4,314	$3,303	$819	$4,122
Investment securities	368	(260)	108	1,054	344	1,398
Mortgage-backed securities	2,621	9	2,630	2,592	282	2,874
Federal Home Loan Bank stock	158	(186)	(28)	117	158	275
Other	(218)	(251)	(469)	319	71	390

Total interest-earning assets	7,660	(1,105)	6,555	7,385	1,674	9,059

Interest-bearing liabilities:
NOW accounts	(3)	—	(3)	1	—	1
Money market accounts	663	(83)	580	89	328	417
Savings and club accounts	(57)	14	(43)	(15)	(20)	(35)
Certificates of deposit	(1,541)	(567)	(2,108)	318	927	1,245
Borrowed funds	4,365	(953)	3,412	2,142	818	2,960

Total interest-bearing liabilities	3,427	(1,589)	1,838	2,535	2,053	4,588

Net change in interest income	$4,233	$484	$4,717	$4,850	$(379)	$4,471

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

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the

United States Treasury yield curve increases or decreases instantaneously by 50 to 300 basis points (100 basis points in the event of an interest rate decrease) in 50 and 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of September 30, 2008, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+300	$105,195	$(47,343)	(31)%	11.96%	(403)
+200	122,778	(29,760)	(20)%	13.56%	(243)
+100	139,822	(12,716)	(8)%	15.01%	(98)
+50	146,876	(5,662)	(4)%	15.57%	(42)
—	152,538	—	—	15.98%	—
-50	156,030	3,493	2%	16.20%	22
-100	158,680	6,142	4%	16.34%	36

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2008, in the event of an immediate 100 basis point decrease in interest rates, we would experience a 4.0% increase in net portfolio value. In the event of an immediate 100 basis point increase in interest rates, we would experience an 8.0% decrease in net portfolio value.

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

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2008, $12.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $25.6 million at September 30, 2008. As of September 30, 2008, we had $367.8 million in borrowings outstanding from the Federal Home Loan Bank of Pittsburgh and $45.0 million in repurchase agreements. We have access to Federal Home Loan Bank advances of up to approximately $573.0 million.

At September 30, 2008, we had $60.9 million in loan commitments outstanding, which included $21.2 million in undisbursed construction loans, $23.6 million in unused home equity lines of credit and $5.6 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2008 totaled $102.3 million, or 66.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $10.7 million, $4.6 million and $1.8 million for the years ended September 30, 2008, 2007 and 2006, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. In particular, we made a contribution of common stock to the ESSA Bank & Trust Foundation of $11.1 million during the year ended September 30, 2007. Net cash used in investing activities was $89.5 million, $179.2 million and $75.2 million in fiscal years 2008, 2007 and 2006, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $119.5 million, $174.6 million and $52.2 million in the years ended September 30, 2008, 2007 and 2006, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $74.6 million in fiscal year 2008, $178.6 million in fiscal year 2007 and $65.8 million in fiscal year 2006. In addition, during fiscal 2008 we used $9.4 million to repurchase our stock as part of a previously disclosed stock repurchase plan. In 2007, we completed our initial public offering in which we received net proceeds of $155.8 million. This was offset partially by the purchase of common stock in connection with the ESOP of $13.6 million. The net effect of our operating, investing and financing activities was to reduce our cash and cash equivalents from $12.7 million at the beginning of fiscal year 2006 to $12.6 million at the end of fiscal year 2008.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt	$68,000	$156,747	$111,500	$37,000	$373,247
Operating leases	373	625	420	1,851	3,269
Certificates of deposit	102,292	31,657	19,773	—	153,722

Total	$170,665	$189,029	$131,693	$38,851	$530,238

Commitments to extend credit	$38,137	$—	$18	$22,701	$60,856

We also have obligations under our post retirement plan as described in note 15 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $409,000 to our post retirement plan in 2009. In addition, as part of the reorganization and stock offering, the ESOP trust borrowed funds from ESSA Bancorp, Inc. and used those funds to purchase a number of shares equal to 8% of the common stock issued in the offering.

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

For fiscal year 2008, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

Not Applicable.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

(c)	Management report on internal control over financial reporting.

The management of ESSA Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. ESSA Bancorp’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of ESSA Bancorp; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ESSA Bancorp’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ESSA Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. See the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Nominees for Directors,” “— Continuing Directors,” “— Board Meetings and Committees,” “— Executive Officers of the Bank Who Are Not Also Directors,” “Corporate Governance, Code of Ethics and Business conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on February 5, 2009 (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation is presented under the headings “Proposal I—Election of Directors-Director Compensation,” “— Benefit Plans and Arrangements,” and “— Summary Compensation Table” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2008 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,458,379	$12.35	239,711
Equity compensation plans not approved by stockholders	—	—	—

Total	1,458,379	$12.35	239,711

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Transactions with Certain Related Persons” and “Proposal II—Election of Directors—Director Independence” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheet - at September 30, 2008 and 2007

(C) Consolidated Statement of Income (Loss) - Years ended September 30, 2008, 2007 and 2006
(D) Consolidated Statement of Changes In Stockholders’ Equity - Years ended September 30, 2008, 2007 and 2006

(E) Consolidated Statement of Cash Flows - Years ended September 30, 2008, 2007 and 2006

(F) Notes to Consolidated Financial Statements.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

REPORT ON MANAGEMENT’S ASSESSMENT OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

ESSA Bancorp, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of ESSA Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Company’s system of internal control over financial reporting as of September 30. 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2008, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 11, 2008

Corporate Center: 200 Palmer Street    PO Box L    Stroudsburq, PA 18360-0160    570-421-0531    Fax: 570-421-7158

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

We have audited ESSA Bancorp, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 11, 2008, expressed an unqualified opinion.

Wexford, PA
December 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of ESSA Bancorp, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2008, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

As discussed in Note 15 to the consolidated financial statements, ESSA Bancorp, Inc. changed its method of accounting for its defined benefit pension plans as of September 30, 2007, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Wexford, PA
December 11, 2008

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2008	2007
	(dollars in thousands)
ASSETS
Cash and due from banks	$8,382	$10,604
Interest-bearing deposits with other institutions	4,232	6,175

Total cash and cash equivalents	12,614	16,779
Certificates of deposit	3,777	—
Investment securities available for sale	204,078	205,267
Investment securities held to maturity (fair value of $11,924 and $16,876)	11,857	17,130
Loans receivable (net of allowance for loan losses of $4,915 and $4,206)	706,890	619,845
Federal Home Loan Bank stock	19,188	16,453
Premises and equipment	10,662	11,277
Bank-owned life insurance	14,516	13,941
Other assets	9,900	9,723

TOTAL ASSETS	$993,482	$910,415

LIABILITIES
Deposits	$370,529	$384,716
Short-term borrowings	39,510	34,230
Other borrowings	373,247	279,697
Advances by borrowers for taxes and insurance	2,047	1,423
Other liabilities	8,063	5,657

TOTAL LIABILITIES	793,396	705,723

Commitment and contingencies (Notes 13 and 14)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 16,777,667 and 16,980,900 outstanding at September 30, 2008 and September 30, 2007)	170	170
Additional paid-in capital	159,919	166,782
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(12,792)	(13,283)
Retained earnings	58,227	53,400
Treasury stock, at cost; 203,233 shares outstanding	(2,753)	—
Accumulated other comprehensive loss	(2,685)	(2,377)

TOTAL STOCKHOLDERS’ EQUITY	200,086	204,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$993,482	$910,415

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended September 30,
	2008	2007	2006
	(dollars in thousands)
INTEREST INCOME
Loans receivable	$40,180	$35,866		$31,744
Investment securities:
Taxable	10,536	7,827		3,579
Exempt from federal income tax	331	302		278
Other investment income	1,018	1,515		850

Total interest income	52,065	45,510		36,451

INTEREST EXPENSE
Deposits	9,066	10,640		9,012
Short-term borrowings	1,424	1,769		1,081
Other borrowings	15,152	11,396		9,124

Total interest expense	25,642	23,805		19,217

NET INTEREST INCOME	26,423	21,705		17,234
Provision for loan losses	900	360		300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,523	21,345		16,934

NONINTEREST INCOME
Service fees on deposit accounts	3,480	3,492		3,825
Services charges and fees on loans	624	587		491
Trust and investment fees	864	764		642
Impairment loss on securities	(802)	—		—
Gain on sale of loans, net	—	12		7
Earnings on Bank-owned life insurance	575	565		512
Other	62	76		41

Total noninterest income	4,803	5,496		5,518

NONINTEREST EXPENSE
Compensation and employee benefits	12,650	10,829		9,194
Occupancy and equipment	2,839	2,650		2,395
Professional fees	1,432	815		736
Data processing	1,866	1,837		1,819
Advertising	630	695		577
Contributions	—	12,693		423
Other	1,764	1,666		1,541

Total noninterest expense	21,181	31,185		16,685

Income (loss) before income taxes	9,145	(4,344)		5,767
Income taxes	3,068	782		1,813

NET INCOME (LOSS)	$6,077	$(5,126)		$3,954

Earnings (loss) per share[1]:
Basic	$0.39	$(0.47)	$	N/A
Diluted	$0.38	$(0.47)	$	N/A

[1]	Earnings per share for 2007 are calculated for the period beginning with the Company’s date of conversion of April 3, 2007.

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)

	Number of Shares	Amount
	(dollars in thousands)
Balance, September 30, 2005	—	$—	$—	$—	$54,572	$—	$(201)	$54,371

Net income	—	—	—	—	3,954			3,954	$3,954
Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $6							12	12	12

Comprehensive income	—	—	—	—					$3,966

Balance, September 30, 2006	—	—	—	—	58,526	—	(189)	58,337

Net loss					(5,126)			(5,126)	$(5,126)
Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $123							238	238	238

Comprehensive loss									$(4,888)

Cumulative effect of change in accounting for pension, net of income tax benefit of $1,250							(2,426)	(2,426)
Issuance of common stock for initial public offering, net of expenses of $2.9 million	15,870,000	159	155,647					155,806
Issuance of common stock to ESSA Bank & Trust Foundation	1,110,900	11	11,098					11,109
Stock purchased for ESOP				(13,585)				(13,585)
Allocation of ESOP stock			37	302				339

Balance, September 30, 2007	16,980,900	170	166,782	(13,283)	53,400	—	(2,377)	204,692

Net income					6,077			6,077	$6,077
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income tax benefit of $114							(220)	(220)	(220)
Change in unrecognized pension cost, net of income tax benefit of $45							(88)	(88)	(88)

Comprehensive income									$5,769

Cash dividends declared ($.04 per share)					(1,250)			(1,250)
Stock-based compensation			717					717
Allocation of ESOP stock			85	491				576
Treasury shares purchased	(793,553)					(10,418)		(10,418)
Allocation of treasury shares to incentive plans	590,320		(7,665)			7,665		—

Balance, September 30, 2008	16,777,667	$170	$159,919	$(12,792)	$58,227	$(2,753)	$(2,685)	$200,086

							2008	2007	2006
Components of other comprehensive income (loss):
Change in net unrealized gain (loss) on investment securities available for sale							$(749)	$238	$12
Realized impairment loss included in net income, net of income tax benefit of $273 in 2008							529	—	—

Total							$(220)	$238	$12

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$6,077	$(5,126)	$3,954
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	900	360	300
Provision for depreciation and amortization	1,253	1,054	1,063
Accretion of discounts and premiums, net	(397)	(118)	(500)
Impairment loss on securities	802	—	—
Gain on sale of loans, net	—	(12)	(7)
Contribution of common stock to charitable foundation	—	11,109	—
Compensation expense on ESOP	576	339	—
Stock-based compensation	717	—	—
Decrease (increase) in accrued interest receivable	443	(1,984)	(530)
Increase (decrease) in accrued interest payable	(21)	292	551
Decrease (increase) in other receivables	—	1,841	(1,841)
Earnings on Bank-owned life insurance	(575)	(565)	(512)
Deferred federal income taxes	(394)	(1,587)	76
Other, net	1,314	(1,038)	(708)

Net cash provided by operating activities	10,695	4,565	1,846

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	98	—	—
Purchase of certificates of deposit	(3,767)	—	—
Investment securities available for sale:
Proceeds from principal repayments and maturities	119,541	58,989	23,537
Purchases	(119,476)	(174,644)	(50,213)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	5,263	2,575	3,753
Purchases	—	—	(1,988)
Increase in loans receivable, net	(87,693)	(63,088)	(47,800)
Proceeds from sale of loans	—	923	340
Redemption of FHLB stock	4,084	2,764	2,325
Purchase of FHLB stock	(6,819)	(5,542)	(4,084)
Proceeds from sale of other real estate	—	—	83
Purchase of premises, equipment, and software	(698)	(1,130)	(1,180)

Net cash used for investing activities	(89,467)	(179,153)	(75,227)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(14,187)	(17,437)	27,394
Net increase (decrease) in short-term borrowings	5,280	(1,069)	7,820
Proceeds from other borrowings	146,050	82,697	57,000
Repayment of other borrowings	(52,500)	(27,000)	(27,000)
Increase (decrease) in advances by borrowers for taxes and insurance	624	(775)	607
Purchase of treasury stock shares	(9,410)	—	—
Dividends on common stock	(1,250)	—	—
Net proceeds from the issuance of common stock	—	155,806	—
Purchase of common stock in connection with ESOP	—	(13,585)	—

Net cash provided by financing activities	74,607	178,637	65,821

Increase (decrease) in cash and cash equivalents	(4,165)	4,049	(7,560)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,779	12,730	20,290

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,614	$16,779	$12,730

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$25,663	$23,513	$18,666
Income taxes	2,996	2,060	1,550
Noncash items:
Other real estate owned	31	—	74
Treasury stock payable	1,008	—	—

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities classified as held to maturity are those securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, recognized in interest income using the interest method over the period to maturity.

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

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and inherent risks in the loan portfolio at the consolidated balance sheet date. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, since it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared with amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. Total servicing assets included in other assets as of September 30, 2008 and 2007, were $156,000 and $183,000, respectively.

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

Bank-Owned Life Insurance (BOLI)

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increase in cash surrender value is recorded as noninterest income on the consolidated statement of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried at the lower of cost or fair value minus estimated costs to sell. Valuation allowances for estimated losses are provided when the carrying value of the real estate acquired exceeds fair value minus estimated costs to sell. Operating expenses of such properties, net of related income, are expensed in the period incurred. The Company had $31,000 of foreclosed real estate included in other assets as of September 30, 2008. The Company did not have any foreclosed real estate included in other assets as of September 30, 2007.

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

During 2008, the Company implemented an Equity Incentive Plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123(R), Share-Based Payment, and has recorded stock-based employee compensation cost using the fair value method. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method allowed under SAB No. 107. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Expected dividend yield	0.70%
Expected volatility	8.50%
Risk-free interest rate	3.85%
Expected option life in years	6.50

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred tax assets and liabilities are reflected based on the differences between the financial statement and the income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expense and benefit are based on the changes in the deferred tax assets or liabilities from period to period. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which such items are expected to be realized or settled. As changes in tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return and individual state income tax returns.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective October 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with FIN No. 48, interest or penalties incurred for income taxes will be recorded as a component of other expenses. The adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.

Cash and Cash Equivalents

The Company has defined cash and cash equivalents as cash and due from banks and interest-bearing deposits with other institutions.

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share are calculated utilizing net income as reported as the numerator and average shares outstanding as the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any options are adjusted for in the denominator.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FAS Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FAS Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and, therefore, does not require a separate effective date or transition method. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

The following table sets for the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2008 and 2007. The net loss of $7,289,000 from April 3, 2007 (date of conversion) to September 30, 2007 will be used as the numerator for the year ended 2007.

	2008	2007
Weighted average common shares outstanding	16,980,900	16,980,900
Average treasury stock shares	(5,406)
Average unearned ESOP shares	(1,300,445)	(1,340,780)
Average unearned nonvested shares	(117,641)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	15,557,408	15,640,120

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	360,395	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	59,108	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	15,976,911	15,640,120

4.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$56,462	$189	$(515)	$56,136
Freddie Mac	77,700	269	(282)	77,687
Governmental National Mortgage Association securities	14,037	113	(28)	14,122

Total mortgage-backed securities	148,199	571	(825)	147,945
Obligations of states and political subdivisions	7,171	104	(129)	7,146
U.S. government agency securities	48,887	140	(136)	48,891

Total debt securities	204,257	815	(1,090)	203,982
Equity securities	79	17	—	96

Total	$204,336	$832	$(1,090)	$204,078

Held to Maturity
Fannie Mae	$6,179	$25	$(23)	$6,181
Freddie Mac	3,678	43	(1)	3,720

Total mortgage-backed securities	9,857	68	(24)	9,901
U.S. government agency securities	2,000	23	—	2,023

Total	$11,857	$91	$(24)	$11,924

4.	INVESTMENT SECURITIES (Continued)

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$24,850	$98	$(63)	$24,885
Freddie Mac	74,484	147	(467)	74,164
Governmental National Mortgage Association securities	15,506	133	(75)	15,564

Total mortgage-backed securities	114,840	378	(605)	114,613
Obligations of states and political subdivisions	7,172	166	(6)	7,332
U.S. government agency securities	82,297	122	(27)	82,392

Total debt securities	204,309	666	(638)	204,337
Equity securities	882	85	(37)	930

Total	$205,191	$751	$(675)	$205,267

Held to Maturity
Fannie Mae	$7,777	$4	$(181)	$7,600
Freddie Mac	4,622	—	(80)	4,542

Total mortgage-backed securities	12,399	4	(261)	12,142
U.S. government agency securities	4,731	8	(5)	4,734

Total	$17,130	$12	$(266)	$16,876

The amortized cost and fair value of debt securities at September 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$23,408	$23,424	$2,184	$2,207
Due after one year through five years	33,334	33,354	4,542	4,595
Due after five years through ten years	528	522	3,112	3,114
Due after ten years	146,987	146,682	2,019	2,008

Total	$204,257	$203,982	$11,857	$11,924

The Company had no sales of investment securities for the three years ending September 30, 2008.

Investment securities with carrying values of $15,960,000 and $8,616,000 at September 30, 2008 and 2007, respectively, were pledged to secure public deposits and other purposes as required by law.

5.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2008
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	20	$41,932	$(538)	$—	$—	$41,932	$(538)
Freddie Mac	17	27,530	(257)	940	(26)	28,470	(283)
Governmental National Mortgage Association securities	4	3,694	(28)	—	—	3,694	(28)
Obligations of states and political subdivisions	6	4,076	(129)	—	—	4,076	(129)
U.S. government agency securities	5	18,260	(136)	—	—	18,260	(136)

Total	52	$95,492	$(1,088)	$940	$(26)	$96,432	$(1,114)

	2007
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	16	$12,154	$(54)	$7,308	$(190)	$19,462	$(244)
Freddie Mac	44	33,443	(189)	13,692	(358)	47,135	(547)
Governmental National Mortgage Association securities	2	3,398	(75)	—	—	3,398	(75)
Obligations of states and political subdivisions	3	2,055	(6)	—	—	2,055	(6)
U.S. government agency securities	9	5,627	(16)	9,719	(16)	15,346	(32)
Equity securities	1	463	(37)	—	—	463	(37)

Total	75	$57,140	$(377)	$30,719	$(564)	$87,859	$(941)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The policy of the Company is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at September 30, 2008, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. However, as of September 30, 2008, the Company recognized a loss of $802,000 on equity securities that it deemed, through analysis of the security, to be other than a temporary loss. The loss is related to Fannie Mae perpetual preferred stock that the Company owns. Fannie Mae was placed into conservatorship by the U.S. Government on September 7, 2008.

6.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2008	2007
Real estate loans:
Residential	$572,038	$500,104
Construction	8,254	7,800
Commercial	69,505	58,447
Commercial	11,987	7,699
Home equity loans and lines of credit	47,508	47,544
Other	3,059	3,875

	712,351	625,469
Less deferred loan fees	546	1,418

	711,805	624,051
Less allowance for loan losses	4,915	4,206

Net loans	$706,890	$619,845

Mortgage loans serviced by the Company for others amounted to $16,665,000, $19,346,000 and $21,894,000 at September 30, 2008, 2007, and 2006, respectively.

At September 30, 2008, 2007, and 2006, the Company had nonaccrual loans of $3,938,000, $555,000, and $476,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $133,000, $34,000, and $37,000 for the years ended September 30, 2008, 2007, and 2006, respectively. Included in September 30, 2008 nonaccrual loans were $2,495,000 of impaired loans. The Company had no impaired loans at September 30, 2007.

Impaired loans for the year ended September 30, 2008 are summarized as follows (in thousands):

2008
Impaired loans with a related allowance	$2,697
Impaired loans without a related allowance	—
Related allowance for loan losses	534
Average recorded balance of impaired loans	225
Interest income recognized	—

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2008 and 2007, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

Activity in the allowance for loan losses for the years ended is summarized as follows (in thousands):

	2008	2007	2006
Balance, beginning of period	$4,206	$3,855	$3,563
Add:
Provision charged to operations	900	360	300
Loan recoveries	2	1	1

	5,108	4,216	3,864
Less loans charged off	(193)	(10)	(9)

Balance, end of period	$4,915	$4,206	$3,855

6.	LOANS RECEIVABLE (Continued)

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At September 30, 2008 and 2007, these persons were indebted to the Company for loans totaling $1,126,000 and $1,350,000, respectively. During the year ended September 30, 2008, $120,000 of loan advances were made and repayments totaled $344,000.

7.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or  1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year.

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2008	2007
Land and land improvements	$3,531	$3,478
Buildings and leasehold improvements	9,206	9,205
Furniture, fixtures, and equipment	7,029	6,707
Construction in process	76	8

	19,842	19,398
Less accumulated depreciation	(9,180)	(8,121)

Total	$10,662	$11,277

Depreciation expense amounted to $1,059,000, $1,055,000, and $985,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

9.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2008		2007
	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount
Non-interest-bearing demand accounts	—%	$24,862	—%	$25,925
NOW accounts	0.08	55,694	0.09	57,586
Money market accounts	2.57	74,807	3.65	39,780
Savings and club accounts	0.40	61,444	0.40	65,989
Certificates of deposit	3.63	153,722	4.63	195,436

Total	2.09%	$370,529	2.80%	$384,716

9.	DEPOSITS (Continued)

	2008		2007
	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount
Certificates of deposit:
0.00 - 2.00%	1.99%	$421	0.33%	$17
2.01 - 4.00%	3.10	97,408	3.82	38,443
4.01 - 6.00%	4.57	55,893	4.83	156,976

Total	3.63%	$153,722	4.63%	$195,436

At September 30, scheduled maturities of certificates of deposit are as follows (in thousands):

2009	$102,292
2010	22,164
2011	9,493
2012	14,383
2013	5,390

Total	$153,722

The aggregate amount of time certificates of deposit with a minimum denomination of $100,000 and individual retirement accounts with a minimum denomination of $250,000 were $53,050,000 and $0, respectively, at September 30, 2008. Time certificates of deposit in excess of $100,000 and individual retirement accounts in excess of $250,000 were not federally insured at September 30, 2008.

The Emergency Economic Stabilization Act which became law on October 3, 2008, raised the amount of federal deposit insurance coverage (FDIC) for all deposit accounts to $250,000. This provision of the act is scheduled to expire on December 31, 2009. In addition, on October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program, which provides FDIC coverage of non-interest-bearing deposit transaction accounts and certain other accounts regardless of dollar amount. This new program is scheduled to expire December 31, 2009.

The scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows (in thousands):

2008
Within three months	$10,921
Three through six months	12,565
Six through twelve months	9,584
Over twelve months	19,980

Total	$53,050

9.	DEPOSITS (Continued)

A summary of interest expense on deposits for the years ended is as follows (in thousands):

	2008	2007	2006
NOW accounts	$41	$45	$44
Money market accounts	1,684	1,104	687
Savings and club accounts	278	320	355
Certificates of deposits	7,063	9,171	7,926

Total	$9,066	$10,640	$9,012

10.	SHORT-TERM BORROWINGS

As of September 30, 2008 and 2007, the Company had $39,510,000 and $34,230,000 of short-term borrowings, respectively, of which $24,010,000 and $16,230,000 respectively, were advances on a $75,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. During 2008, the Company had a borrowing limit of approximately $573 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2008	2007	2006
Balance at year-end	$39,510	$34,230	$35,299
Maximum amount outstanding at any month-end	56,183	46,409	35,299
Average balance outstanding during the year	36,150	33,975	21,657
Weighted-average interest rate:
As of year-end	2.41%	5.17%	5.40%
Paid during the year	3.94%	5.21%	4.92%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

11.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances and securities sold under agreements to repurchase (in thousands):

	Maturity range		Weighted-average interest rate	Stated interest rate ranged		2008	2007
Description	from	to		from	to
Convertible	7/15/2009	8/21/2017	4.87%	3.90%	6.06%	$64,000	$57,000
Fixed rate	10/6/2008	5/5/2014	4.39	3.11	5.95	170,247	150,697
Mid-term	11/17/2008	9/6/2011	4.22	2.38	5.60	94,000	72,000
Securities sold under agreements to repurchase	1/17/2011	9/3/2018	3.27	1.79	4.01	45,000	—

		Total				$373,247	$279,697

11.	OTHER BORROWINGS (Continued)

Maturities of FHLB long-term advances and securities sold under agreements to repurchase are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted-average Rate
2009	$68,000	4.67%
2010	71,500	4.33
2011	85,247	4.46
2012	55,200	4.19
2013	56,300	3.72
2014 and thereafter	37,000	4.22

Total	$373,247	4.29%

Included above are ten convertible notes, which total $64,000,000 and are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first-mortgage loans.

Securities sold under agreements to repurchase are secured by U.S. government agency and mortgage-backed securities with a carrying value of $49,646,000 at September 30, 2008.

Included in other borrowings are sales of securities under repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions.

12.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2008	2007	2006
Current:
Federal	$3,357	$2,313	$1,737
State	105	56	—

Total current taxes	3,462	2,369	1,737
Deferred income tax expense (benefit)	(394)	(1,587)	76

Total income tax provision	$3,068	$782	$1,813

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,671	$1,430
Net unrealized loss on securities	88	—
Charitable contributions carryover	3,858	4,216
Employee benefit plan	1,295	1,250
Writedown of preferred stock	317	—
Other	401	185

Total gross deferred tax assets	7,630	7,081
Valuation allowance	(2,930)	(2,597)

Total net deferred tax assets	4,700	4,484

Deferred tax liabilities:
Pension plan	560	779
Net unrealized gain on securities	—	26
Mortgage servicing rights	53	64
Premises and equipment	370	477
Other	122	97

Total gross deferred tax liabilities	1,105	1,443

Net deferred tax assets	$3,595	$3,041

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the contribution to the ESSA Bank & Trust Foundation and the writedown for other-than-temporary impairment of the Fannie Mae preferred stock exceeded the allowable federal income tax deduction limitations, resulting in the establishment of a valuation allowance in the amount of $2,930,000.

The amount of tax benefit recognized on the other-than-temporary impairment charge was based on the tax characteristics of this security. This security is treated as capital for tax purposes which limits the tax benefits recorded. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize losses relating to Fannie Mae and Freddie Mac preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Had the legislation been in effect as of September 30, 2008, and had the Company recognized the loss as an ordinary loss for the fiscal year ended September 30, 2008; the positive impact recorded would have been $273,000 or $0.02 per diluted share. The Company will recognize the additional tax benefit in the quarter ending December 31, 2008.

12.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2008		2007		2006
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$3,109	34.0%	$(1,477)	(34.0)%	$1,961	34.0%
Valuation allowance	333	3.7	2,597	60.0	—	—
Income from Bank-owned life insurance	(195)	(2.1)	(192)	(4.4)	(174)	(3.0)
Tax-exempt income	(186)	(2.0)	(131)	(3.0)	(124)	(2.2)
Low-income housing credits	(61)	(0.7)	(64)	(1.5)	(68)	(1.2)
Other, net	68	0.7	49	0.9	218	3.8

Actual tax expense and effective rate	$3,068	33.6%	$782	18.0%	$1,813	31.4%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4,308,000 at September 30, 2008, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The act also provides for the recapture of deductions arising from “applicable excess reserve: defined as the total amount of reserve over the base year reserve.” The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

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

The off-balance sheet commitments consist of the following (in thousands):

	2008	2007
Commitments to extend credit	$8,516	$9,740
Standby letters of credit	2,018	2,053
Unfunded lines of credit	50,322	42,917

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 4.90 percent to 7.25 percent. The commitments outstanding at September 30, 2008, contractually mature in less than one year.

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

In September, 2008, the Company signed a non-binding letter of intent to invest $3,100,000 for a one-third interest in a limited partnership. The partnership is expected to own and operate a yet-to-be-constructed townhouse project to be located within the Company’s market area. The project is expected to generate annual Federal Low-Income Housing Tax credits that the Company will use to offset income tax expense during the term of the partnership agreement. The investment is subject to the Company’s satisfactory completion of various due diligence procedures and certain other contingencies.

14.	LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2008 (in thousands):

2009	$373
2010	337
2011	288
2012	257
2013	163
2014 and beyond	1,851

Total	$3,269

The total rental expenses for the above leases for the years ended September 30, 2008, 2007, and 2006, were $526,000, $464,000, and $368,000, respectively.

15.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

In connection with the conversion, the Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at 7.25 percent and requires an annual payment of principal and interest of $1,103,000 through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

15.	EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $576,000 and $339,000 for the years ended September 30, 2008 and 2007, respectively.

The following table presents the components of the ESOP shares:

	2008	2007
Allocated shares	45,282	—
Shares committed to be released	33,962	30,186
Unreleased shares	1,279,228	1,328,286

Total ESOP shares	1,358,472	1,358,472

Fair value of unreleased shares (in thousands)	$17,781	$14,810

Equity Incentive Plan

In May 2008, the Company implemented the ESSA Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provides for a total of 2,377,326 shares of common stock for issuance upon the grant or exercise of awards. Of the shares available under the Plan, 1,698,090 may be issued in connection with the exercise of stock options and 679,236 may be issued as restricted stock. The Plan allows for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted stock. Options are granted at no less than the fair value of the Company’s common stock on the date of the grant.

On May 23, 2008, certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 123R Share-Based Payment, the Company began to expense the fair value of all share-based compensation grants over the requisite service periods.

In accordance with Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, the Company classifies share-based compensation for employees and outside directors within “Compensation and employee benefits” in the consolidated statement of income to correspond with the same line item as compensation paid. Additionally, FAS No.123R requires the Company to report: (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.

Stock options vest over a five-year service period and expire ten years after grant date. Management recognizes compensation expense for the fair values of these awards, which vest on a straight-line basis over the requisite service period of the awards.

Restricted shares vest over a five-year service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

15.	EMPLOYEE BENEFITS (Continued)

Equity Incentive Plan (Continued)

During the year ended September 30, 2008, the Company recorded $717,000 of share-based compensation expense, comprised of stock option expense of $232,000 and restricted stock expense of $485,000. Expected future expense relating to the 1,458,379 non-vested options outstanding as of September 30, 2008, is $3.2 million over the remaining vesting period of 4.67 years. Expected future compensation expense relating to the 589,414 restricted shares at September 30, 2008, is $6.8 million over the remaining vesting period of 4.67 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2008.

	Number of Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2007	—	$—	—	$—
Granted	1,458,379	12.35	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2008	1,458,379	$12.35	9.67	$2,260

Exercisable at year-end	—	$—	—	$—

The following is a summary of the Company’s nonvested options as of September 30, 2008, and changes therein during the year then ended:

	Number of Stock Options	Weighted-average Grant Date Fair Value
Nonvested at September 30, 2007	—	$—
Granted	1,458,379	2.38
Exercised	—	—
Forfeited	—	—

Nonvested at September 30, 2008	1,458,379	$2.38

The following is a summary of the status of the Company’s restricted stock as of September 30, 2008, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted-average Grant Date Fair Value
Nonvested at September 30, 2007	—	$—
Granted	590,320	12.35
Vested	—	—
Forfeited	(906)	12.35

Nonvested at September 30, 2008	589,414	$12.35

15.	EMPLOYEE BENEFITS (Continued)

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

The Company adopted the recognition provisions of FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and initially applied them to the funded status of its defined benefit pension plan as of September 30, 2007. The initial recognition of the funded status of its defined benefit pension plan resulted in a decrease in consolidated stockholders’ equity of $2,426,000, which was net of a tax benefit of $1,250,000.

The following table sets forth the incremental effect of applying FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on individual line items in the Consolidated Balance Sheet at September 30, 2007 (in thousands):

	Before application of FAS No. 158	Adjustments	After application of FAS No. 158
Other assets	$10,800	$(1,077)	$9,723
Total assets	911,492	(1,077)	910,415
Other liabilities	4,308	1,349	5,657
Total liabilities	704,374	1,349	705,723
Accumulated other comprehensive income (loss)	49	(2,426)	(2,377)
Total stockholders’ equity	207,118	(2,426)	204,692
Total liabilities and stockholders’ equity	911,492	(1,077)	910,415

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$8,716	$6,074
Service cost	517	614
Interest cost	572	478
Actuarial gains (losses)	(1,305)	1,627
Benefits paid	(5)	(77)

Benefit obligation at end of year	8,495	8,716

Change in plan assets:
Fair value of plan assets at beginning of year	7,366	5,534
Actual return on plan assets	(995)	632
Contributions	—	1,277
Benefits paid	(5)	(77)

Fair value of plan assets at end of year	6,366	7,366

Funded status	$(2,129)	$(1,350)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2008	2007	2006
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$3,782	$3,639	$—
Prior service cost	28	38	—
Amounts not recognized in accumulated other comprehensive loss consist of:
Net loss	—	—	2,383
Prior service cost	—	—	47

Total	$3,810	$3,677	$2,430

15.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The accumulated benefit obligation for the defined benefit pension plan was $4,830,000 and $4,368,000 at September 30, 2008 and 2007, respectively.

The following table comprises the components of net periodic benefit cost for the years ended (in thousands):

	2008	2007	2006
Service cost	$517	$614	$534
Interest cost	572	478	397
Expected return on plan assets	(660)	(443)	(387)
Amortization of prior service cost	10	9	9
Amortization of unrecognized loss	207	182	122
Amortization of transition obligation	—	—	2

Net periodic benefit cost	$646	$840	$677

The estimated prior service cost and net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $10,000 and $207,000, respectively.

Weighted-average assumptions used to determine benefit obligations:

	2008	2007
Discount rate	6.00%	5.75%
Rate of compensation increase	5.50	5.50

Weighted-average assumptions used to determine net periodic benefit cost for years ended:

	2008	2007	2006
Discount rate	5.75%	6.25%	6.25%
Expected long-term return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5.50	5.50	5.50

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category are as follows:

Asset Category	2008	2007
Cash and fixed income securities	35.4%	29.1%
Equity securities	64.6	70.9

Total	100.0%	100.0%

15.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equities, 65 percent; cash and fixed income, 35 percent.

Cash Flows

The Bank expects to contribute $409,000 to its pension plan in 2009.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2009	$9
2010	17
2011	21
2012	28
2013	35
2014 - 2018	543

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the years ended September 30, 2008, 2007, and 2006, were $210,000, $195,000, and $190,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $666,000 and $451,000, at September 30, 2008 and September 30, 2007, respectively, which represents the estimated present value (using a discount rate of 6.25 percent) of the benefits earned under this agreement.

16.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2008 and 2007, was $4,295,000 and $4,225,000, respectively.

Dividend Restrictions

Federal banking laws, regulations, and policies limit the Bank’s ability to pay dividends to the Company. Dividends may be declared and paid by the Bank only out of net earnings for the then current year. A dividend may not be declared or paid if it would impair the general reserves of the Bank as required to be maintained under the Savings Association Code. In addition, the Bank is required to notify the Office of Thrift Supervision prior to declaring a dividend to the Company, and receive the nonobjection of the Office of Thrift Supervision to any such dividend.

17.	REGULATORY CAPITAL REQUIREMENTS

Federal regulations require the Bank to maintain certain minimum amounts of capital. Specifically, the Bank is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes as of September 30, 2008, the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2008 and 2007, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, core capital, and tangible equity capital ratios must be at least 10 percent, 6 percent, 5 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2008	2007
Total stockholders’ equity	$143,146	$138,500
Accumulated other comprehensive loss	2,560	2,406
Disallowed servicing assets	(141)	(164)

Tier I, core, and tangible capital	145,565	140,742
Allowance for loan losses	4,381	4,206
Unrealized gains on equity securities	7	22

Total risk-based capital	$149,953	$144,970

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2008		2007
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Actual	$149,953	30.3%	$144,970	32.8%
For Capital Adequacy Purposes	39,586	8.0	35,314	8.0
To Be Well Capitalized	49,482	10.0	44,143	10.0
Tier I Capital (to Risk-Weighted Assets)
Actual	$145,565	29.4%	$140,742	31.9%
For Capital Adequacy Purposes	19,793	4.0	17,657	4.0
To Be Well Capitalized	29,689	6.0	26,486	6.0
Tier I Capital (to Adjusted Assets)
Actual	$145,565	15.5%	$140,742	16.6%
For Capital Adequacy Purposes	37,561	4.0	33,901	4.0
To Be Well Capitalized	46,952	5.0	42,376	5.0
Tangible Capital (to Tangible Assets)
Actual	$145,565	15.5%	$140,742	16.6%
For Capital Adequacy Purposes	14,086	1.5	12,713	1.5

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$12,614	$12,614	$16,779	$16,779
Certificates of deposit	3,777	3,777	—	—
Investment and mortgage- backed securities:
Available for sale	204,078	204,078	205,267	205,267
Held to maturity	11,857	11,924	17,130	16,876
Loans receivable, net	706,890	699,943	619,845	618,442
Accrued interest receivable	4,726	4,726	5,169	5,169
FHLB stock	19,188	19,188	16,453	16,453
Mortgage servicing rights	156	156	183	183
Bank-owned life insurance	14,516	14,516	13,941	13,941

Financial liabilities:
Deposits	$370,529	$373,253	$384,716	$383,351
Short-term borrowings	39,510	39,510	34,230	34,230
Other borrowings	373,247	380,394	279,697	279,658
Advances by borrowers for taxes and insurance	2,047	2,047	1,423	1,423
Accrued interest payable	1,670	1,670	1,691	1,691

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

Certificates of Deposit, Loans Receivable, Deposits, Other Borrowings, and Mortgage Servicing Rights

The fair values for loans and mortgage servicing rights are estimated by discounting contractual cash flows and adjusting for prepayment estimates. Discount rates are based upon rates generally charged for such loans with similar characteristics. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year end. Fair values for certificates of deposit, time deposits, and other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and borrowings of similar remaining maturities.

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

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

	September 30, 2008	September 30, 2007
	(dollars in thousands)
ASSETS
Cash	$3,164	$5,122
Investment securities available for sale	52,934	58,048
Investment in subsidiary	143,146	138,500
Other assets	3,436	3,583

TOTAL ASSETS	$202,680	$205,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,594	$561
Stockholders’ equity	200,086	204,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,680	$205,253

CONDENSED STATEMENT OF INCOME

	September 30, 2008	For the period of April 3 to September 30, 2007
	(dollars in thousands)
INCOME	$3,564	$2,305
EXPENSES
Contributions to charitable foundation	—	12,696
Other	414	129

Total expenses	414	12,825

Income (loss) before income tax (benefit)	3,150	(10,520)
Income tax expense (benefit)	1,156	(916)

Income (loss) before equity in undistributed net earnings of subsidiary	1,994	(9,604)
Equity in undistributed net earnings of subsidiary	4,083	2,315

NET INCOME (LOSS)	$6,077	$(7,289)

19.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	September 30, 2008	For the period of April 3 to September 30, 2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$6,077	$(7,289)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in undistributed net earnings of subsidiary	(4,083)	(2,315)
Contribution of common stock to charitable foundation	—	11,109
Increase in accrued income taxes	1,024	472
Decrease (increase) in accrued interest receivable	564	(1,056)
Deferred federal income taxes	372	(1,619)
Other, net	(130)	(621)

Net cash provided by (used for) operating activities	3,824	(1,319)

INVESTING ACTIVITIES
Purchase of investment securities available for sale	(67,426)	(73,697)
Proceeds from principal repayments and maturities	72,304	15,820
Capital contribution in subsidiary Bank	—	(77,903)

Net cash provided by (used for) investing activities	4,878	(135,780)

FINANCING ACTIVITIES
Purchase of treasury stock shares	(9,410)	—
Dividends on common stock	(1,250)	—
Net proceeds from the issuance of common stock	—	155,806
Purchase of common stock in connection with ESOP	—	(13,585)

Net cash provided by (used for) financing activities	(10,660)	142,221

Increase (decrease) in cash	(1,958)	5,122
CASH AT BEGINNING OF PERIOD	5,122	—

CASH AT END OF PERIOD	$3,164	$5,122

20.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Total interest income	$12,889	$12,891	$13,104	$13,181
Total interest expense	6,690	6,515	6,234	6,203

Net interest income	6,199	6,376	6,870	6,978
Provision for loan losses	150	150	150	450

Net interest income after provision for loan losses	6,049	6,226	6,720	6,528
Total noninterest income	1,463	1,325	1,410	605
Total noninterest expense	5,032	5,193	5,315	5,641

Income (loss) before income taxes	2,480	2,358	2,815	1,492
Income taxes (benefit)	783	704	849	732

Net income (loss)	$1,697	$1,654	$1,966	$760

Per share data:
Net income
Basic	$0.11	$0.11	$0.13	$0.05
Diluted	$0.11	$0.11	$0.12	$0.05
Average shares outstanding
Basic	15,662,512	15,675,131	15,659,446	15,390,600
Diluted	15,662,512	15,675,131	16,046,636	15,408,389

	Three Months Ended
	December 31, 2006		March 31, 2007		June 30, 2007	September 30, 2007
Total interest income		$10,094		$10,716	$12,173	$12,527
Total interest expense		5,834		5,788	5,847	6,336

Net interest income		4,260		4,928	6,326	6,191
Provision for loan losses		90		90	90	90

Net interest income after provision for loan losses		4,170		4,838	6,236	6,101
Total noninterest income		1,428		1,297	1,411	1,360
Total noninterest expense		4,431		4,304	17,568	4,882

Income (loss) before income taxes		1,167		1,831	(9,921)	2,579
Income taxes (benefit)		306		530	(915)	861

Net income (loss)		$861		$1,301	$(9,006)	$1,718

Per share data:
Net income
Basic and diluted	$	N/A	$	N/A	$(0.58)	$0.11
Average shares outstanding
Basic and diluted		N/A		N/A	15,627,802	15,647,364

	(a)(2)	Financial Statement Schedules

None.

	(a)(3)	Exhibits

3.1		Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2		Bylaws of ESSA Bancorp, Inc.*

4		Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2		Amended and Restated Employment Agreement for Gary S. Olson**

10.3		Amended and Restated Employment Agreement for Robert S. Howes**

10.4		Amended and Restated Employment Agreement for Allan A. Muto**

10.5		Amended and Restated Employment Agreement for Diane K. Reimer**

10.6		Amended and Restated Employment Agreement for V. Gail Warner**

10.7		Supplemental Executive Retirement Plan**

10.8		Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9		Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21		Subsidiaries of Registrant*

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: December 12, 2008	By:	/s/ Gary S. Olson
Gary S. Olson
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2008

/s/ Allan A. Muto Allan A. Muto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 12, 2008

/s/ John E. Burrus	Director	December 12, 2008
John E. Burrus

/s/ William P. Douglass	Director	December 12, 2008
William P. Douglass

/s/ Daniel J. Henning	Director	December 12, 2008
Daniel J. Henning

/s/ Frederick E. Kutteroff	Director	December 12, 2008
Frederick E. Kutteroff

/s/ Robert C. Selig, Jr.	Director	December 12, 2008
Robert C. Selig, Jr.

/s/ John S. Schoonover, Jr.	Director	December 12, 2008
John S. Schoonover, Jr.

/s/ William A. Viechnicki, D.D.S.	Director	December 12, 2008
William A. Viechnicki, D.D.S

/s/ Elizabeth B. Weeks	Director	December 12, 2008
Elizabeth B. Weekes