Form 10-Q
period 2008-12-31
ESSA Bancorp, Inc.
filed 2009-02-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

As of February 5, 2009 there were 15,876,214 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2008	September 30, 2008
	(dollars in thousands)
ASSETS
Cash and due from banks	$8,475	$8,382
Interest-bearing deposits with other institutions	10,996	4,232

Total cash and cash equivalents	19,471	12,614
Certificates of deposit	6,756	3,777
Investment securities available for sale	219,186	204,078
Investment securities held to maturity (estimated fair value of $11,619 and $11,924)	11,398	11,857
Loans receivable (net of allowance for loan losses of $4,833 and $4,915)	718,406	706,890
Federal Home Loan Bank stock	20,727	19,188
Premises and equipment	10,605	10,662
Bank-owned life insurance	14,655	14,516
Foreclosed real estate	2,150	31
Other assets	9,325	9,869

TOTAL ASSETS	$1,032,679	$993,482

LIABILITIES
Deposits	$373,808	$370,529
Short-term borrowings	73,162	39,510
Other borrowings	381,247	373,247
Advances by borrowers for taxes and insurance	3,504	2,047
Other liabilities	6,835	8,063

TOTAL LIABILITIES	838,556	793,396

Commitment and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 16,107,814 and 16,777,667 outstanding at December 31, 2008 and September 30, 2008)	170	170
Additional paid in capital	160,522	159,919
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(12,679)	(12,792)
Retained earnings	59,414	58,227
Treasury stock, at cost; 873,086 and 203,233 shares outstanding at December 31, 2008 and September 30, 2008	(11,497)	(2,753)
Accumulated other comprehensive loss	(1,807)	(2,685)

TOTAL STOCKHOLDERS’ EQUITY	194,123	200,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,032,679	$993,482

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2008	2007
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$10,601	$9,783
Investment securities:
Taxable	2,453	2,702
Exempt from federal income tax	83	83
Other investment income	119	321

Total interest income	13,256	12,889

INTEREST EXPENSE
Deposits	1,971	2,689
Short-term borrowings	155	438
Other borrowings	4,136	3,563

Total interest expense	6,262	6,690

NET INTEREST INCOME	6,994	6,199
Provision for loan losses	375	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,619	6,049

NONINTEREST INCOME
Service fees on deposit accounts	840	906
Services charges and fees on loans	121	152
Trust and investment fees	209	246
Earnings on bank-owned life insurance	139	146
Other	16	13

Total noninterest income	1,325	1,463

NONINTEREST EXPENSE
Compensation and employee benefits	3,584	2,995
Occupancy and equipment	710	684
Professional fees	335	289
Data processing	469	479
Advertising	203	145
Other	466	440

Total noninterest expense	5,767	5,032

Income before income taxes	2,177	2,480
Income taxes	347	783

NET INCOME	$1,830	$1,697

EARNINGS PER SHARE:
Basic	$0.13	$0.11
Diluted	0.13	0.11

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in thousands)
Balance, September 30, 2008	16,777,667	$170	$159,919	$(12,792)	$58,227	$(2,753)	$(2,685)	$200,086

Cumulative effect adjustment of emerging issues task force issue 06-4					(49)			(49)
Net income					1,830		—	1,830	$1,830
Other comprehensive income:								—
Unrealized gain on securities available for sale, net of income taxes of $435							843	— — 843	843
Change in unrecognized pension cost, net of income taxes of $10							35	35	35

Comprehensive income									$2,708

Cash dividends declared ($.04 per share)					(594)			(594)
Stock based compensation			538					538
Allocation of ESOP stock			53	113				166
Restricted Stock Forfeitures	(906)		12			(12)		—
Treasury Shares purchased	(668,947)					(8,732)		(8,732)

Balance, December 31, 2008	16,107,814	$170	$160,522	$(12,679)	$59,414	$(11,497)	$(1,807)	$194,123

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2008	2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,830	$1,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	375	150
Provision for depreciation and amortization	315	306
Accretion of discounts and premiums, net	(135)	(12)
Compensation expense on ESOP	166	171
Stock based compensation	538	—
Decrease in accrued interest receivable	267	404
Decrease in accrued interest payable	(4)	(195)
Earnings on bank-owned life insurance	(139)	(143)
Deferred federal income taxes	173	132
Other, net	(842)	175

Net cash provided by operating activities	2,544	2,685

INVESTING ACTIVITIES
Purchase of certificates of deposit	(2,926)	—
Investment securities available for sale:
Proceeds from principal repayments and maturities	29,319	36,141
Purchases	(43,102)	(36,826)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	457	2,266
Increase in loans receivable, net	(13,972)	(19,182)
Redemption of FHLB stock	509	1,443
Purchase of FHLB stock	(2,048)	(1,478)
Purchase of premises, equipment, and software	(213)	(286)

Net cash used for investing activities	(31,976)	(17,922)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	3,279	(11,822)
Net increase (decrease) in short-term borrowings	33,652	(1,891)
Proceeds from other borrowings	28,000	41,000
Repayment of other borrowings	(20,000)	(11,000)
Increase in advances by borrowers for taxes and insurance	1,457	1,632
Purchase of treasury stock shares	(9,505)	—
Dividends on common stock	(594)	—

Net cash provided by financing activities	36,289	17,919

Increase in cash and cash equivalents	6,857	2,682
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,614	16,779

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,471	$19,461

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$6,266	$6,886
Income taxes	475	117
Noncash items:
Other real estate owned	2,150	—
Treasury shares payable	259	—

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months ended December 31, 2008 and 2007.

	Three Months Ended
	December 31, 2008	December 31, 2007
Weighted average common shares outstanding	16,980,900	16,980,900
Average treasury stock shares	(599,273)	—
Average unearned ESOP shares	(1,271,807)	(1,318,388)
Average unearned non-vested shares	(530,790)	—

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	14,579,030	15,662,512

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	23,382	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	14,602,412	15,662,512

3.	Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and its subsidiaries and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and related revenues and expenses for the period. Actual results could differ significantly from those estimates.

4.	Comprehensive Income

The components of comprehensive income consist of unrealized gains and losses on available for sale securities and the change in minimum pension liability. For the three months ended December 31, 2008, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended December 31, 2007 comprehensive income totaled $2.2 million.

5.	Recent Accounting Pronouncements

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The Company adopted EITF 06-4 as of October 1, 2008 and the cumulative effect of a change in accounting principle to recognize a liability for the death benefit promised under a split-dollar life insurance arrangement totaled $49,000 and was recorded as a reduction in retained earnings.

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

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

6.	Investment Securities

The amortized cost and estimated fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$53,672	$449	$(450)	$53,672
Freddie Mac	78,876	854	(329)	79,401
Governmental National Mortgage Association securities	46,660	304	(48)	46,916

Total mortgage-backed securities	179,208	1,607	(827)	179,989
Obligations of states and political subdivisions	7,170	132	(207)	6,995
U.S. government agency securities	31,708	466	—	32,173

Total debt securities	218,086	2,105	(1,034)	219,157
Equity securities	80	—	(51)	29

Total	$218,166	$2,105	$(1,085)	$219,186

Held to Maturity
Fannie Mae	$5,948	$122	$(15)	$6,055
Freddie Mac	3,450	74	(2)	3,522

Total mortgage-backed securities	9,398	196	(17)	9,577
U.S. government agency securities	2,000	42	—	2,042

Total	$11,398	$238	$(17)	$11,619

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$56,462	$189	$(515)	$56,136
Freddie Mac	77,700	269	(282)	77,687
Governmental National Mortgage Association securities	14,037	113	(28)	14,122

Total mortgage-backed securities	148,199	571	(825)	147,945
Obligations of states and political subdivisions	7,171	104	(129)	7,146
U.S. government agency securities	48,887	140	(136)	48,891

Total debt securities	204,257	815	(1,090)	203,982
Equity securities	79	17	—	96

Total	$204,336	$832	$(1,089)	$204,078

Held to Maturity
Fannie Mae	$6,179	$25	$(23)	$6,181
Freddie Mac	3,678	43	(1)	3,720

Total mortgage-backed securities	9,857	68	(24)	9,901
U.S. government agency securities	2,000	23	—	2,023

Total	$11,857	$91	$(24)	$11,924

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,259	$10,325	$2,924	$2,975
Due after one year through five years	25,965	26,388	3,527	3,574
Due after five years through ten years	1,022	998	2,972	3,074
Due after ten years	180,840	181,446	1,975	1,996

Total	$218,086	$219,157	$11,398	$11,619

The Bank had no sale of investment securities for the three months ended December 31, 2008 or 2007.

7.	Fair Value Measurement

The Company adopted FAS No. 157, Fair Value Measurements on October 1, 2008, which provides consistency and comparability in determining fair value measurements and provides for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

The following table presents information about the Company’s securities and other real estate owned measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurements Utilized for the Company’s Securities (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2008
Securities available-for-sale	$29	$219,157	$—	$219,186
Other real estate owned	$2,150	$—	$—	$2,150

As required by FASB No. 157, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. As of December 31, 2008, all of the financial assets measured at fair value utilized the market approach. Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. For the three months ended December 31, 2008, no fair value adjustment was recorded that impacted OREO.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2008	September 30, 2008
Real Estate Loans:
Residential	$585,581	$572,038
Construction	9,837	8,254
Commercial	66,239	69,505
Commercial	11,259	11,987
Home equity loans and lines of credit	47,579	47,508
Other	3,087	3,059

	723,582	712,351
Less deferred loan fees	343	546

	723,239	711,805
Less allowance for loan losses	4,833	4,915

Net loans	$718,406	$706,890

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Balance, beginning of period	$4,915	$4,206
Add
Provision charged to operations	375	150
Loan recoveries	—	1

	5,290	4,357
Less loans charged off	(457)	—

Balance, end of period	$4,833	$4,357

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2008	September 30, 2008
Non-interest bearing demand accounts	$23,923	$24,862
NOW accounts	53,938	55,694
Money market accounts	81,515	74,807
Savings and club accounts	61,031	61,444
Certificates of deposit	153,401	153,722

Total	$373,808	$370,529

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 15 of the Company’s Consolidated Financial Statements for the year ended September 30, 2008 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2008	2007
Service Cost	$90	$129
Interest Cost	127	143
Expected return on plan assets	(127)	(165)
Amortization of prior service cost	2	2
Amortization of unrecognized loss	51	52
Amortization of transition obligation	—	—

Net periodic benefit cost	$143	$162

The Bank expects to contribute $409,000 to its pension plan in 2009.

11.	Equity Incentive Plan

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

During the three months ended December 31, 2008, the Company recorded $538,000 of share-based compensation expense, comprised of stock option expense of $174,000 and restricted stock expense of $364,000. Expected future expense relating to the 1,458,379 non-vested options outstanding as of December 31, 2008, is $3.1 million over the remaining vesting period of 4.42 years. Expected future compensation expense relating to the 589,414 restricted shares at December 31, 2008, is $6.4 million over the remaining vesting period of 4.42 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2008.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2008	$1,458,379	$12.35	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, December 31, 2008	1,458,379	$12.35	9.42	$2,595

Exercisable at year-end	—	$—	—	$—

The following is a summary of the Company’s non-vested options as of December 31, 2008, and changes therein during the year then ended:

	Number of Stock Options	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2008	1,458,379	$2.38
Granted	—	—
Exercised	—	—
Forfeited	—	—

Nonvested at December 31, 2008	1,458,379	$2.38

The following is a summary of the status of the Company’s restricted stock as of December 31, 2008, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2008	589,414	$12.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2008	589,414	$12.35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K and Part II, Item 1A of this Report on Form 10-Q, as well as the following factors:

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

The Company consummated its initial stock offering on April 3, 2007 with the sale of 15,870,000 shares of common stock. The Company also contributed 1,110,900 shares of the Company’s outstanding common stock, and contributed $1.6 million in cash, to the ESSA Bank & Trust Foundation. Net proceeds of the offering were approximately $155.8 million prior to the contribution to the Foundation.

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

Total Assets. Total assets increased by $39.2 million, or 4.0%, to $1,032.7 million at December 31, 2008 from $993.5 million at September 30, 2008. This increase was primarily due to increases in interest-bearing deposits with other institutions, certificates of deposit, investment securities available for sale and net loans receivable.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $6.8 million, or 159.8%, to $11.0 million at December 31, 2008 from $4.2 million at September 30, 2008. The primary reason for the increase was an increase in the Company’s interest-bearing demand deposit account at FHLBank Pittsburgh of $6.8 million. This increase was primarily the result of the Company’s need to provide liquidity to fund its stock buyback program.

Certificates of Deposit. The Company invested an additional $2.9 million in certificates of deposit at other FDIC-insured financial institutions in November 2008, to replace maturities of other investment securities.

Investment Securities Available for Sale. Investment securities available for sale increased $15.1 million, or 7.4%, to $219.2 million at December 31, 2008 from $204.1 million at September 30, 2008. The increase was due primarily to an increase of $32.0 million in the Company's portfolio of mortgage-backed securities issued by United States government sponsored agencies or entities and was offset in part by a $16.7 million decrease in the Company's portfolio of United States government agency securities. The growth in the mortgage-backed securities portfolio was due to the reinvestment of the proceeds from United States government agency security maturities, in addition to the investment of approximately $20.0 million in mortgage-backed securities issued by United States government sponsored agencies or entities as part of a leverage strategy to take advantage of the steepening yield curve.

Net Loans. Net loans increased $11.5 million, or 1.6%, to $718.4 million at December 31, 2008 from $706.9 million at September 30, 2008. Loan growth was primarily attributed to growth in several product categories as a result of continued demand in our market area. During this period, residential loans outstanding increased by $13.5 million to $585.6 million, construction loans outstanding increased by $1.6 million to $9.8 million, home equity loans and lines of credit outstanding increased $71,000 to $47.6 million and other loans outstanding increased $28,000 to $3.1 million. These increases were partially offset by decreases in commercial real estate loans outstanding of $3.3 million to $66.2 million and commercial loans outstanding of $728,000 to $11.3 million.

Deposits. Deposits increased $3.3 million, or 0.9%, to $373.8 million at December 31, 2008 from $370.5 million at September 30, 2008. At December 31, 2008 compared to September 30, 2008 money market accounts increased $6.7 million to $81.5 million. This increase was offset in part during the same period by decreases in NOW accounts of $1.8 million to $53.9 million, non-interest bearing demand accounts of $939,000 to $23.9 million, savings and club accounts of $413,000 to $61.0 million and certificates of deposit of $321,000 to $153.4 million. Included in the certificates of deposit at December 31, 2008 was a decrease of $1.9 million in brokered certificates of deposit to $9.0 million. The decline in brokered certificates was the result of the Company’s decision not to renew maturing certificates based on the cost of renewing those certificates compared to other available funding sources. The increase in money market deposits is primarily the result of increased deposits by a few large depositors.

Borrowed Funds. Borrowed funds increased by $41.7 million, or 11.3%, to $454.4 million at December 31, 2008, from $412.7 million at September 30, 2007. The increase in borrowed funds was primarily due to the need to fund additional loan growth and to purchase investment securities and certificates of deposit.

Stockholders’ Equity. Stockholders’ equity decreased by $6.0 million, or 3.0%, to $194.1 million at December 31, 2008 from $200.1 million at September 30, 2008. This decrease was primarily the result of a stock repurchase program the company began in June 2008. As of December 31, 2008, the Company had purchased 1,462,500 shares at an average price of $13.09 per share. Stock repurchases for the quarter ended December 31, 2008 totaled $8.7 million. This decrease was partially offset by increases in net income of $1.8 million, unrealized gains on available for sale securities, net of taxes of $843,000 and allocation of shares held by the Bank’s ESOP of $324,000.

Average Balance Sheets for the Three Months Ended December 31, 2008 and 2007

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$716,409	$10,601	5.87%	$634,561	$9,783	6.12%
Investment securities
Taxable (2)	45,260	422	3.70%	86,455	1,071	4.91%
Exempt from federal income tax(2) (3)	6,927	83	7.20%	7,349	83	6.79%

Total investment securities	52,187	505	4.16. %	93,804	1,154	5.06%
Mortgage-backed securities	162,296	2,031	4.96%	129,428	1,631	5.00%
Federal Home Loan Bank stock	19,559	112	2.27%	16,869	236	5.55%
Other	9,166	7	0.30%	6,822	85	4.94%

Total interest-earning assets	959,617	13,256	5.50%	881,484	12,889	5.82%
Allowance for loan losses	(4,719)			(4,258)
Noninterest-earning assets	47,476			42,869

Total assets	$1,002,374			$920,095

Interest-bearing liabilities:
NOW accounts	$53,203	10	0.07%	$54,355	12	0.09%
Money market accounts	76,392	473	2.46%	43,976	403	3.64%
Savings and club accounts	60,710	63	0.41%	62,406	72	0.46%
Certificates of deposit	158,463	1,425	3.57%	191,295	2,202	4.57%
Borrowed funds	423,389	4,291	4.02%	329,999	4,001	4.81%

Total interest-bearing liabilities	772,157	6,262	3.22%	682,031	6,690	3.89%
Non-interest bearing NOW accounts	23,766			23,617
Noninterest-bearing liabilities	9,315			7,699

Total liabilities	805,238			713,347
Equity	197,136			206,748

Total liabilities and equity	$1,002,374			$920,095

Net interest income		$6,994			$6,199

Interest rate spread			2.28%			1.93%
Net interest-earning assets	$187,460			$199,453

Net interest margin(4)			2.89%			2.79%

Average interest-earning assets to average interest-bearing liabilities		124.28%			129.24%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and December 31, 2007

Net Income. Net income increased $133,000, to $1.8 million for the three months ended December 31, 2008 compared to net income of $1.7 million for the comparable period in 2007. The net income of $1.8 million for the three months ending December 31, 2008 included a one time tax benefit of $317,000 related to the Company’s other than temporary impairment (OTTI) charge taken in the previous fiscal year. The OTTI charge related to Fannie Mae perpetual preferred stock held in the Company’s available for sale securities portfolio.

Net Interest Income. Net interest income increased $795,000 or 12.8%, to $7.0 million for the three months ended December 31, 2008 from $6.2 million for the comparable period in 2007. The increase was primarily attributable to an increase of 35 basis points in the Company’s interest rate spread to 2.28% for the three months ended December 31, 2008, from 1.93% for the comparable period in 2007, which was offset in part by a decrease in average net earning assets of $12.0 million for the three months ended December 31, 2008 as compared to average net earning assets for the comparable period in 2007.

Interest Income. Interest income increased $367,000 or 2.9%, to $13.3 million for the three months ended December 31, 2008 from $12.9 million for the comparable 2007 period. The increase resulted primarily from a $78.1 million increase in average interest-earning assets, partially offset by a 32 basis point decrease in average yield on interest earning assets. The average yield on interest earning assets was 5.50% for the three months ended December 31, 2008, as compared to 5.82% for the comparable 2007 period. Loans increased on average $81.8 million between the two periods along with increases in the average balance of mortgage backed securities of $32.9 million. In addition, average Federal Home Loan Bank stock increased $2.7 million and average other interest earning assets increased $2.3 million. These increases were offset in part by a decrease in the average balances of investment securities of $41.6 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, maturing certificates of deposit and investment securities into these assets. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The increase in average other interest earning assets was the result of an increase in the average balance of interest earning deposits held by the Company in its FHLBank Pittsburgh demand account.

Interest Expense. Interest expense decreased $428,000, to $6.3 million for the three months ended December 31, 2008 from $6.7 million for the comparable 2007 period. The decrease resulted from a 67 basis point decrease in the overall cost of interest bearing liabilities to 3.22% for the three months ended December 31, 2008 from 3.89% for the comparable 2007 period, partially offset by a $90.1 million increase in average interest-bearing liabilities. Average interest bearing deposits decreased $3.3 million which was offset by an increase in average borrowed funds of $93.4 million.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $375,000 for the three months ended December 31, 2008 as compared to $150,000 for the three months ended December 31, 2007. The allowance for loan losses was $4.8 million, or 0.67% of loans outstanding, at December 31, 2008, compared to $4.4 million, or 0.68% of loans outstanding at December 31, 2007.

Non-interest Income. Non-interest income decreased $138,000 or 9.4%, to $1.3 million from $1.5 million for the comparable period in 2007. The primary reasons for the decrease were declines in service fees on deposit accounts of $66,000, service charges and fees on loans of $31,000 and trust and investment fees of $37,000.

Non-interest Expense. Non-interest expense increased $735,000, or 14.6%, to $5.8 million for the three months ended December 31, 2008 from $5.0 million for the comparable period in 2007. The primary reasons for the increases were increases in compensation and employee benefits of $589,000, professional fees of $46,000 and advertising fees of $58,000. Compensation and employee benefits increased primarily as a result of an expense of $538,000 for the three months ended December 31, 2008, related to the Company’s equity incentive plan. As previously announced, the Company’s stockholders approved the ESSA Bancorp, Inc. 2007 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders on May 8, 2008. Awards granted under the Equity Incentive Plan were made on May 23, 2008. Professional fees increased primarily as a result of increased regulatory fees associated with being a public company. Advertising fees increased due to production costs associated with the Company’s annual report.

Income Taxes. Income tax expense decreased $437,000 to $347,000 for the three months ended December 31, 2008 from $783,000 for the comparable 2007 period. The decrease was primarily a result of a one-time tax benefit of $317,000 related to the Company’s other than temporary impairment (OTTI) charge taken in the previous year. The OTTI charge related to Fannie Mae perpetual preferred stock held in the Company’s available for sale portfolio. The effective tax rate was 15.9% for the three months ended December 31, 2008, compared to 31.6% for the 2007 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	December 31, 2008	September 30, 2008
Non-performing assets:
Non-accruing loans	$1,723	$3,938
Accruing loans past due 90 days or more	—	—

Total non-performing loans	1,723	3,938
Real estate owned	2,150	31

Total non-performing assets	$3,873	$3,969

Ratio of non-performing loans to total loans	0.24%	0.55%

Ratio of non-performing loans to total assets	0.17%	0.40%

Ratio of non-performing assets to total assets	0.38%	0.40%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.

At September 30, 2008, $3.9 million (or less than 1.0% of our total loans) were non-performing loans. Three related commercial real estate development loans with a balance of $2.5 million made up the majority of non-performing loans at September 30, 2008. These loans, together with a commercial business relationship with a combined loan relationship of $201,000 were judged by management to be impaired. Specific loan loss allowances were allocated to these loans in the amounts of $457,000 and $77,000 for the commercial real estate and business loans, respectively. On October 30, 2008, the Company received a deed in lieu of foreclosure on the commercial real estate loans. The property is being actively marketed and additional losses may occur. At December 31, 2008 the commercial business relationship of $201,000 is still an impaired loan. The specific loan loss allowance allocated to these loans was $77,000 at December 31, 2008.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2008, $19.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $13.3 million at December 31, 2008. As of December 31, 2008, we had $409.4 million in borrowings outstanding from FHLBank Pittsburgh and $45.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $109.7 million.

At December 31, 2008, we had $55.4 million in loan commitments outstanding, which included, in part, $19.9 million in undisbursed construction loans, $23.5 million in unused home equity lines of credit, $6.5 million in commercial lines of credit and $1.4 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of December 31, 2008 totaled $99.0 million, or 64.6 % of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $2.5 million and $2.7 million for the three months ended December 31, 2008 and 2007, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $32.0 million and $18.0 million for the three months ended December 31, 2008 and 2007, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $36.3 million and $18.0 million for the three months ended December 31, 2008 and 2007, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At December 31, 2008 the Company had a $2.6 million reserve established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

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

Contractual Obligations

During the first three months of fiscal 2009, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2008.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2008.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes made in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report for the fiscal year ended September 30, 2008 on Form 10-K filed on December 12, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2008.

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1- ,October 31,	324,700	$13.14	324,700	1,428,882
November 1 – November 30	162,747	12.61	162,747	1,266,135
December 1 – December 31	181,500	13.14	181,500	1,084,635

Total	668,947	$13.05	668,947	1,084,635

(1)	On May 27, 2008, the Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 2,547,135 shares of the Company’s outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the period covered by this report, the company did not submit any matters to a vote of security holders.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Form of Employment Agreement for Chief Executive Officer*

10.3	Form of Employment Agreement for Executive Officers*

10.4	Form of Change in Control Agreement*

10.5	(Reserved)

10.6	Supplemental Retirement Plan for Gary S. Olson*

10.7	Supplemental Retirement Plan for Robert S. Howes, Jr.*

10.8	Supplemental Retirement Plan for Diane K. Reimer*

10.9	Supplemental Retirement Plan for Thomas J. Grayuski*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-139157).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: February 9, 2009	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 9, 2009	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer