Form 10-Q
period 2009-03-31
ESSA Bancorp, Inc.
filed 2009-05-11
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securiti7es Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 7, 2009 there were 15,196,855 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2009	September 30, 2008
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,984	$8,382
Interest-bearing deposits with other institutions	9,316	4,232

Total cash and cash equivalents	17,300	12,614
Certificates of deposit	4,903	3,777
Investment securities available for sale	212,785	204,078
Investment securities held to maturity (estimated fair value of $10,795 and $11,924)	10,592	11,857
Loans receivable (net of allowance for loan losses of $5,209 and $4,915)	745,596	706,890
Federal Home Loan Bank stock	20,727	19,188
Premises and equipment	10,451	10,662
Bank-owned life insurance	14,793	14,516
Foreclosed real estate	2,144	31
Other assets	11,343	9,869

TOTAL ASSETS	$1,050,634	$993,482

LIABILITIES
Deposits	$399,346	$370,529
Short-term borrowings	61,290	39,510
Other borrowings	389,107	373,247
Advances by borrowers for taxes and insurance	4,282	2,047
Other liabilities	7,041	8,063

TOTAL LIABILITIES	861,066	793,396

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 15,484,255 and 16,777,667 outstanding at March 31, 2009 and September 30, 2008)	170	170
Additional paid in capital	161,092	159,919
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(12,566)	(12,792)
Retained earnings	60,393	58,227
Treasury stock, at cost; 1,496,645 and 203,233 shares outstanding at March 31, 2009 and September 30, 2008	(19,474)	(2,753)
Accumulated other comprehensive loss	(47)	(2,685)

TOTAL STOCKHOLDERS’ EQUITY	189,568	200,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,050,634	$993,482

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$10,523	$9,884	$21,124	$19,667
Investment securities:
Taxable	2,644	2,637	5,097	5,339
Exempt from federal income tax	82	83	165	166
Other investment income	1	287	120	608

Total interest income	13,250	12,891	26,506	25,780

INTEREST EXPENSE
Deposits	1,788	2,447	3,759	5,136
Short-term borrowings	118	325	273	763
Other borrowings	4,135	3,743	8,271	7,306

Total interest expense	6,041	6,515	12,303	13,205

NET INTEREST INCOME	7,209	6,376	14,203	12,575
Provision for loan losses	375	150	750	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,834	6,226	13,453	12,275

NONINTEREST INCOME
Service fees on deposit accounts	739	840	1,579	1,746
Services charges and fees on loans	171	146	292	298
Trust and investment fees	205	191	414	437
Earnings on Bank-owned life insurance	139	140	278	283
Other	8	8	24	24

Total noninterest income	1,262	1,325	2,587	2,788

NONINTEREST EXPENSE
Compensation and employee benefits	3,590	3,010	7,174	6,005
Occupancy and equipment	754	719	1,464	1,403
Professional fees	387	399	722	688
Data processing	467	478	936	957
Advertising	149	147	352	292
Other	552	440	1,018	880

Total noninterest expense	5,899	5,193	11,666	10,225

Income before income taxes	2,197	2,358	4,374	4,838
Income taxes	660	704	1,007	1,487

NET INCOME	$1,537	$1,654	$3,367	$3,351

Earnings per share
Basic	$0.11	$0.11	$0.24	$0.21
Diluted	$0.11	$0.11	$0.24	$0.21

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	Amount
	(Dollars in thousands)
Balance, September 30, 2008	16,777,667	$170	$159,919	$(12,792)	$58,227	$(2,753)	$(2,685)	$200,086

Cumulative adjustment of change in accounting for split-dollar life insurance arrangements					(49)			(49)
Net income					3,367			3,367	$3,367

Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $1,322							2,567	2,567	2,567
Change in unrecognized pension cost, net of income taxes of $37							71	71	71

Comprehensive income									$6,005

Cash dividends declared ($.04 per share)					(1,152)			(1,152)
Stock based compensation			1,076					1,076
Allocation of ESOP stock			85	226				311
Restricted stock forfeitures	(906)		12			(12)		—
Treasury shares purchased	(1,292,506)					(16,709)		(16,709)

Balance, March 31, 2009	15,484,255	$170	$161,092	$(12,566)	$60,393	$(19,474)	$(47)	$189,568

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2009	2008
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,367	$3,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	300
Provision for depreciation and amortization.	612	612
Accretion of discounts and premiums, net	(92)	(79)
Compensation expense on ESOP	311	301
Stock based compensation	1,076	—
Decrease in accrued interest receivable	318	352
Increase (decrease) in accrued interest payable	14	(122)
Earnings on bank-owned life insurance	(278)	(283)
Deferred federal income taxes	(544)	76
Other, net	(201)	(79)

Net cash provided by operating activities	5,333	4,429

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	1,900	—
Purchase of certificates of deposit	(2,926)	(3,768)
Investment securities available for sale:
Proceeds from principal repayments and maturities	48,492	74,754
Purchases	(53,316)	(85,590)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,262	2,860
Increase in loans receivable, net	(41,568)	(41,226)
Redemption of FHLB stock	509	2,104
Purchase of FHLB stock	(2,048)	(3,952)
Purchase of low income housing tax credits	(2,729)	—
Purchase of premises, equipment, and software	(335)	(507)

Net cash used for investing activities	(50,759)	(55,325)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	28,817	(15,308)
Net increase (decrease) in short-term borrowings	21,780	(3,645)
Proceeds from other borrowings	83,860	92,750
Repayment of other borrowings	(68,000)	(23,500)
Increase in advances by borrowers for taxes and insurance	2,235	2,617
Purchase of treasury stock shares.	(17,428)	—
Dividends on common stock	(1,152)	—

Net cash provided by financing activities	50,112	52,914

Increase in cash and cash equivalents	4,686	2,018
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,614	16,779

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,300	$18,797

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$12,289	$13,327
Income taxes	1,530	1,364
Noncash items:
Other real estate owned	2,113	—
Treasury shares payable	719	—

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six months ended March 31, 2009 and 2008.

	Three months ended		Six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900	16,980,900

Average treasury stock shares	(1,160,078)	—	(876,594)	—

Average unearned ESOP shares	(1,260,491)	(1,305,769)	(1,266,211)	(1,312,113)

Average unearned non-vested shares	(511,470)	—	(516,220)	—

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	14,048,861	15,675,131	14,321,875	15,668,787

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	14,048,861	15,675,131	14,321,875	15,668,787

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

The components of comprehensive income consist of unrealized gains and losses on available for sale securities and the change in minimum pension liability. For the six months ended March 31, 2009, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended March 31, 2009 comprehensive income totaled $3.3 million. For the three and six months ended March 31, 2008 comprehensive income totaled $2.2 million and $4.4 million respectively.

5.	Recent Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Company’s results of operation or financial position.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

6.	Investment Securities

The amortized cost and estimated fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$51,574	$852	$(59)	$52,367
Freddie Mac	82,187	1,638	(11)	83,814
Governmental National Mortgage Association securities	44,714	910	(9)	45,615

Total mortgage-backed securities	178,475	3,400	(79)	181,796
Obligations of states and political subdivisions	7,169	165	(65)	7,269
U.S. government agency securities	23,430	262	—	23,692

Total debt securities	209,074	3,827	(144)	212,757
Equity securities	80	—	(52)	28

Total	$209,154	$3,827	$(196)	$212,785

Held to Maturity
Fannie Mae	$5,500	$115	$(3)	$5,612
Freddie Mac	3,092	66	(1)	3,157

Total mortgage-backed securities	8,592	181	(4)	8,769
U.S. government agency securities	2,000	26	—	2,026

Total	$10,592	$207	$(4)	$10,795

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$56,462	$189	$(515)	$56,136
Freddie Mac	77,700	269	(282)	77,687
Governmental National Mortgage Association securities	14,037	113	(28)	14,122

Total mortgage-backed securities	148,199	571	(825)	147,945
Obligations of states and political subdivisions	7,171	104	(129)	7,146
U.S. government agency securities	48,887	140	(136)	48,891

Total debt securities	204,257	815	(1,090)	203,982
Equity securities	79	17	—	96

Total	$204,336	$832	$(1,090)	$204,078

Held to Maturity
Fannie Mae	$6,179	$25	$(23)	$6,181
Freddie Mac	3,678	43	(1)	3,720

Total mortgage-backed securities	9,857	68	(24)	9,901
U.S. government agency securities	2,000	23	—	2,023

Total	$11,857	$91	$(24)	$11,924

The amortized cost and estimated fair value of debt securities at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,755	$9,784	$3,120	$3,154
Due after one year through five years	19,549	19,813	2,812	2,838
Due after five years through ten years	1,032	1,042	2,733	2,835
Due after ten years	178,738	182,118	1,927	1,968

Total	$209,074	$212,757	$10,592	$10,795

The Bank had no sale of investment securities for the six months ended March 31, 2009 or 2008.

7.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2009
Securities available-for-sale measured on a recurring basis	$28	$212,757	$—	$212,785
Other real estate owned measured on a non-recurring basis	$2,144	$—	$—	$2,144
Impaired loans measured on a non-recurring basis	$—	$124	$—	$124

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

The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. As of March 31, 2009, all of the financial assets measured at fair value utilized the market approach. Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. Impaired loans are reported at fair value utilizing level two inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2009	September 30, 2008
Real Estate Loans:
Residential	$612,238	$572,038
Construction	8,850	8,254
Commercial	67,718	69,505
Commercial	11,715	11,987
Home equity loans and lines of credit	47,386	47,508
Other	2,975	3,059

	750,882	712,351
Less deferred loan fees	77	546

	750,805	711,805
Less allowance for loan losses	5,209	4,915

Net loans	$745,596	$706,890

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Six Months Ended March 31,
	2009	2008
Balance, beginning of period	$4,915	$4,206
Add
Provision charged to operations	750	300
Loan recoveries	1	1

	5,666	4,507
Less loans charged off	(457)	(87)

Balance, end of period	$5,209	$4,420

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2009	September 30, 2008
Non-interest bearing demand accounts	$22,797	$24,862
NOW accounts	57,130	55,694
Money market accounts	99,981	74,807
Savings and club accounts	65,726	61,444
Certificates of deposit	153,712	153,722

Total	$399,346	$370,529

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 15 of the Company’s Consolidated Financial Statements for the year ended September 30, 2008 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service Cost	$90	$129	$180	$258
Interest Cost	127	143	254	286
Expected return on plan assets	(127)	(164)	(254)	(328)
Amortization of prior service cost	2	2	4	4
Amortization of unrecognized loss	51	52	102	104
Amortization of transition obligation	—	—	—	—

Net periodic benefit cost	$143	$162	$286	$324

The Bank expects to contribute $1.6 million to its pension plan in 2009.

11.	Equity Incentive Plan

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

During the six months ended March 31, 2009, the Company recorded $1.1 million of share-based compensation expense, comprised of stock option expense of $347,000 and restricted stock expense of $728,000. Expected future expense relating to the 1,458,379 non-vested options outstanding as of March 31, 2009, is $2.9 million over the remaining vesting period of 4.17 years. Expected future compensation expense relating to the 589,414 restricted shares at March 31, 2009, is $6.1 million over the remaining vesting period of 4.17 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2009.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2008	1,458,379	$12.35	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, March 31, 2009	1,458,379	$12.35	9.17	$1,400

Exercisable at March 31, 2009	—	$—	—	$—

The following is a summary of the Company’s non-vested options as of March 31, 2009, and changes therein during the year then ended:

	Number of Stock Options	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2008	1,458,379	$2.38
Granted	—	—
Exercised	—	—
Forfeited	—	—

Nonvested at March 31, 2009	1,458,379	$2.38

The following is a summary of the status of the Company’s restricted stock as of March 31, 2009, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2008	589,414	$12.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009	589,414	$12.35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

Total Assets. Total assets increased by $57.1 million, or 5.7%, to $1.05 billion at March 31, 2009 from $993.5 million at September 30, 2008. This increase was primarily due to increases in interest-bearing deposits with other institutions, certificates of deposit, investment securities available for sale and net loans receivable.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $5.1 million, or 120.1%, to $9.3 million at March 31, 2009 from $4.2 million at September 30, 2008. The primary reason for the increase was an increase in the Company’s interest-bearing demand deposit account at FHLBank Pittsburgh of $5.1 million. This increase was primarily the result of the Company’s need to provide liquidity to fund its stock buyback program.

Certificates of Deposit. The Company invested an additional $2.9 million in certificates of deposit at other FDIC-insured financial institutions in November 2008 and realized maturities of $1.9 million in January 2009.

Investment Securities Available for Sale. Investment securities available for sale increased $8.7 million, or 4.3%, to $212.8 million at March 31, 2009 from $204.1 million at September 30, 2008. The increase was due primarily to an increase of $33.9 million in the Company’s portfolio of mortgage-backed securities issued by United States government sponsored agencies or entities and was offset in part by a $25.2 million decrease in the Company’s portfolio of United States government agency securities. The growth in the mortgage-backed securities portfolio was due to the reinvestment of the proceeds from United States government agency security maturities, in addition to the investment of approximately $20.0 million in mortgage-backed securities issued by United States government sponsored agencies or entities as part of a leverage strategy to take advantage of the steepening yield curve.

Net Loans. Net loans increased $38.7 million, or 5.5%, to $745.6 million at March 31, 2009 from $706.9 million at September 30, 2008. Loan growth was primarily attributed to growth in residential real estate loans as a result of continued demand in our market area and recent declines in mortgage rates. During this period, residential loans outstanding increased by $40.2 million to $612.2 million, and construction loans outstanding increased by $596,000 to $8.9 million. These increases were partially offset by decreases in home equity loans and lines of credit outstanding of $122,000 to $47.4 million, other loans outstanding of $83,000 to $3.0 million, commercial real estate loans outstanding of $1.8 million to $67.7 million and commercial loans outstanding of $272,000 to $11.7 million.

Deposits. Deposits increased $28.8 million, or 7.8%, to $399.3 million at March 31, 2009 from $370.5 million at September 30, 2008. At March 31, 2009 compared to September 30, 2008 money market accounts increased $25.2 million to $100.0 million, NOW accounts increased $1.4 million to $57.1 million and savings and club accounts increased $4.3 million to $65.7 million. These increases were offset in part during the same period by decreases in non-interest bearing demand accounts of $2.1 million to $22.8 million and certificates of deposit of $10,000 to $153.7 million. Included in the certificates of deposit at March 31, 2009 was a decrease of $3.9 million in brokered certificates of deposit to $7.0 million. The decline in brokered certificates was the result of the Company’s decision not to renew maturing certificates based on the cost of renewing those certificates compared to other available funding sources.

Borrowed Funds. Borrowed funds increased by $37.6 million, or 9.1%, to $450.4 million at March 31, 2009, from $412.8 million at September 30, 2008. The increase in borrowed funds was primarily due to the need to fund additional loan growth and to purchase investment securities and certificates of deposit.

Stockholders’ Equity. Stockholders’ equity decreased by $10.5 million, or 5.3%, to $189.6 million at March 31, 2009 from $200.1 million at September 30, 2008. This decrease was primarily the result of a stock repurchase program the company began in June 2008. As of March 31, 2009, the Company had purchased 2,086,059 shares at an average price of $13.00 per share. Stock repurchases for the six months ended March 31, 2009 totaled $16.7 million. This decrease was partially offset by net income of $3.4 million and increases in unrealized gains on available for sale securities, net of taxes of $2.6 million and allocation of shares held by the Bank’s ESOP of $311,000.

Average Balance Sheets for the Three Months Ended March 31, 2009 and 2008

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$733,754	$10,523	5.82%	$652,556	$9,884	6.08%
Investment securities
Taxable (2)	35,707	309	3.51%	80,979	937	4.64%
Exempt from federal income tax(2) (3)	7,217	82	6.98%	7,408	83	6.81%

Total investment securities	42,924	391	4.09%	88,387	1,020	4.82%
Mortgage-backed securities	187,992	2,335	5.04%	135,600	1,700	5.03%
Federal Home Loan Bank stock	20,727	—	0.00%	16,954	212	4.99%
Other	7,313	1	0.06%	9,644	75	3.12%

Total interest-earning assets	992,710	13,250	5.43%	903,141	12,891	5.74%
Allowance for loan losses	(4,963)			(4,407)
Noninterest-earning assets	44,874			42,736

Total assets	$1,032,621			$941,470

Interest-bearing liabilities:
NOW accounts	$53,844	11	0.08%	$53,167	16	0.12%
Money market accounts	92,137	404	1.78%	49,115	379	3.10%
Savings and club accounts	61,389	67	0.44%	62,123	65	0.42%
Certificates of deposit	155,183	1,306	3.41%	179,591	1,987	4.44%
Borrowed funds	442,385	4,253	3.90%	354,823	4,068	4.60%

Total interest-bearing liabilities	804,938	6,041	3.04%	698,819	6,515	3.74%
Non-interest bearing NOW accounts	23,402			23,487
Noninterest-bearing liabilities	10,679			9,532

Total liabilities	839,019			731,838
Equity	193,602			209,632

Total liabilities and equity	$1,032,621			$941,470

Net interest income		$7,209			$6,376

Interest rate spread			2.39%			2.00%
Net interest-earning assets	$187,772			$204,322

Net interest margin(4)			2.95%			2.83%
Average interest-earning assets to average interest-bearing liabilities		123.33%			129.24%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Six Months Ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$725,081	$21,124	5.84%	$643,559	$19,667	6.10%
Investment securities
Taxable (2)	40,483	734	3.64%	83,717	2,008	4.79%
Exempt from federal income tax(2) (3)	7,072	165	7.05%	7,378	166	6.76%

Total investment securities	47,555	899	4.14%	91,095	2,174	4.95%
Mortgage-backed securities	175,144	4,363	5.00%	132,514	3,331	5.02%
Federal Home Loan Bank stock	20,143	112	1.12%	16,911	447	5.27%
Other	8,240	8	0.19%	8,233	161	3.88%

Total interest-earning assets	976,163	26,506	5.46%	892,312	25,780	5.78%
Allowance for loan losses	(4,841)			(4,333)
Noninterest-earning assets	46,266			42,803

Total assets	$1,017,588			$930,782

Interest-bearing liabilities:
NOW accounts	$53,523	22	0.08%	$53,761	27	0.10%
Money market accounts	84,264	878	2.09%	46,545	783	3.36%
Savings and club accounts	61,050	130	0.43%	62,264	137	0.44%
Certificates of deposit	156,823	2,729	3.49%	185,443	4,189	4.51%
Borrowed funds	432,887	8,544	3.96%	342,411	8,069	4.70%

Total interest-bearing liabilities	788,547	12,303	3.13%	690,424	13,205	3.81%
Non-interest bearing NOW accounts	23,584			23,552
Noninterest-bearing liabilities	9,997			8,616

Total liabilities	822,128			722,592
Equity	195,460			208,190

Total liabilities and equity	$1,017,588			$930,782

Net interest income		$14,203			$12,575

Interest rate spread			2.33%			1.97%
Net interest-earning assets	$187,616			$201,888

Net interest margin(4)			2.92%			2.81%
Average interest-earning assets to average interest-bearing liabilities		123.79%			129.24%

(5)	Non-accruing loans are included in the outstanding loan balances.
(6)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(7)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(8)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

Net Income. Net income decreased $117,000, to $1.5 million for the three months ended March 31, 2009 compared to net income of $1.7 million for the comparable period in 2008. The net income of $1.5 million for the three months ending March 31, 2009 included an expense of $538,000 related to the Company’s Equity Incentive Plan. As previously announced, the Company’s shareholders approved the ESSA Bancorp, Inc. 2007 Equity Incentive Plan at the 2008 Annual Stockholders meeting on May 8, 2008. Awards granted under the Equity Incentive Plan were made on May 23, 2008.

Net Interest Income. Net interest income increased $833,000 or 13.1%, to $7.2 million for the three months ended March 31, 2009 from $6.4 million for the comparable period in 2008. The increase was primarily attributable to an increase of 39 basis points in the Company’s interest rate spread to 2.39% for the three months ended March 31, 2009, from 2.00% for the comparable period in 2008, which was offset in part by a decrease in average net earning assets of $16.6 million for the three months ended March 31, 2009 as compared to average net earning assets for the comparable period in 2008.

Interest Income. Interest income increased $359,000 or 2.8%, to $13.3 million for the three months ended March 31, 2009 from $12.9 million for the comparable 2008 period. The increase resulted primarily from an $89.6 million increase in average interest-earning assets, partially offset by a 31 basis point decrease in average yield on interest earning assets. The average yield on interest earning assets was 5.43% for the three months ended March 31, 2009, as compared to 5.74% for the comparable 2008 period. Loans increased on average $81.2 million between the two periods along with increases in the average balance of mortgage backed securities of $52.4 million. In addition, average Federal Home Loan Bank stock increased $3.8 million. These increases were offset in part by decreases in the average balances of investment securities of $45.5 million and average other interest earning assets of $2.3 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, maturing certificates of deposit and investment securities into these assets. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice.

Interest Expense. Interest expense decreased $474,000 or 7.3%, to $6.0 million for the three months ended March 31, 2009 from $6.5 million for the comparable 2008 period. The decrease resulted from a 70 basis point decrease in the overall cost of interest bearing liabilities to 3.04% for the three months ended March 31, 2009 from 3.74% for the comparable 2008 period, partially offset by a $106.1 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $18.6 million and average borrowed funds increased $87.6 million. Average interest bearing deposits increased primarily as a result of a $43.0 million increase in average money market accounts offset, in part, by a $24.4 million decrease in average certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $375,000 for the three months ended March 31, 2009 as compared to $150,000 for the three months ended March 31, 2008. The allowance for loan losses was $5.2 million, or 0.69% of loans outstanding, at March 31, 2009, compared to $4.4 million, or 0.66% of loans outstanding at March 31, 2008.

Non-interest Income. Non-interest income decreased $63,000 or 4.8%, to $1.3 million from $1.3 million for the comparable period in 2008. The primary reasons for the decrease were declines in service fees on deposit accounts of $101,000 which were partially offset by increases in service charges and fees on loans of $25,000 and trust and investment fees of $14,000. The primary reason for the decrease in service fees on deposit accounts was a decrease of $78,000 in non-sufficient funds income.

Non-interest Expense. Non-interest expense increased $706,000, or 13.6%, to $5.9 million for the three months ended March 31, 2009 from $5.2 million for the comparable period in 2008. The primary reasons for the increases were increases in compensation and employee benefits of $580,000, occupancy and equipment expenses of $35,000 and other expenses of $112,000. Compensation and employee benefits increased primarily as a result of an expense of $538,000 for the three months ended March 31, 2009, related to the Company’s equity incentive plan. As previously announced, the Company’s stockholders approved the ESSA Bancorp, Inc. 2007 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders on May 8, 2008. Awards granted under the Equity Incentive Plan were made on May 23, 2008. Occupancy and equipment expense increased primarily as a result of an increase in general repairs and maintenance of $34,000. Other expenses increased primarily as a result of increases in FDIC insurance of $46,000 and REO expense of $19,000.

Income Taxes. Income tax expense decreased $44,000 to $660,000 for the three months ended March 31, 2009 from $704,000 for the comparable 2008 period. The decrease was primarily a result of the decrease in income before taxes of $161,000 for the three months ended March 31, 2009. The effective tax rate was 30.1% for the three months ended March 31, 2009, compared to 29.9% for the 2008 period.

Comparison of Operating Results for the Six Months Ended March 31, 2009 and March 31, 2008

Net Income. Net income increased $16,000, to $3.4 million for the six months ended March 31, 2009 compared to net income of $3.4 million for the comparable period in 2008. The net income of $3.4 million for the six months ending March 31, 2009 included a one time tax benefit of $317,000 related to the Company’s other than temporary impairment (OTTI) charge taken in the previous fiscal year. The OTTI charge related to Fannie Mae perpetual preferred stock held in the Company’s available for sale securities portfolio. The 2009 period also included an expense of $1.1 million related to the Company’s Equity Incentive Plan.

Net Interest Income. Net interest income increased $1.6 million or 13.0%, to $14.2 million for the six months ended March 31, 2009 from $12.6 million for the comparable period in 2008. The increase was primarily attributable to an increase of 36 basis points in the Company’s interest rate spread to 2.33% for the six months ended March 31, 2009, from 1.97% for the comparable period in 2008, which was offset in part by a decrease in average net earning assets of $14.3 million for the six months ended March 31, 2009 as compared to average net earning assets for the comparable period in 2008.

Interest Income. Interest income increased $726,000 or 2.8%, to $26.5 million for the six months ended March 31, 2009 from $25.8 million for the comparable 2008 period. The increase resulted primarily from an $83.9 million increase in average interest-earning assets, partially offset by a 32 basis point decrease in average yield on interest earning assets. The average yield on interest earning assets was 5.46% for the six months ended March 31, 2009, as compared to 5.78% for the comparable 2008 period. Loans increased on average $81.5 million between the two periods along with increases in the average balance of mortgage backed securities of $42.6 million. In addition, average Federal Home Loan Bank stock increased $3.2 million and average other interest earning assets were unchanged with an average balance of $8.2 million. These increases were offset in part by a decrease in the average balances of investment securities of $43.5 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, maturing certificates of deposit and investment securities into these assets. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice.

Interest Expense. Interest expense decreased $902,000, to $12.3 million for the six months ended March 31, 2009 from $13.2 million for the comparable 2008 period. The decrease resulted from a 69 basis point decrease in the overall cost of interest bearing liabilities to 3.13% for the six months ended March 31, 2009 from 3.81% for the comparable 2008 period, partially offset by a $98.1 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $7.6 million and average borrowed funds increased $90.5 million. Average interest bearing deposits increased primarily as a result of an increase of $37.7 million in average money market accounts offset, in part, by a $28.6 million decrease in average certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $750,000 for the six months ended March 31, 2009 as compared to $300,000 for the six months ended March 31, 2008. The allowance for loan losses was $5.2 million, or 0.69% of loans outstanding, at December 31, 2008, compared to $4.4 million, or 0.66% of loans outstanding at March 31, 2008.

Non-interest Income. Non-interest income decreased $202,000 or 7.3%, to $2.6 million from $2.8 million for the comparable period in 2008. The primary reasons for the decrease were declines in service fees on deposit accounts of $167,000, and trust and investment fees of $23,000. The primary reasons for the decline in service fees on deposit accounts were decreases in non-sufficient fund income of $99,000 and ATM and debit card surcharge income of $23,000.

Non-interest Expense. Non-interest expense increased $1.4 million, or 14.1%, to $11.7 million for the six months ended March 31, 2009 from $10.2 million for the comparable period in 2008. The primary reasons for the increases were increases in compensation and employee benefits of $1.2 million, occupancy and equipment expenses of $61,000, advertising fees of $60,000 and other expenses of $138,000. Compensation and employee benefits increased primarily as a result of an expense of $1.1 million for the six months ended March 31, 2009, related to the Company’s equity incentive plan. As previously announced, the Company’s stockholders approved the ESSA Bancorp, Inc. 2007 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders on May 8, 2008. Awards granted under the Equity Incentive Plan were made on May 23, 2008. Occupancy and equipment costs increased primarily as a result of an increase in general repairs and maintenance expense of $39,000. Advertising fees increased due to increased print and radio marketing activity. Other expenses increased as a result of increases in FDIC insurance of $62,000 and REO expense of $60,000.

Income Taxes. Income tax expense decreased $480,000 to $1.0 million for the six months ended March 31, 2009 from $1.5 million for the comparable 2008 period. The decrease was primarily a result of a one-time tax benefit of $317,000 related to the Company’s other than temporary impairment (OTTI) charge taken in the previous year. The OTTI charge related to Fannie Mae perpetual preferred stock held in the Company’s available for sale portfolio. The effective tax rate was 23.0% for the six months ended March 31, 2009, compared to 30.7% for the 2008 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	March 31, 2009	September 30, 2008
Non-performing assets:
Non-accruing loans	$3,230	$3,938
Accruing loans past due 90 days or more	—	—

Total non-performing loans	3,230	3,938
Real estate owned	2,144	31

Total non-performing assets	$5,374	$3,969

Ratio of non-performing loans to total loans	0.43%	0.55%

Ratio of non-performing loans to total assets	0.31%	0.40%

Ratio of non-performing assets to total assets	0.51%	0.40%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. The $3.2 million of non-accruing loans included 16 residential loans with an aggregate outstanding balance of $2.9 million that were past due 90 or more days at March 31, 2009. In addition, a commercial business relationship with a combined loan relationship of $201,000 was judged by management to be impaired at March 31, 2009. Specific reserves set aside for these impaired loans amounted to $77,000 at March 31, 2009.

On October 30, 2008, the Company received a deed in lieu of foreclosure on the three related commercial real estate loans totaling $2.5 million which has been written down to $2.1 million. The property is being actively marketed and additional losses may occur.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2009, $17.3 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $12.9 million at March 31, 2009. As of March 31, 2009, we had $347.4 million in borrowings outstanding from FHLBank Pittsburgh, $60.0 million in borrowings through repurchase agreements with other financial institutions, and $43.0 in borrowings outstanding at the Federal Reserve Bank. We have access to additional FHLBank advances of up to approximately $202.2 million.

At March 31, 2009, we had $55.5 million in loan commitments outstanding, which included, in part, $20.2 million in undisbursed construction loans, $22.8 million in unused home equity lines of credit, $4.9 million in commercial lines of credit and $4.2 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of March 31, 2009 totaled $101.4 million, or 66.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $5.3 million and $4.4 million for the six months ended March 31, 2009 and 2008, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $50.8 million and $55.3 million for the six months ended March 31, 2009 and 2008, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $50.1 million and $52.9 million for the six months ended March 31, 2009 and 2008, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At March 31, 2009 the Company had a $2.6 million reserve established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

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

Contractual Obligations

During the first six months of fiscal 2009, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2008.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2008. However, in view of the significant decline in long term mortgage rates since November, 2008, attributable primarily to U.S. Government intervention in the mortgage market, the Company decided that is would be prudent to reduce its portfolio of longer term, fixed rate loans through a one time restructuring. Consequently, on April 21, 2009, the Company agreed to sell $20.4 million of its residential mortgage loans to Freddie Mac. The sale is expected to consist of 124 loans with a weighted average maturity of 320 months and a weighted average coupon of 5.324%. The sale is also expected to result in a gain of approximately $349,000. The Company is also considering, but has not begun, selling long term, fixed rate residential mortgage loans on a flow basis while mortgage rates remain depressed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2009.

	Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1- January 31, 2009	190,400	$13.55	190,400	894,235
February 1 – February 28, 2009	147,100	12.81	147,100	747,135
March 1 – March 31, 2009	286,059	12.28	286,059	461,076

Total	623,559	$12.79	623,559

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on February 5, 2009. The matters considered and voted on by the Company’s stockholders at the annual meeting and the votes of the stockholders were as follows:

Matter 1. The election of directors, each for a three-year term.

NAME	For	%	WITHHOLD	%
John E. Burrus	13,369,300	94.4	798,681	5.6
John S. Schoonover, Jr.	13,374,770	94.4	793,211	5.6
Robert C. Selig, Jr.	13,753,133	97.1	411,848	2.9

Directors William P. Douglass, Gary S. Olson, William A. Viechnicki, D.D.S., Daniel J. Henning, Frederick E. Kutteroff and Elizabeth B. Weekes continued in their respective terms of office following the Annual Meeting of Stockholders.

Matter 2. The ratification of the appointment of S.R. Snodgrass as the independent registered public accountants for the fiscal year ending September 30, 2009.

FOR	%	Against	%	ABSTAIN	%	BROKER NO VOTES	%
13,447,504	98.8	167,002	1.2	53,475	—	—	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of ESSA Bancorp, Inc.*
3.2	Bylaws of ESSA Bancorp, Inc.*
4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Form of Employment Agreement for Chief Executive Officer*
10.3	Form of Employment Agreement for Executive Officers*
10.4	Form of Change in Control Agreement*
10.5	(Reserved)
10.6	Supplemental Retirement Plan for Gary S. Olson *
10.7	Supplemental Retirement Plan for Robert S. Howes, Jr.*
10.8	Supplemental Retirement Plan for Diane K. Reimer*
10.9	Supplemental Retirement Plan for Thomas J. Grayuski*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-139157).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: May 11, 2009	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 11, 2009	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer