Form 10-Q
period 2009-06-30
ESSA Bancorp, Inc.
filed 2009-08-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 6, 2009 there were 14,990,620 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2009	September 30, 2008
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,655	$8,382
Interest-bearing deposits with other institutions	2,770	4,232

Total cash and cash equivalents	10,425	12,614
Certificates of deposit	3,342	3,777
Investment securities available for sale	232,443	204,078
Investment securities held to maturity (estimated fair value of $9,876 and $11,924)	9,723	11,857
Loans receivable (net of allowance for loan losses of $5,494 and $4,915)	736,765	706,890
Federal Home Loan Bank stock	20,727	19,188
Premises and equipment	10,762	10,662
Bank-owned life insurance	14,931	14,516
Foreclosed real estate	2,698	31
Other assets	11,126	9,869

TOTAL ASSETS	$1,052,942	$993,482

LIABILITIES
Deposits	$401,239	$370,529
Short-term borrowings	68,153	39,510
Other borrowings	386,507	373,247
Advances by borrowers for taxes and insurance	6,285	2,047
Other liabilities	5,632	8,063

TOTAL LIABILITIES	867,816	793,396

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 14,990,620 and 16,777,667 outstanding at June 30, 2009 and September 30, 2008)	170	170
Additional paid in capital	161,669	159,919
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(12,453)	(12,792)
Retained earnings	61,583	58,227
Treasury stock, at cost; 1,990,280 and 203,233 shares outstanding at June 30, 2009 and September 30, 2008	(26,234)	(2,753)
Accumulated other comprehensive income (loss)	391	(2,685)

TOTAL STOCKHOLDERS’ EQUITY	185,126	200,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,052,942	$993,482

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$10,682	$10,130	$31,806	$29,797
Investment securities:
Taxable	2,467	2,674	7,564	8,013
Exempt from federal income tax	83	83	248	249
Other investment income	1	217	121	825

Total interest income	13,233	13,104	39,739	38,884

INTEREST EXPENSE
Deposits	1,635	2,018	5,394	7,154
Short-term borrowings	70	1,052	343	1,815
Other borrowings	4,085	3,164	12,356	10,470

Total interest expense	5,790	6,234	18,093	19,439

NET INTEREST INCOME	7,443	6,870	21,646	19,445
Provision for loan losses	375	150	1,125	450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,068	6,720	20,521	18,995

NONINTEREST INCOME
Service fees on deposit accounts	790	873	2,369	2,619
Services charges and fees on loans	158	174	450	472
Trust and investment fees	209	208	623	645
Impairment loss on securities	(68)	—	(68)	—
Gain on sale of investments, net	148	—	148	—
Gain on sale of loans, net	372	—	372	—
Earnings on Bank-owned life insurance	137	146	415	429
Other	1	9	25	33

Total noninterest income	1,747	1,410	4,334	4,198

NONINTEREST EXPENSE
Compensation and employee benefits	3,636	3,169	10,810	9,174
Occupancy and equipment	696	705	2,160	2,108
Professional fees	306	379	1,028	1,067
Data processing	466	443	1,402	1,400
Advertising	191	155	543	447
FDIC premiums	457	11	542	33
Other	535	453	1,468	1,311

Total noninterest expense	6,287	5,315	17,953	15,540

Income before income taxes	2,528	2,815	6,902	7,653
Income taxes	787	849	1,794	2,336

NET INCOME	$1,741	$1,966	$5,108	$5,317

EARNINGS PER SHARE
Basic	$0.13	$0.13	$0.36	$0.34
Diluted	$0.13	$0.12	$0.36	$0.33

DIVIDENDS PER SHARE	$0.04	$0.04	$0.12	$0.04

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in thousands)
Balance, September 30, 2008	16,777,667	$170	$159,919	$(12,792)	$58,227	$(2,753)	$(2,685)	$200,086

Cumulative adjustment of change in accounting for split-dollar life insurance arrangements					(49)			(49)
Net income					5,108			5,108	$5,108

Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $1,530							2,971	2,971	2,971
Change in unrecognized pension cost, net of income taxes of $54							105	105	105

Comprehensive income									$8,184

Cash dividends declared ($0.12 per share)					(1,703)			(1,703)
Stock based compensation			1,614					1,614
Allocation of ESOP stock			124	339				463
Restricted stock forfeitures	(906)		12			(12)		—
Treasury shares purchased	(1,786,141)					(23,469)		(23,469)

Balance, June 30, 2009	14,990,620	$170	$161,669	$(12,453)	$61,583	$(26,234)	$391	$185,126

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2009	2008
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$5,108	$5,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,125	450
Provision for depreciation and amortization	903	932
Accretion of discounts and premiums, net	(130)	(309)
Compensation expense on ESOP	463	439
Stock based compensation	1,614	191
Decrease in accrued interest receivable	276	463
Increase (decrease) in accrued interest payable	11	(177)
Net gain on sale of mortgage loans	(372)	—
Origination of mortgage loans sold	(4,461)
Proceeds from sale of mortgage loans originated for sale	4,517
Net gain on sale of investment securities	(148)	—
Earnings on bank-owned life insurance	(415)	(429)
Deferred federal income taxes	(352)	10
Increase (decrease) in accrued pension liability	(1,331)	339
Other, net	6	1,047

Net cash provided by operating activities	6,814	8,273

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	3,497	—
Purchase of certificates of deposit	(2,926)	(3,768)
Investment securities available for sale:
Proceeds from sale of investment securities	15,880	—
Proceeds from principal repayments and maturities	78,398	109,648
Purchases	(118,150)	(113,337)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,129	4,776
Increase in loans receivable, net	(52,623)	(67,025)
Proceeds from sale of loans	19,274	—
Redemption of FHLB stock	509	3,922
Purchase of FHLB stock	(2,048)	(5,899)
Investment in limited partnership	(2,729)	—
Proceeds from sale of other real estate	21	—
Purchase of premises, equipment, and software	(906)	(640)

Net cash used for investing activities	(59,674)	(72,323)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	30,710	(14,039)
Net increase in short-term borrowings	28,643	10,296
Proceeds from other borrowings	96,260	106,650
Repayment of other borrowings	(83,000)	(37,500)
Increase in advances by borrowers for taxes and insurance	4,238	4,855
Purchase of treasury stock shares	(24,477)	(2,458)
Dividends on common stock	(1,703)	(625)

Net cash provided by financing activities	50,671	67,179

(Decrease) Increase in cash and cash equivalents	(2,189)	3,129
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,614	16,779

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,425	$19,908

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$18,082	$19,616
Income taxes	2,655	2,049
Noncash items:
Other real estate owned	2,667	—
Treasury shares payable	1,008	—

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine months ended June 30, 2009 and 2008.

	Three months ended		Nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900	16,980,900

Average treasury stock shares	(1,788,732)	—	(1,185,292)	—

Average unallocated ESOP shares	(1,249,170)	(1,294,447)	(1,260,531)	(1,306,246)

Average unearned non-vested shares	(492,146)	(27,007)	(501,430)	(8,969)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	13,450,852	15,659,446	14,033,648	15,665,685

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	17,860	384,728	—	512,956
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	2,462	—	59,920

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	13,468,712	16,046,636	14,033,648	16,238,561

Options to purchase 1,458,379 shares of common stock outstanding as of the nine months ended June 30, 2009 at a price of $12.35 per share and 461,702 shares of common stock equivalents outstanding as of the nine months ended June 30, 2009 at a price of $12.35 per share were not included in the computation of diluted EPS because to do so would have been anti-dilutive. There were no options or common stock equivalents outstanding as of June 30, 2008 that were anti-dilutive.

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

The components of comprehensive income consist of unrealized gains and losses on available for sale securities and the change in minimum pension liability. For the nine months ended June 30, 2009, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended June 30, 2009 comprehensive income totaled $2.2 million. For the three and nine months ended June 30, 2008 comprehensive income totaled $1.2 million and $5.7 million, respectively.

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

In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosure in Note 7 herein.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS No. 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting

Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

6.	Investment Securities

The amortized cost and estimated fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$69,902	$1,027	$(109)	$70,820
Freddie Mac	89,062	1,819	(48)	90,833
Governmental National Mortgage Association securities	38,134	1,094	—	39,228

Total mortgage-backed securities	197,098	3,940	(157)	200,881
Obligations of states and political subdivisions	7,169	182	(41)	7,310
U.S. government agency securities	23,921	287	—	24,208

Total debt securities	228,188	4,409	(198)	232,399
Equity securities	12	32	—	44

Total	$228,200	$4,441	$(198)	$232,443

Held to Maturity
Fannie Mae	$5,014	$90	$(1)	$5,103
Freddie Mac	2,709	59	(1)	2,767

Total mortgage-backed securities	7,723	149	(2)	7,870
U.S. government agency securities	2,000	6	—	2,006

Total	$9,723	$155	$(2)	$9,876

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Fannie Mae	$56,462	$189	$(515)	$56,136
Freddie Mac	77,700	269	(282)	77,687
Governmental National Mortgage Association securities	14,037	113	(28)	14,122

Total mortgage-backed securities	148,199	571	(825)	147,945
Obligations of states and political subdivisions	7,171	104	(129)	7,146
U.S. government agency securities	48,887	140	(136)	48,891

Total debt securities	204,257	815	(1,090)	203,982
Equity securities	79	17	—	96

Total	$204,336	$832	$(1,090)	$204,078

Held to Maturity
Fannie Mae	$6,179	$25	$(23)	$6,181
Freddie Mac	3,678	43	(1)	3,720

Total mortgage-backed securities	9,857	68	(24)	9,901
U.S. government agency securities	2,000	23	—	2,023

Total	$11,857	$91	$(24)	$11,924

The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,278	$11,263	$4,117	$4,133
Due after one year through five years	18,646	18,913	1,262	1,287
Due after five years through ten years	24,318	24,407	2,547	2,626
Due after ten years	173,946	177,816	1,797	1,830

Total	$228,188	$232,399	$9,723	$9,876

For the nine months ended June 30, 2009 the Company realized a gross gain of $148,000 on the sale of $11.4 million of Fannie Mae and $4.5 million of Freddie Mac mortgage-backed securities previously classified as available for sale. The Company had no sale of investment securities for the nine months ended June 30, 2008.

7.	Unrealized Losses on Securities

The following table shows the Company’s unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2009
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mac	10	$24,428	$(110)	$—	$—	$24,428	$(110)
Freddie Mac	4	7,911	(48)	39	(1)	7,950	(49)
Governmental National Mortgage Association securities	1	18	—	—	—	18	—
Obligations of states and political subdivisions	1	—	—	896	(41)	896	(41)
U.S. government agency securities	0	—	—	—	—	—	—

Total	16	$32,357	$(158)	$935	$(42)	$33,292	$(200)

	September 30, 2008
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mac	20	$41,932	$(538)	$—	$—	$41,932	$(538)
Freddie Mac	17	27,530	(257)	940	(26)	28,470	(283)
Governmental National Mortgage Association securities	4	3,694	(28)	—	—	3,694	(28)
Obligations of states and political subdivisions	6	4,076	(129)	—	—	4,076	(129)
U.S. government agency securities	5	18,260	(136)	—	—	18,260	(136)

Total	52	$95,492	$(1,088)	$940	$(26)	$96,432	$(1,114)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. State or political subdivision.

The policy of the Company is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investment with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at June 30, 2009, the declines outlined in the above table represent temporary declines. The Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis. However, the Company will continue to review its investment portfolio to determine whether any particular impairment is other than temporary. Management does not believe that any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. However, as of June 30, 2009, the Company recognized a loss of $68,000 on equity securities that it deemed, through analysis of the security, to be other than a temporary loss. The loss is related to Fannie Mac perpetual preferred stock that the Company owns. Fannie Mae was placed into conservatorship by the U.S. Government on September 7, 2008.

8.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2009
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$200,881	$—	$200,881
Obligations of states and political subdivisions	—	7,310	—	7,310
U.S. government agencies	—	24,208	—	24,208
Equity securities	44	—	—	44

Total debt and equity securities	$44	$232,399	$—	$232,443
Other real estate owned	$—	$2,698	$—	$2,698
Impaired loans measured on a non-recurring basis	$—	$58	$—	$58

As required by FAS No. 157, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. Impaired loans are reported at fair value utilizing level two inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2009, two impaired loans with a carrying value of $162,000 were reduced by specific valuation allowance totaling $104,000 resulting in a net fair value of $58,000 based on Level 2 inputs.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	June 30, 2009		September 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,425	$10,425	$12,614	$12,614
Certificates of deposit	3,342	3,342	3,777	3,777
Investment and mortgage-backed securities:
Available for sale	232,443	232,443	204,078	204,078
Held to maturity	9,723	9,876	11,857	11,924
Loans receivable, net	736,765	748,593	706,890	699,943
Accrued interest receivable	4,450	4,450	4,726	4,726
FHLB stock	20,727	20,727	19,188	19,188
Mortgage servicing rights	303	303	156	156
Bank owned life insurance	14,931	14,931	14,516	14,516

Financial liabilities:
Deposits	401,239	404,310	370,529	373,253
Short-term borrowings	68,153	68,153	39,510	39,510
Other borrowings	386,507	401,527	373,247	380,394
Advances by borrowers for taxes and insurance	6,285	6,285	2,047	2,047
Accrued interest payable	1,681	1,681	1,670	1,670

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

Certificates of Deposit, Loans Receivable, Deposits, Other Borrowings, and Mortgage Servicing Rights

The fair values for loans and mortgage servicing rights are estimated by discounting contractual cash flows and adjusting for prepayment estimates. Discount rates are based upon market rates generally charged for such loans with similar characteristics. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year end. Fair values for certificates of deposit, time deposits, and other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and borrowings of similar remaining maturities.

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

9.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2009	September 30, 2008

Real Estate Loans:
Residential	$605,311	$572,038
Construction	4,644	8,254
Commercial	66,682	69,505
Commercial	16,856	11,987
Home equity loans and lines of credit	46,000	47,508
Other	2,804	3,059

	742,297	712,351
Less deferred loan fees	38	546

	742,259	711,805
Less allowance for loan losses	5,494	4,915

Net loans	$736,765	$706,890

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Nine Months Ended June 30,
	2009	2008
Balance, beginning of period	$4,915	$4,206
Add
Provision charged to operations	1,125	450
Loan recoveries	2	1

	6,042	4,657
Less loans charged off	(548)	(193)

Balance, end of period	$5,494	$4,464

10.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2009	September 30, 2008
Non-interest bearing demand accounts	$25,148	$24,862
NOW accounts	54,977	55,694
Money market accounts	106,123	74,807
Savings and club accounts	67,388	61,444
Certificates of deposit	147,603	153,722

Total	$401,239	$370,529

11.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 15 of the Company’s Consolidated Financial Statements for the year ended September 30, 2008 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Service Cost	$90	$129	$270	$387
Interest Cost	127	143	381	429
Expected return on plan assets	(127)	(164)	(381)	(492)
Amortization of prior service cost	2	2	6	6
Amortization of unrecognized loss	51	52	153	156

Net periodic benefit cost	$143	$162	$429	$486

The Bank contributed $1.6 million to its pension plan in 2009.

12.	Equity Incentive Plan

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

During the nine months ended June 30, 2009, the Company recorded $1.6 million of share-based compensation expense, comprised of stock option expense of $521,000 and restricted stock expense of $1.1 million. Expected future expense relating to the 1,166,703 non-vested options outstanding as of June 30, 2009, is $2.7 million over the remaining vesting period of 3.92 years. Expected future compensation expense relating to the 471,531 restricted shares at June 30, 2009, is $5.7 million over the remaining vesting period of 3.92 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2009.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2008	1,458,379	$12.35	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, June 30, 2009	1,458,379	$12.35	8.92	$1,925

Exercisable at June 30, 2009	291,676	$12.35	8.92	$385

The weighted average grant date fair value of the Company’s non-vested options as of June 30, 2009 and September 30, 2008 was $2.38.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2009, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2008	589,414	$12.35
Granted	—	—
Vested	(117,883)
Forfeited	—	—

Nonvested at June 30, 2009	471,531	$12.35

13.	Subsequent Events

The Company assessed events occurring subsequent to June 30, 2009 through August 10, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 10, 2009.

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

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

Total Assets. Total assets increased by $59.5 million, or 6.0%, to $1.05 billion at June 30, 2009 from $993.5 million at September 30, 2008. This increase was primarily due to increases in investment securities available for sale and net loans receivable.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $1.5 million, or 34.6%, to $2.8 million at June 30, 2009 from $4.2 million at September 30, 2008. The primary reason for the decrease was a decrease in the Company’s interest-bearing demand deposit account at FHLBank Pittsburgh of $1.5 million. This decrease was primarily the result of the Company’s use of cash to repurchase stock as part of its first stock repurchase program which was completed in early June 2009.

Investment Securities Available for Sale. Investment securities available for sale increased $28.4 million, or 13.9%, to $232.4 million at June 30, 2009 from $204.1 million at September 30, 2008. The increase was due primarily to an increase of $55.5 million in the Company’s portfolio of mortgage-backed securities issued by United States government sponsored agencies or entities and was offset in part by a $27.2 million decrease in the Company’s portfolio of United States government agency securities. The growth in the mortgage-backed securities portfolio was due to the reinvestment of the proceeds from United States government agency security maturities, the investment of approximately $20.0 million in mortgage-backed securities issued by United States government sponsored agencies or entities as part of a leverage strategy to take advantage of the steepening yield curve, and the partial reinvestment of the proceeds from the sale of $23.8 million of thirty year, fixed rate mortgage loans. During the quarter ended June 30, 2009, the Company sold $15.9 million of adjustable rate mortgage-backed securities that had interest rates scheduled to reset during the next twelve months. The proceeds from the sale were reinvested in shorter duration, fixed rate mortgage-backed securities issued by United States government sponsored agencies or entities.

Net Loans. Net loans increased $29.9 million, or 4.2%, to $736.8 million at June 30, 2009 from $706.9 million at September 30, 2008. Loan growth was primarily attributed to growth in residential real estate loans as a result of continued demand in our market area and recent declines in mortgage rates. During this period, residential loans outstanding increased by $33.3 million, net of the sale of $23.8 million of thirty year, fixed rate residential loans, to $605.3 million, and commercial loans outstanding increased by $4.9 million to $16.9 million. These increases were partially offset by decreases in home equity loans and lines of credit outstanding of $1.5 million to $46.0 million, other loans outstanding of $255,000 to $2.8 million, commercial real estate loans outstanding of $2.8 million to $66.7 million and construction loans outstanding of $3.6 million to $4.6 million.

Deposits. Deposits increased $30.7 million, or 8.3%, to $401.2 million at June 30, 2009 from $370.5 million at September 30, 2008. At June 30, 2009 compared to September 30, 2008, money market accounts increased $31.3 million to $106.1 million, non-interest bearing demand accounts increased $286,000 to $25.1 million and savings and club accounts increased $5.9 million to $67.4 million. These increases were offset in part during the same period by decreases in NOW accounts of $717,000 to $55.0 million and certificates of deposit of $6.1 million to $147.6 million. Included in the certificates of deposit at June 30, 2009 was a decrease of $3.9 million in brokered certificates of deposit to $7.0 million. The decline in brokered certificates was the result of the Company’s decision not to renew maturing certificates based on the cost of renewing those certificates compared to other available funding sources.

Borrowed Funds. Borrowed funds increased by $41.9 million, or 10.2%, to $454.7 million at June 30, 2009, from $412.8 million at September 30, 2008. The increase in borrowed funds was primarily due to the need to fund additional loan growth and to purchase investment securities.

Stockholders’ Equity. Stockholders’ equity decreased by $15.0 million, or 7.5%, to $185.1 million at June 30, 2009 from $200.1 million at September 30, 2008. This decrease was primarily the result of a stock repurchase program the Company began in June 2008. As of June 30, 2009, the Company had purchased 2,547,135 shares at an average price of $13.14 per share. Stock repurchases for the nine months ended June 30, 2009 totaled $23.5 million. This decrease was partially offset by net income of $5.1 million and increases in unrealized gains on available for sale securities, net of taxes of $3.0 million and allocation of shares held by the Bank’s ESOP of $463,000.

Average Balance Sheets for the Three Months Ended June 30, 2009 and 2008

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$746,239	$10,682	5.74%	$677,843	$10,130	5.99%
Investment securities
Taxable (2)	31,312	230	2.95%	64,635	708	4.39%
Exempt from federal income tax (2) (3)	7,324	83	6.89%	7,370	83	6.84%

Total investment securities	38,636	313	3.69%	72,005	791	4.64%
Mortgage-backed securities	188,762	2,237	4.75%	162,674	1,966	4.85%
Federal Home Loan Bank stock	20,727	—	0.00%	18,457	158	3.43%
Other	2,388	1	0.17%	11,384	59	2.08%

Total interest-earning assets	996,752	13,233	5.34%	942,363	13,104	5.60%
Allowance for loan losses	(5,316)			(4,441)
Noninterest-earning assets	50,221			41,118

Total assets	$1,041,657			$979,040

Interest-bearing liabilities:
NOW accounts	$55,357	12	0.09%	$56,175	9	0.06%
Money market accounts	102,868	375	1.46%	66,734	435	2.61%
Savings and club accounts	65,013	69	0.43%	64,077	66	0.41%
Certificates of deposit	153,235	1,179	3.09%	154,046	1,508	3.93%
Borrowed funds	439,650	4,155	3.79%	390,760	4,216	4.33%

Total interest-bearing liabilities	816,123	5,790	2.85%	731,792	6,234	3.42%
Non-interest bearing NOW accounts	25,520			24,896
Noninterest-bearing liabilities	11,664			11,308

Total liabilities	853,307			767,996
Equity	188,350			211,044

Total liabilities and equity	$1,041,657			$979,040

Net interest income		$7,443			$6,870

Interest rate spread			2.49%			2.18%
Net interest-earning assets	$180,629			$210,571

Net interest margin (4)			3.00%			2.92%
Average interest-earning assets to average interest-bearing liabilities		122.13%			128.77%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$732,134	$31,806	5.81%	$654,987	$29,797	6.06%
Investment securities
Taxable (2)	37,427	963	3.44%	77,357	2,715	4.68%
Exempt from federal income tax (2) (3)	7,156	247	6.99%	7,375	248	6.79%

Total investment securities	44,583	1,210	4.01%	84,732	2,963	4.86%
Mortgage-backed securities	179,683	6,602	4.91%	142,567	5,299	4.95%
Federal Home Loan Bank stock	20,338	112	0.74%	17,427	605	4.62%
Other	6,289	9	0.19%	9,283	220	3.16%

Total interest-earning assets	983,027	39,739	5.42%	908,996	38,884	5.72%
Allowance for loan losses	(4,999)			(4,369)
Noninterest-earning assets	47,508			42,241

Total assets	$1,025,536			$946,868

Interest-bearing liabilities:
NOW accounts	$54,135	33	0.08%	$54,567	29	0.07%
Money market accounts	90,466	1,253	1.85%	53,275	1,218	3.05%
Savings and club accounts	62,371	200	0.43%	62,869	210	0.44%
Certificates of deposit	155,627	3,908	3.36%	174,978	5,697	4.34%
Borrowed funds	435,141	12,699	3.90%	358,527	12,285	4.56%

Total interest-bearing liabilities	797,740	18,093	3.03%	704,216	19,439	3.68%
Non-interest bearing NOW accounts	24,229			24,000
Noninterest-bearing liabilities	10,552			9,511

Total liabilities	832,521			737,727
Equity	193,015			209,141

Total liabilities and equity	$1,025,536			$946,868

Net interest income		$21,646			$19,445

Interest rate spread			2.39%			2.04%
Net interest-earning assets	$185,287			$204,780

Net interest margin (4)			2.94%			2.85%
Average interest-earning assets to average interest-bearing liabilities		123.23%			129.08%

(5)	Non-accruing loans are included in the outstanding loan balances.
(6)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(7)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(8)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008

Net Income. Net income decreased $225,000, or 11.4%, to $1.7 million for the three months ended June 30, 2009 compared to net income of $2.0 million for the comparable period in 2008. The net income of $1.7 million for the three months ending June 30, 2009 included several transactions that, viewed individually, had a significant impact on the Company’s quarterly earnings. In response to continued low interest rates on residential mortgage loans the Company sold $23.8 million of its thirty year, fixed rate residential mortgage loans. The sales resulted in a pre-tax gain of $372,000 during the quarter. The proceeds from the sales were reinvested in shorter duration mortgage-backed securities issued by United States government sponsored agencies or entities and additional loan production. The Company also sold $15.9 million of adjustable rate mortgage backed securities that had interest rates scheduled to reset in the next twelve months. The sale resulted in a pre-tax gain of $148,000 during the quarter. The proceeds from the sale were reinvested in fixed rate, shorter duration mortgage-backed securities issued by United States government sponsored agencies or entities. Also during the quarter the Company recorded a pre-tax other than temporary impairment (OTTI) charge of $68,000. The charge was for the remaining value of the Company’s investment in Fannie Mae preferred stock which had been previously written down during the fiscal year ended September 30, 2008. Finally, in addition to its regular assessment increase, the Federal Deposit Insurance Corporation (FDIC) issued a special assessment to all FDIC insured banks to replenish reserves depleted by bank failures during the previous two years. This assessment totaled $400,000. Collectively, these transactions increased earnings for the quarter by $52,000 before income taxes. Offsetting this increase and an increase in net interest income of $573,000 were increases in the provision for loan losses of $225,000, decreases in non-interest income, net of gains and OTTI charges of $115,000 and increases in non-interest expense, net of the FDIC special assessment of $572,000.

Net Interest Income. Net interest income increased $573,000 or 8.3%, to $7.4 million for the three months ended June 30, 2009 from $6.9 million for the comparable period in 2008. The increase was primarily attributable to an increase of 31 basis points in the Company’s interest rate spread to 2.49% for the three months ended June 30, 2009, from 2.18% for the comparable period in 2008, which was offset in part by a decrease in average net earning assets of $29.9 million for the three months ended June 30, 2009 as compared to average net earning assets for the comparable period in 2008.

Interest Income. Interest income increased $129,000 or 1.0%, to $13.2 million for the three months ended June 30, 2009 from $13.1 million for the comparable 2008 period. The increase resulted primarily from a $54.4 million increase in average interest-earning assets, partially offset by a 26 basis point decrease in average yield on interest earning assets. The average yield on interest earning assets was 5.34% for the three months ended June 30, 2009, as compared to 5.60% for the comparable 2008 period. Loans increased on average $68.4 million between the two periods along with increases in the average balance of mortgage backed securities of $26.1 million. In addition, average Federal Home Loan Bank stock increased $2.3 million. These increases were offset in part by decreases in the average balances of investment securities of $33.4 million and average other interest earning assets of $9.0 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of loan sale proceeds, borrowing proceeds and maturing investment proceeds into these assets. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice.

Interest Expense. Interest expense decreased $444,000 or 7.1%, to $5.8 million for the three months ended June 30, 2009 from $6.2 million for the comparable 2008 period. The decrease resulted from a 57 basis point decrease in the overall cost of interest bearing liabilities to 2.85% for the three months ended June 30, 2009 from 3.42% for the comparable 2008 period, partially offset by an $84.3 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $35.4 million and average borrowed funds increased $48.9 million. Average interest bearing deposits increased primarily as a result of a $36.1 million increase in average money market accounts offset, in part, by decreases in average certificates of deposit and NOW accounts.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $375,000 for the three months ended June 30, 2009 as compared to $150,000 for the three months ended June 30, 2008. The allowance for loan losses was $5.5 million, or 0.74% of loans outstanding, at June 30, 2009, compared to $4.5 million, or 0.65% of loans outstanding at June 30, 2008.

Non-interest Income. Non-interest income increased $337,000 or 23.9%, to $1.7 million from $1.4 million for the comparable period in 2008. The primary reasons for the increase were gains on the sale of residential mortgage loans of $372,000 and gains on the sale of investment securities of $148,000 which were partially offset by decreases in service charges on deposit accounts of $83,000 and impairment losses on investment securities of $68,000. The primary reason for the decrease in service fees on deposit accounts was a decrease of $50,000 in non-sufficient funds income.

Non-interest Expense. Non-interest expense increased $972,000, or 18.3%, to $6.3 million for the three months ended June 30, 2009 from $5.3 million for the comparable period in 2008. The primary reasons for the increase were increases in compensation and employee benefits of $467,000, and FDIC premiums expense of $446,000. Compensation and employee benefits increased primarily as a result of an increase of $347,000 for the three months ended June 30, 2009, related to the Company’s equity incentive plan. As previously announced, the Company’s stockholders approved the ESSA Bancorp, Inc. 2007 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders on May 8, 2008. Awards granted under the Equity Incentive Plan were made on May 23, 2008. FDIC premiums expense increased primarily as a result of a special assessment of $400,000 along with increases in the quarterly regular FDIC assessment.

Income Taxes. Income tax expense decreased $62,000, or 7.3%, to $787,000 for the three months ended June 30, 2009 from $849,000 for the comparable 2008 period. The decrease was primarily a result of the decrease in income before taxes of $287,000 for the three months ended June 30, 2009. The effective tax rate was 31.1% for the three months ended June 30, 2009, compared to 30.2% for the 2008 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2009 and June 30, 2008

Net Income. Net income decreased $209,000, or 3.9%, to $5.1 million for the nine months ended June 30, 2009 compared to net income of $5.3 million for the comparable period in 2008. The net income of $5.1 million for the nine months ending June 30, 2009 included a one time tax benefit of $317,000 related to the Company’s other than temporary impairment (OTTI) charge taken in the previous fiscal year. The OTTI charge related to Fannie Mae perpetual preferred stock held in the Company’s available for sale securities portfolio. The 2009 period also included an increase of $2.2 million in net interest income and net gains of $372,000 from the sale of residential mortgage loans and $148,000 from the sale of investment securities. These increases to net income were more than offset by an increase in the provision for loan losses of $675,000, a decrease in non-interest income, net of gains and OTTI charges of $316,000 and an increase in non-interest expense of $2.4 million.

Net Interest Income. Net interest income increased $2.2 million or 11.3%, to $21.6 million for the nine months ended June 30, 2009 from $19.4 million for the comparable period in 2008. The increase was primarily attributable to an increase of 35 basis points in the Company’s interest rate spread to 2.39% for the nine months ended June 30, 2009, from 2.04% for the comparable period in 2008, which was offset in part by a decrease in average net earning assets of $19.5 million for the nine months ended June 30, 2009 as compared to average net earning assets for the comparable period in 2008.

Interest Income. Interest income increased $855,000 or 2.2%, to $39.7 million for the nine months ended June 30, 2009 from $38.9 million for the comparable 2008 period. The increase resulted primarily from a $74.0 million increase in average interest-earning assets, partially offset by a 30 basis point decrease in average yield on interest earning assets. The average yield on interest earning assets was 5.42% for the nine months ended June 30, 2009, as compared to 5.72% for the comparable 2008 period. Loans increased on average $77.1 million between the two periods along with increases in the average balance of mortgage backed securities of $37.1 million. In addition, average Federal Home Loan Bank stock increased $2.9 million. These increases were offset in part by a decrease in the average balances of investment securities of $40.1 million and average other interest earning assets of $3.0 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of loan sale proceeds, borrowing proceeds and maturing investment proceeds into these assets. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice.

Interest Expense. Interest expense decreased $1.3 million, or 6.9%, to $18.1 million for the nine months ended June 30, 2009 from $19.4 million for the comparable 2008 period. The decrease resulted from a 65 basis point decrease in the overall cost of interest bearing liabilities to 3.03% for the nine months ended June 30, 2009 from 3.68% for the comparable 2008 period, partially offset by a $93.5 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $16.9 million and average borrowed funds increased $76.6 million. Average interest bearing deposits increased primarily as a result of an increase of $37.1 million in average money market accounts offset, in part, by a $19.4 million decrease in average certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, and after considering the growth in the Company’s loan portfolio, management made a provision for loan losses of $1.1 million for the nine months ended June 30, 2009 as compared to $450,000 for the nine months ended June 30, 2008. The allowance for loan losses was $5.5 million, or 0.74% of loans outstanding, at December 31, 2008, compared to $4.5 million, or 0.65% of loans outstanding at June 30, 2008.

Non-interest Income. Non-interest income increased $136,000 or 3.2%, to $4.3 million from $4.2 million for the comparable period in 2008. The primary reasons for the increase were net gains on the sale of residential mortgage loans of $372,000 and net gains on the sale of investment securities of $148,000, partially offset by declines in service fees on deposit accounts of $250,000, and impairment loss on securities of $68,000. The primary reasons for the decline in service fees on deposit accounts were decreases in non-sufficient fund income of $148,000 and other processing fee income of $48,000.

Non-interest Expense. Non-interest expense increased $2.5 million, or 15.5%, to $18.0 million for the nine months ended June 30, 2009 from $15.5 million for the comparable period in 2008. The primary reasons for the increase were increases in compensation and employee benefits of $1.6 million, and deposit insurance premiums of $509,000. Compensation and employee benefits increased primarily as a result of an increase of $1.4 million for the nine months ended June 30, 2009, related to the Company’s equity incentive plan. As previously announced, the Company’s stockholders approved the ESSA Bancorp, Inc. 2007 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders on May 8, 2008. Awards granted under the Equity Incentive Plan were made on May 23, 2008. FDIC premiums increased primarily as a result of a special assessment of $400,000 along with increases in the quarterly regular FDIC assessment.

Income Taxes. Income tax expense decreased $542,000, or 23.2%, to $1.8 million for the nine months ended June 30, 2009 from $2.3 million for the comparable 2008 period. The decrease was primarily a result of a one-time tax benefit of $317,000 related to the Company’s other than temporary impairment (OTTI) charge taken in the previous year. The OTTI charge related to Fannie Mae perpetual preferred stock held in the Company’s available for sale portfolio. The effective tax rate was 26.0% for the nine months ended June 30, 2009, compared to 30.5% for the 2008 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	June 30, 2009	September 30, 2008
Non-performing assets:
Non-accruing loans	$3,457	$3,938
Troubled debt restructures	590	—
Accruing loans past due 90 days or more	9	—

Total non-performing loans	4,056	3,938
Real estate owned	2,698	31

Total non-performing assets	$6,754	$3,969

Ratio of non-performing loans to total loans	0.55%	0.55%

Ratio of non-performing loans to total assets	0.39%	0.40%

Ratio of non-performing assets to total assets	0.64%	0.40%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $2.8 million to $6.8 million at June 30, 2009 from $4.0 million at September 30, 2008. Non-performing loans increased $118,000 to $4.1 million at June 30, 2009 from $3.9 million at September 30, 2008. The $4.1 million of non-performing loans included 19 residential mortgage loans with an aggregate outstanding balance of $3.6 million, four commercial loans with aggregate outstanding balances of $377,000, and three consumer loans with aggregate balances of $110,000. In addition, two loans totaling $162,000 were judged by management to be impaired at June 30, 2009. Specific reserves set aside for these impaired loans amounted to $104,000 at June 30, 2009.

Real estate owned is primarily made up of what was three related commercial real estate loans totaling $2.5 million which were written down to $2.1 million. The property is being actively marketed and additional losses may occur.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2009, $10.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $15.4 million at June 30, 2009. As of June 30, 2009, we had $374.7 million in borrowings outstanding from FHLBank Pittsburgh, $65.0 million in borrowings through repurchase agreements with other financial institutions, and $15.0 in borrowings outstanding at the Federal Reserve Bank. We have access to additional FHLBank advances of up to approximately $201.7 million.

At June 30, 2009, we had $51.1 million in loan commitments outstanding, which included, in part, $11.7 million in undisbursed construction loans, $22.8 million in unused home equity lines of credit, $4.1 million in commercial lines of credit and $8.1 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of June 30, 2009 totaled $91.6 million, or 61.7% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $6.8 million and $8.3 million for the nine months ended June 30, 2009 and 2008, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $59.6 million and $72.3 million for the nine months ended June 30, 2009 and 2008, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $50.7 million and $67.2 million for the nine months ended June 30, 2009 and 2008, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At June 30, 2009 the Company had a $2.6 million reserve established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

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

Fair Value Measurement. Under SFAS No. 157, Fair Value Measurements, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

Under SFAS No. 157, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157. Fair value measurements for most of our assets are obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information. Subsequently, all of our financial instruments use either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. In certain cases, however, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first nine months of fiscal 2009, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2008. In addition, however, the Company purchased land in Mountainhome, Pennsylvania in May, 2009. The Company intends to construct its fourteenth full service branch on this site in the near future.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2008. However, in view of the significant decline in long term mortgage rates since November, 2008, attributable primarily to U.S. Government intervention in the mortgage market, the Company decided that is would be prudent to reduce its portfolio of longer term, fixed rate loans through a one time restructuring. Consequently, in May, 2009, the Company sold $19.1 million of its residential mortgage loans to Freddie Mac. The proceeds from the sale were invested in shorter duration, fixed rate mortgage-backed securities issued by United State government sponsored entities or agencies. On a selective basis, the Company has also begun selling its current production of thirty year, fixed rate residential loans. During the quarter ended June 30, 2009, the Company sold $4.6 million of these loans. The proceeds from these loan sales were reinvested in additional loan production.

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

There were no material changes in the “Risk Factors” disclosed in the Company’s Annual Report for the fiscal year ended September 30, 2008 on Form 10-K filed on December 12, 2008 except as discussed below.

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is capped at ten basis points of an institution’s domestic deposits. The special assessment is payable on September 30, 2009. We recorded an expense of $400,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain.

Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2009.

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1- April 30, 2009	235,900	$13.66	235,900	225,176
May 1 – May 31, 2009	116,341	13.60	116,341	108,835
June 1 – June 30, 2009	108,835	13.99	108,835	—

Total	461,076	$13.72	461,076

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to a vote of security holders.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of ESSA Bancorp, Inc.*
3.2	Bylaws of ESSA Bancorp, Inc.*
4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Form of Employment Agreement for Chief Executive Officer*
10.3	Form of Employment Agreement for Executive Officers*
10.4	Form of Change in Control Agreement*
10.5	(Reserved)
10.6	Supplemental Retirement Plan for Gary S. Olson *
10.7	Supplemental Retirement Plan for Robert S. Howes, Jr.*
10.8	Supplemental Retirement Plan for Diane K. Reimer*
10.9	Supplemental Retirement Plan for Thomas J. Grayuski*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-139157).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: August 10, 2009	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 10, 2009	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer