Form 10-K
period 2009-09-30
ESSA Bancorp, Inc.
filed 2009-12-11
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ .

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 8, 2009, there were 16,980,900 shares issued and 14,595,320 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 8, 2009, was $153,839,716.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

i

PART I

Item 1.	Business

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

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. is the Pennsylvania-chartered stock holding company of ESSA Bank & Trust. ESSA Bancorp, Inc. owns 100% of the outstanding shares of common stock of ESSA Bank & Trust. Since being formed in 2006, ESSA Bancorp, Inc. has engaged primarily in the business of holding the common stock of ESSA Bank & Trust. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision. At September 30, 2009, ESSA Bancorp, Inc. had consolidated assets of $1.04 billion, consolidated deposits of $408.9 million and consolidated stockholders’ equity of $185.5 million. Its consolidated net income for the fiscal year ended September 30, 2009 was $6.6 million.

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

Market Area

At September 30, 2009, our thirteen full-service banking offices consisted of twelve offices in Monroe County and one office in Northampton County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Monroe County is the second-fastest growing county in Pennsylvania. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. As of June 30, 2009, we had a deposit market share of approximately 19.7% in Monroe County, which represented the second largest deposit market share in Monroe County and less than 1.0% in Northampton County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real property. During the past five years, we have increased our originations of commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. These loans have increased from 7.2% of our total loan portfolio at September 30, 2005 to $68.0 million, or 9.2% of our total loan portfolio at September 30, 2009. One- to four-family residential real estate mortgage loans represented $603.8 million, or 81.7%, of our loan portfolio at September 30, 2009. Home equity loans and lines of credit totaled $46.8 million, or 6.3% of our loan portfolio at September 30, 2009. Commercial loans totaled $16.5 million, or 2.2% of our loan portfolio at September 30, 2009 and construction first mortgage loans totaled $1.7 million, or 0.2% of the total loan portfolio at September 30, 2009. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$603,830	81.7%	$572,038	80.3%	$500,104	80.0%	$452,406	80.4%	$421,169	81.7%
Construction	1,707	0.2	8,254	1.1	7,800	1.3	5,943	1.1	7,597	1.5
Commercial	16,452	2.2	11,987	1.7	7,699	1.2	6,159	1.1	5,310	1.0
Commercial real estate	68,040	9.2	69,505	9.8	58,447	9.3	47,479	8.4	36,984	7.2
Home equity loans and lines of credit	46,792	6.3	47,508	6.7	47,544	7.6	46,796	8.3	40,342	7.8
Other	2,526	0.4	3,059	0.4	3,875	0.6	4,247	0.7	4,204	0.8

Total loans receivable	$739,347	100.0%	$712,351	100.0%	$625,469	100.0%	$563,030	100.0%	$515,606	100.0%

Deferred loan costs (fees)	48		(546)		(1,418)		(2,498)		(3,062)
Allowance for loan losses	(5,815)		(4,915)		(4,206)		(3,855)		(3,563)

Total loans receivable, net	$733,580		$706,890		$619,845		$556,677		$508,981

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Construction		Commercial		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2010	$94	6.85%	$—	—	$3,607	4.29%	$5,220	6.36%
2011	680	5.88%	—	—	215	7.45%	1,602	6.51%
2012	651	6.52%	—	—	943	7.19%	1,638	6.42%
2013 to 2014	8,290	5.11%	—	—	1,000	6.89%	7,503	6.46%
2015 to 2019	85,399	5.08%	—	—	3,421	4.52%	34,919	6.40%
2020 to 2024	130,326	5.22%	—	—	2,266	5.23%	3,455	6.27%
2024 and beyond	378,390	5.92%	1,707	5.22%	5,000	4.55%	13,703	5.77%

Total	$603,830	5.64%	$1,707	5.22%	$16,452	4.91%	$68,040	6.27%

	Home Equity Loans and Lines of Credit		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2010	$524	6.62%	$833	6.83%	$10,278	5.69%
2011	273	6.58%	229	8.90%	2,999	6.63%
2012	578	6.69%	328	9.01%	4,138	6.85%
2013 to 2014	2,101	5.79%	1,014	7.66%	19,908	5.91%
2015 to 2019	8,657	6.31%	122	7.98%	132,518	5.50%
2020 to 2024	19,899	5.55%	—	—	155,946	5.29%
2024 and beyond	14,760	3.30%	—	—	413,560	5.80%

Total	$46,792	5.02%	$2,526	7.69%	$739,347	5.65%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2009 that are contractually due after September 30, 2010.

	Due After September 30, 2010
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$539,849	$63,887	$603,736
Construction	1,694	13	1,707
Commercial	11,292	1,553	12,845
Commercial real estate	29,569	33,251	62,820
Home equity loans and lines of credit	25,778	20,490	46,268
Other	1,693	—	1,693

Total	$609,875	$119,194	$729,069

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

One- to Four-Family Residential Loans. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Monroe and

Northampton Counties, Pennsylvania. At September 30, 2009, approximately $603.8 million, or 81.7% of our loan portfolio, consisted of one- to four-family residential loans. Our origination of one- to four-family loans increased in fiscal year 2009 compared to fiscal years 2008 and 2007. Originations in fiscal year 2009 were positively influenced by a significant amount of refinancing activity due to record low mortgage rates. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2009, our largest loan secured by one- to four-family real estate had a principal balance of approximately $804,000 and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have fixed terms of one, three, five or ten-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $5.0 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2009 and $12.3 million during the year ended September 30, 2008. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments, permitted by our loan documents; and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2009, $63.9 million, or 10.6%, of our one- to four-family residential loans had adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated almost exclusively by our branch staff. Eligible properties include primary and vacation homes in northeastern Pennsylvania, with the large majority of loans being originated in Monroe County. As of September 30, 2009, home equity loans and lines totaled about $46.8 million, or 6.3% or our loan portfolio.

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

Commercial Real Estate Loans. At September 30, 2009, $68.0 million, or 9.2% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio of our commercial real estate loans is 85%. At September 30, 2009, we had 269 commercial real estate loans with an outstanding balance of $68.0 million. At September 30, 2009, our largest commercial real estate loan balance was $2.6 million, which was performing in accordance with its terms. At September 30, 2009, four of our loans secured by commercial real estate totaling $580,000 were not performing in accordance with their terms and were on nonaccrual status.

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

First Mortgage Construction Loans. At September 30, 2009, $1.7 million, or 0.2%, of our total loan portfolio consisted of first mortgage construction loans. Most of our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2009, our largest first mortgage construction loan balance was $391,000. The loan was performing in accordance with its terms. First mortgage construction loans, once converted to permanent financing, generally repay over a thirty-year period. First mortgage construction loans require only the payment of interest during the construction period. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, personal loans and automobile loans. At September 30, 2009, these other loans totaled $2.5 million, or 0.4% of the total loan portfolio.

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

Non-performing Loans. At September 30, 2009, $5.2 million (or less than 1.0% of our total loans) were non-performing loans. The majority of these loans, or $3.8 million, were residential first mortgage loans that were 90 days or more past due or troubled debt restructured loans that were considered non-performing at September 30, 2009.

Real Estate Owned. At September 30, 2009, the Company had $2.6 million of real estate owned consisting of four properties. The majority of the Company’s real estate owned consisted of one real estate development project valued at $2.1 million at September 30, 2009. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$3,524	$1,379	$380	$436	$554
Construction	—	—	—	—	—
Commercial	122	—	—	—	—
Commercial real estate	580	2,531	122	—	—
Home equity loans and lines of credit	180	28	53	40	50
Other	159	—	—	—	1

Total	4,565	3,938	555	476	605

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	—

Troubled debt restructurings	589	—	—	—	—

Total non-performing loans	5,154	3,938	555	476	605

Real estate owned	2,579	31	—	—	19

Total non-performing assets	$7,733	$3,969	$555	$476	$624

Troubled debt restructurings: *
Residential first mortgage loans:
One- to four-family	$2,981	$149	$482	$53	$94
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	180	—	—	—	—
Home equity loans and lines of credit	7	—	—	—	—
Other	—	—	—	—	—

Total	$3,168	$149	$482	$53	$94

Ratios:
Total non-performing loans to total loans	0.70%	0.55%	0.09%	0.08%	0.12%
Total non-performing loans to total assets	0.49%	0.40%	0.06%	0.07%	0.09%
Total non-performing assets to total assets	0.74%	0.40%	0.06%	0.07%	0.10%

For the year ended September 30, 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $422,000.

* Non-performing troubled debt restructurings of $589,000 are included in total trouble debt restructures.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
Residential first mortgage loans:
One- to four-family	11	$1,795	19	$3,524	30	$5,319
Construction	—	—	—	—	—	—
Commercial	—	—	2	122	2	122
Commercial real estate	4	537	4	580	8	1,117
Home equity loans and lines of credit	—	—	5	180	5	180
Other	1	6	3	159	4	165

Total	16	$2,338	33	$4,565	49	$6,903

At September 30, 2008
Residential first mortgage loans:
One- to four-family	1	$118	9	$1,379	10	$1,497
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	4	2,531	4	2,531
Home equity loans and lines of credit	1	37	1	28	2	65
Other	—	—	—	—	—	—

Total	2	$155	14	$3,938	16	$4,093

At September 30, 2007
Residential first mortgage loans:
One- to four-family	2	$405	4	$380	6	$785
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	1	25	—	—	1	25
Home equity loans and lines of credit	—	—	1	53	1	53
Other	—	—	—	—	—	—

Total	3	$430	5	$433	8	$863

At September 30, 2006
Residential first mortgage loans:
One- to four-family	—	$—	5	$436	5	$436
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	1	49	—	—	1	49
Home equity loans and lines of credit	—	—	1	40	1	40
Other	—	—	—	—	—	—

Total	1	$49	6	$476	7	$525

At September 30, 2005
Residential first mortgage loans:
One- to four-family	4	$590	8	$554	12	$1,144
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Home equity loans and lines of credit	1	16	3	50	4	66
Other	—	—	1	1	1	1

Total	5	$606	12	$605	17	$1,211

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

On the basis of management’s review of its assets, at September 30, 2009, we classified approximately $12.8 million of our assets as special mention, $12.9 million as substandard, $194,000 as doubtful, and none as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgement as to the collectability of principal. The allowance for loan losses as of September 30, 2009 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision and the Pennsylvania Department of Banking, as an integral part of its examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$4,915	$4,206	$3,855	$3,563	$3,027

Charge-offs:
Residential first mortgage loans:
One- to four-family	(117)	(60)	(7)	—	(10)
Construction	—	—	—	—	—
Commercial	(9)	(87)	—	—	—
Commercial real estate	(457)	—	—	—	—
Home equity loans and lines of credit	(20)	(19)	(2)	(7)	—
Other	—	(27)	(1)	(2)	(5)

Total charge-offs	$(603)	$(193)	$(10)	$(9)	$(15)

Recoveries:
Residential first mortgage loans:
One- to four-family	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	3	2	1	1	1

Total recoveries	$3	$2	$1	$1	$1

Net charge-offs	$(600)	$(191)	$(9)	$(8)	$(14)
Provision for loan losses	1,500	900	360	300	550

Balance at end of year	$5,815	$4,915	$4,206	$3,855	$3,563

Ratios:
Net charge-offs to average loans outstanding	0.08%	0.03%	—%	—%	—%
Allowance for loan losses to non-performing loans at end of year	112.82%	124.81%	757.84%	809.87%	588.93%
Allowance for loan losses to total loans at end of year	0.79%	0.69%	0.67%	0.69%	0.70%

As indicated in the table above, we charged off a de minimus amount of loans since fiscal year 2005, due, in part, to conservative underwriting of loans and aggressive monitoring of the loan portfolio to identify and address non-performing loans and potential problem assets at an early date. The amount of foreclosures we incurred in the last five years was not material to our financial statements taken as a whole and ESSA Bank & Trust suffered no material losses on foreclosed assets during that period. See “Non-Performing Loans and Problem Assets.” There can be no assurance that we will not experience a deterioration of our loan portfolio, including increases in non-performing loans, problem assets and charge-offs, in the future.

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

	2009			2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
Residential first mortgage loans:
One- to four-family	$3,796	65.28%	81.70%	$2,862	58.23%	80.30%	$2,241	53.28%	79.96%
Construction	11	0.19	0.20	41	0.83	1.16	36	0.86	1.25
Commercial	248	4.27	2.20	182	3.70	1.68	177	4.21	1.23
Commercial real estate	1,116	19.19	9.20	1,222	24.86	9.76	986	23.44	9.34
Home equity loans and lines of credit	510	8.77	6.30	475	9.67	6.67	610	14.50	7.60
Other	33	0.56	0.40	30	0.61	0.43	49	1.17	0.62

Total allocated allowance	5,714	98.26	100.00	4,812	97.90	100.00	4,099	97.46	100.00
Unallocated allowance	101	1.74	—	103	2.10	—	107	2.54	—

Total allowance for loan losses	$5,815	100.00%	100.00%	$4,915	100.00%	100.00%	$4,206	100.00%	100.00%

	2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$2,026	52.56%	80.36%	$1,887	52.96%	81.68%
Construction	86	2.23	1.06	104	2.92	1.47
Commercial	133	3.45	1.09	114	3.20	1.03
Commercial real estate	773	20.05	8.43	471	13.22	7.17
Home equity loans and lines of credit	746	19.35	8.31	661	18.55	7.82
Other	46	1.19	0.75	39	1.09	0.83

Total allocated allowance	3,810	98.83	100.00	3,276	91.94	100.00
Unallocated allowance	45	1.17	—	287	8.06	—

Total allowance for loan losses	$3,855	100.00%	100.00%	$3,563	100.00%	100.00%

We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, unpaid interest previously credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, residential and consumer loans are restored to accrual status when the obligation is brought current in accordance with the contractual terms for a reasonable period of time and ultimate collectibility of total contractual principal and interest is no longer in doubt. Commercial loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectibility of total contractual principal and interest no longer is in doubt.

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

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in the FHLBank Pittsburgh (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and GNMA as well as commercial paper, corporate debt and municipal securities. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

Generally accepted accounting principles require that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Government National Mortgage Association (GNMA), and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and GNMA. At September 30, 2009, our mortgage-backed securities portfolio had a fair value of $195.2 million, consisting of Freddie Mac, Fannie Mae and GNMA mortgage-backed securities.

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

Equity Securities. At September 30, 2009, our equity securities were minimal.

In addition, we hold FHLBank Pittsburgh common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBank Pittsburgh advance program. There is no market for the common stock.

The aggregate fair value of our FHLBank Pittsburgh common stock as of September 30, 2009 was $20.7 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLBank Pittsburgh common stock at September 30, 2009 with a par value that was $2.7 million more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own was redeemed monthly by the FHLBank Pittsburgh. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. If a decline in the fair value of a security is determined to be other than temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash, credit related impairment charge in the amount of the decline, net of tax effect, against our current income.

Our investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the United States government, and debt obligations of a State or political subdivision.

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2009, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it more likely than not that we will not have to sell those securities before their anticipated recovery in market value. However, during the year ended September 30, 2009, the Company recognized a loss of $68,000 on equity securities that it deemed, through analysis of the security, to be other than a temporary loss. This loss was related to Fannie Mae perpetual preferred stock that the Company owns. Fannie Mae was placed into conservatorship by the U.S. Government on September 7, 2008.

The following table sets forth the composition of our securities portfolio (excluding FHLBank Pittsburgh common stock) at the dates indicated.

	At September 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government agency obligations	$21,458	$21,746	$48,887	$48,891	$82,297	$82,392
Obligations of state and political subdivisions	7,168	7,483	7,171	7,146	7,172	7,332
Mortgage-backed securities	182,448	188,264	148,199	147,945	114,840	114,613

Total debt securities	211,074	217,493	204,257	203,982	204,309	204,337
Equity securities	12	73	79	96	882	930

Total investment securities available-for-sale	$211,086	$217,566	$204,336	$204,078	$205,191	$205,267

Investment securities held-to-maturity:
U.S. Government agency obligations	$—	$—	$2,000	$2,023	$4,731	$4,734
Mortgage-backed securities	6,709	6,923	9,857	9,901	12,399	12,142

Total securities held to maturity	$6,709	$6,923	$11,857	$11,924	$17,130	$16,876

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government agency obligations	$503	4.62%	$20,955	3.38%	$—	0.00%	$—	0.00%	$21,458	$21,746	3.41%
Obligations of state and political subdivisions	—	0.00%	—	0.00%	996	4.00%	6,172	4.73%	7,168	7,483	4.63%
Mortgage-backed securities	824	4.33%	224	5.12%	26,124	4.21%	155,276	5.00%	182,448	188,264	4.88%

Total debt securities	$1,327	4.44%	$21,179	3.40%	$27,120	4.20%	$161,448	4.99%	$211,074	$217,493	4.73%
Equity securities	12	0.00%	—	0.00%	—	0.00%	—	0.00%	12	73	0.00%

Total investment securities available for-sale	$1,339	4.40%	$21,179	3.40%	$27,120	4.20%	$161,448	4.99%	$211,086	$217,566	4.72%

Investment securities held-to-maturity:
Mortgage-backed securities	$1,580	4.53%	$1,085	4.50%	$2,346	4.72%	$1,698	3.89%	$6,709	$6,923	4.43%

Total securities held to maturity	$1,580	4.53%	$1,085	4.50%	$2,346	4.72%	$1,698	3.89%	$6,709	$6,923	4.43%

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

At September 30, 2009, our deposits totaled $408.9 million. Interest-bearing NOW, savings and club and money market deposits totaled $230.2 million at September 30, 2009. At September 30, 2009, we had a total of $153.2 million in certificates of deposit. Noninterest-bearing demand deposits totaled $25.4 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2009, we had a total of $21.9 million of brokered certificates of deposits, an increase of $11.0 million from the prior fiscal year end. Our brokered certificates of deposits range from one- to five-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2009			2008			2007
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
Deposit type:
Noninterest bearing demand accounts	$24,711	6.31%	—%	$24,211	6.57%	—%	$34,934	8.49%	—%
Interest bearing NOW	54,262	13.86	0.08	55,073	14.91	0.07	60,826	14.79	0.07
Money market	94,835	24.21	1.68	58,034	15.72	2.90	35,351	8.60	3.12
Savings and club	63,500	16.21	0.43	62,982	17.07	0.44	75,354	18.32	0.42
Certificates of deposit	154,365	39.41	3.26	168,763	45.73	4.19	204,802	49.80	4.48

Total deposits	$391,673	100.00%	1.77%	$369,063	100.00%	2.46%	$411,267	100.0%	2.28%

As of September 30, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $66.4 million. The following table sets forth the maturity of those certificates as of September 30, 2009.

At September 30, 2009
(In thousands)
Three months or less	$16,913
Over three months through six months	7,422
Over six months through one year	4,869
Over one year	37,214

Total	$66,418

At September 30, 2009, $82.2 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank and Federal Reserve Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
Balance at end of year	$48,091	$39,510	$34,230
Maximum outstanding at any month end	$73,162	$56,183	$46,409
Average balance during year	$48,171	$36,150	$33,975
Weighted average interest rate at end of year	0.43%	2.41%	5.17%
Average interest rate during year	0.82%	3.94%	5.21%

At September 30, 2009, we had the ability to borrow approximately $481.0 million under our credit facilities with the FHLBank Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of June 30, 2009, ESSA Bank & Trust had the second largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2009, we had 163 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Emergency Economic Stabilization Act which became law on October 3, 2008 raised the amount of federal deposit insurance coverage for all deposit accounts to $250,000. This provision of the Act is scheduled to expire on December 31, 2013. In addition, on October 14, 2008 the FDIC announced a new program – the Temporary Liquidity Guarantee Program, which provides FDIC coverage on non-interest bearing deposit transaction accounts and certain other accounts regardless of dollar amount. This new program is scheduled to expire June 30, 2010.

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

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2009, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

Recent failures have significantly increased the Deposit Insurance Fund’s (the DIF or the fund) loss provisions, resulting in a decline in the reserve ratio. As of June 30, 2009, the reserve ratio stood at 0.22%, Staff expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. Because the fund reserve ratio has fallen below 1.15% and is expected to remain below 1.15%, the FDIC is required to establish and implement a restoration plan to restore the reserve ratio to 1.15%. Absent extraordinary circumstances, the reserve ratio must be returned to at least 1.15% no later than five years after establishment of the plan.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an expense of $400,000 during the quarter ended June 30, 2009 to reflect the special assessment. On September 20, 2009, the FDIC increased assessment rates on deposit insurance premiums by three basis points effective January 1, 2011.

In addition, on November 12, 2009, the FDIC issued a final rule requiring all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. Under the terms of the new rule, we will be required to make a payment of approximately $1.9 million to the FDIC on December 30, 2009. We will record the payment as a prepaid expense, which will be amortized to expense over three years.

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

Prompt Corrective Action

Under federal regulations, a savings association is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Office of Thrift Supervision may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2009, the Bank was a “well-capitalized institution” for this purpose.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if ESSA Bank & Trust failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should ESSA Bank & Trust make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2009, ESSA Bank & Trust’s total federal pre-1988 reserve was approximately $4.3 million. This reserve reflects the cumulative effects of federal tax deductions by ESSA Bank & Trust for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2009, ESSA Bank & Trust had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2009, ESSA Bank & Trust had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from ESSA Bank & Trust as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bank & Trust’s federal income tax returns have not been audited in the most recent five-year period. The 2006, 2007 and 2008 tax years remain open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2009 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. ESSA Bank & Trust is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts ESSA Bank & Trust from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of ESSA Bank & Trust. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A.	Risk Factors

Increases to the Allowance for Credit Losses May Cause Our Earnings to Decrease.

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. In addition, the estimates used to determine the fair value of such loans as of the acquisition date may be inconsistent with the actual performance of the acquired loans. Hence, we may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.

Our emphasis on the origination of commercial real estate and business loans is one of the more significant factors in evaluating our allowance for credit losses. As we continue to increase the amount of these loans, additional or increased provisions for credit losses may be necessary and as a result would decrease our earnings.

Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

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

From September, 2007 through December, 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 0.25%. The federal funds rate remained at 0.25% through November, 2009 and is expected to remain at or around that level for an extended period of time. While these short term market interest rates (which we use as a guide to price our deposits) decreased, longer term market interest rates (which we use as a guide to price our longer term loans) did not decrease to the same degree. As a result of this “steepening” of the market yield curve the Company’s net interest spread has increased from 2.28% for the quarter ended December 31, 2008 to 2.42% for the quarter ended September 30, 2009. If this steepening were to continue the initial increase in our interest rate spread would be reduced as our assets continue to re-price downward.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2009, the fair value of our debt securities available for sale totaled $217.5 million. Unrealized net gains on these available for sale securities totaled approximately $6.4 million at September 30, 2009 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in ESSA Bank & Trust’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At September 30, 2009, in the event of an immediate 200 basis point increase in interest rates, the Office of Thrift Supervision model projects that we would experience a $21.2 million, or 12.0%, decrease in net portfolio value. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

A Downturn in the Local Economy or a Decline in Real Estate Values Could Reduce Our Profits.

Nearly all of our real estate loans are secured by real estate in Monroe and Northampton Counties, Pennsylvania. As a result of this concentration, a prolonged downturn in this market area could cause significant increases in nonperforming loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Item 1. Business—Market Area.”

Recent Negative Developments in the Financial Industry and the Domestic and International Credit Markets may Adversely Affect our Operations and Results.

Negative developments in the latter half of 2007, during 2008 and continuing through 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. Loan portfolio quality has deteriorated at many institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2009, $68.0 million, or 9.2%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2009, our largest commercial real estate lending relationship was $4.1 million of loans located in Monroe County, Pennsylvania and secured by real estate. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

Economic Conditions May Adversely Affect Our Liquidity and Financial Condition.

Recent significant declines in the values of mortgage-backed securities and derivative securities issued by financial institutions, government sponsored entities, and major commercial and investment banks have led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision (the “OTS”), the FDIC and the Pennsylvania Department of Banking. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, the imposition of higher capital requirements, and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. We believe that we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

The Soundness of Other Financial Services Institutions May Adversely Affect Our Credit Risk.

We rely on other financial services institutions through trading, clearing, counterparty, and other relationships. We maintain limits and monitor concentration levels of our counterparties as specified in our internal policies. Our reliance on other financial services institutions exposes us to credit risk in the event of default by these institutions or counterparties. These losses could adversely affect our results of operations and financial condition.

Any Future FDIC Insurance Premiums or Required Prepayments of Assessments Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an expense of $400,000 during the quarter ended June 30, 2009 to reflect the special assessment. In lieu of another special assessment, on September 27, 2009, the FDIC board proposed a requirement that insured institutions prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as for all of 2010, 2011 and 2012, and, in addition, increased assessment rates on deposit insurance premiums by three basis points effective January 1, 2011.

FDIC guidance provides that as of December 31, 2009, and each quarter thereafter, each insured institution will be required to record an expense for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as it currently does. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. The prepayment of the future premiums, coupled with any future assessments, could have a material adverse effect on our results of operations and/or financial condition.

A Substantial Decline in the Value of Our FHLBank Pittsburgh Common Stock May Adversely Affect Our Financial Condition.

We own common stock of the FHLBank Pittsburgh (“FHLB”) in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $20.7 million as of September 30, 2009.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition.

If the capitalization of the FHLB is substantially diminished and if it reduces or suspends its dividend, our liquidity may be adversely impaired if we are not able to obtain an alternative source of funding.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information as of September 30, 2009 with respect to our main office located in Stroudsburg, Pennsylvania, and our thirteen full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage
Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

Route 940 HC 1 Box 1192 Blakeslee, PA 18610	Owned	2002	2,688

Route 209 & Lake Mineola Road P.O. Box 35 Brodheadsville, PA 18301	Owned	1983	4,100

Route 209 7001 Milford Road East Stroudsburg, PA 18324	Leased	1997	1,700

Routes 209 & 447 695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	420

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

Route 209 P.O. Box 1009 Marshalls Creek, PA 18335	Leased	1991	2,627

Mount Pocono Plaza 601 Route 940 Mt. Pocono, PA 18344	Leased	1999	536

1309 Blue Valley Drive Pen Argyl, PA 18072	Leased	2001	444

744 Main Street P.O. Box L Stroudsburg, PA 18360	Owned	1985	12,000

Route 611 1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

Route 611 RR1 Box 402 Tannersville, PA 18372	Leased	1993	611

Route 209 & Weir Lake Road P.O. Box 271 Brodheadsville, PA 18322	Leased	1997	576

Route 611 Tannersville Plaza Tannersville, PA 18372	Leased	2007	2,500

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

The net book value of our premises, land and equipment was $10.6 million at September 30, 2009.

Item 3.	Legal Proceedings

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

Our shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA”. The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2009 was 2532. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp, Inc.’s common stock for the periods ended September 30, 2008 and September 30, 2009. The following information was provided by the Nasdaq Stock Market.

Fiscal 2009	High	Low	Dividends
Quarter ended September 30, 2009	$13.90	$12.53	$694,000
Quarter ended June 30, 2009	14.07	12.82	551,000
Quarter ended March 31, 2009	14.25	11.40	558,000
Quarter ended December 31, 2008	14.13	11.13	594,000

Fiscal 2008	High	Low	Dividends
Quarter ended September 30, 2008	$14.10	$12.90	$625,000
Quarter ended June 30, 2008	12.95	11.50	625,000
Quarter ended March 31, 2008	12.17	10.50	—
Quarter ended December 31, 2007	11.90	9.56	—

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

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock between April 4, 2007 and September 30, 2009, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

ESSA BANCORP, INC.

	Period Ending
Index	04/04/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09	09/30/09
ESSA Bancorp, Inc.	100.00	93.80	94.65	95.50	99.75	106.62	118.72	121.03	114.38	117.83	114.32
SNL Thrift Index	100.00	98.24	91.79	64.44	61.45	50.83	47.28	41.01	34.37	34.44	36.21
Russell 2000	100.00	103.10	99.91	95.34	85.90	86.41	85.44	63.13	53.69	64.79	77.29

Source : SNL Financial LC, Charlottesville, NC

On May 27, 2008, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 15% of the Company’s outstanding shares of common stock. In June, 2009 the Company announced the completion of its 15% repurchase program after having purchased 2,547,135 shares at a weighted average cost of $13.14. Also in June, 2009 the Company announced a second repurchase program to purchase up to an additional 10% of its outstanding stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. No time limit was placed on the duration of the share repurchase program. As of September 30, 2009, 112,000 shares have been repurchased as described in the following table:

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2009 through July 31, 2009	—	—	—	1,499,062

August 1, 2009 through August 31, 2009	53,300	13.40	53,300	1,445,762

September 1, 2009 through September 30, 2009	58,700	12.73	58,700	1,387,062

Total	112,000	13.05	112,000

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of ESSA Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At September 30,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,042,119	$993,482	$910,415	$725,796	$656,066
Cash and cash equivalents	18,593	12,614	16,779	12,730	20,290
Investment securities:
Available for sale	217,566	204,078	205,267	89,122	62,506
Held to maturity	6,709	11,857	17,130	19,715	21,505
Loans, net	733,580	706,890	619,845	556,677	508,981
Federal Home Loan Bank stock	20,727	19,188	16,453	13,675	11,916
Premises and equipment	10,620	10,662	11,277	11,447	11,560
Bank owned life insurance	15,072	14,516	13,941	13,376	12,864
Deposits	408,855	370,529	384,716	402,153	374,759
Borrowed funds	438,598	412,757	313,927	259,299	221,479
Equity	185,506	200,086	204,692	58,337	54,371

	For the Year Ended September 30,
	2009	2008	2007	2006		2005
	(In thousands)
Selected Data:

Interest income	$52,733	$52,065	$45,510		$36,451		$31,919
Interest expense	23,739	25,642	23,805		19,217		14,323

Net interest income	28,994	26,423	21,705		17,234		17,596
Provision for loan losses	1,500	900	360		300		550

Net interest income after provision for loan losses	27,494	25,523	21,345		16,934		17,046
Non-interest income	5,728	4,803	5,496		5,518		5,281
Non-interest expense	24,113	21,181	31,185		16,685		16,493

Income (loss) before income tax expense	9,109	9,145	(4,344)		5,767		5,834
Income tax expense	2,553	3,068	782		1,813		1,383

Net income (loss)	$6,556	$6,077	$(5,126)		$3,954		$4,451

Earnings (loss) per share [1]
Basic	$0.47	$0.39	$(0.47)	$	N/A	$	N/A

Diluted	$0.47	$0.38	$(0.47)	$	N/A	$	N/A

[1]	Earnings per share for 2007 are calculated for the period beginning with the Company’s date of conversion of April 3, 2007.

	At or For the Year Ended September 30,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.64%	0.63%	(0.62)%	0.58%	0.72%
Return on average equity	3.42%	2.92%	(3.88)%	6.96%	8.42%
Interest rate spread (1)	2.40%	2.09%	2.18%	2.46%	2.85%
Net interest margin (2)	2.93%	2.88%	2.78%	2.70%	3.04%
Efficiency ratio (3)	69.45%	67.83%	116.18%	73.33%	72.09%
Noninterest expense to average total assets	2.34%	2.21%	3.78%	2.45%	2.67%
Average interest-earning assets to average interest-bearing liabilities	123.00%	128.60%	120.21%	108.00%	107.69%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.74%	0.40%	0.06%	0.07%	0.10%
Non-performing loans as a percent of total loans	0.70%	0.55%	0.09%	0.08%	0.12%
Allowance for loan losses as a percent of non-performing loans	112.82%	124.81%	757.83%	809.87%	588.93%
Allowance for loan losses as a percent of total loans	0.79%	0.69%	0.67%	0.69%	0.70%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	31.00%	30.30%	32.84%	15.77%	15.55%
Tier 1 risk-based capital (to risk weighted assets)	29.86%	29.42%	31.88%	14.79%	14.59%
Tangible capital (to tangible assets)	15.17%	15.50%	16.61%	8.06%	8.30%
Tier 1 leverage (core) capital (to adjusted tangible assets)	15.17%	15.50%	16.61%	8.06%	8.30%
Average equity to average total assets	18.59%	21.77%	15.98%	8.36%	8.55%

Other Data:
Number of full service offices	13	13	13	12	12

(1)	The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;

•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;

•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;

•	Remaining within our risk management parameters; and

•	Employing affordable technology to increase profitability and improve customer service.

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

•

Expanding our banking franchise through branching and acquisitions. We will attempt to use the net proceeds from the offering, as well as our new stock holding company structure, to expand our market footprint through de novo branching as well as through acquisitions of banks, savings institutions and other financial service providers in our primary market area. We will also consider establishing de novo branches or acquiring financial institutions in contiguous counties. We have begun construction on a new branch in Monroe County. We expect this branch to open in February, 2010. We have also signed leases to establish two supermarket branches in Northampton County and one supermarket branch in Lehigh County. We expect these branches to open during our third fiscal quarter. We will continue to review and assess locations for new branches both within Monroe County and the contiguous counties around Monroe. There can be no assurance that we will be able to consummate any acquisitions or establish any additional new branches. We may explore acquisition opportunities involving other banks and thrifts, and possibly financial service companies, when and as they arise, as a means of supplementing internal growth, filling gaps in our current geographic market area and expanding our customer base, product lines and internal capabilities, although we have no current plans, arrangements or understandings to make any acquisitions.

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

Comparison of Financial Condition at September 30, 2009 and September 30, 2008

Total Assets. Total assets increased $48.6 million, or 4.9%, to $1.04 billion at September 30, 2009, compared to $993.5 million at September 30, 2008. This increase was primarily due to increases in net loans receivable, interest-bearing deposits with other banks and investment securities available for sale offset in part by decreases in cash and due from banks and investment securities held to maturity.

Cash and Due from Banks. Cash and due from banks decreased $1.3 million or 15.3% to $7.1 million at September 30, 2009 from $8.4 million at September 30, 2008. The primary reason for this decrease was a decrease in the Company’s cash balance at the Federal Reserve Bank of Philadelphia which was partially offset by increases in the Company’s cash on hand at the Bank’s branch locations. Both of these cash balances fluctuate based on the customer trends and demands within our branch network.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $7.3 million, or 171.5%, to $11.5 million at September 30, 2009 from $4.2 million at September 30, 2008. The primary reason for the increase was an increase in the Company’s interest bearing demand deposit account at the FHLBank Pittsburgh of $7.3 million.

Investment Securities Available for Sale. Investment securities available for sale increased $13.5 million, or 6.6% to $217.6 million at September 30, 2009 from $204.1 million at September 30, 2008. The increase was due primarily to an increase of $40.3 million in the Company’s portfolio of mortgage-backed securities issued by United States sponsored agencies or entities offset in part by a $27.1 million decrease in the Company’s portfolio of United States government agency securities. The growth in the mortgage-backed securities was due to the reinvestment of the proceeds from United States government agency security maturities, the investment of approximately $20.0 million in mortgage-backed securities issued by United States government sponsored agencies or entities as part of a leverage strategy to take advantage of the steepening yield curve, and the partial reinvestment of the proceeds from the sale of $26.4 million of thirty year, fixed rate mortgage loans.

Investment Securities Held to Maturity. Investment securities held to maturity decreased $5.1 million or 43.4% to $6.7 million at September 30, 2009 from $11.9 million at September 30, 2008. The primary reasons for this decrease were the maturities of U.S. Government Agency Securities and repayments received on mortgage-backed securities issued by U.S. Government Agencies.

Net Loans. Net loans increased $26.7 million, or 3.8%, to $733.6 million at September 30, 2009 from $706.9 million at September 30, 2008. Loan growth was primarily attributable to growth in several product categories as a result of our continued marketing efforts and a decrease in the number of non-financial institution competitors. One-to four-family residential mortgages increased by $31.8 million to $603.8 million at September 30, 2009 from $572.0 million at September 30, 2008. For the same period, commercial real estate loans decreased by $1.5 million to $68.0 million at September 30, 2009 from $69.5 million at September 30, 2008, construction loans outstanding decreased by $6.5 to $1.7 million at September 30, 2009 from $8.3 million at September 30, 2008, and commercial loans increased by $4.5 million to $16.5 million at September 30, 2009 from $12.0 million at September 30, 2008.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock increased $1.5 million, or 3.8%, to $20.7 million at September 30, 2009 from $19.2 million at September 30, 2008. The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or  1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. FHLBank Pittsburgh borrowings outstanding at September 30, 2009 were $343.6 million compared to borrowings of $367.8 million at September 30, 2008.

Deposits. Deposits increased by $38.3 million, or 10.3%, to $408.9 million at September 30, 2009 from $370.5 million at September 30, 2008. The increase in deposits was primarily due to increases in money market accounts of $34.5 million, savings and club accounts of $4.9 million and brokered certificates of deposit of $11.0 million offset in part by a decrease in retail certificates of deposit of $11.3 million. The increase in brokered certificates was the result of the Company’s decision to purchase certificates based on the cost of those certificates compared to other available funding sources. Money market accounts increased in part in response to rate promotions for that product along with customers reinvesting proceeds of certificate of deposit maturities. At September 30, 2009, the Company had $22.0 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, increased $25.8 million or 6.3% to $438.6 million at September 30, 2009 from $412.8 million at September 30, 2008. Included in borrowed funds at September 30, 2009 were $65.0 million of repurchase agreements with various financial institution third parties. Except for these borrowings all borrowed funds are from the FHLBank Pittsburgh or the Federal Reserve Bank of Philadelphia. The increase in borrowed funds was primarily due to the need to fund additional loan growth and to purchase investment securities and certificates of deposit.

Stockholders’ Equity. Stockholders’ equity decreased by $14.6 million, or 7.3% to $185.5 million at September 30, 2009 from $200.1 million at September 30, 2008. This decrease was primarily the result of stock repurchases of $24.9 million funded by proceeds of investment maturities and the payment of cash dividends of $2.4 million which were partially offset by net income of $6.6 million for the year ending September 30, 2009 and an increase in the unrealized gains, net of taxes on available for sale securities of $4.4 million at September 30, 2009 compared to September 30, 2008.

Comparison of Operating Results for the Years Ended September 30, 2009 and September 30, 2008

Net Income. Net income increased $479,000 to $6.6 million for the fiscal year ended September 30, 2009 from $6.1 million for the fiscal year ended September 30, 2008. The increase was primarily the result of increases in net interest income and non-interest income, and a one time tax benefit related to the writedown of Fannie Mae preferred stock. These increases were partially offset by increases in non-interest expense.

Net Interest Income. Net interest income increased by $2.6 million, or 9.7%, to $29.0 million for fiscal year 2009 from $26.4 million for fiscal year 2008. The increase was primarily attributable to an increase of 31 basis points in the interest rate spread to 2.40% for fiscal year 2009 from 2.09% for fiscal year 2008, which was partially offset by a decrease in net average interest-earning assets of $19.5 million.

Interest Income. Interest income increased $668,000 or 1.3% to $52.7 million for fiscal year 2009 from $52.1 million for fiscal year 2008. The increase resulted from a $69.6 million increase in average interest-earning assets which had the effect of increasing interest income by $4.3 million. This increase was partially offset by a 33 basis point decrease in the overall yield on interest earning assets to 5.35% for fiscal year 2009, from 5.68% for fiscal year 2008 which decreased interest income by $3.6 million. The average balance of loans during 2009 increased $68.1 million over the average balance during 2008, along with a decrease in the average balance of investment securities of $37.2 million and an increase in mortgage-backed securities of $38.4 million. In addition, average Federal Home Loan Bank stock increased $2.6 million along with a decrease in the average balance of other interest earning assets of $2.4 million. The primary reason for the decrease in investment securities was the partial reinvestment of maturities into mortgage-backed securities along with the use of maturities to repurchase Company stock. The primary reason for the increase in mortgage backed securities was the partial reinvestment of loan sale proceeds, borrowing proceeds and maturing investment proceeds into these assets. Average FHLB stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or  1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The decrease in average other interest earning assets was the result of a decrease in the average balance of interest earning deposits held by the Company in its FHLBank Pittsburgh demand account of $2.4 million. The average yield on loans decreased to 5.76% for the fiscal year 2009, from 6.03% for the fiscal year 2008. The average yields on investment securities decreased to 3.89% from 4.77% and the average yields on mortgage backed securities decreased to 4.77% from 4.93% for the 2009 and 2008 periods, respectively.

Interest Expense. Interest expense decreased $1.9 million, or 7.4% to $23.7 million for fiscal year 2009 from $25.6 million for fiscal year 2008. The decrease resulted from an $89.1 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $1.0 million. This increase was more than offset by a 64 basis point decrease in the overall cost of interest-bearing liabilities to 2.95% for fiscal 2009 from 3.59% for fiscal 2008, which decreased interest expense by $2.9 million. Average savings and club accounts increased by $518,000, average NOW accounts decreased $811,000, average money market accounts increased $36.8 million and average certificates of deposit decreased $14.4 million. For fiscal 2009, average borrowed funds increased $67.0 million over 2008. The cost of money market accounts decreased to 1.68% for fiscal year 2009 from 2.90% for fiscal year 2008. The cost of certificates of deposit decreased to 3.26% from 4.19% and the cost of borrowed funds decreased to 3.85% from 4.48% for fiscal 2009 and 2008, respectively.

Provision for Loan Losses. ESSA Bancorp, Inc. establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $1.5 million for fiscal year 2009 compared to a $900,000 provision for the 2008 fiscal year. At September 30, 2009 the Company had six commercial loan relationships whose loans were judged by management to be impaired. Four commercial real estate relationships with combined outstanding loans of $760,000 were allocated a specific loan loss allowance of $104,000. Two commercial business relationships with combined loans of $122,000 were allocated a specific loan loss allowance of $44,000. These specific allowance allocations were also considered in the Company’s evaluation for its provision for loan losses for the fiscal year ended September 30, 2009. The allowance for loan losses was $5.8 million or 0.79% of loans outstanding at September 30, 2009, compared to $4.9 million, or 0.69% of loans outstanding at September 30, 2008.

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

Non-Interest Income. Non-interest income increased $925,000 or 19.3%, to $5.7 million for the year ended September 30, 2009, from $4.8 million for the comparable 2008 period. The increase was primarily attributable to an other-than temporary-impairment (OTTI) pretax charge taken in September 2008 of $802 related to Fannie Mae preferred stock the Company owns compared to a $68,000 OTTI charge taken in fiscal 2009. Excluding the one time charges, noninterest income increased $191,000, or 3.4% for the year ended September 30, 2009, compared to the year ended September 30, 2008. This increase was primarily due to increases in gain on sale of loans, net of $430,000 and gain on sale of investments, net of $178,000 which were partially offset by decreases in service fees on deposit accounts of $299,000 for fiscal 2009 compared to fiscal 2008.

Non-Interest Expense. Non-interest expense increased $2.9 million, or 13.8%, to $24.1 million for fiscal year 2009 from $21.2 million for the comparable period in 2008. The primary reasons for the increase were increases in compensation and employee benefits of $1.9 million, FDIC premiums of $634,000 and other noninterest expense of $288,000. Compensation and employee benefits increased primarily as a result of an increase of $1.4 million for the year ended September 30, 2009, related to the Company’s equity incentive plan. FDIC premiums increased as a result of a special assessment of $400,000 along with increases in the quarterly regular FDIC assessment. Other noninterest expense increased primarily as a result of an increase in foreclosed real estate related expenses of $232,000.

Income Taxes. Income tax expense of $2.6 million was recognized for fiscal year 2009 compared to an income tax expense of $3.1 million recognized for fiscal year 2008. The decrease was primarily the result of a one-time tax benefit of $317,000 related to the Company’s other than temporary impairment (OTTI) charge taken in the previous year. The OTTI charge related to Fannie Mae perpetual preferred stock held in the Company’s available for sale portfolio.

Comparison of Operating Results for the Years Ended September 30, 2008 and September 30, 2007

Net Income. Net income increased $11.2 million to $6.1 million for the fiscal year ended September 30, 2008 from a net loss of $5.1 million for the fiscal year ended September 30, 2007. The increase was primarily the result of a $12.7 million pre-tax charitable contribution to the ESSA Bank & Trust Foundation. The contribution was made in conjunction with the Company’s initial public stock offering, which was consummated on April 3, 2007, and was detailed in the Company’s prospectus.

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

Interest Income. Interest income increased $6.6 million, or 14.4% to $52.1 million for fiscal year 2008 from $45.5 for fiscal year 2007. The increase resulted from a $137.5 million increase in average interest-earning assets which had the effect of increasing interest income by $7.7 million. In addition, there was a 16 basis point increase in the overall yield on interest earning assets to 5.68% for fiscal year 2008, from 5.84% for fiscal year 2007 which increased interest income by $1.1 million. Loans increased on average $78.7 million between the two periods, along with increases in the average balances of investment securities of $7.7 million and mortgage-backed securities of $53.0 million. In addition, average Federal Home Loan Bank stock increased $3.2 million along with an increase in the average balance of other interest earning assets of $5.2 million. The primary reasons for the increase in investment securities and mortgage-backed securities was the partial reinvestment of borrowing proceeds into these assets along with the investment of the majority of the net proceeds from the stock offering into short-term, investment grade debt and mortgage-backed securities issued by United States government sponsored agencies or entities. Average FHLB stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or  1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. The decrease in average other interest earning assets was the result of a decrease in the average balance of interest earning deposits held by the Company in its FHLBank Pittsburgh demand account of $2.0 million. Funds received during the Company’s stock offering contributed to an increase in the Bank’s FHLBank Pittsburgh average demand deposit account balance for the year ended September 30, 2007. The average yield on loans decreased to 6.03% for the fiscal year 2008, from 6.10% for the fiscal year 2007. The average yields on investment securities decreased to 4.77% from 5.11% and the average yields on mortgage backed securities increased to 4.93% from 4.92% for the 2008 and 2007 periods, respectively.

Interest Expense. Interest expense increased $1.8 million, or 7.7% to $25.6 million for fiscal year 2008 from $23.8 million for fiscal year 2007. The increase resulted from a $64.6 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $3.4 million. In addition, there was a 7 basis point decrease in the overall cost of interest-bearing liabilities to 3.59% for fiscal 2008 from 3.66% for fiscal 2007, which decreased interest expense by $1.6 million. Average savings and club accounts decreased by $12.4 million, average NOW accounts decreased $5.8 million, average money market accounts increased $22.7 million and average certificates of deposit decreased $36.0 million. For the same comparative periods, average borrowed funds increased $96.1 million over 2007. The cost of money market accounts decreased to 2.9% for fiscal year 2008 from 3.12% for fiscal year 2007. The cost of certificates of deposit decreased to 4.19% from 4.48% and the cost of borrowed funds decreased to 4.48% from 4.81% for fiscal 2008 and 2007, respectively.

Provision for Loan Losses. ESSA Bancorp, Inc. establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $900,000 for fiscal year 2008 compared to a $360,000 provision for 2007 fiscal year. At September 30, 2009 the Company had two commercial loan relationships whose loans were judged by management to be impaired. A commercial real estate relationship with combined outstanding loans of $2.5 million was allocated a specific loan loss allowance of $457,000. A commercial business relationship with combined loans of $201,000 was allocated a specific loan loss allowance of $77,000. These specific allowance allocations were also considered in the Company’s evaluation for its provision for loan losses for the fiscal year ended September 30, 2008. The allowance for loan losses was $4.9 million or 0.69% of loans outstanding at September 30, 2008, compared to $4.2 million, or 0.67% of loans outstanding at September 30, 2007.

Non-Interest Income. Non-interest income decreased $693,000, or 12.6%, to $4.8 million for the year ended September 30, 2008, from $5.5 million for the comparable 2007 period. The decrease was primarily attributable to the one time other-than temporary-impairment pretax charge of $802,000 related to Fannie Mae preferred stock the Company owns. Excluding the one time charge, noninterest income increased $109,000, or 2.0%, for the year ended September 30, 2008, compared to the year ended September 30, 2007. This increase was primarily due to increases in service charges and fees on loans of $37,000 and trust and investment fees of $100,000 for fiscal 2008 compared to fiscal 2007.

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

	For the Years Ended September 30,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1) (2)	$734,421	$42,290	5.76%	$666,284	$40,180	6.03%	$587,566	$35,866	6.10%
Investment securities
Taxable(3)	35,231	1,150	3.26%	72,287	3,301	4.75%	65,296	3,222	4.93%
Exempt from federal income tax(3) (4)	7,211	331	6.95%	7,347	331	6.81%	6,642	302	6.89%

Total investment securities	42,442	1,481	3.89%	79,634	3,632	4.77%	71,938	3,524	5.11%
Mortgage-backed securities	185,147	8,840	4.77%	146,723	7,235	4.93%	93,678	4,605	4.92%
Federal Home Loan Bank stock	20,435	112	0.55%	17,820	766	4.30%	14,577	794	5.45%
Other	6,024	10	0.17%	8,454	252	2.98%	13,642	721	5.29%

Total interest-earning assets	988,469	52,733	5.35%	918,915	52,065	5.68%	781,401	45,510	5.84%
Allowance for loan losses	(5,167)			(4,406)			(4,017)
Noninterest-earning assets	47,133			42,675			47,271

Total assets	$1,030,435			$957,184			$824,655

Interest-bearing liabilities:
NOW accounts	$54,262	45	0.08%	$55,073	42	0.07%	$60,826	45	0.07%
Money market accounts	94,835	1,591	1.68%	58,034	1,684	2.90%	35,351	1,104	3.12%
Savings and club accounts	63,500	271	0.43%	62,982	277	0.44%	75,354	320	0.42%
Certificates of deposit	154,365	5,035	3.26%	168,763	7,063	4.19%	204,802	9,171	4.48%
Borrowed funds	436,671	16,797	3.85%	369,719	16,576	4.48%	273,669	13,165	4.81%

Total interest-bearing liabilities	803,633	23,739	2.95%	714,571	25,642	3.59%	650,002	23,805	3.66%
Non-interest bearing demand accounts	24,711			24,211			34,934
Noninterest-bearing liabilities	10,546			10,013			7,882

Total liabilities	838,890			748,795			692,818
Equity	191,545			208,389			131,837

Total liabilities and equity	$1,030,435			$957,184			$824,655

Net interest income		$28,994			$26,423			$21,705

Interest rate spread			2.40%			2.09%			2.18%

Net interest-earning assets	$184,836			$204,344			$131,399

Net interest margin(5)			2.93%			2.88%			2.78%

Average interest-earning assets to average interest-bearing liabilities		123.00%			128.60%			120.22%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized revenues (costs) on loans totaling $141,000 for 2009, $287,000 for 2008, and $440,000 for 2007.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2009 vs. 2008			For the Years Ended September 30, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$3,753	$(1,643)	$2,110	$4,731	$(417)	$4,314
Investment securities	(1,389)	(762)	(2,151)	368	(260)	108
Mortgage-backed securities	1,832	(227)	1,605	2,621	9	2,630
Federal Home Loan Bank stock	132	(786)	(654)	158	(186)	(28)
Other	(57)	(185)	(242)	(218)	(251)	(469)

Total interest-earning assets	4,271	(3,603)	668	7,660	(1,105)	6,555

Interest-bearingliabilities:
NOW accounts	—	4	4	(3)	—	(3)
Money market accounts	581	(674)	(93)	663	(83)	580
Savings and club accounts	3	(9)	(6)	(57)	14	(43)
Certificates of deposit	(563)	(1,465)	(2,028)	(1,541)	(567)	(2,108)
Borrowed funds	985	(765)	220	4,365	(953)	3,412

Total interest-bearing liabilities	1,006	(2,909)	(1,903)	3,427	(1,589)	1,838

Net change in interest income	$3,265	$(694)	$2,571	$4,233	$484	$4,717

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

The table below sets forth, as of September 30, 2009, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+300	$139,998	$(39,991)	(22%)	14.18%	(282)
+200	158,785	(21,205)	(12%)	15.63%	(136)
+100	172,741	(7,249)	(4%)	16.61%	(39)
+50	176,982	(3,007)	(2%)	16.85%	(14)
—	179,989	—	—	17.00%	—
-50	180,682	693	0%	16.96%	(4)
-100	179,035	(955)	(1%)	16.74%	(25)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2009, in the event of an immediate 100 basis point decrease in interest rates, we would experience a 1.0% decrease in net portfolio value. In the event of an immediate 100 basis point increase in interest rates, we would experience a 4.0% decrease in net portfolio value.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2009, $18.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $2.9 million at September 30, 2009. As of September 30, 2009, we had $343.6 million in borrowings outstanding from the FHLBank Pittsburgh and $65.0 million in repurchase agreements. We have access to Federal Home Loan Bank advances of up to approximately $481.0 million.

At September 30, 2009, we had $49.2 million in loan commitments outstanding, which included $12.1 million in undisbursed construction loans, $21.7 million in unused home equity lines of credit and $4.0 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2009 totaled $82.2 million, or 53.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $9.6 million, $10.7 million and $4.6 million for the years ended September 30, 2009, 2008 and 2007, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. In particular, we made a contribution of common stock to the ESSA Bank & Trust Foundation of $11.1 million during the year ended September 30, 2007. Net cash used in investing activities was $38.8 million, $89.5 million and $179.2 million in fiscal years 2009, 2008 and 2007, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $126.2 million, $119.5 million and $174.6 million in the years ended September 30, 2009, 2008 and 2007, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $119.3 million, $119.5 million and $58.9 million in the years ended September 30, 2009, 2008 and 2007, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $35.2 million in fiscal year 2009, $74.6 million in fiscal year 2008 and $178.6 million in fiscal year 2007. In addition, during fiscal 2009 we used $25.9 million and in fiscal 2008 we used $9.4 million to repurchase our stock as part of a previously disclosed stock repurchase plan. In 2007, we completed our initial public offering in which we received net proceeds of $155.8 million. This was offset partially by the purchase of common stock in connection with the ESOP of $13.6 million. The net effect of our operating, investing and financing activities was to increase our cash and cash equivalents from $12.7 million at the beginning of fiscal year 2007 to $18.6 million at the end of fiscal year 2009.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt	$71,500	$163,347	$120,660	$35,000	$390,507
Operating leases	461	916	686	2,053	4,116
Certificates of deposit	82,208	34,405	36,622	—	153,235

Total	$154,169	$198,668	$157,968	$37,053	$547,858

Commitments to extend credit	$28,064	$15	$—	$21,156	$49,235

We also have obligations under our post retirement plan as described in note 15 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $500,000 to our post retirement plan in 2010. In addition, as part of the reorganization and stock offering in 2007, the ESOP trust borrowed funds from ESSA Bancorp, Inc. and used those funds to purchase a number of shares equal to 8% of the common stock issued in the offering.

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

For fiscal year 2009, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

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

ESSA Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. See the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Nominees for Directors,” “— Continuing Directors,” “— Board Meetings and Committees,” “— Executive Officers of the Bank Who Are Not Also Directors,” “Corporate Governance, Code of Ethics and Business conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on February 11, 2010 (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2009 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights $	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,458,379	12.35	239,711
Equity compensation plans not approved by stockholders	—	—	—

Total	1,458,379	12.35	239,711

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Transactions with Certain Related Persons” and “Proposal II—Election of Directors—Director Independence” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal 2—Ratification of Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheet - at September 30, 2009 and 2008

(C) Consolidated Statement of Income (Loss) - Years ended September 30, 2009, 2008 and 2007

(D) Consolidated Statement of Changes In Stockholders’ Equity - Years ended September 30, 2009, 2008 and 2007

(E) Consolidated Statement of Cash Flows - Years ended September 30, 2009, 2008 and 2007

(F) Notes to Consolidated Financial Statements.

	(a)(2)	Financial Statement Schedules

None.

	(a)(3)	Exhibits

3.1		Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2		Bylaws of ESSA Bancorp, Inc.*

4		Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2		Amended and Restated Employment Agreement for Gary S. Olson**

10.3		Amended and Restated Employment Agreement for Robert S. Howes**

10.4		Amended and Restated Employment Agreement for Allan A. Muto**

10.5		Amended and Restated Employment Agreement for Diane K. Reimer**

10.6		Amended and Restated Employment Agreement for V. Gail Warner**

10.7		Supplemental Executive Retirement Plan**

10.8		Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9		Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21		Subsidiaries of Registrant*

23		Consent of S.R. Snodgrass, A.C.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

We have audited ESSA Bancorp, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009, and our report dated December 11, 2009, expressed an unqualified opinion.

/s/ S.R. Snodgrass, A.C.
Wexford, PA

December 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2009, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

As discussed in Note 15 to the consolidated financial statements, ESSA Bancorp, Inc. changed its method of accounting for its defined benefit pension plans as of September 30, 2007, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (incorporated into Accounting Standards Codification Topic 715, Compensation—Retirement Benefits).

As discussed in Note 18 to the consolidated financial statements, effective October 1, 2008, ESSA Bancorp, Inc. adopted Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosure.

As discussed in Note 1 to the consolidated financial statements, ESSA Bancorp, Inc., changed its method of accounting for split dollar life insurance arrangements as of October 1, 2008, in accordance with Accounting Standards Codification Topic 725, Compensation—Retirement Benefits.

/s/ S.R. Snodgrass, A.C.
Wexford, PA

December 11, 2009

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2009, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 11, 2009

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2009	2008
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,103	$8,382
Interest-bearing deposits with other institutions	11,490	4,232

Total cash and cash equivalents	18,593	12,614
Certificates of deposit	5,355	3,777
Investment securities available for sale	217,566	204,078
Investment securities held to maturity (fair value of $6,923 and $11,924)	6,709	11,857
Loans receivable (net of allowance for loan losses of $5,815 and $4,915)	733,580	706,890
Federal Home Loan Bank stock	20,727	19,188
Premises and equipment	10,620	10,662
Bank-owned life insurance	15,072	14,516
Foreclosed real estate	2,579	31
Other assets	11,318	9,869

TOTAL ASSETS	$1,042,119	$993,482

LIABILITIES
Deposits	$408,855	$370,529
Short-term borrowings	48,091	39,510
Other borrowings	390,507	373,247
Advances by borrowers for taxes and insurance	1,377	2,047
Other liabilities	7,783	8,063

TOTAL LIABILITIES	856,613	793,396

Commitment and contingencies (Notes 13 and 14)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 14,878,620 and 16,777,667 outstanding at September 30, 2009 and 2008, respectively)	170	170
Additional paid-in capital	162,243	159,919
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(12,339)	(12,792)
Retained earnings	62,337	58,227
Treasury stock, at cost; 2,102,280 and 203,233 shares outstanding at September 30, 2009 and 2008, respectively	(27,695)	(2,753)
Accumulated other comprehensive income (loss)	790	(2,685)

TOTAL STOCKHOLDERS’ EQUITY	185,506	200,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,042,119	$993,482

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended September 30,
	2009	2008	2007
	(dollars in thousands)
INTEREST INCOME
Loans receivable	$42,290	$40,180	$35,866
Investment securities:
Taxable	9,990	10,536	7,827
Exempt from federal income tax	331	331	302
Other investment income	122	1,018	1,515

Total interest income	52,733	52,065	45,510

INTEREST EXPENSE
Deposits	6,942	9,066	10,640
Short-term borrowings	395	1,424	1,769
Other borrowings	16,402	15,152	11,396

Total interest expense	23,739	25,642	23,805

NET INTEREST INCOME	28,994	26,423	21,705
Provision for loan losses	1,500	900	360

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,494	25,523	21,345

NONINTEREST INCOME
Service fees on deposit accounts	3,181	3,480	3,492
Services charges and fees on loans	567	624	587
Trust and investment fees	847	864	764
Impairment loss on securities	(68)	(802)	—
Gain on sale of investments, net	178	—	—
Gain on sale of loans, net	430	—	12
Earnings on Bank-owned life insurance	556	575	565
Other	37	62	76

Total noninterest income	5,728	4,803	5,496

NONINTEREST EXPENSE
Compensation and employee benefits	14,577	12,650	10,829
Occupancy and equipment	2,916	2,839	2,650
Professional fees	1,376	1,432	815
Data processing	1,886	1,866	1,837
Advertising	672	630	695
FDIC premiums	682	48	55
Contributions	—	—	12,693
Other	2,004	1,716	1,611

Total noninterest expense	24,113	21,181	31,185

Income (loss) before income taxes	9,109	9,145	(4,344)
Income taxes	2,553	3,068	782

NET INCOME (LOSS)	$6,556	$6,077	$(5,126)

Earnings (loss) per share[1]:
Basic	$0.47	$0.39	$(0.47)
Diluted	$0.47	$0.38	$(0.47)

[1]	Earnings per share for 2007 are calculated for the period beginning with the Company’s date of conversion of April 3, 2007.

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Amount
	(dollars in thousands)
Balance, September 30, 2006	—	$—	$—	$—	$58,526	$—	$(189)	$58,337
Net loss					(5,126)			(5,126)	$(5,126)
Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $123							238	238	238

Comprehensive loss									$(4,888)

Cumulative effect of change in accounting for pension, net of income tax benefit of $1,250							(2,426)	(2,426)
Issuance of common stock for initial public offering, net of expenses of $2.9 million	15,870,000	159	155,647					155,806
Issuance of common stock to ESSA Bank & Trust Foundation	1,110,900	11	11,098					11,109
Stock purchased for ESOP				(13,585)				(13,585)
Allocation of ESOP stock			37	302				339

Balance, September 30, 2007	16,980,900	170	166,782	(13,283)	53,400	—	(2,377)	204,692
Net income					6,077			6,077	$6,077
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income tax benefit of $114							(220)	(220)	(220)
Change in unrecognized pension cost, net of income tax benefit of $45							(88)	(88)	(88)

Comprehensive income									$5,769

Cash dividends declared ($.04 per share)					(1,250)			(1,250)
Stock-based compensation			717					717
Allocation of ESOP stock			85	491				576
Treasury shares purchased	(793,553)					(10,418)		(10,418)
Allocation of treasury shares to incentive plans	590,320		(7,665)			7,665		—

Balance, September 30, 2008	16,777,667	$170	$159,919	$(12,792)	$58,227	$(2,753)	$(2,685)	$200,086
Net income					6,556			6,556	$6,556
Other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income tax benefit of $2,291							4,447	4,447	4,447
Change in unrecognized pension cost, net of income taxes of $502							(972)	(972)	(972)

Comprehensive income									$10,031

Cumulative adjustment of change in accounting for split-dollar life insurance arrangements					(49)			(49)
Cash dividends declared ($.17 per share)					(2,397)			(2,397)
Stock-based compensation			2,151					2,151
Allocation of ESOP stock			161	453				614
Restricted stock forfeitures	(906)		12			(12)		—
Treasury shares purchased	(1,898,141)					(24,930)		(24,930)

Balance, September 30, 2009	14,878,620	$170	$162,243	$(12,339)	$62,337	$(27,695)	$790	$185,506

							2009	2008	2007
Components of other comprehensive income (loss):
Change in net unrealized gain (loss) on investment securities available for sale							$4,519	$(749)	$238
Realized gains included in net income, net of tax of $61							(117)	—	—
Realized impairment loss included in net income, net of income tax benefit of $23 and $273 in 2009 and 2008, respectively							45	529	—
Change in unrealized pension cost, net of tax benefit of $502 and $45 in 2009 and 2008, respectively							(972)	(88)	—

Total							$3,475	$(308)	$238

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$6,556	$6,077	$(5,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,500	900	360
Provision for depreciation and amortization	1,197	1,253	1,054
Accretion of discounts and premiums, net	(60)	(397)	(118)
Impairment loss on securities	68	802	—
Net gain on sale of investment securities	(178)	—	—
Gain on sale of loans, net	(430)	—	(12)
Origination of mortgage loans sold	(7,036)	—	—
Proceeds from sale of mortgage loans originated for sale	7,139	—	—
Contribution of common stock to charitable foundation	—	—	11,109
Compensation expense on ESOP	614	576	39
Stock-based compensation	2,151	717	—
Decrease (increase) in accrued interest receivable	307	443	(1,984)
Increase (decrease) in accrued interest payable	116	(21)	292
Decrease in other receivables	—	—	1,841
Earnings on Bank-owned life insurance	(556)	(575)	(565)
Deferred federal income taxes	(858)	(394)	(1,587)
Other, net	(964)	1,314	(1,038)

Net cash provided by operating activities	9,566	10,695	4,565

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	3,497	98	—
Purchase of certificates of deposit	(4,907)	(3,767)	—
Investment securities available for sale:
Proceeds from sale of investment securities	23,890	—	—
Proceeds from principal repayments and maturities	95,395	119,541	58,989
Purchases	(126,150)	(119,476)	(174,644)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	5,125	5,263	2,575
Increase in loans receivable, net	(49,887)	(87,693)	(63,088)
Proceeds from sale of loans	19,592	—	923
Redemption of FHLB stock	509	4,084	2,764
Purchase of FHLB stock	(2,048)	(6,819)	(5,542)
Investment in limited partnership	(2,729)	—	—
Proceeds from sale of other real estate	21	—	—
Purchase of premises, equipment, and software	(1,057)	(698)	(1,130)

Net cash used for investing activities	(38,749)	(89,467)	(179,153)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	38,326	(14,187)	(17,437)
Net increase (decrease) in short-term borrowings	8,581	5,280	(1,069)
Proceeds from other borrowings	127,260	146,050	82,697
Repayment of other borrowings	(110,000)	(52,500)	(27,000)
Increase (decrease) in advances by borrowers for taxes and insurance	(670)	624	(775)
Purchase of treasury stock shares	(25,938)	(9,410)	—
Dividends on common stock	(2,397)	(1,250)	—
Net proceeds from the issuance of common stock	—	—	155,806
Purchase of common stock in connection with ESOP	—	—	(13,585)

Net cash provided by financing activities	35,162	74,607	178,637

Increase (decrease) in cash and cash equivalents	5,979	(4,165)	4,049

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,614	16,779	12,730

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,593	$12,614	$16,779

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$23,623	$25,663	$23,513
Income taxes	3,150	2,996	2,060
Noncash items:
Other real estate owned	2,573	31	—
Treasury stock payable	(1,008)	1,008	—

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities (Continued)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

Allowance for Loan Losses (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

A loan is considered to be a troubled debt restructured (TDR) loans when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared with amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. Total servicing assets included in other assets as of September 30, 2009 and 2008, were $289,000 and $156,000, respectively.

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

Bank-Owned Life Insurance (BOLI)

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheet, and any increase in cash surrender

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank-Owned Life Insurance (BOLI) (Continued)

value is recorded as noninterest income on the consolidated statement of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income. On October 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $49,000 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of new accounting standard.

Real Estate Owned

Real estate owned acquired in settlement of foreclosed loans is carried at fair value minus estimated costs to sell. Valuation allowances for estimated losses are provided when the carrying value of the real estate acquired exceeds fair value minus estimated costs to sell. Operating expenses of such properties, net of related income, are expensed in the period incurred.

Employee Benefit Plans

The Bank maintains a noncontributory, defined benefit pension plan for all employees who have met age and length of service requirements. The Bank’s funding policy is to contribute annually up to the maximum amount that can be deducted for federal income tax purposes. The Bank also maintains a defined contribution Section 401(k) plan covering eligible employees. Contributions matching those made by eligible employees and an elective contribution are made annually at the discretion of the Board of Directors. In 2007, the Company created an ESOP for the benefit of employees who meet certain eligibility requirements. The Company makes cash contributions to the ESOP on an annual basis.

During 2008, the Company implemented an Equity Incentive Plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company has recorded stock-based employee compensation cost using the fair value method as allowed under generally accepted accounting principles. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method as allowed under generally accepted accounting principles. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Expected dividend yield	0.70%
Expected volatility	8.50%
Risk-free interest rate	3.85%
Expected option life in years	6.50

Advertising Costs

In accordance with generally accepted accounting principles, the Company expenses all advertising expenditures incurred.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

The Company, in accordance with generally accepted accounting principles, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting literature also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with generally accepted accounting principles, interest or penalties incurred for income taxes will be recorded as a component of other expenses.

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

Comprehensive Income (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income (loss) is composed of net unrealized holding gains or losses on its available-for-sale investment and mortgage-backed securities portfolio, as well as changes in unrecognized pension cost. The Company has elected to report the effects of other comprehensive income (loss) as part of the Consolidated Statement of Changes in Stockholders’ Equity.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) (Continued)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2009	2008	2007
Net unrealized gain (loss) on securities available for sale	$4,277	$(170)	$50
Net unrecognized pension cost	(3,487)	(2,515)	(2,427)

Total	$790	$(2,685)	$(2,377)

Fair Value Measurements

Under generally accepted accounting principles related to fair value measurements, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Under generally accepted accounting principles, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in generally accepted accounting principles.

Fair value measurements for most of our assets are obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid, and other market information. Subsequently, all of our financial instruments use either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. In certain cases, however, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of financial instruments. The degree of management judgment involved in determining the fair value of financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect consolidated net income (loss) or consolidated stockholders’ equity.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform to this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles – FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the annual reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On October 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until October 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and financial position. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operation, financial position, or disclosure.

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

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2009, 2008, and 2007. The net loss of $7,289,000 from April 3, 2007 (date of conversion) to September 30, 2007 will be used as the numerator for the year ended 2007.

	2009	2008	2007
Weighted average common shares outstanding	16,980,900	16,980,900	16,980,900
Average treasury stock shares	(1,396,616)	(5,406)	—
Average unearned ESOP shares	(1,254,824)	(1,300,445)	(1,340,780)
Average unearned nonvested shares	(486,572)	(117,641)	—

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	13,842,888	15,557,408	15,640,120

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	360,395	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	62,173	59,108	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	13,905,061	15,976,911	15,640,120

At September 30, 2009, there were common stock equivalents outstanding of 432,230 shares at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive options or common stock equivalents outstanding for September 30, 2008 or 2007.

4.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$66,709	$1,716	$(2)	$68,423
Freddie Mac	83,005	2,864	—	85,869
Governmental National Mortgage Association securities	32,734	1,238	—	33,972

Total mortgage-backed securities	182,448	5,818	(2)	188,264
Obligations of states and political subdivisions	7,168	315	—	7,483
U.S. government agency securities	21,458	288	—	21,746

Total debt securities	211,074	6,421	(2)	217,493
Equity securities	12	61	—	73

Total	$211,086	$6,482	$(2)	$217,566

Held to Maturity
Fannie Mae	$4,492	$150	$—	$4,642
Freddie Mac	2,217	65	(1)	2,281

Total	$6,709	$215	$(1)	$6,923

4.	INVESTMENT SECURITIES (Continued)

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$56,462	$189	$(515)	$56,136
Freddie Mac	77,700	269	(282)	77,687
Governmental National Mortgage
Association securities	14,037	113	(28)	14,122

Total mortgage-backed securities	148,199	571	(825)	147,945
Obligations of states and political subdivisions	7,171	104	(129)	7,146
U.S. government agency securities	48,887	140	(136)	48,891

Total debt securities	204,257	815	(1,090)	203,982
Equity securities	79	17	—	96

Total	$204,336	$832	$(1,090)	$204,078

Held to Maturity
Fannie Mae	$6,179	$25	$(23)	$6,181
Freddie Mac	3,678	43	(1)	3,720

Total mortgage-backed securities	9,857	68	(24)	9,901
U.S. government agency securities	2,000	23	—	2,023

Total	$11,857	$91	$(24)	$11,924

The amortized cost and fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,327	$1,339	$1,580	$1,586
Due after one year through five years	21,179	21,461	1,085	1,106
Due after five years through ten years	27,120	27,657	2,346	2,469
Due after ten years	161,448	167,036	1,698	1,762

Total	$211,074	$217,493	$6,709	$6,923

For the year ended September 30, 2009, the Company realized gross gains of $184,000, gross losses of $6,000, and proceeds from the sale of investment securities of $23,890,000. The Company had no sales of investment securities for the years ending September 30, 2008 and 2007.

Investment securities with carrying values of $18,468,000 and $15,960,000 at September 30, 2009 and 2008, respectively, were pledged to secure public deposits and other purposes as required by law.

5.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2009
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	2	$5,353	$(2)	$—	$—	$5,353	$(2)
Freddie Mac	1	—	—	38	(1)	38	(1)

Total	3	$5,353	$(2)	$38	$(1)	$5,391	$(3)

	2008
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	20	$41,932	$(538)	$—	$—	$41,932	$(538)
Freddie Mac	17	27,530	(257)	940	(26)	28,470	(283)
Governmental National Mortgage Association securities	4	3,694	(28)	—	—	3,694	(28)
Obligations of states and political subdivisions	6	4,076	(129)	—	—	4,076	(129)
U.S. government agency securities	5	18,260	(136)	—	—	18,260	(136)

Total	52	$95,492	$(1,088)	$940	$(26)	$96,432	$(1,114)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The Company reviews its position quarterly and has asserted that at September 30, 2009, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. However, as of September 30, 2009 and 2008, the Company recognized losses of $68,000 and $802,000, respectively, on equity securities that it deemed, through analysis of the security, to be other than a temporary loss. The loss is related to Fannie Mae perpetual preferred stock that the Company owns. Fannie Mae was placed into conservatorship by the U.S. Government on September 7, 2008.

6.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2009	2008
Real estate loans:
Residential	$603,830	$572,038
Construction	1,707	8,254
Commercial	68,040	69,505
Commercial	16,452	11,987
Home equity loans and lines of credit	46,792	47,508
Other	2,526	3,059

	739,347	712,351
Less deferred loan (costs)/fees	(48)	546

	739,395	711,805
Less allowance for loan losses	5,815	4,915

Net loans	$733,580	$706,890

Mortgage loans serviced by the Company for others amounted to $38,732,000, $16,665,000, and $19,346,000 at September 30, 2009, 2008, and 2007, respectively.

At September 30, 2009, 2008, and 2007, the Company had nonaccrual loans of $4,565,000, $3,938,000, and $555,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $422,000, $133,000, and $34,000 for the years ended September 30, 2009, 2008, and 2007, respectively. Included in September 30, 2009, nonaccrual loans were $480,000 of impaired loans. Included in September 30, 2008, nonaccrual loans were $2,495,000 of impaired loans.

Impaired loans for the year ended September 30, are summarized as follows (in thousands):

	2009	2008	2007
Impaired loans with a related allowance	$1,035	$2,697	$—
Impaired loans without a related allowance	2,835	—	—
Related allowance for loan losses	176	534	—
Average recorded balance of impaired loans	538	225	—
Interest income recognized	—	—	—

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2009 and 2008, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

Activity in the allowance for loan losses for the years ended is summarized as follows (in thousands):

	2009	2008	2007
Balance, beginning of period	$4,915	$4,206	$3,855
Add:
Provision charged to operations	1,500	900	360
Loan recoveries	3	2	1

	6,418	5,108	4,216
Less loans charged off	(603)	(193)	(10)

Balance, end of period	$5,815	$4,915	$4,206

6.	LOANS RECEIVABLE (Continued)

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At September 30, 2009 and 2008, these persons were indebted to the Company for loans totaling $1,143,000 and $1,126,000, respectively. During the year ended September 30, 2009, $196,000 of loan advances were made and repayments totaled $179,000.

7.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or  1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year.

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2009	2008
Land and land improvements	$3,874	$3,531
Buildings and leasehold improvements	9,316	9,206
Furniture, fixtures, and equipment	7,350	7,029
Construction in process	119	76

	20,659	19,842
Less accumulated depreciation	(10,039)	(9,180)

Total	$10,620	$10,662

Depreciation expense amounted to $979,000, $1,059,000, and $1,055,000 for the years ended September 30, 2009, 2008, and 2007, respectively.

9.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2009		2008
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Non-interest-bearing demand accounts	—%	$25,415	—%	$24,862
NOW accounts	0.09	54,635	0.08	55,694
Money market accounts	1.25	109,265	2.57	74,807
Savings and club accounts	0.40	66,305	0.40	61,444
Certificates of deposit	2.92	153,235	3.63	153,722

Total	1.50%	$408,855	2.09%	$370,529

9.	DEPOSITS (Continued)

	2009		2008
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Certificates of deposit:
0.00 - 2.00%	1.18%	$47,714	1.99%	$421
2.01 - 4.00%	3.08	63,885	3.10	97,408
4.01 - 6.00%	4.67	41,636	4.57	55,893

Total	2.92%	$153,235	3.63%	$153,722

At September 30, scheduled maturities of certificates of deposit are as follows (in thousands):

2010	$82,208
2011	17,798
2012	16,607
2013	13,793
2014	22,829

Total	$153,235

The aggregate amount of time certificates of deposit with a minimum denomination of $100,000 and individual retirement accounts with a minimum denomination of $250,000 were $66,418,000 and $0, respectively, at September 30, 2009. Time certificates of deposit and individual retirement accounts in excess of $250,000 were not federally insured at September 30, 2009.

The Emergency Economic Stabilization Act which became law on October 3, 2008, raised the amount of federal deposit insurance coverage (FDIC) for all deposit accounts to $250,000. This provision of the act is scheduled to expire on December 31, 2013. In addition, on October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program, which provides FDIC coverage of non-interest-bearing deposit transaction accounts and certain other accounts regardless of dollar amount. This new program is scheduled to expire June 30, 2010.

The scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows (in thousands):

2009
Within three months	$16,913
Three through six months	7,422
Six through twelve months	4,869
Over twelve months	37,214

Total	$66,418

9.	DEPOSITS (Continued)

A summary of interest expense on deposits for the years ended is as follows (in thousands):

	2009	2008	2007
NOW accounts	$45	$41	$45
Money market accounts	1,591	1,684	1,104
Savings and club accounts	271	278	320
Certificates of deposits	5,035	7,063	9,171

Total	$6,942	$9,066	$10,640

10.	SHORT-TERM BORROWINGS

As of September 30, 2009 and 2008, the Company had $48,091,000 and $39,510,000 of short-term borrowings, respectively, of which $7,091,000 and $24,010,000, respectively, were advances on a $75,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. During 2009, the Company had a borrowing limit of approximately $481 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2009	2008	2007
Balance at year-end	$48,091	$39,510	$34,230
Maximum amount outstanding at any month-end	73,162	56,183	46,409
Average balance outstanding during the year	48,171	36,150	33,975
Weighted-average interest rate:
As of year-end	0.43%	2.41%	5.17%
Paid during the year	0.82%	3.94%	5.21%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

11.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances and securities sold under agreements to repurchase (in thousands):

	Maturity range		Weighted-average interest rate	Stated interest rate ranged		2009	2008
Description	from	to		from	to
Convertible	8/31/2010	12/5/2018	4.73%	3.30%	6.06%	$68,000	$64,000
Fixed rate	11/23/2009	9/11/2014	4.13	2.48	5.95	171,607	170,247
Mid-term	10/19/2009	9/24/2012	3.46	2.03	5.35	85,900	94,000
Securities sold under agreements to repurchase	1/17/2011	9/3/2018	3.50	2.37	4.01	65,000	45,000

		Total				$390,507	$373,247

11.	OTHER BORROWINGS (Continued)

Maturities of FHLB long-term advances and securities sold under agreements to repurchase are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted-average Rate
2010	$71,500	4.33%
2011	89,247	4.45
2012	74,100	3.78
2013	87,300	3.62
2014	33,360	3.55
2015 and thereafter	35,000	3.89

Total	$390,507	3.99%

Included above are ten convertible notes, which total $68,000,000 and are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

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

Securities sold under agreements to repurchase are secured by U.S. government agency and mortgage-backed securities with a carrying value of $78,163,000 and $49,646,000 at September 30, 2009 and 2008, respectively.

12.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2009	2008	2007
Current:
Federal	$3,331	$3,357	$2,313
State	80	105	56

Total current taxes	3,411	3,462	2,369
Deferred income tax benefit	(858)	(394)	(1,587)

Total income tax provision	$2,553	$3,068	$782

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,977	$1,671
Net unrealized loss on securities	—	88
Charitable contributions carryover	3,538	3,858
Employee benefit plan	1,796	1,295
Writedown of preferred stock	340	317
Other	502	401

Total gross deferred tax assets	8,153	7,630
Valuation allowance	(2,633)	(2,930)

Total net deferred tax assets	5,520	4,700

Deferred tax liabilities:
Pension plan	366	560
Net unrealized gain on securities	2,203	—
Mortgage servicing rights	98	53
Premises and equipment	240	370
Other	175	122

Total gross deferred tax liabilities	3,082	1,105

Net deferred tax assets	$2,438	$3,595

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the contribution to the ESSA Bank & Trust Foundation and the write down for other-than-temporary impairment of the Fannie Mae preferred stock exceeded the allowable federal income tax deduction limitations, resulting in the establishment of a valuation allowance in the amount of $2,633,000 and $2,930,000 at September 30, 2009 and 2008, respectively.

The amount of tax benefit recognized on the other-than-temporary impairment charge in 2008 was based on the tax characteristics of this security. This security is treated as capital for tax purposes which limits the tax benefits recorded. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize losses relating to Fannie Mae and Freddie Mac preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Had the legislation been in effect as of September 30, 2008, and had the Company recognized the loss as an ordinary loss for the fiscal year ended September 30, 2008; the positive impact recorded would have been $273,000 or $0.02 per diluted share. The Company recognized the additional tax benefit in the quarter ending December 31, 2008.

12.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2009		2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$3,097	34.0%	$3,109	34.0%	$(1,477)	(34.0)%
Valuation allowance	(297)	(3.3)	333	3.7	2,597	60.0
Income from Bank-owned life insurance	(189)	(2.1)	(195)	(2.1)	(192)	(4.4)
Tax-exempt income	(221)	(2.4)	(186)	(2.0)	(131)	(3.0)
Low-income housing credits	(58)	(0.6)	(61)	(0.7)	(64)	(1.5)
Other, net	221	2.4	68	0.7	49	0.9

Actual tax expense and effective rate	$2,553	28.0%$	3,068	33.6%	$782	18.0%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4,308,000 at September 30, 2009, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The act also provides for the recapture of deductions arising from “applicable excess reserve: defined as the total amount of reserve over the base year reserve.” The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

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

The off-balance sheet commitments consist of the following (in thousands):

	2009	2008
Commitments to extend credit	$9,024	$8,516
Standby letters of credit	2,376	2,018
Unfunded lines of credit	37,835	50,322

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 4.25 percent to 6.95 percent. The commitments outstanding at September 30, 2009, contractually mature in less than one year.

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

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2009 (in thousands):

2010	$461
2011	474
2012	442
2013	349
2014	337
2014 and beyond	2,053

Total	$4,116

The total rental expenses for the above leases for the years ended September 30, 2009, 2008, and 2007, were $536,000, $526,000, and $464,000, respectively.

15.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

In connection with the conversion, the Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at 3.25 percent and requires an annual payment of principal and interest of $1,103,000 through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

15.	EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $614,000, $576,000, and $339,000 for the years ended September 30, 2009, 2008, and 2007, respectively.

The following table presents the components of the ESOP shares:

	2009	2008
Allocated shares	90,565	45,282
Shares committed to be released	33,962	33,962
Unreleased shares	1,233,945	1,279,228

Total ESOP shares	1,358,472	1,358,472

Fair value of unreleased shares (in thousands)	$16,300	$17,781

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

On May 23, 2008, certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock. In accordance with generally accepted accounting principles, the Company began to expense the fair value of all share-based compensation grants over the requisite service periods.

The Company classifies share-based compensation for employees and outside directors within “Compensation and employee benefits” in the consolidated statement of income to correspond with the same line item as compensation paid. Additionally, generally accepted accounting principles require the Company to report: (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.

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

15	EMPLOYEE BENEFITS (Continued)

Equity Incentive Plan (Continued)

During the year ended September 30, 2009 and 2008, the Company recorded $2.2 million and $717,000, respectively, of share-based compensation expense, consisting of stock option expense of $694,000 and $232,000, respectively, and restricted stock expense of $1.5 million and $485,000, respectively. Expected future expense relating to the 1,166,703 non-vested options outstanding as of September 30, 2009, is $2.5 million over the remaining vesting period of 3.67 years. Expected future compensation expense relating to the 471,531 restricted shares at September 30, 2009, is $5.3 million over the remaining vesting period of 3.67 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2009.

	Number of Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2008	1,458,379	$12.35	9.67	$2,260
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2009	1,458,379	$12.35	8.67	$1,254

Exercisable at year-end	291,676	$12.35	8.67	$251

The weighted-average grant date fair value of the Company’s non-vested options as of September 30, 2009 and 2008, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of September 30, 2009, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted-average Grant Date Fair Value
Nonvested at September 30, 2008	589,414	12.35
Granted	—	—
Vested	(117,883)	12.35
Forfeited	—	—

Nonvested at September 30, 2009	471,531	$12.35

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

15.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The Company adopted the recognition provisions of FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (incorporated into Accounting Standards Codification Topic 715, Compensation – Retirement Benefits) and initially applied them to the funded status of its defined benefit pension plan as of September 30, 2007. The initial recognition of the funded status of its defined benefit pension plan resulted in a decrease in consolidated stockholders’ equity of $2,426,000, which was net of a tax benefit of $1,250,000.

The following table sets forth the incremental effect of Accounting Standards Codification Topic 715, Compensation – Retirement Benefits (ASC Topic 715), on individual line items in the Consolidated Balance Sheet at September 30, 2007 (in thousands):

	Before application of ASC Topic 715	Adjustments	After application of ASC Topic 715
Other assets	$10,800	$(1,077)	$9,723
Total assets	911,492	(1,077)	910,415
Other liabilities	4,308	1,349	5,657
Total liabilities	704,374	1,349	705,723
Accumulated other comprehensive income (loss)	49	(2,426)	(2,377)
Total stockholders’ equity	207,118	(2,426)	204,692
Total liabilities and stockholders’ equity	911,492	(1,077)	910,415

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$8,495	$8,716
Service cost	358	517
Interest cost	510	572
Actuarial gains (losses)	1,180	(1,305)
Benefits paid	(166)	(5)

Benefit obligation at end of year	10,377	8,495

Change in plan assets:
Fair value of plan assets at beginning of year	6,366	7,366
Actual return on plan assets	4	(995)
Contributions	1,600	—
Benefits paid	(166)	(5)

Fair value of plan assets at end of year	7,804	6,366

Funded status	$(2,573)	$(2,129)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):
	2009	2008	2007
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$5,265	$3,782	$3,639
Prior service cost	18	28	38

Total	$5,283	$3,810	$3,677

The accumulated benefit obligation for the defined benefit pension plan was $6,203,000 and $4,830,000 at September 30, 2009 and 2008, respectively.

15.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table comprises the components of net periodic benefit cost for the years ended (in thousands):

	2009	2008	2007
Service cost	$358	$517	$614
Interest cost	510	572	478
Expected return on plan assets	(509)	(660)	(443)
Amortization of prior service cost	10	10	9
Amortization of unrecognized loss	202	207	182

Net periodic benefit cost	$571	$646	$840

The estimated prior service cost and net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $302,000 and $10,000, respectively.

Weighted-average assumptions used to determine benefit obligations:

	2009	2008
Discount rate	5.50%	6.00%
Rate of compensation increase	5.00	5.50

Weighted-average assumptions used to determine net periodic benefit cost for years ended:

	2009	2008	2007
Discount rate	6.00%	5.75%	6.25%
Expected long-term return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5.50	5.50	5.50

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category, are as follows:

Asset Category	2009	2008
Cash and fixed income securities	35.2%	35.4%
Equity securities	64.8	64.6

Total	100.0%	100.0%

15.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Two asset classes are outlined, as above. The target allocations of these classes are as follows: equities, 65 percent, and cash and fixed income, 35 percent.

Cash Flows

The Bank expects to contribute $500,000 to its pension plan in 2010.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2010	$21
2011	25
2012	32
2013	41
2014	55
2015 - 2019	831

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the years ended September 30, 2009, 2008, and 2007, were $224,000, $210,000, and $195,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $694,000 and $666,000, at September 30, 2009 and September 30, 2008, respectively, which represents the estimated present value (using a discount rate of 6.25 percent) of the benefits earned under this agreement.

16.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2009 and 2008, was $4,303,000 and $4,295,000, respectively.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes as of September 30, 2009, the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2009 and 2008, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, core capital, and tangible equity capital ratios must be at least 10 percent, 6 percent, 5 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2009	2008
Total stockholders’ equity	$154,214	$143,146
Accumulated other comprehensive (income) loss	(662)	2,560
Disallowed servicing assets	(260)	(141)

Tier I, core, and tangible capital	153,292	145,565
Allowance for loan losses	5,639	4,381
Unrealized gains on equity securities	27	7

Total risk-based capital	$158,958	$149,953

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2009		2008
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Actual	$158,958	31.0%	$149,953	30.3%
For Capital Adequacy Purposes	41,063	8.0	39,586	8.0
To Be Well Capitalized	51,329	10.0	49,482	10.0
Tier I Capital (to Risk-Weighted Assets)
Actual	$153,292	29.9%	$145,565	29.4%
For Capital Adequacy Purposes	20,531	4.0	19,793	4.0
To Be Well Capitalized	30,797	6.0	29,689	6.0
Tier I Capital (to Adjusted Assets)
Actual	$153,292	15.2%	$145,565	15.5%
For Capital Adequacy Purposes	40,418	4.0	37,561	4.0
To Be Well Capitalized	50,523	5.0	46,952	5.0
Tangible Capital (to Tangible Assets)
Actual	$153,292	15.2%	$145,565	15.5%
For Capital Adequacy Purposes	15,157	1.5	14,086	1.5

18.	FAIR VALUE MEASUREMENTS

The Company adopted new, generally accepted accounting principles related to Fair Value Measurements on October 1, 2008, which provides consistency and comparability in determining fair value measurements and provides for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2009
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale
Mortgage-backed securities	$—	$188,264	$—	$188,264
Obligations of states and political subdivisions	—	7,483	—	7,483
U.S. government agencies	—	21,746	—	21,746
Equity securities	73	—	—	73
Assets measured at fair value on a non-recurring basis:
Other real estate owned	—	2,579	—	2,579
Impaired loans	—	3,694	—	3,694
Mortgage servicing rights	—	—	289	289

Investment Securities Available for Sale

Fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique which is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Mortgage Servicing Rights (MSRs)

Mortgage Servicing Rights are carried at the lower of cost or estimated fair value. The estimated fair values of MSRs are obtained through independent third-party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market-driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level III.

18.	FAIR VALUE MEASUREMENTS (Continued)

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. These assets are included above as Level II fair values. The fair value consists of the loan balances of $3,870,000 less their valuation allowances of $176,000 at September 30, 2009.

Real Estate Owned

Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure; valuations are periodically performed by management; and the assets are carried at fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$18,593	$18,593	$12,614	$12,614
Certificates of deposit	5,355	5,355	3,777	3,777
Investment and mortgage-backed securities:
Available for sale	217,566	217,566	204,078	204,078
Held to maturity	6,709	6,923	11,857	11,924
Loans receivable, net	733,580	750,163	706,890	699,943
Accrued interest receivable	4,419	4,419	4,726	4,726
FHLB stock	20,727	20,727	19,188	19,188
Mortgage servicing rights	289	289	156	156
Bank-owned life insurance	15,072	15,072	14,516	14,516

Financial liabilities:
Deposits	$408,855	$412,438	$370,529	$373,253
Short-term borrowings	48,091	48,091	39,510	39,510
Other borrowings	390,507	408,039	373,247	380,394
Advances by borrowers for taxes and insurance	1,377	1,377	2,047	2,047
Accrued interest payable	1,786	1,786	1,670	1,670

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Company, are not considered financial instruments but have value, this fair value of financial instruments would not represent the full market value of the Company.

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

20.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

	September 30,
	2009	2008
ASSETS
Cash and due from banks	$10,448	$3,164
Certificates of deposit	1,495	—
Investment securities available for sale	19,232	52,934
Investment in subsidiary	154,214	143,146
Other assets	2,049	3,436

TOTAL ASSETS	$187,438	$202,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,932	$2,594
Stockholders’ equity	185,506	200,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,438	$202,680

CONDENSED STATEMENT OF INCOME

			For the Period April 3, to September 30, 2007

	Year Ended September 30,
	2009	2008
INCOME
Interest income	$1,659	$3,354	$2,192
Net gains on sale of investments	30	—	—
Other	7	210	113

Total income	1,696	3,564	2,305

EXPENSES
Contributions to charitable foundation	—	—	12,696
Professional fees	293	354	102
Other	82	60	27

Total expenses	375	414	12,825

Income (loss) before income tax expense (benefit)	1,321	3,150	(10,520)
Income tax expense (benefit)	522	1,156	(916)

Income (loss) before equity in undistributed net earnings of subsidiary	799	1,994	(9,604)
Equity in undistributed net earnings of subsidiary	5,757	4,083	2,315

NET INCOME (LOSS)	$6,556	$6,077	$(7,289)

20.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

			For the Period of April 3 to September 30, 2007

	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$6,556	$6,077	$(7,289)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in undistributed net earnings of subsidiary	(5,757)	(4,083)	(2,315)
Net gain on sale of investments	(30)	—	11,109
Increase in accrued income taxes	419	1,024	472
Decrease (increase) in accrued interest receivable	801	524	(1,056)
Deferred federal income taxes	353	16	(1,619)
Other, net	657	266	(621)

Net cash provided by (used for) operating activities	2,999	3,824	(1,319)

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	1,500	—	—
Purchase of certificates of deposit	(2,926)	—	(73,697)
Purchase of investment securities available for sale	(21,881)	(67,426)	15,820
Proceeds from principal repayments and maturities	55,927	72,304	(77,903)

Net cash provided by (used for) investing activities	32,620	4,878	(135,780)

FINANCING ACTIVITIES
Purchase of treasury stock shares	(25,938)	(9,410)	—
Dividends on common stock	(2,397)	(1,250)	—
Net proceeds from the issuance of common stock	—	—	155,806
Purchase of common stock in connection with ESOP	—	—	(13,585)

Net cash provided by (used for) financing activities	(28,335)	(10,660)	142,221

Increase (decrease) in cash	7,284	(1,958)	5,122
CASH AT BEGINNING OF PERIOD	3,164	5,122	—

CASH AT END OF PERIOD	$10,448	$3,164	$5,122

21.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Total interest income	$13,256	$13,250	$13,233	$12,994
Total interest expense	6,262	6,041	5,790	5,646

Net interest income	6,994	7,209	7,443	7,348
Provision for loan losses	375	375	375	375

Net interest income after provision for loan losses	6,619	6,834	7,068	6,973
Total noninterest income	1,325	1,262	1,747	1,394
Total noninterest expense	5,767	5,899	6,287	6,160

Income before income taxes	2,177	2,197	2,528	2,207
Income taxes	347	660	787	759

Net income	$1,830	$1,537	$1,741	$1,448

Per share data:
Net income
Basic	$0.13	$0.11	$0.13	$0.11
Diluted	$0.13	$0.11	$0.13	$0.11
Average shares outstanding
Basic	14,579,030	14,048,861	13,450,852	13,246,385
Diluted	14,602,412	14,048,861	13,468,712	13,288,359

	Three Months Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Total interest income	$12,889	$12,891	$13,104	$13,181
Total interest expense	6,690	6,515	6,234	6,203

Net interest income	6,199	6,376	6,870	6,978
Provision for loan losses	150	150	150	450

Net interest income after provision for loan losses	6,049	6,226	6,720	6,528
Total noninterest income	1,463	1,325	1,410	605
Total noninterest expense	5,032	5,193	5,315	5,641

Income before income taxes	2,480	2,358	2,815	1,492
Income taxes	783	704	849	732

Net income	$1,697	$1,654	$1,966	$760

Per share data:
Net income
Basic	$0.11	$0.11	$0.13	$0.05
Diluted	$0.11	$0.11	$0.12	$0.05
Average shares outstanding
Basic	15,662,512	15,675,131	15,659,446	15,390,600
Diluted	15,662,512	15,675,131	16,046,636	15,408,389

22.	SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to September 30, 2009, through December 11, 2009, for potential recognition and disclosure in the consolidated financial statements. In October 2009, the Company entered into three lease agreements for the continued expansion of its branch network. These lease commitments have been included in Note 14, “Lease Commitments and Total Rental Expense.” No other events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued December 11, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: December 11, 2009	By:	/s/ Gary S. Olson
Gary S. Olson
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2009

/s/ Allan A. Muto Allan A. Muto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 11, 2009

/s/ John E. Burrus	Director	December 11, 2009
John E. Burrus

/s/ William P. Douglass	Director	December 11, 2009
William P. Douglass

/s/ Daniel J. Henning	Director	December 11, 2009
Daniel J. Henning

/s/ Frederick E. Kutteroff	Director	December 11, 2009
Frederick E. Kutteroff

/s/ Robert C. Selig, Jr.	Director	December 11, 2009
Robert C. Selig, Jr.

/s/ John S. Schoonover, Jr.	Director	December 11, 2009
John S. Schoonover, Jr.

/s/ William A. Viechnicki, D.D.S.	Director	December 11, 2009
William A. Viechnicki, D.D.S.

/s/ Elizabeth B. Weekes	Director	December 11, 2009
Elizabeth B. Weekes