Form 10-Q
period 2009-12-31
ESSA Bancorp, Inc.
filed 2010-02-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

As of February 5, 2010 there were 14,566,020 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2009	September 30, 2009
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,245	$7,103
Interest-bearing deposits with other institutions	10,827	11,490

Total cash and cash equivalents	18,072	18,593
Certificates of deposit	3,684	5,355
Investment securities available for sale	214,937	217,566
Investment securities held to maturity (estimated fair value of $5,857 and $6,923)	5,679	6,709
Loans receivable (net of allowance for loan losses of $6,204 and $5,815)	729,861	733,580
Federal Home Loan Bank stock	20,727	20,727
Premises and equipment	11,246	10,620
Bank-owned life insurance	15,211	15,072
Foreclosed real estate	1,745	2,579
Other assets	12,795	11,318

TOTAL ASSETS	$1,033,957	$1,042,119

LIABILITIES
Deposits	$400,168	$408,855
Short-term borrowings	61,013	48,091
Other borrowings	380,707	390,507
Advances by borrowers for taxes and insurance	3,004	1,377
Other liabilities	6,834	7,783

TOTAL LIABILITIES	851,726	856,613

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 14,595,320 and 14,878,620 outstanding at December 31, 2009 and September 30, 2009)	170	170
Additional paid in capital	162,809	162,243
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(12,226)	(12,339)
Retained earnings	62,464	62,337
Treasury stock, at cost; 2,385,580 and 2,102,280 shares outstanding at December 31, 2009 and September 30, 2009	(31,287)	(27,695)
Accumulated other comprehensive income	301	790

TOTAL STOCKHOLDERS’ EQUITY	182,231	185,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,033,957	$1,042,119

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2009	2008
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$10,341	$10,601
Investment securities:
Taxable	2,237	2,453
Exempt from federal income tax	83	83
Other investment income	1	119

Total interest income	12,662	13,256

INTEREST EXPENSE
Deposits	1,406	1,971
Short-term borrowings	49	155
Other borrowings	3,924	4,136

Total interest expense	5,379	6,262

NET INTEREST INCOME	7,283	6,994
Provision for loan losses	500	375

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,783	6,619

NONINTEREST INCOME
Service fees on deposit accounts	827	840
Services charges and fees on loans	101	121
Trust and investment fees	220	209
Gain on sale of loans, net	155	—
Earnings on Bank-owned life insurance	140	139
Other	13	16

Total noninterest income	1,456	1,325

NONINTEREST EXPENSE
Compensation and employee benefits	3,736	3,584
Occupancy and equipment	559	710
Professional fees	377	335
Data processing	450	469
Advertising	98	203
FDIC premiums	358	28
Loss on foreclosed real estate	1,200	—
Other	453	438

Total noninterest expense	7,231	5,767

Income before income taxes	1,008	2,177
Income taxes	214	347

NET INCOME	$794	$1,830

Earnings per share
Basic	$0.06	$0.13
Diluted	$0.06	$0.13
Dividends per share	$0.05	$0.04

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
					(Dollars in thousands)
Balance, September 30, 2009	14,878,620	$170	$162,243	$(12,339)	$62,337	$(27,695)	$790	$185,506
Net income					794			794
Other comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $279							(540)	(540)
Change in unrecognized pension cost, net of income taxes of $26							51	51
Comprehensive income
Cash dividends declared ($.05per share)					(667)			(667)
Stock based compensation			538					538
Allocation of ESOP stock			28	113				141
Treasury shares purchased	(283,300)					(3,592)		(3,592)

Balance, December 31, 2009	14,595,320	$170	$162,809	$(12,226)	$62,464	$(31,287)	$301	$182,231

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2009	2008
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$794	$1,830
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	375
Provision for depreciation and amortization.	288	315
Accretion of discounts and premiums, net	113	(135)
Gain on sale of loans, net	(155)	—
Origination of mortgage loans sold	(5,706)	—
Proceeds from sale of mortgage loans originated for sale	5,861	—
Compensation expense on ESOP	141	166
Stock based compensation	538	538
Decrease in accrued interest receivable	175	267
Increase (decrease) in accrued interest payable	2	(4)
Earnings on bank-owned life insurance	(140)	(139)
Deferred federal income taxes	61	173
Prepaid FDIC insurance premiums	(1,712)	—
Loss on foreclosed real estate	1,200	—
Other, net	(634)	(842)

Net cash provided by operating activities	1,326	2,544

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	1,685	—
Purchase of certificates of deposit	—	(2,926)
Investment securities available for sale:
Proceeds from principal repayments and maturities	13,769	29,319
Purchases	(12,129)	(43,102)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,027	457
Increase (decrease) in loans receivable, net	2,920	(13,972)
Redemption of FHLB stock	—	509
Purchase of FHLB stock	—	(2,048)
Capital improvements to foreclosed real estate	(22)	—
Purchase of premises, equipment, and software	(900)	(213)

Net cash provided by (used for) investing activities	6,350	(31,976)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(8,687)	3,279
Net increase in short-term borrowings	12,922	33,652
Proceeds from other borrowings	13,200	28,000
Repayment of other borrowings	(23,000)	(20,000)
Increase in advances by borrowers for taxes and insurance	1,627	1,457
Purchase of treasury stock.	(3,592)	(9,505)
Dividends on common stock	(667)	(594)

Net cash provided by (used for) financing activities	(8,197)	36,289

Increase (decrease) in cash and cash equivalents	(521)	6,847
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,593	12,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,072	$19,471

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$5,377	$6,266
Income taxes	23	475
Noncash items:
Other real estate owned	344	2,150
Treasury stock payable	—	259

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

ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments, including certain intellectual property. All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months ended December 31, 2009 and 2008.

	Three months ended
	December 31, 2009	December 31, 2008
Weighted-average common shares outstanding	16,980,900	16,980,900
Average treasury stock shares	(2,274,573)	(599,273)
Average unearned ESOP shares	(1,216,531)	(1,271,807)
Average unearned restricted shares	(412,902)	(530,790)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	13,076,894	14,579,030

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	23,382
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	13,076,894	14,602,412

At December 31, 2009 and 2008 there were options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At December 31, 2009 there were common stock equivalents outstanding of 402,758 shares at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. There were no anti-dilutive common stock equivalents outstanding at December 31, 2008.

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

4.	Comprehensive Income

The components of other comprehensive income (loss) are as follows (in thousands):

	Three months ended
	December 31, 2009	December 31, 2008
Net income	$794	$1,830

Unrealized gain (loss) on securities available for sale	(819)	1,278
Change in unrecognized pension cost	77	45

Other comprehensive income (loss) before tax (benefit)	(742)	1,323
Income taxes (benefit) related to comprehensive income (loss)	(253)	445

Other comprehensive income (loss)	(489)	878

Comprehensive income	$305	$2,708

5.	Recent Accounting Pronouncements

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the annual reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On October 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company adopted this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities on October 1, 2009. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of this standard did not have a material effect on the Company’s results of operation, financial position, or disclosure.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

On April 1, 2009, the FASB issued new authoritative accounting guidance under ASC Topic 805, Business Combinations, which became effective for periods beginning after December 15, 2008. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation—Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective fiscal year ending after December 15, 2009. The adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009. The required disclosures are provided in Note 13.

6.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$62,999	$1,398	$(16)	$64,381
Freddie Mac	77,993	2,728	—	80,721
Governmental National Mortgage Association securities	29,965	1,061	(26)	31,000

Total mortgage-backed securities	170,957	5,187	(42)	176,102
Obligations of states and political subdivisions	7,168	255	—	7,423
U.S. government agency securities	31,139	239	(15)	31,363

Total debt securities	209,264	5,681	(57)	214,888
Equity securities	12	37	—	49

Total	$209,276	$5,718	$(57)	$214,937

Held to Maturity
Fannie Mae	$3,971	$128	$—	$4,099
Freddie Mac	1,708	51	(1)	1,758

Total	$5,679	$179	$(1)	$5,857

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$66,709	$1,716	$(2)	$68,423
Freddie Mac	83,005	2,864	—	85,869
Governmental National Mortgage Association securities	32,734	1,238	—	33,972

Total mortgage-backed securities	182,448	5,818	(2)	188,264
Obligations of states and political subdivisions	7,168	315	—	7,483
U.S. government agency securities	21,458	288	—	21,746

Total debt securities	211,074	6,421	(2)	217,493
Equity securities	12	61	—	73

Total	$211,086	$6,482	$(2)	$217,566

Held to Maturity
Fannie Mae	$4,492	$150	$—	$4,642
Freddie Mac	2,217	65	(1)	2,281

Total	$6,709	$215	$(1)	$6,923

The amortized cost and fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,069	$7,127	$1,465	$1,477
Due after one year through five years	24,573	24,741	420	425
Due after five years through ten years	25,899	26,224	3,093	3,237
Due after ten years	151,724	156,796	701	718

Total	$209,265	$214,888	$5,679	$5,857

The Bank had no sale of investment securities for the three months ended December 31, 2009 or 2008.

7.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2009
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mac	4	$9,254	$(16)	$—	$—	$9,254	$(16)
Freddie Mac	1	—	—	22	(1)	387	(1)
Governmental National Mortgage Association securities	1	2,020	(26)	—	—	2,020	(26)
U.S. government agency securities	3	5,985	(15)		—	5,985	(15)

Total	9	$17,259	$(57)	$22	$(1)	$17,281	$(58)

	September 30, 2009
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mac	2	$5,353	$(2)	$—	$—	$5,353	$(2)
Freddie Mac	1	—	—	38	(1)	38	(1)

Total	3	$5,353	$(2)	$38	$(1)	$5,391	$(3)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. State or political subdivision.

The Company reviews its position quarterly and has asserted that at December 31, 2009, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2009	September 30, 2009
Real Estate Loans:
Residential	$597,384	$603,830
Construction	2,161	1,707
Commercial	70,129	68,040
Commercial	17,305	16,452
Home equity loans and lines of credit	46,501	46,792
Other	2,474	2,526

	735,954	739,347
Plus deferred loan costs	111	48

	736,065	739,395
Less allowance for loan losses	6,204	5,815

Net loans	$729,861	$733,580

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
Balance, beginning of period	$5,815	$4,915
Add
Provision charged to operations	500	375
Loan recoveries	25	—

	6,340
Less loans charged off	(136)	(457)

Balance, end of period	$6,204	$4,833

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2009	September 30, 2009
Non-interest bearing demand accounts	$27,371	$24,415
NOW accounts	57,270	54,635
Money market accounts	108,452	109,265
Savings and club accounts	68,320	66,305
Certificates of deposit	138,755	153,235

Total	$400,168	$408,855

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 15 of the Company’s Consolidated Financial Statements for the year ended September 30, 2009 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2009	2008

Service Cost	$105	$90
Interest Cost	143	127
Expected return on plan assets	(145)	(127)
Amortization of prior service cost	2	2
Amortization of unrecognized loss	76	51
Amortization of transition obligation	—	—

Net periodic benefit cost	$181	$143

The Bank expects to contribute $500,000 to its pension plan in 2010.

11.	Equity Incentive Plan

The Company maintains the ESSA Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provides for a total of 2,377,326 shares of common stock for issuance upon the grant or exercise of awards. Of the shares available under the Plan, 1,698,090 may be issued in connection with the exercise of stock options and 679,236 may be issued as restricted stock. The Plan allows for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted stock. Options are granted at no less than the fair value of the Company’s common stock on the date of the grant.

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock. In accordance with generally accepted accounting principles for Share-Based Payments, the Company began to expense the fair value of all share-based compensation grants over the requisite service periods.

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

For the three months ended December 31, 2009 and 2008, the Company recorded $589,000 of share-based compensation expense, comprised of stock option expense of $174,000 and restricted stock expense of $364,000. Expected future expense relating to the 1,166,703 non-vested options outstanding as of December 31, 2009, is $2.4 million over the remaining vesting period of 3.42 years. Expected future compensation expense relating to the 471,531 restricted shares at December 31, 2009, is $5.0 million over the remaining vesting period of 3.42 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the three months ended December 31, 2009.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2009	1,458,379	$12.35	8.67	$1,254
Granted	—
Exercised	—
Forfeited	—

Outstanding, December 31, 2009	1,458,379	$12.35	8.42	$—

Exercisable at December 31, 2009	291,676	$12.35	8.42	$—

The weighted-average grant date fair value of the Company’s non-vested options as of December 31, 2009 and 2008, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2009, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2009	471,531	$12.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2009	471,531	$471,531

12.	Fair Value Measurement

The Company adopted new generally accepted accounting principles related to Fair Value Measurements on October 1, 2008 which provides consistency and comparability in determining fair value measurements and provides for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2009
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$176,102	$—	$176,102
Obligations of states and political subdivisions	—	7,423	—	7,423
U.S. government agencies	—	31,363	—	31,363
Equity securities	49	—	—	49

Total debt and equity securities	$49	$214,888	$—	$214,937
Foreclosed real estate owned	$—	$1,745	$—	$1,745
Impaired loans measured on a non-recurring basis	$—	$6,952	$—	$6,952

As required by generally accepted accounting principles, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in

Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. Impaired loans are reported at fair value utilizing level two inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2009, thirty-nine impaired loans with a carrying value of $7.7 million were reduced by specific valuation allowance totaling $732,000 resulting in a net fair value of $7.0 million based on Level 2 inputs.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	December 31, 2009		September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$18,072	$18,072	$18,593	$18,593
Certificates of deposit	3,684	3,684	5,355	5,355
Investment and mortgage-backed securities:
Available for sale	211,086	214,937	217,566	217,566
Held to maturity	5,679	5,857	6,709	6,923
Loans receivable, net	729,861	742,934	733,580	750,163
Accrued interest receivable	4,244	4,244	4,419	4,419
FHLB stock	20,727	20,727	20,727	20,727
Mortgage servicing rights	323	323	289	289
Bank owned life insurance	15,211	15,211	15,072	15,072

Financial liabilities:
Deposits	400,168	403,085	408,855	412,438
Short-term borrowings	61,013	61,013	48,091	48,091
Other borrowings	380,707	395,341	390,507	408,039
Advances by borrowers for taxes and insurance	3,004	3,004	1,377	1,377
Accrued interest payable	1,788	1,788	1,786	1,786

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

13.	Subsequent Events

The Company assessed events occurring subsequent to December 31, 2009 through February 5, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on February 5, 2010.

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

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

Total Assets. Total assets decreased by $8.2 million, or 0.8%, to $1,034.0 million at December 31, 2009 from $1,042.1 million at September 30, 2009. This decrease was primarily due to decreases in certificates of deposit, investment securities available for sale, investment securities held to maturity and net loans receivable.

Certificates of Deposit. The Company realized maturities of $1.7 million in certificates of deposit at other FDIC insured financial institutions in the quarter ended December 31, 2009.

Investment Securities Available for Sale. Investment securities available for sale decreased $2.6 million, or 1.2%, to $214.9 million at December 31, 2009 from $217.6 million at September 30, 2009. The decrease was due primarily to a decrease of $12.2 million in the Company’s portfolio of mortgage-backed securities issued by United States government sponsored agencies or entities and was offset in part by a $9.6 million increase in the Company’s portfolio of United States government agency securities. The growth in United States government sponsored agencies or entities portfolio was due primarily to an investment strategy to focus on shorter duration securities. The decrease in mortgage backed securities was part of normal repayments received on the mortgage backed portfolio.

Investment securities held to maturity. Investment securities held to maturity decreased $1.0 million, or 15.4%, to $5.7 million at December 31, 2009 from $6.7 million at September 30, 2009. The decrease was due to normal repayments received on the mortgage backed portfolio.

Net Loans. Net loans decreased $3.7 million, or 0.5%, to $729.9 million at December 31, 2009 from $733.6 million at September 30, 2009. The decrease in net loans receivable was primarily attributed to a decrease in residential real estate loans. During this period, residential loans outstanding decreased by $6.4 million to $597.4 million, and home equity loans and lines of credit outstanding decreased by $291,000 to $46.5 million. These decreases were partially offset by increases in construction loans outstanding of $454,000 to $2.2 million, commercial real estate loans outstanding of $2.1 million to $70.1 million and commercial loans outstanding of $853,000 to $17.3 million. The Company sold $5.7 million of long term fixed rate residential mortgage loans during the three months ended December 31, 2009, as part of an overall interest rate risk management strategy.

Deposits. Deposits decreased $8.7 million, or 2.1%, to $400.2 million at December 31, 2009 from $408.9 million at September 30, 2009. At December 31, 2009 compared to September 30, 2009, certificate of deposit accounts decreased $14.5 million to $138.8 million, and money market accounts decreased $813,000 to $108.5 million. These decreases were offset in part during the same period by increases in non-interest bearing demand accounts of $3.0 million to $27.4 million, NOW accounts of $2.6 million to $57.3 million and savings and club accounts of $2.0 million to $68.3 million. Included in the certificates of deposit at December 31, 2009 was a decrease of $3.4 million in brokered certificates of deposit to $18.5 million. The decline in brokered certificates was the result of the Company’s decision not to renew maturing certificates based on the cost of renewing those certificates compared to other available funding sources.

Borrowed Funds. Borrowed funds increased by $3.1 million, or 0.7%, to $441.7 million at December 31, 2009, from $438.6 million at September 30, 2009. The increase in borrowed funds was primarily due to the need to offset declines in deposit accounts.

Stockholders’ Equity. Stockholders’ equity decreased by $3.3 million, or 1.8%, to $182.2 million at December 31, 2009 from $185.5 million at September 30, 2009. This decrease was primarily the result of a stock repurchase program the company began in June 2008. In June, 2009, the Company announced that is had completed its first stock repurchase program having purchased 2,547,135 shares at a weighted average cost of $13.14. It was also announced that the Company’s Board of Directors authorized a second stock repurchase program to purchase up to an additional 10% of its outstanding shares. As of December 31, 2009, the Company had purchased an additional 395,300 shares at a weighted average cost of $12.78 per share under the second stock repurchase program including the repurchase of 283,300 shares at an average cost of $12.68 during the three months ended December 31, 2009.

Average Balance Sheets for the Three Months Ended December 31, 2009 and 2008

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$737,346	$10,341	5.56%	$716,409	$10,601	5.87%
Investment securities
Taxable (2)	30,304	185	2.44%	45,260	422	3.70%
Exempt from federal income tax (2) (3)	7,423	83	6.64%	6,927	83	7.20%

Total investment securities	37,727	268	3.26%	52,187	505	4.16%
Mortgage-backed securities	189,705	2,052	4.29%	162,296	2,031	4.96%
Federal Home Loan Bank stock	20,727	—	0.00%	19,559	112	2.27%
Other	3,965	1	0.10%	9,166	7	0.30%

Total interest-earning assets	989,470	12,662	5.09%	959,617	13,256	5.50%
Allowance for loan losses	(5,920)			(4,719)
Noninterest-earning assets	47,517			47,476

Total assets	$1,031,067			$1,002,374

Interest-bearing liabilities:
NOW accounts	$53,874	10	0.07%	$53,203	10	0.07%
Money market accounts	109,511	318	1.15%	76,392	473	2.46%
Savings and club accounts	65,240	58	0.35%	60,710	63	0.41%
Certificates of deposit	145,160	1,020	2.79%	158,463	1,425	3.57%
Borrowed funds	435,419	3,973	3.62%	423,389	4,291	4.02%

Total interest-bearing liabilities	809,204	5,379	2.64%	772,157	6,262	3.22%
Non-interest bearing NOW accounts	26,667			23,766
Noninterest-bearing liabilities	9,417			9,315

Total liabilities	845,288			805,238
Equity	185,779			197,136

Total liabilities and equity	$1,031,067			$1,002,374

Net interest income		$7,283			$6,994

Interest rate spread			2.45%			2.28%
Net interest-earning assets	$180,266			$187,460

Net interest margin (4)			2.92%			2.89%

Average interest-earning assets to average interest-bearing liabilities		122.28%			124.28%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and December 31, 2008

Net Income. Net income decreased $1.0 million, or 56.6%, to $794,000 for the three months ended December 31, 2009 compared to net income of $1.8 million for the comparable period in 2008. The net income of $794,000 for the three months ending December 31, 2009 included a pre-tax write-down of $1.2 million in the value of the Company’s foreclosed real estate portfolio. The charge related to a single property in the Bank’s foreclosed real estate portfolio and was made to reflect a more current appraisal. Net income for the three months ended December 31, 2008, included a one-time tax benefit of $317,000. This benefit related to an other-than-temporary impairment charge on Fannie Mae preferred stock taken during the previous year.

Net Interest Income. Net interest income increased $289,000 or 4.1%, to $7.3 million for the three months ended December 31, 2009 from $7.0 million for the comparable period in 2008. The increase was primarily attributable to an increase of 17 basis points in the Company’s interest rate spread to 2.45% for the three months ended December 31, 2009, from 2.28% for the comparable period in 2008, which was offset in part by a decrease in average net earning assets of $7.2 million for the three months ended December 31, 2009 as compared to average net earning assets for the comparable period in 2008.

Interest Income. Interest income decreased $600,000 or 4.5%, to $12.7 million for the three months ended December 31, 2009 from $13.3 million for the comparable 2008 period. The decrease resulted primarily from a 41 basis point decrease in average yield on interest earning assets partially offset by a $29.9 million increase in average interest-earning assets. The average yield on interest earning assets was 5.09% for the three months ended December 31, 2009, as compared to 5.50% for the comparable 2008 period as market interest rates continued to decline throughout the period. Loans increased on average $20.9 million between the two periods along with increases in the average balance of mortgage backed securities of $27.4 million. In addition, average Federal Home Loan Bank stock increased $1.2 million. These increases were offset in part by decreases in the average balances of taxable investment securities of $15.0 million and average other interest earning assets of $5.2 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, maturing certificates of deposit and maturing investment securities into these assets. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or  1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The decrease in other interest earning assets was primarily due to a decrease in the average balance of cash held at FHLBank Pittsburgh.

Interest Expense. Interest expense decreased $900,000 or 14.1%, to $5.4 million for the three months ended December 31, 2009 from $6.3 million for the comparable 2008 period. The decrease resulted from a 58 basis point decrease in the overall cost of interest bearing liabilities to 2.64% for the three months ended December 31, 2009 from 3.22% for the comparable 2008 period, partially offset by a $37.0 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $25.0 million and average borrowed funds increased $12.0 million. Average interest bearing deposits increased primarily as a result of a $33.1 million increase in average money market accounts offset, in part, by a $13.3 million decrease in average certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $500,000 for the three months ended December 31, 2009 as compared to $375,000 for the three months ended December 31, 2008. The allowance for loan losses was $6.2 million, or 0.84% of loans outstanding, at December 31, 2009, compared to $5.8 million, or 0.79% of loans outstanding at December 31, 2008.

Non-interest Income. Non-interest income increased $131,000 or 9.9%, to $1.5 million from $1.3 million for the comparable period in 2008. The primary reason for the increase was the gains on the sale of loans of $155,000 during the 2009 period. The Company sold $5.7 million of long-term fixed-rate residential loans during the three months ended December 31, 2009, as part of an overall interest rate risk management strategy.

Non-interest Expense. Non-interest expense increased $1.5 million, or 25.4%, to $7.2 million for the three months ended December 31, 2009 from $5.8 million for the comparable period in 2008. The primary reason for the increase was the previously mentioned write-down of foreclosed real estate of $1.2 million in the 2009 period along with increases in FDIC insurance premiums of $330,000 and compensation and employee benefits of $152,000, offset in part by decreases in occupancy and equipment expense of $151,000 and advertising expense of $105,000. FDIC premiums increased primarily as a result of increases in deposit insurance premiums along with a one-time accrual adjustment of approximately $240,000. Compensation and employee benefits increased primarily as a result of normal salary increases of $147,000. Occupancy and equipment decreased primarily because of a one-time accrual adjustment in real estate taxes of approximately $115,000.

Income Taxes. Income tax expense decreased $133,000 to $214,000 for the three months ended December 31, 2009 from $347,000 for the comparable 2008 period. The decrease was primarily a result of the decrease in income before taxes of $1.2 million for the three months ended December 31, 2009. The effective tax rate was 21.2% for the three months ended December 31, 2009, compared to 15.9% for the 2008 period. Income tax expense for the three months ended December 31, 2008 included a one time tax benefit of $317,000. The benefit related to an other-than-temporary impairment charge on Fannie Mae preferred stock taken during the previous year.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	December 31, 2009	September 30, 2009

Non-performing assets:
Non-accruing loans	$7,742	$4,565
Troubled debt restructures	404	589

Total non-performing loans	8,146	5,154
Foreclosed real estate	1,745	2,579

Total non-performing assets	$9,891	$7,733

Ratio of non-performing loans to total loans	1.11%	0.70%

Ratio of non-performing loans to total assets	0.79%	0.49%

Ratio of non-performing assets to total assets	0.96%	0.74%

Ratio of allowance for loan losses to total loans	0.84%	0.79%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Nonperforming assets increased $2.2 million to $9.9 million at December 31, 2009 from $7.7 million at September 30, 2009. Nonperforming loans increased $2.9 million to $8.1 million at December 31, 2009 from $5.2 million at September 30, 2009. The $7.7 million of non-accruing loans included 26 residential loans with an aggregate outstanding balance of $4.6 million that were past due 90 or more days at December 31, 2009, 13 commercial loans with aggregate outstanding balances of $2.8 million and 8 consumer loans with aggregate balances of $323,000. Foreclosed real estate decreased $834,000 to $1.7 million at December 31, 2009 from $2.6 million at September 30, 2009. The $834,000 decrease included a $1.2 million write-down of one property which was partially offset by the addition of 2 residential properties valued at $344,000 to the foreclosed real estate portfolio.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2009, $18.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $8.6 million at December 31, 2009. As of December 31, 2009, we had $346.7 million in borrowings outstanding from FHLBank Pittsburgh, $680 million in borrowings through repurchase agreements with other financial institutions, and $30.0 in borrowings outstanding at the Federal Reserve Bank. We have access to additional FHLBank advances of up to approximately $129.0 million.

At December 31, 2009, we had $42.3 million in loan commitments outstanding, which included, in part, $11.5 million in undisbursed construction loans, $20.7 million in unused home equity lines of credit, $4.1 million in commercial lines of credit and $2.7 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of December 31, 2009 totaled $66.4 million, or 16.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $1.3 million and $2.5 million for the three months ended December 31, 2009 and 2008, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided (used) in investing activities was $6.4 million and $(32.0) million for the three months ended December 31, 2009 and 2008, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided (used) of $(8.2) million and $36.3 million for the three months ended December 31, 2009 and 2008, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At December 31, 2009 the Company had a $2.6 million valuation allowance established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first three months of fiscal 2010, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2009.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2009.

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

There have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report for the fiscal year ended September 30, 2009 on Form 10-K filed on December 11, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2009.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1- October 31, 2009	116,700	$12.72	116,700	1,270,362
November 1 – November 28, 2009	166,600	12.65	166,600	1,103,762
December 1 – December 31, 2009	—			1,103,762

Total	283,300	$12.68	283,300

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.

**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: February 9, 2010	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 9, 2010	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer