Form 10-Q
period 2010-03-31
ESSA Bancorp, Inc.
filed 2010-05-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010 there were 14,193,720 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2010	September 30, 2009
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,402	$7,103
Interest-bearing deposits with other institutions	19,513	11,490

Total cash and cash equivalents	25,915	18,593
Certificates of deposit	1,991	5,355
Investment securities available for sale	223,000	217,566
Investment securities held to maturity (estimated fair value of $15,445 and $6,923)	15,230	6,709
Loans receivable (net of allowance for loan losses of $6,595 and $5,815)	728,739	733,580
Federal Home Loan Bank stock	20,727	20,727
Premises and equipment	12,230	10,620
Bank-owned life insurance	15,347	15,072
Foreclosed real estate	1,801	2,579
Other assets	13,712	11,318

TOTAL ASSETS	$1,058,692	$1,042,119

LIABILITIES
Deposits	$482,527	$408,855
Short-term borrowings	15,000	48,091
Other borrowings	370,757	390,507
Advances by borrowers for taxes and insurance	4,223	1,377
Other liabilities	7,121	7,783

TOTAL LIABILITIES	879,628	856,613

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 14,234,491 and 14,878,620 outstanding at March 31, 2010 and September 30, 2009)	170	170
Additional paid in capital	163,386	162,243
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(12,113)	(12,339)
Retained earnings	63,411	62,337
Treasury stock, at cost; 2,746,409 and 2,102,280 shares at March 31, 2010 and September 30, 2009	(35,754)	(27,695)
Accumulated other comprehensive income (loss)	(36)	790

TOTAL STOCKHOLDERS’ EQUITY	179,064	185,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,058,692	$1,042,119

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$10,166	$10,523	$20,507	$21,124
Investment securities:
Taxable	2,164	2,644	4,401	5,097
Exempt from federal income tax	77	82	160	165
Other investment income	1	1	2	120

Total interest income	12,408	13,250	25,070	26,506

INTEREST EXPENSE
Deposits	1,458	1,788	2,864	3,759
Short-term borrowings	35	118	84	273
Other borrowings	3,711	4,135	7,635	8,271

Total interest expense	5,204	6,041	10,583	12,303

NET INTEREST INCOME	7,204	7,209	14,487	14,203
Provision for loan losses	650	375	1,150	750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,554	6,834	13,337	13,453

NONINTEREST INCOME
Service fees on deposit accounts	777	739	1,604	1,579
Services charges and fees on loans	124	171	225	292
Trust and investment fees	212	205	432	414
Gain on sale of investments, net	308	—	308	—
Gain on sale of loans, net	40	—	195	—
Earnings on Bank-owned life insurance	135	139	275	278
Other	11	8	24	24

Total noninterest income	1,607	1,262	3,063	2,587

NONINTEREST EXPENSE
Compensation and employee benefits	3,601	3,590	7,337	7,174
Occupancy and equipment	763	754	1,322	1,464
Professional fees	386	387	763	722
Data processing	467	467	917	936
Advertising	166	149	264	352
FDIC premiums	123	57	481	85
Loss on foreclosed real estate	—	—	1,200	—
Other	539	495	992	933

Total noninterest expense	6,045	5,899	13,276	11,666

Income before income taxes	2,116	2,197	3,124	4,374
Income taxes	513	660	727	1,007

NET INCOME	$1,603	$1,537	$2,397	$3,367

Earnings per share
Basic	$0.12	$0.11	$0.18	$0.24
Diluted	$0.12	$0.11	$0.18	$0.24
Dividends per share	$0.05	$0.04	$0.10	$0.08

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balance, September 30, 2009	14,878,620	$170	$162,243	$(12,339)	$62,337	$(27,695)	$790	$185,506

Net income					2,397			2,397
Other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income tax benefit of $479							(929)	(929)
Change in unrecognized pension cost, net of income taxes of $53							103	103
Cash dividends declared ($.10 per share)					(1,323)			(1,323)
Stock based compensation			1,070					1,070
Allocation of ESOP stock			53	226				279
Restricted stock forfeitures	(1,600)		20			(20)		—
Treasury shares purchased	(642,529)					(8,039)		(8,039)

Balance, March 31, 2010	14,234,491	$170	$163,386	$(12,113)	$63,411	$(35,754)	$(36)	$179,064

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$2,397	$3,367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	750
Provision for depreciation and amortization	579	612
Accretion of discounts and premiums, net	249	(92)
Gain on sale of investment securities, net	(308)	—
Gain on sale of loans, net	(195)	—
Origination of mortgage loans sold	(8,218)	—
Proceeds from sale of mortgage loans originated for sale	8,413	—
Compensation expense on ESOP	279	311
Stock based compensation	1,070	1,076
Decrease in accrued interest receivable	5	318
Increase (decrease) in accrued interest payable	(95)	14
Earnings on bank-owned life insurance	(275)	(278)
Deferred federal income taxes	179	(544)
Increase in prepaid federal deposit insurance premiums	(1,600)	—
Loss on foreclosed real estate	1,200	—
Other, net	(1,339)	(201)

Net cash provided by operating activities	3,491	5,333

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	3,385	1,900
Purchase of certificates of deposit	—	(2,926)
Investment securities available for sale:
Proceeds from sale of investment securities	13,940	—
Proceeds from principal repayments and maturities	31,199	48,492
Purchases	(52,018)	(53,316)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,633	1,262

Purchases	(10,163)	—
Increase (decrease) in loans receivable, net	3,396	(41,568)
Redemption of FHLB stock	—	509
Purchase of FHLB stock	—	(2,048)
Purchase of low income housing tax credits	—	(2,729)
Capital improvements to foreclosed real estate	(43)	—
Purchase of premises, equipment, and software	(2,158)	(335)

Net cash used for investing activities	(10,829)	(50,759)

FINANCING ACTIVITIES
Increase in deposits, net	73,672	28,817
Net increase (decrease) in short-term borrowings	(33,091)	21,780
Proceeds from other borrowings	15,750	83,860
Repayment of other borrowings	(35,500)	(68,000)
Increase in advances by borrowers for taxes and insurance	2,846	2,235
Purchase of treasury stock	(7,694)	(17,428)
Dividends on common stock	(1,323)	(1,152)

Net cash provided by financing activities	14,660	50,112

Increase in cash and cash equivalents	7,322	4,686
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,593	12,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,915	$17,300

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$10,678	$12,289
Income taxes	1,246	1,530
Noncash items:
Other real estate owned	379	2,113
Treasury stock payable	(345)	719

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The unaudited, consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc. and Pocono Investment Company. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision by the Office of Thrift Supervision (the “OTS”). The Bank is a Pennsylvania chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton and Lehigh counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and the OTS. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments, including certain intellectual property. All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2010 and 2009.

	Three months ended		Six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,899	16,980,900
Average treasury stock shares	(2,501,794)	(1,160,078)	(2,386,935)	(876,594)
Average unearned ESOP shares	(1,205,215)	(1,260,491)	(1,210,935)	(1,266,211)

Average unearned non-vested shares	(393,162)	(511,470)	(398,124)	(516,220)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	12,880,729	14,048,861	12,984,905	14,321,875

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—			—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	12,880,729	14,048,861	12,984,905	14,321,875

At March 31, 2010 and 2009 there were options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At March 31, 2010 and 2009 there were common stock equivalents outstanding of 372,026 and 491,174 shares, respectively at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

3.	Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and its subsidiaries and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the consolidated balance sheet date and related revenues and expenses for the period. Actual results could differ significantly from those estimates.

4.	Comprehensive Income

The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Net income	$1,603	$1,537	$2,397	$3,367

Unrealized gain (loss) on securities available for sale	(386)	2,611	(1,205)	3,889
Realized gains included in net income, net of tax of $105	(203)	—	(203)	—
Change in unrecognized pension cost	79	55	156	108

Other comprehensive income (loss) before tax (benefit)	(510)	2,666	(1,252)	3,997
Income taxes (benefit) related to comprehensive income (loss)	(173)	906	(426)	1,359

Other comprehensive income (loss)	(337)	1,760	(826)	2,638

Comprehensive income	$1,266	$3,297	$1,571	$6,005

5.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into Accounting Standards Codification (ASC) 810-10, Consolidation. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard is expected to not have a material effect on the Company’s results of operations or financial position.

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

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of this standard did not have a material effect on the Company’s results of operation, financial position, or disclosure.

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

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing Generally Accepted Accounting Principles (GAAP) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position.

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

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

6.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$72,547	$1,478	$(25)	$74,000
Freddie Mac	67,250	2,355	(1)	69,604
Governmental National Mortgage Association securities	29,732	868	(74)	30,526

Total mortgage-backed securities	169,529	4,701	(100)	174,130
Obligations of states and political subdivisions	9,390	226	(35)	9,581
U.S. government agency securities	38,998	265	(31)	39,232

Total debt securities	217,917	5,192	(166)	222,943
Equity securities	12	45	—	57

Total	$217,929	$5,237	$(166)	$223,000

Held to Maturity
Fannie Mae	$3,381	$126	$—	$3,507
Freddie Mac	11,849	90	(1)	11,938

Total	$15,230	$216	$(1)	$15,445

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$66,709	$1,716	$(2)	$68,423
Freddie Mac	83,005	2,864	—	85,869
Governmental National Mortgage Association securities	32,734	1,238	—	33,972

Total mortgage-backed securities	182,448	5,818	(2)	188,264
Obligations of states and political subdivisions	7,168	315	—	7,483
U.S. government agency securities	21,458	288	—	21,746

Total debt securities	211,074	6,421	(2)	217,493
Equity securities	12	61	—	73

Total	$211,086	$6,482	$(2)	$217,566

Held to Maturity
Fannie Mae	$4,492	$150	$—	$4,642
Freddie Mac	2,217	65	(1)	2,281

Total	$6,709	$215	$(1)	$6,923

The amortized cost and fair value of debt securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,777	$6,832	$1,559	$1,569
Due after one year through five years	35,108	35,254	—	—
Due after five years through ten years	24,379	24,855	2,866	3,011
Due after ten years	151,653	156,002	10,805	10,865

Total	$217,917	$222,943	$15,230	$15,445

For the six months ended March 31, 2010 the Company realized gross gains of $308,000 and proceeds from the sale of investment securities of $13.9 million. The Bank had no sale of investment securities for the six months ended March 31, 2009.

7.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2010
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mac	8	$18,225	$(25)	$—	$—	$18,225	$(25)
Freddie Mac	2	1,011	(1)	22	(1)	1,033	(2)
Governmental National Mortgage Association securities	8	8,803	(74)	—	—	8,803	(74)
Obligations of states and political subdivisions	4	2,687	(35)	—	—	2,687	(35)
U.S. government agency securities	4	7,023	(31)	—	—	7,023	(31)

Total	26	$37,749	$(166)	$22	$(1)	$37,771	$(167)

	September 30, 2009
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mac	2	$5,353	$(2)	$—	$—	$5,353	$(2)
Freddie Mac	1	—	—	38	(1)	38	(1)

Total	3	$5,353	$(2)	$38	$(1)	$5,391	$(3)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. State or political subdivision.

The Company reviews its position quarterly and asserts that at March 31, 2010, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2010	September 30, 2009
Real Estate Loans:
Residential	$597,634	$603,830
Construction	1,119	1,707
Commercial	71,667	68,040
Commercial	17,168	16,452
Home equity loans and lines of credit	45,164	46,792
Other	2,386	2,526

	735,138	739,347
Plus deferred loan costs	196	48

	735,334	739,395
Less allowance for loan losses	6,595	5,815

Net loans	$728,739	$733,580

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Six Months Ended March 31,
	2010	2009
Balance, beginning of period	$5,815	$4,915
Add
Provision charged to operations	1,150	750
Loan recoveries	26	1

	6,991	5,666
Less loans charged off	(396)	(457)

Balance, end of period	$6,595	$5,209

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2010	September 30, 2009
Non-interest bearing demand accounts	$27,704	$25,415
NOW accounts	57,423	54,635
Money market accounts	118,251	109,265
Savings and club accounts	70,564	66,305
Certificates of deposit	208,585	153,235

Total	$482,527	$408,855

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 15 of the Company’s Consolidated Financial Statements for the year ended September 30, 2009 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Service Cost	$106	$90	$211	$180
Interest Cost	142	127	285	254
Expected return on plan assets	(145)	(127)	(290)	(254)
Amortization of prior service cost	3	2	5	4
Amortization of unrecognized loss	74	51	150	102

Net periodic benefit cost	$180	$143	$361	$286

The Bank expects to contribute $500,000 to its pension plan in 2010.

11.	Equity Incentive Plan

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

For the six months ended March 31, 2010 and 2009, the Company recorded $1.1 million of share-based compensation expense, comprised of stock option expense of $347,000 and restricted stock expense of $724,000. Expected future expense relating to the 1,166,703 non-vested options outstanding as of March 31, 2010, is $2.2 million over the remaining vesting period of 3.17 years. Expected future compensation expense relating to the 469,931 restricted shares at March 31, 2010, is $4.6 million over the remaining vesting period of 3.17 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the six months ended March 31, 2010.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2009	1,458,379	$12.35	8.67	$1,254
Granted	—
Exercised	—
Forfeited	—

Outstanding, March 31, 2010	1,458,379	$12.35	8.17	$277

Exercisable at March 31, 2010	291,676	$12.35	8.17	$55

The weighted-average grant date fair value of the Company’s non-vested options as of March 31, 2010 and 2009, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of the six months ended March 31, 2010, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2009	471,531	$12.35
Granted	—	—
Vested	—	—
Forfeited	1,600	12.35

Nonvested at March 31, 2010	469,931	$12.35

12.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2010
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$174,130	$—	$174,130
Obligations of states and political subdivisions	—	9,581	—	9,581
U.S. government agencies	—	39,232	—	39,232
Equity securities	57	—	—	57

Total debt and equity securities	$57	$222,943	$—	$223,000
Foreclosed real estate owned measured on a non-recurring basis	$—	$1,801	$—	$1,801
Impaired loans measured on a non-recurring basis	$—	$8,280	$—	$8,280

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. Impaired loans are reported at fair value utilizing level two inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2010, fifty impaired loans with a carrying value of $9.1 million were reduced by specific valuation allowance totaling $780,000 resulting in a net fair value of $8.3 million based on Level 2 inputs.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	March 31, 2010		September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$25,915	$25,915	$18,593	$18,593
Certificates of deposit	1,991	1,996	5,355	5,355
Investment and mortgage-backed securities:
Available for sale	223,000	223,000	217,566	217,566
Held to maturity	15,230	15,445	6,709	6,923
Loans receivable, net	728,739	742,576	733,580	750,163
Accrued interest receivable	4,414	4,414	4,419	4,419
FHLB stock	20,727	20,727	20,727	20,727
Mortgage servicing rights	334	334	289	289
Bank owned life insurance	15,347	15,347	15,072	15,072

Financial liabilities:
Deposits	482,527	485,628	408,855	412,438
Short-term borrowings	15,000	15,000	48,091	48,091
Other borrowings	370,757	385,721	390,507	408,039
Advances by borrowers for taxes and insurance	4,223	4,223	1,377	1,377
Accrued interest payable	1,691	1,691	1,786	1,786

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

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

Total Assets. Total assets increased by $16.6 million, or 1.6%, to $1,058.7 million at March 31, 2010 from $1,042.1 million at September 30, 2009. This increase was primarily due to increases in interest bearing deposits with other institutions, investment securities available for sale and investment securities held to maturity.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $8.0 million, or 69.8%, to $19.5 million at March 31, 2010 from $11.5 million at September 30, 2009. The primary reason for the increase was an increase of $8.0 million in the Company’s interest bearing deposit account at the FHLBank Pittsburgh. This increase was the result of deposit growth at the Company in excess of loan demand, investment purchases and other uses of cash.

Certificates of Deposit. The Company realized maturities of $3.4 million in certificates of deposit at other FDIC insured financial institutions during the six months ended March 31, 2010.

Investment Securities Available for Sale. Investment securities available for sale increased $5.4 million, or 2.5%, to $223.0 million at March 31, 2010 from $217.6 million at September 30, 2009. The increase was due primarily to increases of $17.5 million in the Company’s portfolio of US government agency securities and $2.1 million in the Company’s portfolio of municipal bonds. These increases were partially offset by a $14.1 million decrease in the Company’s portfolio of mortgage-backed securities issued by United States government sponsored agencies or entities. The growth in United States government sponsored agencies or entities portfolio was due primarily to an investment strategy focused on shorter duration securities. The decrease in mortgage backed securities was primarily due to the partial reinvestment of repayments on mortgage backed securities into shorter duration U.S. government agency securities.

Investment Securities Held to Maturity. Investment securities held to maturity increased $8.5 million, or 127.0%, to $15.2 million at March 31, 2010 from $6.7 million at September 30, 2009. The increase was due primarily to the purchase of $10.2 million of mortgage-backed securities issued by United States government sponsored agencies or entities as part of a leverage strategy to take advantage of a steep yield curve.

Net Loans. Net loans decreased $4.8 million, or 0.7%, to $728.7 million at March 31, 2010 from $733.6 million at September 30, 2009. During this period, residential loans outstanding decreased by $6.2 million to $597.6 million, construction loans outstanding declined by $588,000 to $1.1 million and home equity loans and lines of credit outstanding decreased by $1.6 million to $45.2 million. These decreases were partially offset by increases in commercial real estate loans outstanding of $3.6 million to $71.7 million and commercial loans outstanding of $716,000 to $17.2 million. The Company sold $8.2 million of long term fixed rate residential mortgage loans during the six months ended March 31, 2010, as part of an overall interest rate risk management strategy.

Deposits. Deposits increased $73.7 million, or 18.0%, to $482.5 million at March 31, 2010 from $408.9 million at September 30, 2009. At March 31, 2010 compared to September 30, 2009, certificate of deposit accounts increased $55.4 million to $208.6 million, money market accounts increased $9.0 million to $118.3 million, non-interest bearing demand accounts increased $2.3 million to $27.7 million, NOW accounts increased $2.8 million to $57.4 million and savings and club accounts increased $4.3 million to $70.6 million. Included in the certificates of deposit at March 31, 2010 was an increase of $36.5 million in brokered certificates of deposit to $58.5 million. The increase in brokered certificates was the result of the Company’s use of these funds to replace matured borrowings with a net decrease to the overall cost of funds.

Borrowed Funds. Borrowed funds decreased by $52.8 million, or 12.0%, to $385.8 million at March 31, 2010, from $438.6 million at September 30, 2009. The decrease in borrowed funds was primarily due to the increases in deposit accounts.

Stockholders’ Equity. Stockholders’ equity decreased by $6.4 million, or 3.5%, to $179.1 million at March 31, 2010 from $185.5 million at September 30, 2009. This decrease was primarily the result of a stock repurchase program the company began in June 2008. In June, 2009, the Company announced that it had completed its first stock repurchase program having purchased 2,547,135 shares at a weighted average cost of $13.14. It was also announced that the Company’s Board of Directors authorized a second stock repurchase program to purchase up to an additional 10% of its outstanding shares. As of March 31, 2010, the Company had purchased an additional 754,529 shares at a weighted average cost of $12.59 per share under the second stock repurchase program including the repurchase of 359,229 shares at an average cost of $12.38 per share during the three months ended March 31, 2010.

Average Balance Sheets for the Three Months Ended March 31, 2010 and 2009

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$733,330	$10,166	5.62%	$733,754	$10,523	5.82%
Investment securities
Taxable (2)	37,483	207	2.24%	35,707	309	3.51%
Exempt from federal income tax (2) (3)	6,915	77	6.84%	7,217	82	6.98%

Total investment securities	44,398	284	2.96%	42,924	391	4.09%
Mortgage-backed securities	185,390	1,957	4.28%	187,992	2,335	5.04%
Federal Home Loan Bank stock	20,727	—	0.00%	20,727	—	0.00%
Other	10,330	1	0.04%	7,313	1	0.06%

Total interest-earning assets	994,175	12,408	5.08%	992,710	13,250	5.43%
Allowance for loan losses	(6,358)			(4,963)
Noninterest-earning assets	50,065			44,874

Total assets	$1,037,882			$1,032,621

Interest-bearing liabilities:
NOW accounts	$53,460	10	0.08%	$53,844	11	0.08%
Money market accounts	114,275	324	1.15%	92,137	404	1.78%
Savings and club accounts	67,047	51	0.31%	61,389	67	0.44%
Certificates of deposit	165,463	1,073	2.63%	155,183	1,306	3.41%
Borrowed funds	417,239	3,746	3.64%	442,385	4,253	3.90%

Total interest-bearing liabilities	817,484	5,204	2.58%	804,938	6,041	3.04%
Non-interest bearing NOW accounts	26,472			23,402
Noninterest-bearing liabilities	10,707			10,679

Total liabilities	854,663			839,019
Equity	183,219			193,602

Total liabilities and equity	$1,037,882			$1,032,621

Net interest income		$7,204			$7,209

Interest rate spread			2.50%			2.39%
Net interest-earning assets	$176,691			$187,772

Net interest margin (4)			2.94%			2.95%

Average interest-earning assets to average interest-bearing liabilities		121.61%			123.33%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Six Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
			(dollars in thousands)
Interest-earning assets:
Loans (1)	$735,338	$20,507	5.59%	$725,081	$21,124	5.84%
Investment securities
Taxable (2)	33,893	393	2.33%	40,483	734	3.64%
Exempt from federal income tax (2) (3)	7,169	160	6.78%	7,072	165	7.05%

Total investment securities	41,062	553	3.10%	47,555	899	4.14%
Mortgage-backed securities	187,547	4,008	4.29%	175,144	4,363	5.00%
Federal Home Loan Bank stock	20,727	—	0.00%	20,143	112	1.12%
Other	7,148	2	0.06%	8,240	8	0.19%

Total interest-earning assets	991,822	25,070	5.09%	976,163	26,506	5.46%
Allowance for loan losses	(6,139)			(4,841)
Noninterest-earning assets	48,791			46,266

Total assets	$1,034,474			$1,017,588

Interest-bearing liabilities:
NOW accounts	$53,667	20	0.07%	$53,523	22	0.08%
Money market accounts	111,893	642	1.15%	84,264	878	2.09%
Savings and club accounts	66,144	109	0.33%	61,050	130	0.43%
Certificates of deposit	155,312	2,093	2.70%	156,823	2,729	3.49%
Borrowed funds	426,329	7,719	3.63%	432,887	8,544	3.96%

Total interest-bearing liabilities	813,345	10,583	2.61%	788,547	12,303	3.13%
Non-interest bearing NOW accounts	26,555			23,584
Noninterest-bearing liabilities	10,060			9,997

Total liabilities	849,960			822,128
Equity	184,514			195,460

Total liabilities and equity	$1,034,474			$1,017,588

Net interest income		$14,487			$14,203

Interest rate spread			2.48%			2.33%
Net interest-earning assets	$178,477			$187,616

Net interest margin (4)			2.93%			2.92%

Average interest-earning assets to average interest-bearing liabilities		121.94%			123.79%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

Net Income. Net income increased $66,000, or 4.3%, to $1.6 million for the three months ended March 31, 2010 compared to net income of $1.6 million for the comparable period in 2009.

Net Interest Income. Net interest income decreased $5,000 or 0.1%, to $7.2 million for the three months ended March 31, 2010 from $7.2 million for the comparable period in 2009. The decrease was primarily attributable to a decrease in average net earning assets of $11.1 million for the three months ended March 31, 2010 as compared to average net earning assets for the comparable period in 2009, which was offset in part by an increase of 11 basis points in the Company’s interest rate spread to 2.50% for the three months ended March 31, 2010, from 2.39% for the comparable period in 2009.

Interest Income. Interest income decreased $842,000 or 6.4%, to $12.4 million for the three months ended March 31, 2010 from $13.3 million for the comparable 2009 period. The decrease resulted primarily from a 35 basis point decrease in average yield on interest earning assets partially offset by a $1.5 million increase in average interest-earning assets. The average yield on interest earning assets was 5.08% for the three months ended March 31, 2010, as compared to 5.43% for the comparable 2009 period as market interest rates remained low throughout the period. Average loans decreased $424,000 between the two periods. Mortgage backed securities also decreased $2.6 million in average balances between the two periods. These decreases were offset in part by increases in the average balances of taxable investment securities of $1.5 million and average other interest earning assets of $3.0 million. The primary reason for the decrease in mortgage backed securities was the partial reinvestment of repayments on mortgage backed securities into U.S. government agency securities. Average Federal Home Loan Bank stock was unchanged from the prior period. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The increase in other interest earning assets was primarily due to an increase in the average balance of cash the Company held at FHLBank Pittsburgh.

Interest Expense. Interest expense decreased $837,000 or 13.9%, to $5.2 million for the three months ended March 31, 2010 from $6.0 million for the comparable 2009 period. The decrease resulted from a 46 basis point decrease in the overall cost of interest bearing liabilities to 2.58% for the three months ended March 31, 2010 from 3.04% for the comparable 2009 period, partially offset by a $12.5 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $37.7 million and average borrowed funds decreased $25.1 million. Average interest bearing deposits increased primarily as a result of a $22.1 million increase in average money market accounts, a $10.3 million increase in average certificates of deposit, and a $5.7 million increase in savings and club accounts.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. Non-performing assets at March 31, 2010 were $11.9 million compared to non-performing assets of $5.4 million at March 31, 2009. After an evaluation of these factors, management made a provision for loan losses of $650,000 for the three months ended March 31, 2010 as compared to $375,000 for the three months ended March 31, 2009. The allowance for loan losses was $6.6 million, or 0.90% of loans outstanding, at March 31, 2010, compared to $5.2 million, or 0.69% of loans outstanding at March 31, 2009.

Non-interest Income. Non-interest income increased $345,000 or 27.3%, to $1.6 million from $1.3 million for the comparable period in 2009. The primary reason for the increase was the gains on the sale of investments of $308,000 during the 2009 period. The Company sold $13.7 million of adjustable rate investment securities during the three months ended March 31, 2010, as part of an overall strategy to minimize the impact of the current low interest rate environment.

Non-interest Expense. Non-interest expense increased $146,000, or 2.5%, to $6.0 million for the three months ended March 31, 2010 from $5.9 million for the comparable period in 2009. The primary reasons for the increases were increases in FDIC insurance premiums of $66,000 and an increase in other expenses of $44,000. The primary reason for the increase in other expenses was an increase in the cost of foreclosed real estate.

Income Taxes. Income tax expense decreased $147,000 or 22.3%, to $513,000 for the three months ended March 31, 2010 from $660,000 for the comparable 2009 period. The decrease was primarily a result of the decrease in income before taxes of $81,000 for the three months ended March 31, 2010. The effective tax rate was 24.2% for the three months ended March 31, 2010, compared to 30.0% for the 2009 period.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and March 31, 2009

Net Income. Net income decreased $970,000 or 28.8%, to $2.4 million for the six months ended March 31, 2010 compared to net income of $3.4 million for the comparable period in 2009. The net income of $2.4 million for the six months ending March 31, 2010 included a write-down of foreclosed real estate of $1.2 million. The 2009 period included a one-time tax benefit of $317,000 related to the Company’s other than temporary impairment (OTTI) charge taken in the previous fiscal year. The OTTI charge related to Fannie Mae perpetual preferred stock held in the Company’s available for sale securities portfolio.

Net Interest Income. Net interest income increased $284,000 or 2.0%, to $14.5 million for the six months ended March 31, 2010 from $14.2 million for the comparable period in 2009. The increase was primarily attributable to an increase of 15 basis points in the Company’s interest rate spread to 2.48% for the six months ended March 31, 2010, from 2.33% for the comparable period in 2009, which was offset in part by a decrease in average net earning assets of $9.1 million for the six months ended March 31, 2010 as compared to average net earning assets for the comparable period in 2009.

Interest Income. Interest income decreased $1.4 million or 5.4%, to $25.1 million for the six months ended March 31, 2010 from $26.5 million for the comparable 2009 period. The decrease resulted primarily from a 37 basis point decrease in average yield on interest earning assets partially offset by a $15.7 million increase in average interest-earning assets. The average yield on interest earning assets was 5.09% for the six months ended March 31, 2010, as compared to 5.46% for the comparable 2009 period. Loans increased on average $10.3 million between the two periods along with increases in the average balance of mortgage backed securities of $12.4 million. In addition, average Federal Home Loan Bank stock increased $584,000. These increases were offset in part by a decrease in the average balances of investment securities of $6.5 million and average other interest earning assets of $1.1 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, maturing certificates of deposit and investment securities into these assets. Average Federal Home Loan Bank stock increased as a result of the Bank’s increase in borrowings from the FHLBank Pittsburgh. As a member of the Federal Home Loan Bank System, the Bank maintains an investment in the capital stock of the FHLBank Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice.

Interest Expense. Interest expense decreased $1.7 million, to $10.6 million for the six months ended March 31, 2010 from $12.3 million for the comparable 2009 period. The decrease resulted from a 52 basis point decrease in the overall cost of interest bearing liabilities to 2.61% for the six months ended March 31, 2010 from 3.13% for the comparable 2009 period, partially offset by a $24.8 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $31.4 million and average borrowed funds decreased $6.6 million. Average interest bearing deposits increased primarily as a result of an increase of $27.6 million in average money market accounts and $5.1 million in savings and club accounts.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. Non-performing assets at March 31, 2010 were $11.9 million compared to non-performing assets of $5.4 million at March 31, 2009. After an evaluation of these factors, management made a provision for loan losses of $1.2 million for the six months ended March 31, 2010 as compared to $750,000 for the six months ended March 31, 2009. The allowance for loan losses was $6.6 million, or 0.90% of loans outstanding, at March 31, 2010, compared to $5.2 million, or 0.69% of loans outstanding at March 31, 2009.

Non-interest Income. Non-interest income increased $476,000 or 18.4%, to $3.1 million from $2.6 million for the comparable period in 2009. The primary reasons for the increase were increases in gain on sale of investments of $308,000 and gain on sale of loans of $195,000 which were partially offset by declines in service charges and fees on loans of $67,000. Gains on sales of investments increased due to the sale of $13.7 million of adjustable rate investment securities. The sale of $8.2 million of long term fixed rate mortgages increased gains on sale of loans.

Non-interest Expense. Non-interest expense increased $1.6 million, or 13.8%, to $13.3 million for the six months ended March 31, 2010 from $11.7 million for the comparable period in 2009. The primary reasons for the increases were increases in write-down in other real estate of $1.2 million, FDIC insurance premiums of $396,000 and compensation and employee benefits of $163,000. These increases were offset in part by decreases in occupancy and equipment expense of $142,000 and advertising expense of $88,000. Write-downs of foreclosed real estate increased because the Company took a $1.2 million charge off in the first fiscal quarter of 2010 related to a single property in the Bank’s foreclosed real estate portfolio. FDIC premiums increased as a result of increases in the cost of FDIC insurance. Compensation and employee benefits increased primarily as a result of the hiring of additional employees to staff the Company’s branch expansion.

Income Taxes. Income tax expense decreased $280,000 or 27.8%, to $727,000 for the six months ended March 31, 2010 from $1.0 million for the comparable 2009 period. The decrease in income tax expense was primarily the result of a decrease of $1.3 million in income before taxes for the six months ended March 31, 2010 compared to the comparable period in 2009. The effective tax rate was 23.3% for the six months ended March 31, 2010, compared to 23.0% for the 2009 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	March 31, 2010	September 30, 2009
Non-performing assets:
Non-accruing loans	$9,701	$4,565
Troubled debt restructures	401	589

Total non-performing loans	10,102	5,154
Real estate owned	1,801	2,579

Total non-performing assets	$11,903	$7,733

Ratio of non-performing loans to total loans	1.37%	0.70%

Ratio of non-performing loans to total assets	0.95%	0.49%

Ratio of non-performing assets to total assets	1.12%	0.74%

Ratio of allowance for loan losses to total loans	0.90%	0.79%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Nonperforming assets increased $4.2 million to $11.9 million at March 31, 2010 from $7.7 million at September 30, 2009. Nonperforming loans increased $4.9 million to $10.1 million at March 31, 2010 from $5.2 million at September 30, 2009. The $9.7 million of non-accruing loans included 37 residential loans with an aggregate outstanding balance of $6.7 million that were past due 90 or more days at March 31, 2010, 12 commercial loans with aggregate outstanding balances of $2.7 million and 4 consumer loans with aggregate balances of $255,000. Foreclosed real estate decreased $779,000 to $1.8 million at March 31, 2010 from $2.6 million at September 30, 2009. The $779,000 decrease included a $1.2 million write-down of one property which was partially offset by the addition of 3 residential properties with carrying balances of $379,000 to the foreclosed real estate portfolio.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2010, $25.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $8.4 million at March 31, 2010. As of March 31, 2010, we had $320.8 million in borrowings outstanding from FHLBank Pittsburgh, $65 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $164.0 million.

At March 31, 2010, we had $41.9 million in loan commitments outstanding, which included, in part, $9.0 million in undisbursed construction loans, $21.1 million in unused home equity lines of credit, $3.7 million in commercial lines of credit and $3.5 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of March 31, 2010 totaled $73.2 million, or 35.1% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.5 million and $5.3 million for the six months ended March 31, 2010 and 2009, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $10.8 million and $50.8 million for the six months ended March 31, 2010 and 2009, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $14.7 million and $50.1 million for the six months ended March 31, 2010 and 2009, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At March 31, 2010 the Company had a $2.6 million valuation allowance established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first six months of fiscal 2010, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2010.

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1- January 31, 2010	—	$—	—	1,103,762
February 1 – February 28, 2010	170,678	11.77	170,678	933,084
March 1 – March 31, 2010	188,551	12.93	188,551	744,533

Total	359,229	$12.38	359,229

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: May 7, 2010	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 7, 2010	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer