Form 10-Q
period 2010-06-30
ESSA Bancorp, Inc.
filed 2010-08-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010 there were 13,761,112 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2010	September 30, 2009
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,611	$7,103
Interest-bearing deposits with other institutions	15,093	11,490

Total cash and cash equivalents	25,704	18,593
Certificates of deposit	1,996	5,355
Investment securities available for sale	230,728	217,566
Investment securities held to maturity (estimated fair value of $14,266 and $6,923)	13,841	6,709
Loans receivable (net of allowance for loan losses of $7,022 and $5,815)	730,192	733,580
Federal Home Loan Bank stock	20,727	20,727
Premises and equipment	12,570	10,620
Bank-owned life insurance	15,482	15,072
Foreclosed real estate	2,141	2,579
Other assets	13,772	11,318

TOTAL ASSETS	$1,067,153	$1,042,119

LIABILITIES
Deposits	$515,873	$408,855
Short-term borrowings	—	48,091
Other borrowings	362,257	390,507
Advances by borrowers for taxes and insurance	6,224	1,377
Other liabilities	6,140	7,783

TOTAL LIABILITIES	890,494	856,613

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 13,875,012 and 14,878,620 outstanding at June 30, 2010 and September 30, 2009)	170	170
Additional paid in capital	163,950	162,243
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(12,002)	(12,339)
Retained earnings	63,844	62,337
Treasury stock, at cost; 3,105,888 and 2,102,280 shares at June 30, 2010 and September 30, 2009	(40,295)	(27,695)
Accumulated other comprehensive income	992	790

TOTAL STOCKHOLDERS’ EQUITY	176,659	185,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,067,153	$1,042,119

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$10,105	$10,682	$30,612	$31,806
Investment securities:
Taxable	1,925	2,467	6,326	7,564
Exempt from federal income tax	78	83	238	248
Other investment income	3	1	5	121

Total interest income	12,111	13,233	37,181	39,739

INTEREST EXPENSE
Deposits	1,769	1,635	4,633	5,394
Short-term borrowings	1	70	85	343
Other borrowings	3,670	4,085	11,305	12,356

Total interest expense	5,440	5,790	16,023	18,093

NET INTEREST INCOME	6,671	7,443	21,158	21,646
Provision for loan losses	500	375	1,650	1,125

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,171	7,068	19,508	20,521

NONINTEREST INCOME
Service fees on deposit accounts	799	790	2,403	2,369
Services charges and fees on loans	126	158	351	450
Trust and investment fees	203	209	635	623
Impairment loss on securities	—	(68)	—	(68)
Gain on sale of investments, net	305	148	613	148
Gain on sale of loans, net	41	372	236	372
Earnings on Bank-owned life insurance	135	137	410	415
Other	10	1	34	25

Total noninterest income	1,619	1,747	4,682	4,334

NONINTEREST EXPENSE
Compensation and employee benefits	3,731	3,636	11,068	10,810
Occupancy and equipment	823	696	2,145	2,160
Professional fees	373	306	1,136	1,028
Data processing	524	466	1,441	1,402
Advertising	208	191	472	543
FDIC premiums	157	457	638	542
Loss on foreclosed real estate	—	—	1,200	—
Other	519	535	1,511	1,468

Total noninterest expense	6,335	6,287	19,611	17,953

Income before income taxes	1,455	2,528	4,579	6,902
Income taxes	387	787	1,114	1,794

NET INCOME	$1,068	$1,741	$3,465	$5,108

Earnings per share
Basic	$0.09	$0.13	$0.27	$0.36
Diluted	$0.09	$0.13	$0.27	$0.36
Dividends per share	$0.05	$0.04	$0.15	$0.12

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
				(dollars in thousands)
Balance, September 30, 2009	14,878,620	$170	$162,243	$(12,339)	$62,337	$(27,695)	$790	$185,506

Net income					3,465			3,465

Other comprehensive income:
Unrealized gain on securities available for sale, net of income tax benefit of $25							48	48
Change in unrecognized pension cost, net of income taxes of $80							154	154
Cash dividends declared ($0.15 per share)					(1,958)			(1,958)
Stock based compensation			1,604					1,604
Allocation of ESOP stock			83	337				420
Restricted stock forfeitures	(1,600)		20			(20)		—
Treasury shares purchased	(1,002,008)					(12,580)		(12,580)

Balance, June 30, 2010	13,875,012	$170	$163,950	$(12,002)	$63,844	$(40,295)	$992	$176,659

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,465	$5,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	1,125
Provision for depreciation and amortization.	895	903
Accretion of discounts and premiums, net	474	(130)
Gain on sale of investment securities, net	(613)	(148)
Gain on sale of loans, net	(236)	(372)
Origination of mortgage loans sold	(9,750)	(4,461)
Proceeds from sale of mortgage loans originated for sale	9,986	4,517
Compensation expense on ESOP	420	463
Stock based compensation	1,604	1,614
Decrease in accrued interest receivable	208	276
Increase in accrued interest payable	191	11
Earnings on bank-owned life insurance	(410)	(415)
Deferred federal income taxes	(50)	(352)
Increase in prepaid federal deposit insurance premiums	(1,455)	—
Decrease in accrued pension liability	(1,196)	(1,331)
Loss on foreclosed real estate	1,200	—
Other, net	(1,811)	6

Net cash provided by operating activities	4,572	6,814

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	3,385	3,497
Purchase of certificates of deposit	—	(2,926)
Investment securities available for sale:
Proceeds from sale of investment securities	28,105	15,880
Proceeds from principal repayments and maturities	47,113	78,398
Purchases	(88,275)	(118,150)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	3,024	2,129
Purchases	(10,163)	—
(Decrease) increase in loans receivable, net	1,127	(52,623)
Proceeds from sale of loans	—	19,274
Redemption of FHLB stock	—	509
Purchase of FHLB stock	—	(2,048)
Investment in limited partnership	—	(2,729)
Proceeds from sale of other real estate	—	21
Capital improvements to foreclosed real estate	(63)	—
Purchase of premises, equipment, and software	(2,859)	(906)

Net cash used for investing activities	(18,606)	(59,674)

FINANCING ACTIVITIES
Increase in deposits, net	107,018	30,710
Net increase (decrease) in short-term borrowings	(48,091)	28,643
Proceeds from other borrowings	17,250	96,260
Repayment of other borrowings	(45,500)	(83,000)
Increase in advances by borrowers for taxes and insurance	4,847	4,238
Purchase of treasury stock.	(12,421)	(24,477)
Dividends on common stock	(1,958)	(1,703)

Net cash provided by financing activities	21,145	50,671

Increase (decrease) in cash and cash equivalents	7,111	(2,189)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,593	12,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,704	$10,425

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$15,832	$18,082
Income taxes	1,869	2,655
Noncash items:
Other real estate owned	699	2,667
Treasury stock payable	(159)	1,008

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2010 and 2009.

	Three months ended		Nine months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900	16,980,900
Average treasury stock shares	(2,892,908)	(1,788,732)	(2,555,593)	(1,185,291)
Average unearned ESOP shares	(1,193,894)	(1,249,170)	(1,205,255)	(1,260,531)
Average unearned non-vested shares	(373,905)	(492,146)	(383,006)	(501,430)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	12,520,193	13,450,852	12,837,046	14,033,648

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	17,860	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	12,520,193	13,468,712	12,837,046	14,033,648

At June 30, 2010 and 2009 there were options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At June 30, 2010 and 2009 there were common stock equivalents outstanding of 342,656 and 461,702 shares, respectively at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

4.	Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
Net income	$1,068	$1,741	$3,465	$5,108

Unrealized gain on securities available for sale	1,683	710	478	4,599
Realized gains included in net income, net of tax	(202)	(98)	(405)	(98)
Change in unrecognized pension cost	78	51	234	159

Other comprehensive income before tax	1,559	663	307	4,660
Income taxes related to comprehensive income	531	225	105	1,584

Other comprehensive income	1,028	438	202	3,076

Comprehensive income	$2,096	$2,179	$3,667	$8,184

5.	Recent Accounting Pronouncements

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

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

6.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$73,692	$2,182	$—	$75,874
Freddie Mac	63,847	2,699	(16)	66,530
Governmental National Mortgage Association securities	26,900	1,197	—	28,097

Total mortgage-backed securities	164,439	6,078	(16)	170,501
Obligations of states and political subdivisions	10,640	202	(18)	10,824
U.S. government agency securities	48,011	285	(3)	48,293
Corporate obligations	1,075	—	—	1,075

Total debt securities	224,165	6,565	(37)	230,693
Equity securities	11	24	—	35

Total	$224,176	$6,589	$(37)	$230,728

Held to Maturity
Fannie Mae	$2,908	$159	$—	$3,067
Freddie Mac	10,933	266	—	11,199

Total	$13,841	$425	$—	$14,266

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$66,709	$1,716	$(2)	$68,423
Freddie Mac	83,005	2,864	—	85,869
Governmental National Mortgage Association securities	32,734	1,238	—	33,972

Total mortgage-backed securities	182,448	5,818	(2)	188,264
Obligations of states and political subdivisions	7,168	315	—	7,483
U.S. government agency securities	21,458	288	—	21,746

Total debt securities	211,074	6,421	(2)	217,493
Equity securities	12	61	—	73

Total	$211,086	$6,482	$(2)	$217,566

Held to Maturity
Fannie Mae	$4,492	$150	$—	$4,642
Freddie Mac	2,217	65	(1)	2,281

Total	$6,709	$215	$(1)	$6,923

The amortized cost and fair value of debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,182	$6,203	$691	$697
Due after one year through five years	43,006	43,225	—	—
Due after five years through ten years	27,150	28,126	2,578	2,754
Due after ten years	147,827	153,139	10,572	10,815

Total	$224,165	$230,693	$13,841	$14,266

For the nine months ended June 30, 2010 the Company realized gross gains of $613,000 and proceeds from the sale of investment securities of $28.1 million. The Bank realized gross gains of $148,000 and proceeds from the sale of $15.9 million of investment securities for the nine months ended June 30, 2009.

7.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2010
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Freddie Mac	1	2,431	(16)	—	—	2,431	(16)
Obligations of states and political subdivisions	4	3,106	(18)	—	—	3,106	(18)
U.S. government agency securities	1	1,000	(3)	—	—	1,000	(3)

Total	6	$6,537	$(37)	$—	$—	$6,537	$(37)

	September 30, 2009
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	2	$5,353	$(2)	$—	$—	$5,353	$(2)
Freddie Mac	1	—	—	38	(1)	38	(1)

Total	3	$5,353	$(2)	$38	$(1)	$5,391	$(3)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. State or political subdivision.

The Company reviews its position quarterly and asserts that at June 30, 2010, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2010	September 30, 2009
Real Estate Loans:
Residential	$597,468	$603,830
Construction	945	1,707
Commercial	74,927	68,040
Commercial	16,928	16,452
Home equity loans and lines of credit	44,281	46,792
Other	2,445	2,526

	736,994	739,347
Plus deferred loan costs	220	48

	737,214	739,395
Less allowance for loan losses	7,022	5,815

Net loans	$730,192	$733,580

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Nine Months Ended June 30,
	2010	2009
Balance, beginning of period	$5,815	$4,915
Add
Provision charged to operations	1,650	1,125
Loan recoveries	29	2

	7,494	6,042
Less loans charged off	(472)	(548)

Balance, end of period	$7,022	$5,494

Nonperforming assets were $11.3 million at June 30, 2010. Nonperforming assets were $6.8 million at June 30, 2009. Nonperforming loans increased $5.1 million to $9.1 million at June 30, 2010 from $4.0 million at June 30, 2009. Nonperforming loans at June 30, 2010 included 43 residential loans with an aggregate outstanding balance of $7.3 million that were past due 90 or more days, 11 commercial loans with aggregate outstanding balances of $1.2 million and 9 consumer loans with aggregate balances of $335,000. Nonperforming loans at June 30, 2009 included 19 residential loans with an aggregate outstanding balance of $3.6 million that were past due 90 or more days, 4 commercial loans with aggregate balances of $377,000 and 3 consumer loans with aggregate balances of $110,000. Foreclosed real estate was $2.1 million at June 30, 2010 and $2.7 million at June 30, 2009.

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2010	September 30, 2009
Non-interest bearing demand accounts	$28,858	$25,415
NOW accounts	56,092	54,635
Money market accounts	120,758	109,265
Savings and club accounts	70,881	66,305
Certificates of deposit	239,284	153,235

Total	$515,873	$408,855

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 15 of the Company’s Consolidated Financial Statements for the year ended September 30, 2009 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Service Cost	$106	$90	$317	$270
Interest Cost	142	127	427	381
Expected return on plan assets	(145)	(127)	(435)	(381)
Amortization of prior service cost	4	2	9	6
Amortization of unrecognized loss	74	49	225	153

Net periodic benefit cost	$181	$141	$543	$429

The Bank contributed $1.5 million to its pension plan in 2010. The Bank expects to contribute $500,000 to its pension plan in 2011.

11.	Equity Incentive Plan

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

For the nine months ended June 30, 2010 and 2009, the Company recorded $1.6 million of share-based compensation expense, comprised of stock option expense of $521,000 and restricted stock expense of $1.1 million. Expected future expense relating to the 875,027 non-vested options outstanding as of June 30, 2010, is $2.0 million over the remaining vesting period of 2.92 years. Expected future compensation expense relating to the 352,448 restricted shares at June 30, 2010, is $4.2 million over the remaining vesting period of 2.92 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the nine months ended June 30, 2010.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2009	1,458,379	$12.35	8.67	$1,254
Granted	—
Exercised	—
Forfeited	—

Outstanding, June 30, 2010	1,458,379	$12.35	7.92	$—

Exercisable at June 30, 2010	583,352	$12.35	7.92	$—

The weighted-average grant date fair value of the Company’s non-vested options as of June 30, 2010 and 2009, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2010, and changes therein during the nine months then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2009	471,531	$12.35
Granted	—	—
Vested	117,483	—
Forfeited	1,600	12.35

Nonvested at June 30, 2010	352,448	$12.35

12.	Fair Value Measurement

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

The following tables presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of June 30, 2010 and September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurements at June 30, 2010
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2010
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$170,501	$—	$170,501
Obligations of states and political subdivisions	—	10,824	—	10,824
U.S. government agencies	—	48,293	—	48,293
Corporate obligations	—	1,075	—	1,075
Equity securities	35	—	—	35

Total debt and equity securities	$35	$230,693	$—	$230,728
Foreclosed real estate owned measured on a non-recurring basis	$—	$2,141	$—	$2,141
Impaired loans measured on a non-recurring basis	$—	$11,058	$—	$11,058
Mortgage servicing rights	$—	$—	$336	$336

Fair Value Measurements at September 30, 2009
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2009
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$188,264	$—	$188,264
Obligations of states and political subdivisions	—	7,483	—	7,483
U.S. government agencies	—	21,746	—	21,746
Equity securities	73	—	—	73

Total debt and equity securities	$73	$217,493	$—	$217,566

Foreclosed real estate owned measured on a non-recurring basis	$—	$2,579	$—	$2,579
Impaired loans measured on a non-recurring basis	$—	$3,694	$—	$3,694
Mortgage servicing rights	$—	$—	$289	$289

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. Impaired loans are reported at fair value utilizing level two inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2010, 74 impaired loans with a carrying value of $11.9 million were reduced by specific valuation allowance totaling $832,000 resulting in a net fair value of $11.1 million based on Level 2 inputs.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	June 30, 2010		September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$25,704	$25,704	$18,593	$18,593
Certificates of deposit	1,996	1,996	5,355	5,355
Investment and mortgage-backed securities:
Available for sale	230,728	230,728	217,566	217,566
Held to maturity	13,841	14,266	6,709	6,923
Loans receivable, net	730,192	752,172	733,580	750,163
Accrued interest receivable	4,211	4,211	4,419	4,419
FHLB stock	20,727	20,727	20,727	20,727
Mortgage servicing rights	336	336	289	289
Bank owned life insurance	15,482	15,482	15,072	15,072

Financial liabilities:
Deposits	515,873	521,323	408,855	412,438
Short-term borrowings	—	—	48,091	48,091
Other borrowings	362,257	379,652	390,507	408,039
Advances by borrowers for taxes and insurance	6,224	6,224	1,377	1,377
Accrued interest payable	1,977	1,977	1,786	1,786

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

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

Total Assets. Total assets increased by $25.0 million, or 2.4%, to $1,067.2 million at June 30, 2010 from $1,042.1 million at September 30, 2009. This increase was primarily due to increases in cash and due from banks, interest bearing deposits with other institutions, investment securities available for sale and investment securities held to maturity offset, in part, by decreases in certificates of deposit and net loans.

Cash and Due from Banks. Cash and due from banks increased $3.5 million, or 49.4% to $10.6 million at June 30, 2010 from $7.1 million at September 30, 2009. The increase was primarily due to higher levels of cash activity on June 30, 2010 as compared to September 30, 2009.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $3.6 million, or 31.4%, to $15.1 million at June 30, 2010 from $11.5 million at September 30, 2009. The primary reason for the increase was an increase of $3.3 million in the Company’s interest bearing deposit account at the FHLBank Pittsburgh. This increase was the result of deposit growth at the Company in excess of loan demand, investment purchases and other uses of cash.

Certificates of Deposit. The Company realized maturities of $3.4 million in certificates of deposit at other FDIC insured financial institutions during the nine months ended June 30, 2010.

Investment Securities Available for Sale. Investment securities available for sale increased $13.2 million, or 6.1%, to $230.7 million at June 30, 2010 from $217.6 million at September 30, 2009. The increase was due primarily to increases of $26.5 million in the Company's portfolio of US government agency securities and $3.3 million in the Company’s portfolio of municipal bonds. These increases were partially offset by a $17.8 million decrease in the Company's portfolio of mortgage-backed securities issued by United States government sponsored agencies or entities. The growth in United States government sponsored agencies or entities portfolio was due primarily to an investment strategy focused on shorter duration securities. The decrease in mortgage backed securities was primarily due to the partial reinvestment of repayments on mortgage backed securities into shorter duration U.S. government agency securities.

Investment Securities Held to Maturity. Investment securities held to maturity increased $7.1 million, or 106.3%, to $13.8 million at June 30, 2010 from $6.7 million at September 30, 2009. The increase was due primarily to the purchase of $10.2 million of mortgage-backed securities issued by United States government sponsored agencies or entities as part of a leverage strategy to take advantage of a steep yield curve.

Net Loans. Net loans decreased $3.4 million, or 0.5%, to $730.2 million at June 30, 2010 from $733.6 million at September 30, 2009. The primary reason for the decrease in net loans has been the significant decrease in demand by qualified borrowers for loans. During this period, residential loans outstanding decreased by $6.4 million to $597.5 million, construction loans outstanding declined by $762,000 to $945,000 and home equity loans and lines of credit outstanding decreased by $2.5 million to $44.3 million. These decreases were partially offset by increases in commercial real estate loans outstanding of $6.9 million to $74.9 million and commercial loans outstanding of $476,000 to $16.9 million. The Company sold $9.8 million of long term fixed rate residential mortgage loans during the nine months ended June 30, 2010, as part of an overall interest rate risk management strategy.

Deposits. Deposits increased $107.0 million, or 26.2%, to $515.9 million at June 30, 2010 from $408.9 million at September 30, 2009. At June 30, 2010 compared to September 30, 2009, certificate of deposit accounts increased $86.0 million to $239.3 million, money market accounts increased $11.5 million to $120.8 million, non-interest bearing demand accounts increased $3.4 million to $28.9 million, NOW accounts increased $1.5 million to $56.1 million and savings and club accounts increased $4.6 million to $70.9 million. Included in the certificates of deposit at June 30, 2010 was an increase of $54.8 million in corporate jumbo certificates of deposit and an increase of $42.5 million in brokered certificates of deposit to $64.5 million. The increase in brokered certificates was the result of the Company’s use of these funds to replace matured borrowings at a lower cost.

Borrowed Funds. Borrowed funds decreased by $76.3 million, or 17.4%, to $362.3 million at June 30, 2010, from $438.6 million at September 30, 2009. The decrease in borrowed funds was primarily due to the increases in deposit accounts along with decreased loan growth.

Stockholders’ Equity. Stockholders’ equity decreased by $8.8 million, or 4.8%, to $176.7 million at June 30, 2010 from $185.5 million at September 30, 2009. This decrease was primarily the result of a stock repurchase program the company began in June 2008. In June, 2009, the Company announced that it had completed its first stock repurchase program having purchased 2,547,135 shares at a weighted average cost of $13.14. It was also announced that the Company’s Board of Directors authorized a second stock repurchase program to purchase up to an additional 10% of its outstanding shares. As of June 30, 2010, the Company had purchased an additional 1,081,400 shares at a weighted average cost of $12.61 per share under the second stock repurchase program including the repurchase of 326,871 shares at an average cost of $12.66 per share during the three months ended June 30, 2010.

Average Balance Sheets for the Three Months Ended June 30, 2010 and 2009

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$738,555	$10,105	5.49%	$746,239	$10,682	5.74%
Investment securities
Taxable (2)	49,103	249	2.03%	31,312	230	2.95%
Exempt from federal income tax (2) (3)	6,894	78	6.88%	7,324	83	6.89%

Total investment securities	55,997	327	2.63%	38,636	313	3.69%
Mortgage-backed securities	185,144	1,676	3.63%	188,762	2,237	4.75%
Federal Home Loan Bank stock	20,727	—	0.00%	20,727	—	0.00%
Other	17,202	3	0.07%	2,388	1	0.17%

Total interest-earning assets	1,017,625	12,111	4.79%	996,752	13,233	5.34%
Allowance for loan losses	(6,732)			(5,316)
Noninterest-earning assets	52,758			50,221

Total assets	$1,063,651			$1,041,657

Interest-bearing liabilities:
NOW accounts	$57,585	11	0.08%	$55,357	12	0.09%
Money market accounts	116,826	333	1.14%	102,868	375	1.46%
Savings and club accounts	69,281	55	0.32%	65,013	69	0.43%
Certificates of deposit	230,872	1,370	2.38%	153,235	1,179	3.09%
Borrowed funds	370,440	3,671	3.97%	439,650	4,155	3.79%

Total interest-bearing liabilities	845,004	5,440	2.58%	816,123	5,790	2.85%
Non-interest bearing NOW accounts	27,742			25,520
Noninterest-bearing liabilities	11,720			11,664

Total liabilities	884,466			853,307
Equity	179,185			188,350

Total liabilities and equity	$1,063,651			$1,041,657

Net interest income		$6,671			$7,443

Interest rate spread			2.21%			2.49%
Net interest-earning assets	$172,621			$180,629

Net interest margin (4)			2.63%			3.00%

Average interest-earning assets to average interest-bearing liabilities		120.43%			122.13%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$736,410	$30,612	5.56%	$732,134	$31,806	5.81%
Investment securities
Taxable (2)	38,963	641	2.20%	37,427	963	3.44%
Exempt from federal income tax (2) (3)	7,078	238	6.81%	7,156	247	6.99%

Total investment securities	46,041	879	2.91%	44,583	1,210	4.01%
Mortgage-backed securities	186,746	5,685	4.07%	179,683	6,602	4.91%
Federal Home Loan Bank stock	20,727	—	0.00%	20,338	112	0.74%
Other	10,499	5	0.06%	6,289	9	0.19%

Total interest-earning assets	1,000,423	37,181	4.99%	983,027	39,739	5.42%
Allowance for loan losses	(6,337)			(4,999)
Noninterest-earning assets	50,078			47,508

Total assets	$1,044,164			$1,025,536

Interest-bearing liabilities:
NOW accounts	$54,973	32	0.08%	$54,135	33	0.08%
Money market accounts	113,537	975	1.15%	90,466	1,253	1.85%
Savings and club accounts	67,189	163	0.32%	62,371	200	0.43%
Certificates of deposit	180,498	3,463	2.57%	155,627	3,908	3.36%
Borrowed funds	407,699	11,390	3.74%	435,141	12,699	3.90%

Total interest-bearing liabilities	823,896	16,023	2.60%	797,740	18,093	3.03%
Non-interest bearing NOW accounts	26,951			24,229
Noninterest-bearing liabilities	10,579			10,552

Total liabilities	861,426			832,521
Equity	182,738			193,015

Total liabilities and equity	$1,044,164			$1,025,536

Net interest income		$21,158			$21,646

Interest rate spread			2.39%			2.39%
Net interest-earning assets	$176,527			$185,287

Net interest margin (4)			2.83%			2.94%
Average interest-earning assets to average interest-bearing liabilities		121.43%			123.23%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009

Net Income. Net income decreased $673,000, or 38.7%, to $1.1 million for the three months ended June 30, 2010 compared to net income of $1.7 million for the comparable period in 2009.

Net Interest Income. Net interest income decreased $772,000 or 10.4%, to $6.7 million for the three months ended June 30, 2010 from $7.4 million for the comparable period in 2009. The decrease was primarily attributable to a decrease in average net earning assets of $8.0 million for the three months ended June 30, 2010 as compared to average net earning assets for the comparable period in 2009, along with a decrease of 28 basis points in the Company’s interest rate spread to 2.21% for the three months ended June 30, 2010, from 2.49% for the comparable period in 2009.

Interest Income. Interest income decreased $1.1 million or 8.5%, to $12.1 million for the three months ended June 30, 2010 from $13.2 million for the comparable 2009 period. The decrease resulted primarily from a 55 basis point decrease in average yield on interest earning assets partially offset by a $20.9 million increase in average interest-earning assets. The average yield on interest earning assets was 4.79% for the three months ended June 30, 2010, as compared to 5.34% for the comparable 2009 period as market interest rates remained low throughout the period. Average loans decreased $7.7 million between the two periods. Mortgage backed securities also decreased $3.6 million in average balances between the two periods. These decreases were offset in part by increases in the average balances of taxable investment securities of $17.8 million and average other interest earning assets of $14.8 million. The primary reason for the decrease in mortgage backed securities was the partial reinvestment of repayments on mortgage backed securities into U.S. government agency securities. This reinvestment into taxable U.S. government agency securities is the primary reason for the increase in the average balances of taxable investment securities. Average Federal Home Loan Bank stock was unchanged from the prior period. The increase in other interest earning assets was primarily due to an increase in the average balance of cash the Company held at FHLBank Pittsburgh.

Interest Expense. Interest expense decreased $350,000 or 6.0%, to $5.4 million for the three months ended June 30, 2010 from $5.8 million for the comparable 2009 period. The decrease resulted from a 26 basis point decrease in the overall cost of interest bearing liabilities to 2.58% for the three months ended June 30, 2010 from 2.85% for the comparable 2009 period, and was partially offset by a $28.9 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $98.1 million and average borrowed funds decreased $69.2 million. Average interest bearing deposits increased primarily as a result of a $14.0 million increase in average money market accounts, a $77.6 million increase in average certificates of deposit including a $45.8 million increase in average brokered certificates of deposit, and a $4.3 million increase in savings and club accounts.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. Non-performing assets at June 30, 2010 were $11.3 million compared to non-performing assets of $6.8 million at June 30, 2009. Nonperforming loans increased $5.1 million to $9.1 million at June 30, 2010 from $4.0 million at June 30, 2009. Nonperforming loans at June 30, 2010 included 43 residential loans with an aggregate outstanding balance of $7.3 million that were past due 90 or more days, 11 commercial loans with aggregate outstanding balance of $1.2 million and 9 consumer loans with aggregate balances of $335,000. Nonperforming loans at June 30, 2009 included 19 residential loans with an aggregate outstanding balance of $3.6 million that were past due 90 or more days, 4 commercial loans with aggregate balances of $377,000 and 3 consumer loans with aggregate balances of $110,000. Foreclosed real estate was $2.1 million at June 30, 2010 and $2.7 million at June 30, 2009. After an evaluation of these factors, management made a provision for loan losses of $500,000 for the three months ended June 30, 2010 as compared to $375,000 for the three months ended June 30, 2009. The allowance for loan losses was $7.0 million, or 0.95% of loans outstanding, at June 30, 2010, compared to $5.5 million, or 0.74% of loans outstanding at June 30, 2009.

Non-interest Income. Non-interest income decreased $128,000 or 7.3%, to $1.6 million from $1.7 million for the comparable period in 2009. The primary reason for the decrease was the decline in gains on the sale of loans, net of $331,000 for the three months ended June 30, 2010 compared to the comparable period in 2009 which was partially offset by an increase in the gains on sale of investments of $157,000 for the same period.

Non-interest Expense. Non-interest expense increased $48,000, or 0.8%, to $6.3 million for the three months ended June 30, 2010 from $6.3 million for the comparable period in 2009. The primary reasons for the increase were increases in compensation and employee benefits, occupancy and equipment, professional fees, and data processing of $95,000, $127,000, $67,000, and $58,000, respectively for the three months ended June 30, 2010 compared to the same period in 2009. These increases were partially offset by a decrease in FDIC insurance of $300,000 for the same period. FDIC premium expense declined as a result of an industry wide special assessment of $400,000 during the quarter ended June 30, 2009.

Income Taxes. Income tax expense decreased $400,000 or 50.8%, to $387,000 for the three months ended June 30, 2010 from $787,000 for the comparable 2009 period. The decrease was primarily a result of the decrease in income before taxes of $1.1 million for the three months ended June 30, 2010. The effective tax rate was 26.6% for the three months ended June 30, 2010, compared to 31.1% for the 2009 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and June 30, 2009

Net Income. Net income decreased $1.6 million or 32.2%, to $3.5 million for the nine months ended June 30, 2010 compared to net income of $5.1 million for the comparable period in 2009. The net income of $3.5 million for the nine months ending June 30, 2010 included a write-down of foreclosed real estate of $1.2 million. The 2009 period included a one-time tax benefit of $317,000 related to the Company’s other than temporary impairment (OTTI) charge taken in the previous fiscal year. The OTTI charge related to Fannie Mae perpetual preferred stock held in the Company’s available for sale securities portfolio.

Net Interest Income. Net interest income decreased $488,000 or 2.3%, to $21.2 million for the nine months ended June 30, 2010 from $21.6 million for the comparable period in 2009. The decrease was attributable to a decrease of $8.8 million in the Company’s average net earning assets for the nine months ended June 30, 2010 compared to the same period ended June 30, 2009. The Company’s interest rate spread for the nine months ended June 30, 2010 was 2.39%, unchanged from the comparable 2009 period.

Interest Income. Interest income decreased $2.6 million or 6.4%, to $37.2 million for the nine months ended June 30, 2010 from $39.7 million for the comparable 2009 period. The decrease resulted primarily from a 43 basis point decrease in average yield on interest earning assets which was partially offset by a $17.4 million increase in average interest-earning assets. The average yield on interest earning assets was 4.99% for the nine months ended June 30, 2010, as compared to 5.42% for the comparable 2009 period. Loans increased on average $4.3 million between the two periods along with increases in the average balance of mortgage backed securities of $7.1 million. In addition, the average balances of investment securities increased $1.5 million and average other interest earning assets increased $4.2 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, maturing certificates of deposit and investment securities into these assets. Other earning assets increased due to increased deposit growth.

Interest Expense. Interest expense decreased $2.1 million, to $16.0 million for the nine months ended June 30, 2010 from $18.1 million for the comparable 2009 period. The decrease resulted from a 43 basis point decrease in the overall cost of interest bearing liabilities to 2.60% for the nine months ended June 30, 2010 from 3.03% for the comparable 2009 period, which was partially offset by a $26.2 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $53.6 million and average borrowed funds decreased $27.4 million. Average interest bearing deposits increased primarily as a result of increases of $23.1 million in average money market accounts and $24.9 million in certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. Non-performing assets at June 30, 2010 were $11.3 million compared to non-performing assets of $6.8 million at June 30, 2009. After an evaluation of these factors, management made a provision for loan losses of $1.7 million for the nine months ended June 30, 2010 as compared to $1.1 million for the nine months ended June 30, 2009. The allowance for loan losses was $7.0 million, or 0.95% of loans outstanding, at June 30, 2010, compared to $5.5 million, or 0.74% of loans outstanding at June 30, 2009.

Non-interest Income. Non-interest income increased $348,000 or 8.03%, to $4.7 million from $4.3 million for the comparable period in 2009. The primary reason for the increase was an increase in the gain on sale of investments of $465,000 which was partially offset by declines in service charges and fees on loans of $99,000 and the gain on sale of loans of $136,000.

Non-interest Expense. Non-interest expense increased $1.7 million, or 9.2%, to $19.6 million for the nine months ended June 30, 2010 from $18.0 million for the comparable period in 2009. The primary reasons for the increases were increases in write-down in other real estate of $1.2 million, FDIC insurance premiums of $96,000 and compensation and employee benefits of $258,000. These increases were offset in part by decreases in occupancy and equipment expense of $15,000 and advertising expense of $71,000. Write-downs of foreclosed real estate increased because the Company incurred a $1.2 million charge off in the first fiscal quarter of 2010 related to a single property in the Bank’s foreclosed real estate portfolio. FDIC premiums increased as a result of increases in the cost of FDIC insurance and deposit growth. Compensation and employee benefits increased primarily as a result of the hiring of additional employees to staff the Company’s branch expansion.

Income Taxes. Income tax expense decreased $680,000 or 37.9%, to $1.1 million for the nine months ended June 30, 2010 from $1.8 million for the comparable 2009 period. The decrease in income tax expense was primarily the result of a decrease of $2.3 million in income before taxes for the nine months ended June 30, 2010 compared to the comparable period in 2009. The effective tax rate was 24.3% for the nine months ended June 30, 2010, compared to 26.0% for the 2009 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	June 30, 2010	September 30, 2009
Non-performing assets:
Non-accruing loans	$8,860	$4,565
Troubled debt restructures	255	589

Total non-performing loans	9,115	5,154
Real estate owned	2,141	2,579

Total non-performing assets	$11,256	$7,733

Ratio of non-performing loans to total loans	1.24%	0.70%

Ratio of non-performing loans to total assets	0.85%	0.49%

Ratio of non-performing assets to total assets	1.05%	0.74%

Ratio of allowance for loan losses to total loans	0.95%	0.79%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Nonperforming assets increased $3.5 million to $11.3 million at June 30, 2010 from $7.7 million at September 30, 2009. Nonperforming loans increased $3.9 million to $9.1 million at June 30, 2010 from $5.2 million at September 30, 2009. The $8.9 million of non-accruing loans included 43 residential loans with an aggregate outstanding balance of $7.3 million that were past due 90 or more days at June 30, 2010, 11 commercial loans with aggregate outstanding balances of $1.2 million and 9 consumer loans with aggregate balances of $335,000. Foreclosed real estate decreased $438,000 to $2.1 million at June 30, 2010 from $2.6 million at September 30, 2009. The $438,000 decrease included a $1.2 million write-down of one property which was partially offset by the addition of 5 residential properties with carrying balances of $699,000 to the foreclosed real estate portfolio.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2010, $25.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $6.9 million at June 30, 2010. As of June 30, 2010, we had $297.3 million in borrowings outstanding from FHLBank Pittsburgh, $65 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $194.0 million.

At June 30, 2010, we had $42.4 million in loan commitments outstanding, which included, in part, $7.2 million in undisbursed construction loans, $20.8 million in unused home equity lines of credit, $3.6 million in commercial lines of credit and $6.3 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of June 30, 2010 totaled $60.6 million, or 25.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $4.6 million and $6.8 million for the nine months ended June 30, 2010 and 2009, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $18.6 million and $59.7 million for the nine months ended June 30, 2010 and 2009, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $21.1 million and $50.7 million for the nine months ended June 30, 2010 and 2009, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At June 30, 2010 the Company had a $2.6 million valuation allowance established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first nine months of fiscal 2010, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2009.

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

There have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report for the fiscal year ended September 30, 2009 on Form 10-K filed on December 11, 2009 except as follows.

Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities (“TPS”).

The new law provides that the Office of Thrift Supervision (“OTS”) will cease to exist one year from the date of the new law’s enactment. All functions of OTS relating to federal savings associations, and all rulemaking authority for federal and state savings associations, will be transferred to Office of Comptroller of the Currency (“OCC”). All functions of OTS – other than rulemaking – with respect to state savings associations, such as the Bank, will be transferred to FDIC. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2010.

	Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-April 30, 2010	40,771	$13.10	40,771	703,762
May 1 – May 31, 2010*	169,508	12.52	136,900	566,862
June 1 – June 30, 2010	149,200	12.63	149,200	417,662

Total	359,479	$12.63	326,871

*	In May 2010 the Bank purchased 32,608 shares at $12.32 per share as part of a non-public program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: August 9, 2010	/S/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 9, 2010	/S/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer