Form 10-K
period 2010-09-30
ESSA Bancorp, Inc.
filed 2010-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

As of December 7, 2010, there were 16,980,900 shares issued and 13,250,290 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2010, was $152,294,061.

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

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. is the Pennsylvania-chartered stock holding company of ESSA Bank & Trust. ESSA Bancorp, Inc. owns 100% of the outstanding shares of common stock of ESSA Bank & Trust. Since being formed in 2006, ESSA Bancorp, Inc. has engaged primarily in the business of holding the common stock of ESSA Bank & Trust. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision. At September 30, 2010, ESSA Bancorp, Inc. had consolidated assets of $1.1 billion, consolidated deposits of $540.4 million and consolidated stockholders’ equity of $171.6 million. Its consolidated net income for the fiscal year ended September 30, 2010 was $4.5 million.

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

ESSA Bank & Trust

General

ESSA Bank & Trust was organized in 1916. ESSA Bank & Trust is a Pennsylvania chartered full-service, community-oriented savings association. We provide financial services to individuals, families and businesses through our seventeen full-service banking offices, located in Monroe, Northampton and Lehigh Counties, Pennsylvania. ESSA Bank & Trust is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and the Office of Thrift Supervision.

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

Market Area

At September 30, 2010, our seventeen full-service banking offices consisted of thirteen offices in Monroe County, two offices in Lehigh County, and two offices in Northampton County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. As of June 30, 2010, we had a deposit market share of approximately 23.5% in Monroe County, which represented the largest deposit market share in Monroe County and less than 1.0% in Northampton and Lehigh Counties.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real property. During the past five years, we have increased our originations of commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. These loans have increased from 8.4% of our total loan portfolio at September 30, 2006 to $78.1 million, or 10.6% of our total loan portfolio at September 30, 2010. One- to four-family residential real estate mortgage loans represented $596.2 million, or 80.8%, of our loan portfolio at September 30, 2010. Home equity loans and lines of credit totaled $43.5 million, or 5.9% of our loan portfolio at September 30, 2010. Commercial loans totaled $16.6 million, or 2.2% of our loan portfolio at September 30, 2010 and construction first mortgage loans totaled $1.3 million, or 0.2% of the total loan portfolio at September 30, 2010. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$596,170	80.8%	$603,830	81.7%	$572,038	80.3%	$500,104	80.0%	$452,406	80.4%
Construction	1,302	0.2	1,707	0.2	8,254	1.1	7,800	1.3	5,943	1.1
Commercial	16,569	2.2	16,452	2.2	11,987	1.7	7,699	1.2	6,159	1.1
Commercial real estate	78,056	10.6	68,040	9.2	69,505	9.8	58,447	9.3	47,479	8.4
Home equity loans and lines of credit	43,538	5.9	46,792	6.3	47,508	6.7	47,544	7.6	46,796	8.3
Other	2,486	0.3	2,526	0.4	3,059	0.4	3,875	0.6	4,247	0.7

Total loans receivable	$738,121	100.0%	$739,347	100.0%	$712,351	100.0%	$625,469	100.0%	$563,030	100.0%

Deferred loan costs (fees)	169		48		(546)		(1,418)		(2,498)
Allowance for loan losses	(7,448)		(5,815)		(4,915)		(4,206)		(3,855)

Total loans receivable, net	$730,842		$733,580		$706,890		$619,845		$556,677

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Construction		Commercial		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2011	$645	5.92%	$—	—	$2,166	4.65%	$2,924	6.33%
2012	264	6.69%	—	—	296	7.32%	3,653	6.00%
2013	2,920	5.05%	—	—	213	6.59%	1,482	6.05%
2014 to 2015	4,377	5.17%	—	—	833	6.80%	8,433	6.52%
2016 to 2020	84,144	4.95%	—	—	4,313	5.06%	28,173	6.43%
2021 to 2025	156,736	4.93%	—	—	2,147	5.23%	6,955	5.81%
2025 and beyond	347,084	5.81%	1,302	5.38%	6,601	4.37%	26,436	5.32%

Total	$596,170	5.45%	$1,302	5.38%	$16,569	4.90%	$78,056	5.98%

	Home Equity Loans and Lines of Credit		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2011	$388	6.92%	$694	6.92%	$6,817	5.85%
2012	290	6.76%	292	8.50%	4,795	6.31%
2013	538	6.21%	475	8.03%	5,628	5.74%
2014 to 2015	1,857	5.78%	883	7.30%	16,383	6.13%
2016 to 2020	7,903	6.06%	142	8.63%	124,675	5.36%
2021 to 2025	18,792	5.11%	—	—	184,630	4.99%
2025 and beyond	13,770	3.48%	—	—	395,193	5.67%

Total	$43,538	4.83%	$2,486	7.55%	$738,121	5.46%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2010 that are contractually due after September 30, 2011.

	Due After September 30, 2011
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$538,546	$56,979	$595,525
Construction	1,302	—	1,302
Commercial	11,683	2,720	14,403
Commercial real estate	30,439	44,693	75,132
Home equity loans and lines of credit	21,509	21,641	43,150
Other	1,792	—	1,792

Total	$605,271	$126,033	$731,304

Loan Originations and Repayments. Historically, we have originated residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton and Lehigh Counties, Pennsylvania and secondarily from other Pennsylvania counties contiguous to Monroe County. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are underwritten and processed at our corporate center.

One- to Four-Family Residential Loans. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Monroe and Northampton Counties, Pennsylvania. At September 30, 2010, approximately $596.2 million, or 80.8% of our loan portfolio, consisted of one- to four-family residential loans. Our origination of one- to four-family loans decreased in fiscal year 2010 compared to fiscal years 2009 and 2008. Originations in fiscal year 2010 were positively influenced by a significant amount of refinancing activity due to record low mortgage rates. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2010, our largest loan secured by one- to four-family real estate had a principal balance of approximately $771,000 and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $1.7 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2010 and $5.0 million during the year ended September 30, 2009. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments, permitted by our loan documents; and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2010, $57.0 million, or 9.6%, of our one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all purchase money loans, we utilize outside independent appraisers approved by the Board of Directors. All purchase money borrowers are required to obtain title insurance. Certain modest refinance requests may utilize an automated valuation model and title search. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated almost exclusively by our branch staff. Eligible properties include primary and vacation homes in northeastern Pennsylvania, with the large majority of loans being originated in Monroe County. As of September 30, 2010, home equity loans and lines totaled about $43.5 million, or 5.9% or our loan portfolio.

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

Loan underwriting standards restrict the size of a junior lien loan to between $100,000 and $200,000, depending on the loan type and collateral. All loans exceeding 70-75% of value require an appraisal by bank-approved, licensed appraisers. Loans with lesser loan-to-value ratios may have utilized either automated valuation models or county tax assessments. Title/lien searches are secured on all home equity loans and lines greater than $25,000.

Commercial Real Estate Loans. At September 30, 2010, $78.1 million, or 10.6% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio of our commercial real estate loans is 85%. At September 30, 2010, we had 290 commercial real estate loans with an outstanding balance of $78.1 million. At September 30, 2010, our largest commercial real estate loan balance was $3.7 million, which was performing in accordance with its terms. At September 30, 2010, eight of our loans secured by commercial real estate totaling $1.4 million were not performing in accordance with their terms and were on nonaccrual status.

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

First Mortgage Construction Loans. At September 30, 2010, $1.3 million, or 0.2%, of our total loan portfolio consisted of first mortgage construction loans. Most of our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2010, our largest first mortgage construction loan balance was $241,000. The loan was performing in accordance with its terms. First mortgage construction loans, once converted to permanent financing, generally repay over a thirty-year period. First mortgage construction loans require only the payment of interest during the construction period. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

First mortgage construction loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The risk of loss on a construction loan depends, in part, upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction.

For all such loans, we utilize outside independent appraisers approved by the Board of Directors. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance on properties.

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, personal loans and automobile loans. At September 30, 2010, these other loans totaled $2.5 million, or 0.3% of the total loan portfolio.

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

Mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only when the loan is no longer a non-accrual loan.

Non-performing Loans. At September 30, 2010, $10.9 million (or 1.47% of our total loans) were non-performing loans. The majority of these loans, or $8.7 million, were residential first mortgage loans that were 90 days or more past due or troubled debt restructured loans that were considered non-performing at September 30, 2010.

Real Estate Owned. At September 30, 2010, the Company had $2.0 million of real estate owned consisting of eight properties. The majority of the Company’s real estate owned consisted of one real estate development project valued at $1.0 million at September 30, 2010. The Company realized a $1.2 million write-down on this development project in December 2009. The write-down was taken to reflect the project’s value after an updated appraisal. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$8,360	$3,524	$1,379	$380	$436
Construction	—	—	—	—	—
Commercial	199	122	—	—	—
Commercial real estate	1,411	580	2,531	122	—
Home equity loans and lines of credit	200	180	28	53	40
Other	346	159	—	—	—

Total	10,516	4,565	3,938	555	476

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	—

Troubled debt restructurings	361	589	—	—	—

Total non-performing loans	10,877	5,154	3,938	555	476

Real estate owned	2,034	2,579	31	—	—

Total non-performing assets	$12,911	$7,733	$3,969	$555	$476

Troubled debt restructurings: *
Residential first mortgage loans:
One- to four-family	$5,054	$2,981	$149	$482	$53

Construction	—	—	—	—	—
Commercial	3	—	—	—	—
Commercial real estate	1,865	180	—	—	—
Home equity loans and lines of credit	21	7	—	—	—
Other	59	—	—	—	—

Total	$7,002	$3,168	$149	$482	$53

Ratios:
Total non-performing loans to total loans	1.47%	0.70%	0.55%	0.09%	0.08%
Total non-performing loans to total assets	1.01%	0.49%	0.40%	0.06%	0.07%
Total non-performing assets to total assets	1.20%	0.74%	0.40%	0.06%	0.07%

*	Non-performing troubled debt restructurings of $361,000 are included in total troubled debt restructures.

For the year ended September 30, 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $509,000.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2010
Residential first mortgage loans:
One- to four-family	6	$558	50	$8,360	56	$8,918
Construction	—	—	—	—	—	—
Commercial	1	151	2	199	3	350
Commercial real estate	1	107	8	1,411	9	1,518
Home equity loans and lines of credit	5	146	6	200	11	346
Other	—	—	3	346	3	346

Total	13	$962	69	$10,516	82	$11,478

At September 30, 2009
Residential first mortgage loans:
One- to four-family	11	$1,795	19	$3,524	30	$5,319
Construction	—	—	—	—	—	—
Commercial	—	—	2	122	2	122
Commercial real estate	4	537	4	580	8	1,117
Home equity loans and lines of credit	—	—	5	180	5	180
Other	1	6	3	159	4	165

Total	16	$2,338	33	$4,565	49	$6,903

At September 30, 2008
Residential first mortgage loans:
One- to four-family	1	$118	9	$1,379	10	$1,497
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	4	2,531	4	2,531
Home equity loans and lines of credit	1	37	1	28	2	65
Other	—	—	—	—	—	—

Total	2	$155	14	$3,938	16	$4,093

At September 30, 2007
Residential first mortgage loans:
One- to four-family	2	$405	4	$380	6	$785
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	1	25	—	—	1	25
Home equity loans and lines of credit	—	—	1	53	1	53
Other	—	—	—	—	—	—

Total	3	$430	5	$433	8	$863

At September 30, 2006
Residential first mortgage loans:
One- to four-family	—	$—	5	$436	5	$436
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	1	49	—	—	1	49
Home equity loans and lines of credit	—	—	1	40	1	40
Other	—	—	—	—	—	—

Total	1	$49	6	$476	7	$525

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

On the basis of management’s review of its assets, at September 30, 2010, we classified approximately $11.0 million of our assets as special mention, $29.5 million as substandard, $165,000 as doubtful, and none as loss. At September 30, 2009, the Company classified approximately $12.8 million of our assets as special mention, $12.9 million as substandard, $104,000 as doubtful and none as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2010 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision and the Pennsylvania Department of Banking, as an integral part of its examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$5,815	$4,915	$4,206	$3,855	$3,563
Charge-offs:
Residential first mortgage loans:
One- to four-family	(190)	(117)	(60)	(7)	—
Construction	—	—	—	—	—
Commercial	(53)	(9)	(87)	—	—
Commercial real estate	(186)	(457)	—	—	—
Home equity loans and lines of credit	(107)	(20)	(19)	(2)	(7)
Other	(36)	—	(27)	(1)	(2)

Total charge-offs	$(572)	$(603)	$(193)	$(10)	$(9)

Recoveries:
Residential first mortgage loans:
One- to four-family	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	4	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	26	3	2	1	1

Total recoveries	$30	$3	$2	$1	$1

Net charge-offs	$(542)	$(600)	$(191)	$(9)	$(8)
Provision for loan losses	2,175	1,500	900	360	300

Balance at end of year	$7,448	$5,815	$4,915	$4,206	$3,855

Ratios:
Net charge-offs to average loans outstanding	0.07%	0.08%	0.03%	—%	—%
Allowance for loan losses to non-performing loans at end of year	68.48%	112.82%	124.81%	757.84%	809.87%
Allowance for loan losses to total loans at end of year	1.01%	0.79%	0.69%	0.67%	0.69%

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

	2010			2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$4,462	59.91%	80.80%	$3,796	65.28%	81.70%	$2,862	58.23%	80.30%
Construction	15	0.20	0.20	11	0.19	0.20	41	0.83	1.16
Commercial	204	2.74	2.20	248	4.27	2.20	182	3.70	1.68
Commercial real estate	1,556	20.89	10.60	1,116	19.19	9.20	1,222	24.86	9.76
Home equity loans and lines of credit	569	7.64	5.90	510	8.77	6.30	475	9.67	6.67
Other	22	0.29	0.30	33	0.56	0.40	30	0.61	0.43

Total allocated allowance	6,828	91.67	100.00	5,714	98.26	100.00	4,812	97.90	100.00
Unallocated allowance	620	8.33	—	101	1.74	—	103	2.10	—

Total allowance for loan losses	$7,448	100.00%	100.00%	$5,815	100.00%	100.00%	$4,915	100.00%	100.00%

	2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$2,241	53.28%	79.96%	$2,026	52.56%	80.36%
Construction	36	0.86	1.25	86	2.23	1.06
Commercial	177	4.21	1.23	133	3.45	1.09
Commercial real estate	986	23.44	9.34	773	20.05	8.43
Home equity loans and lines of credit	610	14.50	7.60	746	19.35	8.31
Other	49	1.17	0.62	46	1.19	0.75

Total allocated allowance	4,099	97.46	100.00	3,810	98.83	100.00
Unallocated allowance	107	2.54	—	45	1.17	—

Total allowance for loan losses	$4,206	100.00%	100.00%	$3,855	100.00%	100.00%

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

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our investment policy is reviewed annually by our ALCO/Investment management committee. All policy changes recommended by this management committee must be approved by the Board of Directors. The Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Controller, Lending Services Division Manager, Retail Services Division Manager and the Delivery Systems Division Manager. Authority to make investments under the approved guidelines is delegated by the Committee to appropriate officers. While general investment strategies are developed and authorized by the ALCO/Investment management committee, the execution of specific actions rests with the Chief Financial Officer.

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

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in the FHLBank Pittsburgh (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA) as well as commercial paper, corporate debt and municipal securities. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

At the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and GNMA and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and GNMA. At September 30, 2010, our mortgage-backed securities portfolio had a fair value of $187.3 million, consisting of Freddie Mac, Fannie Mae and GNMA mortgage-backed securities.

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

Equity Securities. At September 30, 2010, our equity securities were minimal.

In addition, we hold FHLBank Pittsburgh (FHLB) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.

The aggregate fair value of our FHLB common stock as of September 30, 2010 was $20.7 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at September 30, 2010 with a par value that was $5.9 million more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own was redeemed monthly by the FHLB. On December 23, 2008, the FHLB notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2010, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLBank Pittsburgh common stock) at the dates indicated.

	At September 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$182,046	$187,288	$182,448	$188,264	$148,199	$147,945
Obligations of state and political subdivisions	10,637	10,904	7,168	7,483	7,171	7,146
U.S. Government agency obligations	52,177	52,434	21,458	21,746	48,887	48,891
Corporate obligations	1,654	1,677	—	—	—	—

Total debt securities	246,514	252,303	211,074	217,493	204,257	203,982
Equity securities	12	38	12	73	79	96

Total investment securities available-for-sale	$246,526	$252,341	$211,086	$217,566	$204,336	$204,078

Investment securities held-to-maturity:
U.S. Government Agency obligations	$—	$—	$—	$—	$2,000	$2,023
Mortgage-backed securities	12,795	13,254	6,709	6,923	9,857	9,901

Total securities held to maturity	$12,795	$13,254	$6,709	$6,923	$11,857	$11,924

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government agency obligations	$5,974	4.33%	$36,184	2.42%	$10,018	2.50%	$—	—%	$52,176	$52,433	2.65%
Obligations of state and political subdivisions	—	—%	3,971	2.41%	1,717	4.07%	4,950	4.88%	10,638	10,904	3.83%
Mortgage-backed securities	837	5.03%	16	5.50%	26,654	4.18%	154,539	4.18%	182,046	187,289	4.17%
Corporate obligations	—	—%	1,654	5.15%	—	—%	—	—%	1,654	1,677	5.15%

Total debt securities	6,811	4.34%	41,825	2.52%	38,389	3.73%	159,489	4.21%	246,514	252,303	3.84%
Equity securities	12	—%	—	—%	—	—%	—	—%	12	38	—%

Total investment securities available for-sale	$6,823	4.33%	$41,825	2.52%	$38,389	3.73%	$159,489	4.21%	$246,526	$252,341	3.84%

Investment securities held-to-maturity:
Mortgage-backed securities	$471	4.50%	$498	4.50%	$1,796	4.70%	$10,030	3.92%	$12,795	$13,254	4.07%

Total securities held to maturity	$471	4.50%	$498	4.50%	$1,796	4.70%	$10,030	3.92%	$12,795	$13,254	4.07%

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

At September 30, 2010, our deposits totaled $540.4 million. Interest-bearing NOW, savings and club and money market deposits totaled $248.9 million at September 30, 2010. At September 30, 2010, we had a total of $261.1 million in certificates of deposit. Noninterest-bearing demand deposits totaled $30.4 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2010, we had a total of $70.6 million of brokered certificates of deposits, an increase of $48.7 million from the prior fiscal year end. Our brokered certificates of deposits range from one- to six-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2010			2009			2008
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$27,703	5.98%	—%	$24,711	6.31%	—%	$24,211	6.57%	—%
Interest bearing NOW	55,796	12.03	0.08	54,262	13.86	0.08	55,073	14.91	0.07
Money market	115,545	24.93	1.07	94,835	24.21	1.68	58,034	15.72	2.90
Savings and club	67,549	14.58	0.32	63,500	16.21	0.43	62,982	17.07	0.44
Certificates of deposit	196,863	42.48	2.49	154,365	39.41	3.26	168,763	45.73	4.19

Total deposits	$463,456	100.00%	1.88%	$391,673	100.00%	1.77%	$369,063	100.00%	2.46%

As of September 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $182.1 million. The following table sets forth the maturity of those certificates as of September 30, 2010.

At September 30, 2010
(In thousands)
Three months or less	$21,235
Over three months through six months	16,647
Over six months through one year	14,729
Over one year	129,474

Total	$182,085

At September 30, 2010, $93.9 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank and Federal Reserve Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)
Balance at end of year	$14,719	$48,091	$39,510
Maximum outstanding at any month end	$61,013	$73,162	$56,183
Average balance during year	$22,947	$48,171	$36,150
Weighted average interest rate at end of year	0.65%	0.43%	2.41%
Average interest rate during year	0.38%	0.82%	3.94%

At September 30, 2010, we had the ability to borrow approximately $496 million under our credit facilities with the FHLBank Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of June 30, 2010, ESSA Bank & Trust had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2010, we had 187 full-time employees and 37 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in ESSA Bank & Trust are insured by the Federal Deposit Insurance Corporation (FDIC) generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. ESSA Bank & Trust’s deposits, therefore, are subject to FDIC deposit insurance assessments.

The FDIC has adopted a temporary Transaction Account Guarantee (“TAG”) Program that provides unlimited insurance coverage for all non-interest bearing transaction accounts, including NOW accounts and IOLTA accounts. This temporary TAG program is scheduled to expire on December 31, 2010. In connection with the passage of the Dodd-Frank Act, the FDIC has adopted a new rule that provides full insurance coverage for all non-interest bearing transaction accounts, except NOW accounts and IOLTA accounts. The new rule becomes effective December 31, 2010 for a two-year period. As a result of this new rule, the FDIC has decided not to extend the coverage of its TAG program.

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

On November 9, 2010, the Federal Deposit Insurance Corporation published a notice of a proposed rulemaking under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) to reform the deposit insurance assessment system. The proposal would redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule would base assessments on an institution’s total assets as opposed to total deposits. The proposal is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding. There are no assurances when the Federal Deposit Insurance Corporation will issue a final rule reforming the deposit insurance assessment system and what that final rule may ultimately provide. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

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

In addition, on November 12, 2009, the FDIC issued a final rule requiring all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. Under the terms of the new rule, we made a payment of $1.7 million to the FDIC on December 30, 2009. We recorded the payment as a prepaid expense, which will be amortized to expense over three years.

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

Prompt Corrective Action

Under federal regulations, a savings association is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Office of Thrift Supervision may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2010, the Bank was a “well-capitalized institution” for this purpose.

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

Dodd-Frank Act

Profound legislative and regulatory changes in banking, and the regulation of banks, savings associations, and other financial institutions as well as bank holding companies and thrift holding companies powers are likely as a result of the passage and signing into law, in July 2010, of the Dodd-Frank Act. This new legislation calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Dodd-Frank Act also includes the creation of a new federal bureau within the Federal Reserve designed to enforce consumer protection laws. The Consumer Financial Protection Bureau (“CFPB”) will have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPB will be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPB will serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. As a result of this new legislation, we may become subject to multiple laws affecting our provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

Additionally, the Dodd-Frank Act establishes the Financial Stability Oversight Council, which will focus on identifying, monitoring and addressing systemic risks in the financial system and reorganize bank supervision by identifying clear lines of regulatory responsibility for the FDIC, the OCC and the Federal Reserve. The effect of this legislation is likely to include a requirement for increased capital and liquidity undertakings on the part of regulated financial institutions, as well as greater oversight over market and business practices that we and these firms may implement.

Finally, the Dodd-Frank Act eliminated the Office of Thrift Supervision and requires it to be merged into the Office of the Comptroller of the Currency, the regulator of the national bank system. As a result of the elimination of the Office of Thrift Supervision, which is not expected to occur before July 2011, ESSA Bancorp, Inc. will be regulated by the Federal Reserve Board and ESSA Bank & Trust will be regulated by the Office of the FDIC, as its primary federal banking regulator, and the Pennsylvania Department of Banking.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if ESSA Bank & Trust failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should ESSA Bank & Trust make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2010, ESSA Bank & Trust’s total federal pre-1988 reserve was approximately $4.3 million. This reserve reflects the cumulative effects of federal tax deductions by ESSA Bank & Trust for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2010, ESSA Bank & Trust had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2010, ESSA Bank & Trust had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from ESSA Bank & Trust as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bank & Trust’s federal income tax returns have not been audited in the most recent five-year period. The 2006, 2007, 2008 and 2009 tax years remain open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal year 2010 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. ESSA Bank & Trust is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts ESSA Bank & Trust from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of ESSA Bank & Trust. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A.	Risk Factors

Financial reform legislation recently enacted will, among other things, change our holding company and bank regulators, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which is the current primary federal regulator for ESSA Bancorp, will cease to exist one year from the date of the new law’s enactment. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including ESSA Bancorp. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.

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

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

From September, 2007 through December, 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 0.25%. The federal funds rate has remained at 0.25% since December 2008 and is expected to remain at or around that level for an extended period of time. While these short term market interest rates (which we use as a guide to price our deposits) decreased, longer term market interest rates (which we use as a guide to price our longer term loans) have also decreased but not to the same degree. With the decline in shorter term market interest rates the Company’s cost of funds declined. This decline in our cost of funds was initially beneficial to our net interest spread. However, as short term market rates have remained low and longer term interest rates have also declined, the Company’s net interest spread decreased from 2.40% for the year ended September 30, 2009 to 2.34% for the year ended September 30, 2010. If market rates remain at these historic lows, there could be further negative pressure exerted on our net interest spread.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2010, the fair value of our debt securities available for sale totaled $252.3 million. Unrealized net gains on these available for sale securities totaled approximately $5.8 million at September 30, 2010 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in ESSA Bank & Trust’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At September 30, 2010, in the event of an immediate 200 basis point increase in interest rates, the Office of Thrift Supervision model projects that we would experience a $25.6 million, or 15%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Concentration of loans in our primary market area, which has experienced an economic downturn, may increase the risk of increased nonperforming assets.

Our success depends primarily on the general economic conditions in the Pennsylvania counties of Monroe and Northampton, as nearly all of our loans are to customers in these markets. Accordingly, the local economic conditions in this market area have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a continuation of the decline in real estate values in this market area would also lower the value of the collateral securing loans on properties in this market area. In addition, continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Continued and sustained deterioration in the housing sector and related markets and prolonged elevated unemployment levels may adversely affect our business and financial results.

During 2009 and the beginning of 2010, general economic conditions continued to worsen nationally as well as in our market area. While we did not invest in sub-prime mortgages and related investments, our lending business is tied significantly to the housing market. Declines in home prices, and increases in foreclosures and unemployment levels, have adversely impacted the credit performance of real estate loans, resulting in the write-down of asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. The ongoing concern about the economy in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely affect our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

Recent Negative Developments in the Financial Industry and the Domestic and International Credit Markets may Adversely Affect our Operations and Results.

Negative developments in the latter half of 2007, during 2008 and continuing through 2010 in the global credit and securitization markets resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2011. Loan portfolio quality has deteriorated at many institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2010, $78.1 million, or 10.6%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2010, our largest commercial real estate lending relationship was $7.1 million of loans located in Monroe County, Pennsylvania and secured by real estate. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

A Substantial Decline in the Value of Our FHLB Common Stock May Adversely Affect Our Financial Condition.

We own common stock of the FHLB in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair value of our FHLB common stock was $20.7 million as of September 30, 2010.

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

Recent health care legislation could increase our expenses or require us to pass further costs on to our employees, which could adversely affect our operations, financial condition and earnings.

Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees. Companies will also be required to enroll new employees automatically into their health plans. Compliance with these and other new requirements of the health care legislation will increase our employee benefits expense, and may require us to pass these costs on to our employees, which could give us a competitive disadvantage in hiring and retaining qualified employees.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information as of September 30, 2010 with respect to our main office located in Stroudsburg, Pennsylvania, and our seventeen full service branch offices. During the year ended September 30, 2010, the Company opened four new branches. The branches included one free standing branch in Mountainhome, Pennsylvania (Monroe County), two supermarket branches, one in Allentown, Pennsylvania and another in Schnecksville, Pennsylvania (both in Lehigh County) and a supermarket branch in Bethlehem, Pennsylvania (Northampton County).

Location	Leased or Owned	Year Acquired or Leased	Square Footage
Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

Route 940 HC 1 Box 1192 Blakeslee, PA 18610	Owned	2002	2,688

Route 209 & Lake Mineola Road P.O. Box 35 Brodheadsville, PA 18301	Owned	1983	4,100

Route 209 7001 Milford Road East Stroudsburg, PA 18324	Leased	1997	1,700

Routes 209 & 447 695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	420

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

Route 209 P.O. Box 1009 Marshalls Creek, PA 18335	Leased	1991	2,627

Mount Pocono Plaza 601 Route 940 Mt. Pocono, PA 18344	Leased	1999	536

1309 Blue Valley Drive Pen Argyl, PA 18072	Leased	2001	444

744 Main Street P.O. Box L Stroudsburg, PA 18360	Owned	1985	12,000

Route 611 1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

Location	Leased or Owned	Year Acquired or Leased	Square Footage
Route 611 RR1 Box 402 Tannersville, PA 18372	Leased	1993	611

Route 209 & Weir Lake Road P.O. Box 271 Brodheadsville, PA 18322	Leased	1997	576

Route 611 Tannersville Plaza Tannersville, PA 18372	Leased	2007	2,500

975 Route 390 Mountainhome, PA 18326	Owned	2010	2,912

1500 N. Cedar Crest Blvd Unit 2 Allentown, PA 18104	Leased	2010	530

5580 Crawford Drive Bethlehem, PA 18017	Leased	2010	468

5020 Route 873 Schnecksville, PA 18078	Leased	2010	460

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

The net book value of our premises, land and equipment was $12.2 million at September 30, 2010.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2010 was 2,439. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp, Inc.’s common stock for the periods ended September 30, 2009 and September 30, 2010. The following information was provided by the Nasdaq Stock Market.

Fiscal 2010	High	Low	Dividends
Quarter ended September 30, 2010	$12.87	$10.75	$0.05
Quarter ended June 30, 2010	13.38	11.65	0.05
Quarter ended March 31, 2010	13.21	11.55	0.05
Quarter ended December 31, 2009	13.54	11.70	0.05

Fiscal 2009	High	Low	Dividends
Quarter ended September 30, 2009	$13.90	$12.53	$0.05
Quarter ended June 30, 2009	14.07	12.82	0.04
Quarter ended March 31, 2009	14.25	11.40	0.04
Quarter ended December 31, 2008	14.13	11.13	0.04

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

The sources of funds for the payment of a cash dividend are the retained proceeds from the initial sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to ESSA Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from ESSA Bank & Trust. For a discussion of the limitations applicable to ESSA Bank & Trust’s ability to pay dividends, see “Item 1. Business—Supervision and Regulation.”

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock between April 4, 2007 and September 30, 2010, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

ESSA BANCORP, INC.

	Period Ending
Index	04/04/07	09/30/07	03/31/08	09/30/08	03/31/09	09/30/09	03/31/10	09/30/10
ESSA Bancorp, Inc.	100.00	94.65	99.75	118.72	114.38	114.32	109.38	104.14
SNL Thrift Index	100.00	91.79	61.45	47.28	34.37	36.21	41.18	36.16
Russell 2000	100.00	99.91	85.90	85.44	53.69	77.29	87.39	87.60

Source: SNL Financial LC, Charlottesville, NC

On May 27, 2008, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 15% of the Company’s outstanding shares of common stock. In June 2009 the Company announced the completion of its 15% repurchase program, having purchased 2,547,135 shares at a weighted average cost of $13.14. In June 2009 the Company announced a second repurchase program to purchase up to an additional 10% of its outstanding stock. In October 2010 the Company announced the completion of the second repurchase program, having purchased 1,499,100 shares at a weighted average cost of $12.36. In October 2010, the Company announced a third repurchase program to purchase up to an additional 5% of its outstanding stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions. Repurchased stock will be held as treasury stock and will be available for general corporate purposes. No time limit was placed on the duration of the share repurchase program. As of September 30, 2010, 394,000 shares have been repurchased as described in the following table:

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2010 through July 31, 2010	113,900	$12.53	113,900	303,762
August 1, 2010 through August 31, 2010	94,600	11.07	94,600	209,162
September 1, 2010 through September 30, 2010	185,500	11.43	185,500	23,662

Total	394,000	$11.66	394,000

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of ESSA Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At September 30,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,071,997	$1,042,119	$993,482	$910,415	$725,796
Cash and cash equivalents	10,890	18,593	12,614	16,779	12,730
Investment securities:
Available for sale	252,341	217,566	204,078	205,267	89,122
Held to maturity	12,795	6,709	11,857	17,130	19,715
Loans, net	730,842	733,580	706,890	619,845	556,677
Federal Home Loan Bank stock	20,727	20,727	19,188	16,453	13,675
Premises and equipment	12,189	10,620	10,662	11,277	11,447
Bank owned life insurance	15,618	15,072	14,516	13,941	13,376
Deposits	540,410	408,855	370,529	384,716	402,153
Borrowed funds	350,076	438,598	412,757	313,927	259,299
Equity	171,623	185,506	200,086	204,692	58,337

	For the Years Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Data:
Interest income	$49,257	$52,733	$52,065	$45,510		$36,451
Interest expense	21,306	23,739	25,642	23,805		19,217

Net interest income	27,951	28,994	26,423	21,705		17,234
Provision for loan losses	2,175	1,500	900	360		300

Net interest income after provision for loan losses	25,776	27,494	25,523	21,345		16,934
Non-interest income	6,708	5,728	4,803	5,496		5,518
Non-interest expense	26,128	24,113	21,181	31,185		16,685

Income (loss) before income tax expense	6,356	9,109	9,145	(4,344)		5,767
Income tax expense	1,844	2,553	3,068	782		1,813

Net income (loss)	$4,512	$6,556	$6,077	$(5,126)		$3,954

Earnings (loss) per share [1]
Basic	$0.36	$0.47	$0.39	$(0.47)	$	N/A

Diluted	$0.36	$0.47	$0.38	$(0.47)	$	N/A

(1)	Earnings per share for 2007 are calculated for the period beginning with the Company’s date of conversion of April 3, 2007 and are based on a net loss of $(7,289).

	At or For the Years Ended September 30,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.43%	0.64%	0.63%	(0.62)%	0.58%
Return on average equity	2.49%	3.42%	2.92%	(3.88)%	6.96%
Interest rate spread (1)	2.34%	2.40%	2.09%	2.18%	2.46%
Net interest margin (2)	2.78%	2.93%	2.88%	2.78%	2.70%
Efficiency ratio (3)	75.39%	69.45%	67.83%	116.18%	73.33%
Noninterest expense to average total assets	2.49%	2.34%	2.21%	3.78%	2.45%
Average interest-earning assets to average interest-bearing liabilities	121.11%	123.00%	128.60%	120.21%	108.00%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.20%	0.74%	0.40%	0.06%	0.07%
Non-performing loans as a percent of total loans	1.47%	0.70%	0.55%	0.09%	0.08%
Allowance for loan losses as a percent of non-performing loans	68.48%	112.82%	124.81%	757.83%	809.87%
Allowance for loan losses as a percent of total loans	1.01%	0.79%	0.69%	0.67%	0.69%
Capital Ratios:
Total risk-based capital (to risk weighted assets)	32.60%	31.00%	30.30%	32.84%	15.77%
Tier 1 risk-based capital (to risk weighted assets)	31.35%	29.86%	29.42%	31.88%	14.79%
Tangible capital (to tangible assets)	15.07%	15.17%	15.50%	16.61%	8.06%
Tier 1 leverage (core) capital (to adjusted tangible assets)	15.07%	15.17%	15.50%	16.61%	8.06%
Average equity to average total assets	17.26%	18.59%	21.77%	15.98%	8.36%
Other Data:
Number of full service offices	17	13	13	13	12

(1)	The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;

•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;

•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;

•	Remaining within our risk management parameters; and

•	Employing affordable technology to increase profitability and improve customer service.

We intend to continue to pursue our business strategy, subject to changes necessitated by future market conditions and other factors. We also intend to focus on the following:

•

Increasing customer relationships through a continued commitment to service and enhancing products and delivery systems. We will continue to increase customer relationships by focusing on customer satisfaction with regard to service, products, systems and operations. We have upgraded and expanded certain of our facilities, including our corporate center and added additional branches to provide additional capacity to manage future growth and expand our delivery systems.

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

•

Expanding our banking franchise through branching and acquisitions. We will attempt to use the net proceeds from the 2007 offering, as well as our new stock holding company structure, to expand our market footprint through de novo branching as well as through acquisitions of banks, savings institutions and other financial service providers in our primary market area. We will also consider establishing de novo branches or acquiring financial institutions in contiguous counties. During our second quarter, we completed construction on a new branch in Monroe County. During our third quarter, we entered into leases for two supermarket branches in Lehigh County and one supermarket branch in Northampton County. We will continue to review and assess locations for new branches both within Monroe County and the contiguous counties around Monroe. There can be no assurance that we will be able to consummate any acquisitions or establish any additional new branches. We may explore acquisition opportunities involving other banks and thrifts, and possibly financial service companies, when and as they arise, as a means of supplementing internal growth, filling gaps in our current geographic market area and expanding our customer base, product lines and internal capabilities, although we have no current plans, arrangements or understandings to make any acquisitions.

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

Comparison of Financial Condition at September 30, 2010 and September 30, 2009

Total Assets. Total assets increased $29.9 million, or 2.9%, to $1.07 billion at September 30, 2010, compared to $1.04 billion at September 30, 2009. This increase was primarily due to increases in investment securities available for sale and investment securities held to maturity, offset in part by decreases in interest bearing deposits with institutions and certificates of deposit.

Cash and Due from Banks. Cash and due from banks increased $351,000 or 4.9% to $7.5 million at September 30, 2010 from $7.1 million at September 30, 2009. The primary reason for this increase was an increase in the Company’s cash balance at the Federal Reserve Bank of Philadelphia and increases in the Company’s cash on hand at the Bank’s branch locations. Both of these cash balances fluctuate based on the customer trends and demands within our branch network.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $8.1 million, or 70.1%, to $3.4 million at September 30, 2010 from $11.5 million at September 30, 2009. The primary reason for the decrease was a decrease in the Company’s interest bearing demand deposit account at the FHLBank Pittsburgh of $8.1 million. The decrease was primarily due to the use of funds to repurchase Company common stock and pay dividends.

Investment Securities Available for Sale. Investment securities available for sale increased $34.8 million, or 16.0% to $252.3 million at September 30, 2010 from $217.6 million at September 30, 2009. The increase was due primarily to an increase of $30.7 million in the Company’s portfolio of United States government agency securities. The growth in the United States government agency securities was due to an investment strategy focused on shorter duration securities.

Investment Securities Held to Maturity. Investment securities held to maturity increased $6.1 million or 90.7% to $12.8 million at September 30, 2010 from $6.7 million at September 30, 2009. The primary reason for this increase was the purchase, during the second quarter, of $10.2 million of mortgage-backed securities issued by United States government sponsored agencies or entities as part of a leverage strategy to take advantage of a steep yield curve.

Net Loans. Net loans decreased $2.7 million, or 0.37%, to $730.8 million at September 30, 2010 from $733.6 million at September 30, 2009. The primary reason for the decrease in net loans has been the significant decrease in demand for loans by qualified borrowers. One to four family residential mortgages decreased by $7.7 million to $596.2 million at September 30, 2010 from $603.8 million at September 30, 2009. For the same period, commercial real estate loans increased by $10.0 million to $78.1 million at September 30, 2010 from $68.0 million at September 30, 2009, construction loans outstanding decreased by $405,000 to $1.3 million at September 30, 2010 from $1.7 million at September 30, 2009, and commercial loans increased by $117,000 to $16.6 million at September 30, 2010 from $16.5 million at September 30, 2009.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock was unchanged at $20.7 million at September 30, 2010 from September 30, 2009. The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLB in an amount not less than 35 basis points of the outstanding member asset value plus 4.6% of its’ outstanding FHLB borrowings, as calculated throughout the year. FHLB borrowings outstanding at September 30, 2010 were $285.1 million compared to borrowings of $343.6 million at September 30, 2009.

Deposits. Deposits increased by $131.6 million, or 32.2%, to $540.4 million at September 30, 2010 from $408.9 million at September 30, 2009. The increase in deposits was primarily due to increases in money market accounts of $10.0 million, savings and club accounts of $1.5 million, brokered certificates of deposit of $48.7 million, non-interest bearing demand accounts of $5.0 million, and retail certificates of deposit of $59.3 million. The increase in brokered certificates was the result of the Company’s decision to purchase certificates based on the cost of those certificates compared to other available funding sources. Included in the retail certificates of deposit at September 30, 2010 was an increase of $72.8 million in corporate jumbo certificates. Money market accounts increased in part in response to rate promotions for that product along with customers reinvesting proceeds of certificate of deposit maturities. At September 30, 2010, the Company had $70.6 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, decreased $88.5 million or 20.2% to $350.1 million at September 30, 2010 from $438.6 million at September 30, 2009. Included in borrowed funds at September 30, 2010 were $65.0 million of repurchase agreements with various financial institution third parties. Except for these borrowings all borrowed funds are from the FHLB. The decrease in borrowed funds was primarily due to the use of cheaper funding sources to replace maturing FHLB borrowings.

Stockholders’ Equity. Stockholders’ equity decreased by $13.9 million, or 7.5% to $171.6 million at September 30, 2010 from $185.5 million at September 30, 2009. This decrease was primarily the result of stock repurchases of $17.2 million funded by proceeds of investment maturities and the payment of cash dividends of $2.6 million which were partially offset by net income of $4.5 million for the year ending September 30, 2010.

Comparison of Operating Results for the Years Ended September 30, 2010 and September 30, 2009

Net Income. Net income decreased $2.0 million to $4.5 million for the fiscal year ended September 30, 2010 from $6.6 million for the fiscal year ended September 30, 2009. The decrease was primarily the result of decreases in net interest income and increases in provision for loan losses and non-interest expense. These decreases were partially offset by increases in non-interest income.

Net Interest Income. Net interest income decreased by $1.0 million, or 3.6%, to $28.0 million for fiscal year 2010 from $29.0 million for fiscal year 2009. The decrease was primarily attributable to a decrease of six basis points in the interest rate spread to 2.34% for fiscal year 2010 from 2.40% for fiscal year 2009, and a decrease in net average interest-earning assets of $9.5 million.

Interest Income. Interest income decreased $3.5 million or 6.6% to $49.3 million for fiscal year 2010 from $52.7 million for fiscal year 2009. The decrease resulted from a 44 basis point decrease in the overall yield on interest earning assets to 4.91% for fiscal year 2010 from 5.35% for fiscal year 2009 which decreased interest income by $4.2 million. This decrease was partially offset by a $17.4 million increase in average interest earning assets which had the effect of increasing interest income by $725,000. The average balance of loans during 2010 increased $2.1 million over the average balance during 2009, along with increases in the average balance of investment securities of $8.7 million and in mortgage-backed securities of $1.6 million. In addition, average Federal Home Loan Bank stock increased $292,000 and the average balance of other interest earning assets increased $4.6 million. The primary reason for the increase in investment securities was the investment of deposit and loan proceeds in excess of those needed to fund loan growth. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLB in an amount not less than 45 basis points of the outstanding FHLB member asset value plus 4.6% of its outstanding FHLB borrowings, as calculated throughout the year. On December 23, 2008, the FHLB notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The increase in average other interest earning assets was the result of an increase in the average balance of interest earning deposits held by the Company in its FHLB demand account of $4.6 million. The average yield on loans decreased to 5.51% for the fiscal year 2010, from 5.76% for the fiscal year 2009. The average yields on investment securities decreased to 2.72% from 3.89% and the average yields on mortgage backed securities decreased to 3.97% from 4.77% for the 2010 and 2009 periods, respectively.

Interest Expense. Interest expense decreased $2.4 million, or 10.3% to $21.3 million for fiscal year 2010 from $23.7 million for fiscal year 2009. The decrease resulted from a 38 basis point decrease in the overall cost of interest-bearing liabilities to 2.57% for fiscal 2010 from 2.95% for fiscal 2009 which decreased interest expense by $2.4 million. A $26.9 million increase in average interest-bearing liabilities had the effect of decreasing interest expense by $56,000 as borrowed funds matured and were replaced by lower cost alternatives. Average savings and club accounts increased by $4.0 million, average NOW accounts increased $1.5 million, average money market accounts increased $20.7 million and average certificates of deposit increased $42.5 million. For fiscal 2010, average borrowed funds decreased $41.9 million over 2009. The cost of money market accounts decreased to 1.07% for fiscal year 2010 from 1.68% for fiscal year 2009. The cost of certificates of deposit decreased to 2.49% from 3.26% and the cost of borrowed funds decreased to 3.78% from 3.85% for fiscal 2010 and 2009, respectively.

Provision for Loan Losses. ESSA Bancorp, Inc. establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $2.2 million for fiscal year 2010 compared to a $1.5 million provision for the 2009 fiscal year. At September 30, 2010, the Company had 12 commercial loan relationships whose loans were judged by management to be impaired. Of these twelve relationships, ten commercial real estate relationships with combined outstanding loans of $2.9 million had an allocation of the allowance for loan loss amounting to $86,000. Two commercial business relationships with combined loans of $52,000 had an allocation of the allowance for loan loss amounting to $47,000. These specific allowance allocations were also considered in the Company’s evaluation for its provision for loan losses for the fiscal year ended September 30, 2010. The allowance for loan losses was $7.4 million or 1.01% of loans outstanding at September 30, 2010, compared to $5.8 million, or 0.79% of loans outstanding at September 30, 2009.

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

Non-Interest Income. Non-interest income increased $980,000 or 17.1%, to $6.7 million for the year ended September 30, 2010, from $5.7 million for the comparable 2009 period. This increase was primarily due to increases in gain on sale of investments, net of $1.0 million for fiscal 2010 compared to fiscal 2009.

Non-Interest Expense. Non-interest expense increased $2.0 million, or 8.4%, to $26.1 million for fiscal year 2010 from $24.1 million for the comparable period in 2009. The primary reasons for the increase were increases in compensation and employee benefits of $404,000, FDIC premiums of $139,000 and loss on foreclosed real estate of $1.2 million. Compensation and employee benefits increased primarily as a result of hiring additional employees to staff the Company’s branch expansion. FDIC premiums increased as a result of increases in the assessment rates of FDIC insurance as well as deposit growth. Loss on foreclosed real estate increased because the Company incurred a $1.2 million write down in the first fiscal quarter in 2010 related to a single property in the Bank’s foreclosed real estate portfolio.

Income Taxes. Income tax expense of $1.8 million was recognized for fiscal year 2010 compared to an income tax expense of $2.6 million recognized for fiscal year 2009. The decrease was primarily the result of a decrease of $2.8 million in income before taxes for the year ended September 30, 2010 compared to 2009.

Comparison of Operating Results for the Years Ended September 30, 2009 and September 30, 2008

Net Income. Net income increased $479,000 to $6.6 million for the fiscal year ended September 30, 2009 from $6.1 million for the fiscal year ended September 30, 2008. The increase was primarily the result of increases in net interest income and non-interest income, and a one-time tax benefit related to the write down of Fannie Mae preferred stock. These increases were partially offset by increases in non-interest expense.

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

Interest Income. Interest income increased $668,000 or 1.3% to $52.7 million for fiscal year 2009 from $52.1 million for fiscal year 2008. The increase resulted from a $69.6 million increase in average interest-earning assets which had the effect of increasing interest income by $4.3 million. This increase was partially offset by a 33 basis point decrease in the overall yield on interest earning assets to 5.35% for fiscal year 2009, from 5.68% for fiscal year 2008 which decreased interest income by $3.6 million. The average balance of loans during 2009 increased $68.1 million over the average balance during 2008, along with a decrease in the average balance of investment securities of $37.2 million and an increase in mortgage-backed securities of $38.4 million. In addition, average Federal Home Loan Bank stock increased $2.6 million along with a decrease in the average balance of other interest earning assets of $2.4 million. The primary reason for the decrease in investment securities was the partial reinvestment of maturities into mortgage-backed securities along with the use of maturities to repurchase Company stock. The primary reason for the increase in mortgage backed securities was the partial reinvestment of loan sale proceeds, borrowing proceeds and maturing investment proceeds into these assets. Average FHLB stock increased as a result of the Bank’s increase in borrowings from the FHLB. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLB in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity or 1/20 of its outstanding FHLB borrowings, whichever is greater, as calculated throughout the year. On December 23, 2008, the FHLB notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The decrease in average other interest earning assets was the result of a decrease in the average balance of interest earning deposits held by the Company in its FHLB demand account of $2.4 million. The average yield on loans decreased to 5.76% for the fiscal year 2009, from 6.03% for the fiscal year 2008. The average yields on investment securities decreased to 3.89% from 4.77% and the average yields on mortgage backed securities decreased to 4.77% from 4.93% for the 2009 and 2008 periods, respectively.

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

	For the Years Ended September 30,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1) (2)	$736,540	$40,598	5.51%	$734,421	$42,290	5.76%	$666,284	$40,180	6.03%
Investment securities
Taxable(3)	44,148	916	2.07%	35,231	1,150	3.26%	72,287	3,301	4.75%
Exempt from federal income tax(3) (4)	7,025	315	6.79%	7,211	331	6.95%	7,347	331	6.81%

Total investment securities	51,173	1,231	2.72%	42,442	1,481	3.89%	79,634	3,632	4.77%
Mortgage-backed securities	186,748	7,421	3.97%	185,147	8,840	4.77%	146,723	7,235	4.93%
Federal Home Loan Bank stock	20,727	—	0.00%	20,435	112	0.55%	17,820	766	4.30%
Other	10,633	7	0.07%	6,024	10	0.17%	8,454	252	2.98%

Total interest-earning assets	1,005,821	49,257	4.91%	988,469	52,733	5.35%	918,915	52,065	5.68%
Allowance for loan losses	(6,547)			(5,167)			(4,406)
Noninterest-earning assets	50,609			47,133			42,675

Total assets	$1,049,883			$1,030,435			$957,184

Interest-bearing liabilities:
NOW accounts	$55,796	42	0.08%	$54,262	45	0.08%	$55,073	42	0.07%
Money market accounts	115,545	1,235	1.07%	94,835	1,591	1.68%	58,034	1,684	2.90%
Savings and club accounts	67,549	213	0.32%	63,500	271	0.43%	62,982	277	0.44%
Certificates of deposit	196,863	4,896	2.49%	154,365	5,035	3.26%	168,763	7,063	4.19%
Borrowed funds	394,772	14,920	3.78%	436,671	16,797	3.85%	369,719	16,576	4.48%

Total interest-bearing liabilities	830,525	21,306	2.57%	803,633	23,739	2.95%	714,571	25,642	3.59%
Non-interest bearing demand accounts	27,703			24,711			24,211
Noninterest-bearing liabilities	10,473			10,546			10,013

Total liabilities	868,701			838,890			748,795
Equity	181,182			191,545			208,389

Total liabilities and equity	$1,049,883			$1,030,435			$957,184

Net interest income		$27,951			$28,994			$26,423

Interest rate spread			2.34%			2.40%			2.09%
Net interest-earning assets	$175,296			$184,836			$204,344

Net interest margin(5)			2.78%			2.93%			2.88%
Average interest-earning assets to average interest-bearing liabilities		121.11%			123.00%			128.60%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized revenues (costs) on loans totaling $95,000 in 2010, $141,000 for 2009, and $287,000 for 2008.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2010 vs. 2009			For the Years Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$120	$(1,812)	$(1,692)	$3,753	$(1,643)	$2,110
Investment securities	521	(771)	(250)	(1,389)	(762)	(2,151)
Mortgage-backed securities	77	(1,496)	(1,419)	1,832	(227)	1,605
Federal Home Loan Bank stock	2	(114)	(112)	132	(786)	(654)
Other	5	(8)	(3)	(57)	(185)	(242)

Total interest-earning assets	725	(4,201)	(3,476)	4,271	(3,603)	668
Interest-bearing liabilities:
NOW accounts	(3)	—	(3)	—	4	4
Money market accounts	301	(657)	(356)	581	(674)	(93)
Savings and club accounts	19	(77)	(58)	3	(9)	(6)
Certificates of deposit	1,205	(1,344)	(139)	(563)	(1,465)	(2,028)
Borrowed funds	(1,578)	(299)	(1,877)	985	(765)	220

Total interest-bearing liabilities	(56)	(2,377)	(2,433)	1,006	(2,909)	(1,903)

Net change in interest income	$781	$(1,824)	$(1,043)	$3,265	$(694)	$2,571

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

The table below sets forth, as of September 30, 2010, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$123,334	$(47,704)	(28%)	12.07%	(340)
+200	145,486	(25,552)	(15%)	13.80%	(167)
+100	162,565	(8,473)	(5%)	15.00%	(47)
+50	167,432	(3,606)	(2%)	15.29%	(18)
—	171,038			15.47%
-50	172,214	1,176	1%	15.46%	—
-100	171,652	614	0%	15.36%	(11)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2010, in the event of an immediate 100 basis point decrease in interest rates, we would experience no change in net portfolio value. In the event of an immediate 100 basis point increase in interest rates, we would experience a 5% decrease in net portfolio value.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2010, $10.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $7.3 million at September 30, 2010. As of September 30, 2010, we had $285.1 million in borrowings outstanding from the FHLBank Pittsburgh and $65.0 million in repurchase agreements. We have access to Federal Home Loan Bank advances of up to approximately $496 million.

At September 30, 2010, we had $45.1 million in loan commitments outstanding, which included $5.1 million in undisbursed construction loans, $20.9 million in unused home equity lines of credit and $3.8 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2010 totaled $93.9 million, or 36.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $7.4 million, $9.6 million and $10.7 million for the years ended September 30, 2010, 2009 and 2008, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $38.7 million, $38.8 million and $89.5 million in fiscal years 2010, 2009 and 2008, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $143.0 million, $126.2 million and $119.5 million in the years ended September 30, 2010, 2009 and 2008, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $112.0 million, $124.4 million and $124.8 million in the years ended September 30, 2010, 2009 and 2008, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $23.6 million in fiscal year 2010, $35.2 million in fiscal year 2009 and $74.6 million in fiscal year 2008. In addition, during fiscal 2010 we used $17.0 million and in fiscal 2009 we used $25.9 million to repurchase our stock as part of previously disclosed stock repurchase plans.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt	$89,247	$166,100	$60,010	$20,000	$335,357
Operating leases	563	833	639	1,757	3,792
Certificates of deposit	93,883	81,034	73,511	12,655	261,083

Total	$183,693	$247,967	$134,160	$34,412	$600,232

Commitments to extend credit	$24,993	$—	$—	$20,101	$45,094

We also have obligations under our post retirement plan as described in note 14 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $500,000 to our post retirement plan in 2011.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see note 12 of the notes to the Consolidated Financial Statements.

For fiscal year 2010, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are included in Part III, Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principle Executive Officer and Principle Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principle Executive Officer and Principle Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. See the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Nominees for Directors,” “— Continuing Directors,” “— Board Meetings and Committees,” “— Executive Officers of the Bank Who Are Not Also Directors,” “Corporate Governance, Code of Ethics and Business conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on March 3, 2011 (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2010 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

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

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)     Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheet - at September 30, 2010 and 2009

(C)	Consolidated Statement of Income - Years ended September 30, 2010, 2009 and 2008

(D)	Consolidated Statement of Changes In Stockholders’ Equity - Years ended September 30, 2010, 2009 and 2008

(E)	Consolidated Statement of Cash Flows - Years ended September 30, 2010, 2009 and 2008

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

23	Consent of S.R. Snodgrass, A.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited ESSA Bancorp, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010, and our report dated December 14, 2010, expressed an unqualified opinion.

/s/ S.R. Snodgrass, A.C.

Wexford, PA

December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of ESSA Bancorp, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2010, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgrass, A.C.

Wexford, PA

December 14, 2010

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2010	2009
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,454	$7,103
Interest-bearing deposits with other institutions	3,436	11,490

Total cash and cash equivalents	10,890	18,593
Certificates of deposit	—	5,355
Investment securities available for sale	252,341	217,566
Investment securities held to maturity (fair value of $13,254 and $6,923)	12,795	6,709
Loans receivable (net of allowance for loan losses of $7,448 and $5,815)	730,842	733,580
Federal Home Loan Bank stock	20,727	20,727
Premises and equipment	12,189	10,620
Bank-owned life insurance	15,618	15,072
Foreclosed real estate	2,034	2,579
Other assets	14,561	11,318

TOTAL ASSETS	$1,071,997	$1,042,119

LIABILITIES
Deposits	$540,410	$408,855
Short-term borrowings	14,719	48,091
Other borrowings	335,357	390,507
Advances by borrowers for taxes and insurance	1,465	1,377
Other liabilities	8,423	7,783

TOTAL LIABILITIES	900,374	856,613

Commitment and contingencies (Notes 12 and 13)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 13,482,612 and 14,878,620 outstanding at September 30, 2010 and 2009, respectively)	170	170
Additional paid-in capital	164,494	162,243
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(11,891)	(12,339)
Retained earnings	64,272	62,337
Treasury stock, at cost; 3,498,288 and 2,102,280 shares outstanding at September 30, 2010 and 2009, respectively	(44,870)	(27,695)
Accumulated other comprehensive income (loss)	(552)	790

TOTAL STOCKHOLDERS’ EQUITY	171,623	185,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,071,997	$1,042,119

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2010	2009	2008
	(dollars in thousands)
INTEREST INCOME
Loans receivable	$40,598	$42,290	$40,180
Investment securities:
Taxable	8,337	9,990	10,536
Exempt from federal income tax	315	331	331
Other investment income	7	122	1,018

Total interest income	49,257	52,733	52,065

INTEREST EXPENSE
Deposits	6,386	6,942	9,066
Short-term borrowings	88	395	1,424
Other borrowings	14,832	16,402	15,152

Total interest expense	21,306	23,739	25,642

NET INTEREST INCOME	27,951	28,994	26,423
Provision for loan losses	2,175	1,500	900

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,776	27,494	25,523

NONINTEREST INCOME
Service fees on deposit accounts	3,191	3,181	3,480
Services charges and fees on loans	515	567	624
Trust and investment fees	842	847	864
Impairment loss on securities	—	(68)	(802)
Gain on sale of investments, net	1,220	178	—
Gain on sale of loans, net	354	430	—
Earnings on bank-owned life insurance	547	556	575
Other	39	37	62

Total noninterest income	6,708	5,728	4,803

NONINTEREST EXPENSE
Compensation and employee benefits	14,981	14,577	12,650
Occupancy and equipment	2,951	2,916	2,839
Professional fees	1,491	1,376	1,432
Data processing	1,971	1,886	1,866
Advertising	626	672	630
Federal Deposit Insurance Corporation (“FDIC”) premiums	821	682	48
Loss on foreclosed real estate	1,200	5	—
Other	2,087	1,999	1,716

Total noninterest expense	26,128	24,113	21,181

Income before income taxes	6,356	9,109	9,145
Income taxes	1,844	2,553	3,068

NET INCOME	$4,512	$6,556	$6,077

Earnings per share:
Basic	$0.36	$0.47	$0.39
Diluted	$0.36	$0.47	$0.38
Dividends per share[1]:	$0.20	$0.17	$0.08

1	The Company began paying a quarterly dividend on June 30, 2008

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Common Stock
	Number of Shares	Amount
	(dollars in thousands)
Balance, September 30, 2007	16,980,900	$170	$166,782	$(13,283)	$53,400	$—	$(2,377)	$204,692
Net income					6,077			6,077	$6,077
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income tax benefit of $114							(220)	(220)	(220)
Change in unrecognized pension cost, net of income tax benefit of $45							(88)	(88)	(88)

Comprehensive income									$5,769

Cash dividends declared ($.04 per share)					(1,250)			(1,250)
Stock-based compensation			717					717
Allocation of ESOP stock			85	491				576
Treasury shares purchased	(793,553)					(10,418)		(10,418)
Allocation of treasury shares to incentive plans	590,320		(7,665)			7,665		—

Balance, September 30, 2008	16,777,667	$170	$159,919	$(12,792)	$58,227	$(2,753)	$(2,685)	$200,086
Net income					6,556			6,556	$6,556
Other comprehensive income (loss):
Unrealized gain on securities availabe for sale, net of income tax benefit of $2,291							4,447	4,447	4,447
Change in unrecognized pension cost, net of income taxes of $502							(972)	(972)	(972)

Comprehensive income									$10,031

Cumulative adjustment of change in accounting for split-dollar life insurance arrangements					(49)			(49)
Cash dividends declared ($.17 per share)					(2,397)			(2,397)
Stock-based compensation			2,151					2,151
Allocation of ESOP stock			161	453				614
Restricted stock forfeitures	(906)		12			(12)		—
Treasury shares purchased	(1,898,141)					(24,930)		(24,930)

Balance, September 30, 2009	14,878,620	$170	$162,243	$(12,339)	$62,337	$(27,695)	$790	$185,506
Net income					4,512			4,512	$4,512
Other comprehensive loss:
Unrealized loss on securities availabe for sale, net of income tax benefit of $226							(438)	(438)	(438)
Change in unrecognized pension cost, net of income taxes of $466							(904)	(904)	(904)

Comprehensive income									$3,170

Cash dividends declared ($.20 per share)					(2,577)			(2,577)
Stock-based compensation			2,143					2,143
Allocation of ESOP stock			108	448				556
Treasury shares purchased	(1,396,008)					(17,175)		(17,175)

Balance, September 30, 2010	13,482,612	$170	$164,494	$(11,891)	$64,272	$(44,870)	$(552)	$171,623

							2010	2009	2008
Components of other comprehensive income (loss):
Change in net unrealized gain (loss) on investment securities available for sale							$(1,243)	$4,519	$(749)
Realized gains included in net income, net of tax of $415 in 2010 and $61 in 2009							805	(117)	—
Realized impairment loss included in net income, net of income tax benefit of $23 in 2009 and $273 in 2008							—	45	529
Change in unrealized pension cost, net of tax benefit of $466, $502, and $45 in 2010, 2009, and 2008, respectively							(904)	(972)	(88)

Total							$(1,342)	$3,475	$(308)

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2010	2009	2008
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$4,512	$6,556	$6,077
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,175	1,500	900
Provision for depreciation and amortization	1,228	1,197	1,253
Amortization (accretion) of discounts and premiums, net	775	(60)	(397)
Impairment loss on securities	—	68	802
Net gain on sale of investment securities	(1,220)	(178)	—
Gain on sale of loans, net	(354)	(430)	—
Origination of mortgage loans sold	(13,478)	(7,036)	—
Proceeds from sale of mortgage loans originated for sale	13,832	7,139	—
Compensation expense on ESOP	556	614	576
Stock-based compensation	2,143	2,151	717
Decrease in accrued interest receivable	27	307	443
Increase (decrease) in accrued interest payable	(140)	116	(21)
Earnings on bank-owned life insurance	(547)	(556)	(575)
Deferred federal income taxes	(177)	(858)	(394)
Increase in prepaid FDIC insurance premiums	(1,293)	(163)	(28)
Increase in accrued pension liability	575	444	779
Loss on foreclosed real estate	1,200	5	—
Other, net	(2,397)	(1,250)	563

Net cash provided by operating activities	7,417	9,566	10,695

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	5,385	3,497	98
Purchase of certificates of deposit	—	(4,907)	(3,767)
Investment securities available for sale:
Proceeds from sale of investment securities	43,471	23,890	—
Proceeds from principal repayments and maturities	64,445	95,395	119,541
Purchases	(143,023)	(126,150)	(119,476)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	4,065	5,125	5,263
Purchases	(10,163)	—	—
Increase in loans receivable, net	(268)	(49,887)	(87,693)
Proceeds from sale of loans	—	19,592	—
Redemption of FHLB stock	—	509	4,084
Purchase of FHLB stock	—	(2,048)	(6,819)
Investment in limited partnership	—	(2,729)	—
Proceeds from sale of foreclosed real estate	308	21	—
Capital improvements to foreclosed real estate	(71)	—	—
Purchase of premises, equipment, and software	(2,813)	(1,057)	(698)

Net cash used for investing activities	(38,664)	(38,749)	(89,467)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	131,555	38,326	(14,187)
Net increase (decrease) in short-term borrowings	(33,372)	8,581	5,280
Proceeds from other borrowings	20,350	127,260	146,050
Repayment of other borrowings	(75,500)	(110,000)	(52,500)
Increase (decrease) in advances by borrowers for taxes and insurance	88	(670)	624
Purchase of treasury stock shares	(17,000)	(25,938)	(9,410)
Dividends on common stock	(2,577)	(2,397)	(1,250)

Net cash provided by financing activities	23,544	35,162	74,607

Increase (decrease) in cash and cash equivalents	(7,703)	5,979	(4,165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,593	12,614	16,779

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,890	$18,593	$12,614

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$21,447	$23,623	$25,663
Income taxes	1,869	3,150	2,996
Noncash items:
Transfers from loans to foreclosed real estate	926	2,573	31
Treasury stock payable	175	(1,008)	1,008

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR, Inc. and Pocono Investment Company. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision by the Office of Thrift Supervision (the “OTS”). The Bank is a Pennsylvania-chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers, generally in Monroe, Northampton and Lehigh counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and the OTS. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. All sales are made without recourse.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

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

A loan is considered to be a troubled debt restructured (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2010 and 2009, were not impaired. Total servicing assets included in other assets as of September 30, 2010 and 2009, were $318,000 and $289,000, respectively.

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

Bank-Owned Life Insurance (“BOLI”)

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheet, and any increase in cash surrender

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank-Owned Life Insurance (“BOLI”) (Continued)

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

Foreclosed Real Estate

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

Cash and Cash Equivalents

The Company has defined cash and cash equivalents as cash and due from banks and interest-bearing deposits with other institutions with original maturities of less than 90 days.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss) (Continued)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2010	2009	2008
Net unrealized gain (loss) on securities available for sale	$3,839	$4,277	$(170)
Net unrecognized pension cost	(4,391)	(3,487)	(2,515)

Total	$(552)	$790	$(2,685)

Fair Value Measurements

We group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level I – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level II – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level III – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

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

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect consolidated net income or consolidated stockholders’ equity.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that, for certain shareholders, escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010, or later and the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics, and is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2010, 2009, and 2008.

	2010	2009	2008
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900
Average treasury stock shares	(2,736,207)	(1,396,616)	(5,406)
Average unearned ESOP shares	(1,199,548)	(1,254,824)	(1,300,445)
Average unearned nonvested shares	(368,008)	(486,572)	(117,641)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	12,677,137	13,842,888	15,557,408

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—	360,395
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	62,173	59,108

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	12,677,137	13,905,061	15,976,911

At September 30, 2010, there were 313,288 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2009, there were 432,230 shares of nonvested stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive options outstanding for September 30, 2009. There were no anti-dilutive options or nonvested stock outstanding for September 30, 2008.

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$99,142	$2,412	$(9)	$101,545
Freddie Mac	47,693	1,895	—	49,588
Governmental National Mortgage Association	35,211	1,040	(96)	36,155

Total mortgage-backed securities	182,046	5,347	(105)	187,288
Obligations of states and political subdivisions	10,637	279	(12)	10,904
U.S. government agency securities	52,177	279	(22)	52,434
Corporate obligations	1,654	23	—	1,677

Total debt securities	246,514	5,928	(139)	252,303
Equity securities	12	26	—	38

Total	$246,526	$5,954	$(139)	$252,341

Held to Maturity
Fannie Mae	$2,600	$140	$—	$2,740
Freddie Mac	10,195	319	—	10,514

Total	$12,795	$459	$—	$13,254

3.	INVESTMENT SECURITIES (Continued)

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$66,709	$1,716	$(2)	$68,423
Freddie Mac	83,005	2,864	—	85,869
Governmental National Mortgage Association	32,734	1,238	—	33,972

Total mortgage-backed securities	182,448	5,818	(2)	188,264
Obligations of states and political subdivisions	7,168	315	—	7,483
U.S. government agency securities	21,458	288	—	21,746

Total debt securities	211,074	6,421	(2)	217,493
Equity securities	12	61	—	73

Total	$211,086	$6,482	$(2)	$217,566

Held to Maturity
Fannie Mae	$4,492	$150	$—	$4,642
Freddie Mac	2,217	65	(1)	2,281

Total	$6,709	$215	$(1)	$6,923

The amortized cost and fair value of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,811	$6,818	$471	$471
Due after one year through five years	41,825	42,057	498	528
Due after five years through ten years	38,389	39,538	1,796	1,918
Due after ten years	159,489	163,890	10,030	10,337

Total	$246,514	$252,303	$12,795	$13,254

For the years ended September 30, 2010 and 2009, the Company realized gross gains of $1,220,000 and $184,000, gross losses of $0 and $6,000, and proceeds from the sale of investment securities of $43,471,000 and $23,890,000. The Company had no sales of investment securities for the years ending September 30, 2008.

Investment securities with carrying values of $18,382,000 and $18,468,000 at September 30, 2010 and 2009, respectively, were pledged to secure public deposits and other purposes as required by law.

4.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2010
	Less than Twelve Months			Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	1	$2,060	$(9)	$—	$—	$2,060	$(9)
Governmental National Mortgage Association securities	2	5,605	(96)	—	—	5,605	(96)
Obligations of states and political subdivisions	1	610	(12)	—	—	610	(12)
U.S. government agency securities	4	6,484	(22)	—	—	6,484	(22)

Total	8	$14,759	$(139)	$—	$—	$14,759	$(139)

	2009
	Less than Twelve Months			Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	2	$5,353	$(2)	$—	$—	$5,353	$(2)
Freddie Mac	1	—	—	38	(1)	38	(1)

Total	3	$5,353	$(2)	$38	$(1)	$5,391	$(3)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The Company reviews its position quarterly and has asserted that at September 30, 2010, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2010, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. However, as of September 30, 2009 and 2008, the Company recognized losses of $68,000 and $802,000, respectively, on equity securities that it deemed, through analysis of the security, to be other than a temporary loss. The losses as of September 30, 2009 and 2008, were related to Fannie Mae perpetual preferred stock that the Company owns. Fannie Mae was placed into conservatorship by the U.S. Government on September 7, 2008.

5.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2010	2009
Real estate loans:
Residential	$596,170	$603,830
Construction	1,302	1,707
Commercial	78,056	68,040
Commercial	16,569	16,452
Home equity loans and lines of credit	43,538	46,792
Other	2,486	2,526

	738,121	739,347
Less deferred loan (costs)	(169)	(48)

	738,290	739,395
Less allowance for loan losses	7,448	5,815

Net loans	$730,842	$733,580

Mortgage loans serviced by the Company for others amounted to $46,800,000, $38,732,000, and $16,665,000, at September 30, 2010, 2009, and 2008, respectively.

At September 30, 2010, 2009, and 2008, the Company had nonaccrual loans of $10,516,000, $4,565,000, and $3,938,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $509,000, $422,000, and $133,000, for the years ended September 30, 2010, 2009, and 2008, respectively.

Impaired loans for the year ended September 30, are summarized as follows (in thousands):

	2010	2009	2008
Impaired loans with a related allowance	$2,965	$1,035	$2,697
Impaired loans without a related allowance	5,110	2,835	—
Related allowance for loan losses	429	176	534
Average recorded balance of impaired loans	7,977	538	225
Interest income recognized	—	—	—

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2010 and 2009, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

Activity in the allowance for loan losses for the years ended is summarized as follows (in thousands):

	2010	2009	2008
Balance, beginning of period	$5,815	$4,915	$4,206
Add:
Provision charged to operations	2,175	1,500	900
Loan recoveries	30	3	2

	8,020	6,418	5,108
Less loans charged off	(572)	(603)	(193)

Balance, end of period	$7,448	$5,815	$4,915

5.	LOANS RECEIVABLE (Continued)

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At September 30, 2010 and 2009, these persons were indebted to the Company for loans totaling $1,211,000 and $1,143,000, respectively. During the year ended September 30, 2010, $207,000 of loan advances were made and repayments totaled $139,000.

6.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 35 basis points of the outstanding member asset value plus 4.6 percent of its outstanding FHLB borrowings, as calculated throughout the year.

7.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2010	2009
Land and land improvements	$3,932	$3,874
Buildings and leasehold improvements	11,063	9,316
Furniture, fixtures, and equipment	8,252	7,350
Construction in process	4	119

	23,251	20,659
Less accumulated depreciation	(11,062)	(10,039)

Total	$12,189	$10,620

Depreciation expense amounted to $1,037,000, $979,000, and $1,059,000 for the years ended September 30, 2010, 2009, and 2008, respectively.

8.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2010		2009
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Non-interest-bearing demand accounts	—%	$30,448	—%	$25,415
NOW accounts	0.04	61,878	0.09	54,635
Money market accounts	0.59	119,238	1.25	109,265
Savings and club accounts	0.25	67,763	0.40	66,305
Certificates of deposit	2.18	261,083	2.92	153,235

Total	1.22%	$540,410	1.50%	$408,855

8.	DEPOSITS (Continued)

	2010		2009
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Certificates of deposit:
0.00 - 2.00%	0.89%	$108,618	1.18%	$47,714
2.01 - 4.00%	2.73	124,044	3.08	63,885
4.01 - 6.00%	4.72	28,421	4.67	41,636

Total	2.18%	$261,083	2.92%	$153,235

At September 30, scheduled maturities of certificates of deposit are as follows (in thousands):

2011	$93,883
2012	48,730
2013	32,304
2014	37,988
2015	35,523
2016 and thereafter	12,655

Total	$261,083

Brokered deposits totaled $70,646,000 and $21,973,000 at September 30, 2010 and 2009, respectively. The aggregate amount of time certificates of deposit with a minimum denomination of $100,000 were $182,085,000 at September 30, 2010.

The scheduled maturities of time certificates of deposit in denominations of $100,000 or more as of September 30, 2010, are as follows (in thousands):

Within three months	$21,235
Three through six months	16,647
Six through twelve months	14,729
Over twelve months	129,474

Total	$182,085

8.	DEPOSITS (Continued)

A summary of interest expense on deposits for the years ended is as follows (in thousands):

	2010	2009	2008
NOW accounts	$42	$45	$41
Money market accounts	1,235	1,591	1,684
Savings and club accounts	213	271	278
Certificates of deposits	4,896	5,035	7,063

Total	$6,386	$6,942	$9,066

9.	SHORT-TERM BORROWINGS

As of September 30, 2010 and 2009, the Company had $14,719,000 and $48,091,000 of short-term borrowings, respectively, of which $14,719,000 and $7,091,000, respectively, were advances on a $75,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. During 2010, the Company had a borrowing limit of approximately $496 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2010	2009	2008
Balance at year-end	$14,719	$48,091	$39,510
Maximum amount outstanding at any month-end	61,013	73,162	56,183
Average balance outstanding during the year	22,947	48,171	36,150
Weighted-average interest rate:
As of year-end	0.65%	0.43%	2.41%
Paid during the year	0.38%	0.82%	3.94%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

10.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances and securities sold under agreements to repurchase (in thousands):

	Maturity range		Weighted- average	Stated interest rate ranged
Description	from	to	interest rate	from	to	2010	2009
Convertible	10/20/2010	12/5/2018	4.77%	3.30%	6.06%	$58,000	$68,000
Fixed rate	12/6/2010	8/31/2015	3.90	1.39	5.95	160,457	171,607
Mid-term	10/18/2010	8/30/2013	2.94	1.05	4.65	51,900	85,900
Securities sold under agreements to repurchase	1/17/2011	9/3/2018	3.50	2.37	4.01	65,000	65,000
		Total				$335,357	$390,507

10.	OTHER BORROWINGS (Continued)

Maturities of FHLB long-term advances and securities sold under agreements to repurchase are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- average Rate
2011	$89,247	4.45%
2012	79,100	3.69
2013	87,000	3.57
2014	36,710	3.41
2015	23,300	3.54
2016 and thereafter	20,000	3.81

Total	$335,357	3.83%

Included above are eight convertible notes, which total $58,000,000 and are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

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

Securities sold under agreements to repurchase and other borrowings are secured by U.S. government agency and mortgage-backed securities with a carrying value of $92,284,000 and $78,163,000 at September 30, 2010 and 2009, respectively.

11.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2010	2009	2008
Current:
Federal	$2,003	$3,331	$3,357
State	18	80	105

Total current taxes	2,021	3,411	3,462
Deferred income tax benefit	(177)	(858)	(394)

Total income tax provision	$1,844	$2,553	$3,068

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,523	$1,977
Charitable contributions carryover	3,329	3,538
Employee benefit plan	2,262	1,796
Writedown of preferred stock	340	340
Other	1,319	502

Total gross deferred tax assets	9,773	8,153
Valuation allowance	(2,845)	(2,633)

Total net deferred tax assets	6,928	5,520

Deferred tax liabilities:
Pension plan	1,180	366
Net unrealized gain on securities	1,977	2,203
Mortgage servicing rights	108	98
Premises and equipment	98	240
Other	259	175

Total gross deferred tax liabilities	3,622	3,082

Net deferred tax assets	$3,306	$2,438

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the contribution to the ESSA Bank & Trust Foundation and the writedown for other-than-temporary impairment of the Fannie Mae preferred stock exceeded the allowable federal income tax deduction limitations, resulting in the establishment of a valuation allowance in the amount of $2,845,000 and $2,633,000 at September 30, 2010 and 2009, respectively.

The amount of tax benefit recognized on the other-than-temporary impairment charge in 2008 was based on the tax characteristics of this security. This security is treated as capital for tax purposes, which limits the tax benefits recorded. On October 3, 2008, the Emergency Economic Stabilization Act was enacted, which includes a provision permitting banks to recognize losses relating to Fannie Mae and Freddie Mac preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Had the legislation been in effect as of September 30, 2008, and had the Company recognized the loss as an ordinary loss for the fiscal year ended September 30, 2008, the positive impact recorded would have been $273,000 or $0.02 per diluted share. The Company recognized the additional tax benefit in the quarter ending December 31, 2008.

11.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2010		2009		2008
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$2,161	34.0%	$3,097	34.0%	$3,109	34.0%
Valuation allowance	212	3.3	(297)	(3.3)	333	3.7
Income from Bank-owned life insurance	(186)	(2.9)	(189)	(2.1)	(195)	(2.1)
Tax-exempt income	(245)	(3.9)	(221)	(2.4)	(186)	(2.0)
Low-income housing credits	(31)	(0.5)	(58)	(0.6)	(61)	(0.7)
Other, net	(67)	(1.1)	221	2.4	68	0.7

Actual tax expense and effective rate	$1,844	29.0%	$2,553	28.0%	$3,068	33.6%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4,308,000 at September 30, 2010, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The act also provides for the recapture of deductions arising from “applicable excess reserve: defined as the total amount of reserve over the base year reserve.” The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

12.	COMMITMENTS

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

The off-balance sheet commitments consist of the following (in thousands):

	2010	2009
Commitments to extend credit	$13,341	$9,024
Standby letters of credit	2,002	2,376
Unfunded lines of credit	29,751	37,835

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 3.75 percent to 6.75 percent. The commitments outstanding at September 30, 2010, contractually mature in less than one year.

12.	COMMITMENTS (Continued)

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

13.	LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2010 (in thousands):

2011	$563
2012	482
2013	351
2014	337
2015	302
2016 and beyond	1,757

Total	$3,792

The total rental expenses for the above leases for the years ended September 30, 2010, 2009, and 2008, were $678,000, $536,000, and $526,000, respectively.

14.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

In connection with the conversion, the Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at 3.25 percent and requires an annual payment of principal and interest of $718,000 through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

14.	EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $556,000, $614,000, and $576,000 for the years ended September 30, 2010, 2009, and 2008, respectively.

The following table presents the components of the ESOP shares:

	2010	2009
Allocated shares	135,847	90,565
Shares committed to be released	33,962	33,962
Unreleased shares	1,188,663	1,233,945

Total ESOP shares	1,358,472	1,358,472

Fair value of unreleased shares (in thousands)	$14,074	$16,300

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

The Company classifies share-based compensation for employees and outside directors within “Compensation and employee benefits” in the consolidated statement of income to correspond with the same line item as compensation paid. Additionally, generally accepted accounting principles require the Company to report: (1) the expense associated with the grants as an adjustment to operating cash flows, and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.

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

14.	EMPLOYEE BENEFITS (Continued)

Equity Incentive Plan (Continued)

During the year ended September 30, 2010 and 2009, the Company recorded $2.1 million and $2.2 million, respectively, of share-based compensation expense, consisting of stock option expense of $694,000 and $694,000, respectively, and restricted stock expense of $1.5 million and $1.5 million, respectively. Expected future expense relating to the 875,027 non-vested options outstanding as of September 30, 2010, is $1.9 million over the remaining vesting period of 2.67 years. Expected future compensation expense relating to the 352,448 restricted shares at September 30, 2010, is $3.9 million over the remaining vesting period of 2.67 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2010.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2009	1,458,379	$12.35	8.67	$1,254
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2010	1,458,379	$12.35	7.67	$—

Exercisable at year-end	583,352	$12.35	7.67	$—

The weighted-average grant date fair value of the Company’s non-vested options as of September 30, 2010 and 2009, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of September 30, 2010, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2009	471,531	$12.35
Granted	—	—
Vested	(117,483)	12.35
Forfeited	(1,600)	12.35

Nonvested at September 30, 2010	352,448	$12.35

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

14.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$10,377	$8,495
Service cost	421	358
Interest cost	570	510
Actuarial gains (losses)	2,082	1,180
Benefits paid	(147)	(166)

Benefit obligation at end of year	13,303	10,377

Change in plan assets:
Fair value of plan assets at beginning of year	7,804	6,366
Actual return on plan assets	998	4
Contributions	1,500	1,600
Benefits paid	(147)	(166)

Fair value of plan assets at end of year	10,155	7,804

Funded status	$(3,148)	$(2,573)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2010	2009	2008
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$6,644	$5,265	$3,782
Prior service cost	8	18	28

Total	$6,652	$5,283	$3,810

The accumulated benefit obligation for the defined benefit pension plan was $7,676,000 and $6,203,000 at September 30, 2010 and 2009, respectively.

14.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table comprises the components of net periodic benefit cost for the years ended (in thousands):

	2010	2009	2008
Service cost	$421	$358	$517
Interest cost	570	510	572
Expected return on plan assets	(598)	(509)	(660)
Amortization of prior service cost	10	10	10
Amortization of unrecognized loss	302	202	207

Net periodic benefit cost	$705	$571	$646

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $405,000 and $8,000, respectively.

Weighted-average assumptions used to determine benefit obligations:

	2010	2009
Discount rate	5.25%	5.50%
Rate of compensation increase	5.00	5.00

Weighted-average assumptions used to determine net periodic benefit cost for years ended:

	2010	2009	2008
Discount rate	5.50%	6.00%	5.75%
Expected long-term return on plan assets	7.00	8.00	8.00
Rate of compensation increase	5.00	5.50	5.50

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category, are as follows:

Asset Category	2010	2009
Cash and fixed income securities	34.1%	35.2%
Equity securities	65.9	64.8

Total	100.0%	100.0%

14.	EMPLOYEE BENEFITS (Continued)

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

Cash Flows

The Bank expects to contribute $500,000 to its pension plan in 2011.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2011	$28
2012	36
2013	47
2014	62
2015	85
2016-2020	1,396

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the years ended September 30, 2010, 2009, and 2008, were $240,000, $224,000, and $210,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $687,000 and $694,000, at September 30, 2010 and September 30, 2009, respectively, which represents the estimated present value (using a discount rate of 6.25 percent) of the benefits earned under this agreement.

15.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2010 and 2009, was $4,949,000 and $4,303,000, respectively.

Dividend Restrictions

Federal banking laws, regulations, and policies limit the Bank’s ability to pay dividends to the Company. Dividends may be declared and paid by the Bank only out of net earnings for the then current year. A dividend may not be declared or paid if it would impair the general reserves of the Bank as required to be maintained under the Savings Association Code. In addition, the Bank is required to notify the Office of Thrift Supervision prior to declaring a dividend to the Company and receive the nonobjection of the Office of Thrift Supervision to any such dividend.

16.	REGULATORY CAPITAL REQUIREMENTS

Federal regulations require the Bank to maintain certain minimum amounts of capital. Specifically, the Bank is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes as of September 30, 2010, the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2010 and 2009, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, core capital, and tangible equity capital ratios must be at least 10 percent, 6 percent, 5 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2010	2009
Total stockholders’ equity	$159,547	$154,214
Accumulated other comprehensive (income) loss	624	(662)
Disallowed servicing assets	(286)	(260)

Tier I, core, and tangible capital	159,885	153,292
Allowance for loan losses	6,389	5,639
Unrealized gains on equity securities	12	27

Total risk-based capital	$166,286	$158,958

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2010		2009
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Actual	$166,286	32.6%	$158,958	31.0%
For Capital Adequacy Purposes	40,805	8.0	41,063	8.0
To Be Well Capitalized	51,006	10.0	51,329	10.0
Tier I Capital (to Risk-Weighted Assets)
Actual	$159,885	31.4%	$153,292	29.9%
For Capital Adequacy Purposes	20,402	4.0	20,531	4.0
To Be Well Capitalized	30,603	6.0	30,797	6.0
Tier I Capital (to Adjusted Assets)
Actual	$159,885	15.1%	$153,292	15.2%
For Capital Adequacy Purposes	42,438	4.0	40,418	4.0
To Be Well Capitalized	53,047	5.0	50,523	5.0
Tangible Capital (to Tangible Assets)
Actual	$159,885	15.1%	$153,292	15.2%
For Capital Adequacy Purposes	15,914	1.5	15,157	1.5

17.	FAIR VALUE MEASUREMENTS

In accordance with U.S. generally accepted accounting principles, the following disclosures show the hierarchal disclosure framework associated within the level of pricing observations utilized in measuring assets and liabilities at fair value. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of September 30, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2010
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale
Mortgage-backed securities	$—	$187,288	$—	$187,288
Obligations of states and political subdivisions	—	10,904	—	10,904
U.S. government agencies	—	52,434	—	52,434
Corporate obligations	—	1,677	—	1,677
Equity securities	38	—	—	38

Total securities	38	252,303	—	252,341
Assets measured at fair value on a non-recurring basis:
Other real estate owned	—	2,034	—	2,034
Impaired loans	—	7,646	—	7,646
Mortgage servicing rights	—	—	318	318

	September 30, 2009
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale
Mortgage-backed securities	$—	$188,264	$—	$188,264
Obligations of states and political subdivisions	—	7,483	—	7,483
U.S. government agencies	—	21,746	—	21,746
Equity securities	73	—	—	73

Total securities	73	217,493	—	217,566
Assets measured at fair value on a non-recurring basis:
Other real estate owned	—	2,579	—	2,579
Impaired loans	—	3,694	—	3,694
Mortgage servicing rights	—	—	289	289

Investment Securities Available for Sale

Fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities.

17.	FAIR VALUE MEASUREMENTS (Continued)

Mortgage Servicing Rights (“MSRs”)

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. These assets are included above as Level II fair values. The fair value consists of the loan balances of $8,075,000 less their valuation allowances of $429,000 at September 30, 2010.

Foreclosed Real Estate

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure; valuations are periodically performed by management; and the assets are carried at fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,890	$10,890	$18,593	$18,593
Certificates of deposit	—	—	5,355	5,355
Investment and mortgage- backed securities:
Available for sale	252,341	252,341	217,566	217,566
Held to maturity	12,795	13,254	6,709	6,923
Loans receivable, net	730,842	755,871	733,580	750,163
Accrued interest receivable	4,392	4,392	4,419	4,419
FHLB stock	20,727	20,727	20,727	20,727
Mortgage servicing rights	318	318	289	289
Bank-owned life insurance	15,618	15,618	15,072	15,072
Financial liabilities:
Deposits	$540,410	$548,352	$408,855	$412,438
Short-term borrowings	14,719	14,719	48,091	48,091
Other borrowings	335,357	353,358	390,507	408,039
Advances by borrowers for taxes and insurance	1,465	1,465	1,377	1,377
Accrued interest payable	1,646	1,646	1,786	1,786

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 12.

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

	September 30,
	2010	2009
ASSETS
Cash and due from banks	$2,359	$10,448
Certificates of deposit	—	1,495
Investment securities available for sale	9,821	19,232
Investment in subsidiary	159,547	154,214
Other assets	2,104	2,049

TOTAL ASSETS	$173,831	$187,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,208	$1,932
Stockholders’ equity	171,623	185,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,831	$187,438

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2010	2009	2008
INCOME
Interest income	$765	$1,659	$3,354
Net gains on sale of investments	55	30	—
Other	1	7	210

Total income	821	1,696	3,564

EXPENSES
Professional fees	323	293	354
Other	77	82	60

Total expenses	400	375	414

Income before income tax expense	421	1,321	3,150
Income tax expense	386	522	1,156

Income before equity in undistributed net earnings of subsidiary	35	799	1,994
Equity in undistributed net earnings of subsidiary	4,477	5,757	4,083

NET INCOME	$4,512	$6,556	$6,077

19.	PARENT COMPANY (Continued)

	September 30,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$4,512	$6,556	$6,077
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(4,477)	(5,757)	(4,083)
Net gain on sale of investments	(55)	(30)	—
Increase in accrued income taxes	92	419	1,024
Decrease in accrued interest receivable	58	801	524
Deferred federal income taxes	408	353	16
Other, net	266	657	266

Net cash provided by operating activities	804	2,999	3,824

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	1,500	1,500	—
Purchase of certificates of deposit	—	(2,926)	—
Purchase of investment securities available for sale	—	(21,881)	(67,426)
Proceeds from principal repayments, maturities and sales	9,184	55,927	72,304

Net cash provided by investing activities	10,684	32,620	4,878

FINANCING ACTIVITIES
Purchase of treasury stock shares	(17,000)	(25,938)	(9,410)
Dividends on common stock	(2,577)	(2,397)	(1,250)
Net proceeds from the issuance of common stock	—	—	—
Purchase of common stock in connection with ESOP	—	—	—

Net cash used for financing activities	(19,577)	(28,335)	(10,660)

Increase (decrease) in cash	(8,089)	7,284	(1,958)
CASH AT BEGINNING OF YEAR	10,448	3,164	5,122

CASH AT END OF YEAR	$2,359	$10,448	$3,164

20.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Total interest income	$12,662	$12,408	$12,111	$12,076
Total interest expense	5,379	5,204	5,440	5,283

Net interest income	7,283	7,204	6,671	6,793
Provision for loan losses	500	650	500	525

Net interest income after provision for loan losses	6,783	6,554	6,171	6,268
Total noninterest income	1,456	1,607	1,619	2,026
Total noninterest expense	7,231	6,045	6,335	6,517

Income before income taxes	1,008	2,116	1,455	1,777
Income taxes	214	513	387	730

Net income	$794	$1,603	$1,068	$1,047

Per share data:
Net income
Basic	$0.06	$0.12	$0.09	$0.09
Diluted	$0.06	$0.12	$0.09	$0.09
Average shares outstanding
Basic	13,076,894	12,880,729	12,520,193	12,166,642
Diluted	13,076,894	12,880,729	12,520,193	12,166,642

	Three Months Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Total interest income	$13,256	$13,250	$13,233	$12,994
Total interest expense	6,262	6,041	5,790	5,646

Net interest income	6,994	7,209	7,443	7,348
Provision for loan losses	375	375	375	375

Net interest income after provision for loan losses	6,619	6,834	7,068	6,973
Total noninterest income	1,325	1,262	1,747	1,394
Total noninterest expense	5,767	5,899	6,287	6,160

Income before income taxes	2,177	2,197	2,528	2,207
Income taxes	347	660	787	759

Net income	$1,830	$1,537	$1,741	$1,448

Per share data:
Net income
Basic	$0.13	$0.11	$0.13	$0.11
Diluted	$0.13	$0.11	$0.13	$0.11
Average shares outstanding
Basic	14,579,030	14,048,861	13,450,852	13,246,385
Diluted	14,602,412	14,048,861	13,468,712	13,288,359

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date:	December 14, 2010	By:	/s/ Gary S. Olson
Gary S. Olson
Chief Executive Officer and President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2010

/s/ Allan A. Muto Allan A. Muto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2010

/s/ John E. Burrus John E. Burrus	Director	December 14, 2010

/s/ William P. Douglass William P. Douglass	Director	December 14, 2010

/s/ Daniel J. Henning Daniel J. Henning	Director	December 14, 2010

/s/ Frederick E. Kutteroff Frederick E. Kutteroff	Director	December 14, 2010

/s/ Robert C. Selig, Jr. Robert C. Selig, Jr.	Director	December 14, 2010

/s/ John S. Schoonover, Jr. John S. Schoonover, Jr.	Director	December 14, 2010

/s/ William A. Viechnicki, D.D.S. William A. Viechnicki, D.D.S.	Director	December 14, 2010

/s/ Elizabeth B. Weekes Elizabeth B. Weekes	Director	December 14, 2010