Form 10-Q
period 2010-12-31
ESSA Bancorp, Inc.
filed 2011-02-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

As of February 7, 2011 there were 13,181,590 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2010	September 30, 2010
	(dollars in thousands)

ASSETS
Cash and due from banks	$5,365	$7,454
Interest-bearing deposits with other institutions	1,981	3,436

Total cash and cash equivalents	7,346	10,890
Investment securities available for sale	249,457	252,341
Investment securities held to maturity (estimated fair value of $11,653 and $13,254)	11,429	12,795
Loans receivable (net of allowance for loan losses of $7,738 and $7,448)	747,822	730,842
Federal Home Loan Bank stock	19,690	20,727
Premises and equipment	12,059	12,189
Bank-owned life insurance	15,755	15,618
Foreclosed real estate	2,393	2,034
Other assets	15,090	14,561

TOTAL ASSETS	$1,081,041	$1,071,997

LIABILITIES
Deposits	$581,270	$540,410
Short-term borrowings	11,856	14,719
Other borrowings	310,657	335,357
Advances by borrowers for taxes and insurance	3,291	1,465
Other liabilities	7,807	8,423

TOTAL LIABILITIES	914,881	900,374

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 1,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 13,181,590 and 13,482,612 outstanding at December 31, 2010 and September 30, 2010)	170	170
Additional paid in capital	165,087	164,494
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(11,777)	(11,891)
Retained earnings	64,685	64,272
Treasury stock, at cost; 3,799,310 and 3,498,288 shares at December 31, 2010 and September 30, 2010, respectively	(48,714)	(44,870)
Accumulated other comprehensive loss	(3,291)	(552)

TOTAL STOCKHOLDERS’ EQUITY	166,160	171,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,081,041	$1,071,997

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	(dollars in thousands, except per share data)
	2010	2009

INTEREST INCOME
Loans receivable	$9,844	$10,341
Investment securities:
Taxable	1,922	2,237
Exempt from federal income tax	78	83
Other investment income	—	1

Total interest income	11,844	12,662

INTEREST EXPENSE
Deposits	1,696	1,406
Short-term borrowings	22	49
Other borrowings	2,996	3,924

Total interest expense	4,714	5,379

NET INTEREST INCOME	7,130	7,283
Provision for loan losses	480	500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,650	6,783

NONINTEREST INCOME
Service fees on deposit accounts	762	827
Services charges and fees on loans	210	101
Trust and investment fees	211	220
Gain on sale of loans, net	3	155
Earnings on Bank-owned life insurance	137	140
Other	12	13

Total noninterest income	1,335	1,456

NONINTEREST EXPENSE
Compensation and employee benefits	3,880	3,736
Occupancy and equipment	777	559
Professional fees	429	377
Data processing	449	450
Advertising	186	98
Federal Deposit Insurance Corporation (FDIC) premiums	184	358
Loss on foreclosed real estate	106	1,200
Other	627	453

Total noninterest expense	6,638	7,231

Income before income taxes	1,347	1,008
Income taxes	335	214

NET INCOME	$1,012	$794

Earnings per share
Basic	$0.09	$0.06
Diluted	$0.09	$0.06
Dividends per share	$0.05	$0.05

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance, September 30, 2010	13,482,612	$170	$164,494	$(11,891)	$64,272	$(44,870)	$(552)	$171,623

Net income					1,012			1,012
Other comprehensive (loss):
Unrealized loss on securities available for sale, net of income tax benefit of $1,446							(2,807)	(2,807)
Change in unrecognized pension cost, net of income taxes of $35							68	68
Cash dividends declared ($.05 per share)					(599)			(599)
Stock based compensation			560					560
Allocation of ESOP stock			33	114				147
Treasury shares purchased	(301,022)					(3,844)		(3,844)

Balance, December 31, 2010	13,181,590	$170	$165,087	$(11,777)	$64,685	$(48,714)	$(3,291)	$166,160

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,012	$794
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	480	500
Provision for depreciation and amortization.	292	288
Accretion of discounts and premiums, net	379	113
Gain on sale of loans, net	(3)	(155)
Origination of mortgage loans sold	(97)	(5,706)
Proceeds from sale of mortgage loans originated for sale	100	5,861
Compensation expense on ESOP	147	141
Stock based compensation	560	538
Decrease in accrued interest receivable	328	175
Increase in accrued interest payable	135	2
Earnings on bank-owned life insurance	(137)	(140)
Deferred federal income taxes	(126)	61
Prepaid FDIC premiums	166	(1,712)
Loss on foreclosed real estate	73	1,200
Other, net	21	(634)

Net cash provided by operating activities	3,330	1,326

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	—	1,685
Investment securities available for sale:
Proceeds from principal repayments and maturities	34,940	13,769
Purchases	(36,687)	(12,129)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,353	1,027
(Increase) decrease in loans receivable, net	(17,860)	2,920
Redemption of FHLB stock	1,037	—
Capital improvements to foreclosed real estate	(20)	(22)
Purchase of premises, equipment, and software	(142)	(900)

Net cash provided by (used for) investing activities	(17,379)	6,350

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	40,860	(8,687)
Net (decrease) increase in short-term borrowings	(2,863)	12,922
Proceeds from other borrowings	8,300	13,200
Repayment of other borrowings	(33,000)	(23,000)
Increase in advances by borrowers for taxes and insurance	1,826	1,627
Purchase of treasury stock.	(4,019)	(3,592)
Dividends on common stock	(599)	(667)

Net cash provided by (used for) financing activities	10,505	(8,197)

Decrease in cash and cash equivalents	(3,544)	(521)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,890	18,593

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,346	$18,072

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$4,579	$5,377
Income taxes	375	23
Noncash items:
Transfers from loans to foreclosed real estate	412	344
Treasury stock payable	(175)	—

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months ended December 31, 2010 and 2009.

	Three months ended
	December 31, 2010	December 31, 2009
Weighted-average common shares outstanding	16,980,900	16,980,900
Average treasury stock shares	(3,658,950)	(2,274,573)
Average unearned ESOP shares	(1,171,255)	(1,216,531)
Average unearned non-vested shares	(293,358)	(412,902)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	11,857,337	13,076,894

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,873	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	11,860,210	13,076,894

At December 31, 2010 and 2009 there were options to purchase 317,910 and 1,458,379 shares, respectively, of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At December 31, 2010 and 2009 there were 283,264 and 402,758 shares, respectively, of nonvested stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

4.	Comprehensive Income

The components of other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2010	2009
Net income	$1,012	$794

Unrealized loss on securities available for sale	(4,253)	(819)
Change in unrecognized pension cost	103	77

Other comprehensive loss before tax benefit	(4,150)	(742)
Income tax benefit related to comprehensive loss	(1,411)	(253)

Other comprehensive loss	(2,739)	(489)

Comprehensive income (loss)	$(1,727)	$305

5.	Recent Accounting Pronouncements

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

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has presented the necessary disclosures in Note 8, herein.

In September, 2010, the FASB issued ASU 2010-25, Plan Accounting – Defined Contribution Pension Plans. The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

6.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$108,674	$1,274	$(1,587)	$108,361
Freddie Mac	53,116	1,499	(306)	54,309
Governmental National Mortgage Association securities	32,641	782	(65)	33,358

Total mortgage-backed securities	194,431	3,555	(1,958)	196,028
Obligations of states and political subdivisions	16,559	99	(119)	16,539
U.S. government agency securities	34,750	163	(224)	34,689
Corporate obligations	2,142	16	—	2,158

Total debt securities	247,882	3,833	(2,301)	249,414
Equity securities	12	31	—	43

Total	$247,894	$3,864	$(2,301)	$249,457

Held to Maturity
Fannie Mae	$2,180	$116	$—	$2,296
Freddie Mac	9,249	108	—	9,357

Total	$11,429	$224	$—	$11,653

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$99,142	$2,412	$(9)	$101,545
Freddie Mac	47,693	1,895	—	49,588
Governmental National Mortgage Association securities	35,211	1,040	(96)	36,155

Total mortgage-backed securities	182,046	5,347	(105)	187,288
Obligations of states and political subdivisions	10,637	279	(12)	10,904
U.S. government agency securities	52,177	279	(22)	52,434
Corporate obligations	1,654	23	—	1,677

Total debt securities	246,514	5,928	(139)	252,303
Equity securities	12	26	—	38

Total	$246,526	$5,954	$(139)	$252,341

Held to Maturity
Fannie Mae	$2,600	$140	$—	$2,740
Freddie Mac	10,195	319	—	10,514

Total	$12,795	$459	$—	$13,254

The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3	$3	$6	$6
Due after one year through five years	30,429	30,469	945	1,002
Due after five years through ten years	45,738	46,251	1,140	1,207
Due after ten years	171,712	172,691	9,338	9,438

Total	$247,882	$249,414	$11,429	$11,653

The Bank had no sales of investment securities for the three months ended December 31, 2010 or 2009.

7.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2010
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	20	$50,675	$(1,587)	$—	$—	$50,675	$(1,587)
Freddie Mac	4	9,765	(306)	—	—	9,765	(306)
Governmental National Mortgage Association securities	5	10,842	(65)	—	—	10,842	(65)
Obligations of states and political subdivisions	4	3,965	(119)	—	—	3,965	(119)
U.S. government agency securities	11	21,297	(224)	—	—	21,297	(224)

Total	44	$96,544	$(2,301)	$—	$—	$96,544	$(2,301)

	September 30, 2010
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	1	$2,060	$(9)	$—	$—	$2,060	$(9)
Governmental National Mortgage Association securities	2	5,605	(96)	—	—	5,605	(96)
Obligations of states and political subdivisions	1	610	(12)	—	—	610	(12)
U.S. government agency securities	4	6,484	(22)	—	—	6,484	(22)

Total	8	$14,759	$(139)	$—	$—	$14,759	$(139)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. State or political subdivision.

The Company reviews its position quarterly and has asserted that at December 31, 2010, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2010	September 30, 2010
Real Estate Loans:
Residential	$598,852	$596,170
Construction	1,755	1,302
Commercial	94,387	78,056
Commercial	15,496	16,569
Home equity loans and lines of credit	42,610	43,538
Other	2,231	2,486

	755,331	738,121
Plus deferred loan costs	229	169

	755,560	738,290
Less allowance for loan losses	7,738	7,448

Net loans	$747,822	$730,842

	Real Estate Loans			Commercial Loans	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
December 31, 2010
Total Loans	$598,852	$1,755	$94,387	$15,496	$42,610	$2,231	$755,331

Individually evaluated for impairment	5,261	—	3,464	25	116	—	8,866
Collectively evaluated for impairment	593,591	1,755	90,923	15,471	42,494	2,231	746,465

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no specific allowance recorded:
Real Estate Loans
Residential	$3,328	$3,321	$—	$3,081	$60
Construction	—	—	—	—	—
Commercial	2,254	2,254	—	2,398	23
Commercial	22	22	—	42	—
Home equity loans and lines of credit	14	14	—	14	—
Other	—	—	—	—	—

Total	5,618	5,611	—	5,535	83

With an allowance recorded:
Real Estate Loans
Residential	1,940	1,940	239	1,996	—
Construction	—	—	—	—	—
Commercial	1,211	1,210	200	657	—
Commercial	3	3	3	3	—
Home equity loans and lines of credit	102	102	58	74	—
Other	—	—	—	—	—

Total	3,256	3,255	500	2,730	—

Total:
Real Estate Loans
Residential	5,268	5,261	239	5,077	60
Construction	—	—	—	—	—
Commercial	3,465	3,464	200	3,055	23
Commercial	25	25	3	45	—
Home equity loans and lines of credit	116	116	58	88	—
Other	—	—	—	—	—

Total Impaired Loans	$8,874	$8,866	$500	$8,265	$83

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Bank’s Commercial Loan Officers perform an annual review of all commercial relationships $250,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Bank engages an external consultant to conduct loan reviews on at least a semi-annual basis. Generally, the external consultant reviews commercial relationships greater than $500,000 and/or all criticized relationships. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010
Real estate loans
Residential	$573,322	$8,158	$17,372	$—	$598,852
Construction	1,755	—	—	—	1,755
Commercial	77,670	2,618	14,099	—	94,387
Commercial	15,107	271	118	—	15,496
Home equity loans and lines of credit	41,081	625	904	—	42,610
Other	2,136	5	90	—	2,231

Total	$711,071	$11,677	$32,583	$—	$755,331

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2010 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2010
Real estate loans
Residential	$584,270	$4,453	$749	$—	$9,380	$14,582	$598,852
Construction	1,755	—	—	—	—	—	1,755
Commercial	92,276	—	—	—	2,111	2,111	94,387
Commercial	15,429	5	—	—	62	67	15,496
Home equity loans and lines of credit	42,149	204	77	—	180	461	42,610
Other	2,023	7	5	—	196	208	2,231

Total	$737,902	$4,669	$831	$—	$11,929	$17,429	$755,331

Nonperforming assets were $14.7 million at December 31, 2010. Nonperforming assets were $12.9 million at September 30, 2010. The increase was due to increases of $1.0 million in nonperforming residential loans, $564,000 in commercial loans and $359,000 in other real estate loans offset, in part, by a decrease of $170,000 in consumer loans. Commercial nonperforming loans increased primarily as a result of the addition of two commercial real estate relationships. Non-performing residential loans increased due to increases in outstanding balances of new non-performing residential loans. The number of non-performing residential loans remained unchanged from September 30, 2010 at 50 loans. Foreclosed real estate was $2.4 million at December 31, 2010 and $2.0 million at September 30, 2010.

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2010 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Office of Thrift Supervision and the Pennsylvania Department of Banking, as an integral part of its examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
ALL balance at December 31, 2010	4,840	15	2,081	148	603	23	28	7,738

Individually evaluated for impairment	239	—	200	3	58	—	—	500
Collectively evaluated for impairment	4,601	15	1,881	145	545	23	28	7,238

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Balance, beginning of period	$7,448	$5,815
Add
Provision charged to operations	480	500
Loan recoveries	48	25

	7,976	6,340
Less loans charged off	(238)	(136)

Balance, end of period	$7,738	$6,204

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2010	September 30, 2010
Non-interest bearing demand accounts	$28,886	$30,448
NOW accounts	58,834	61,878
Money market accounts	119,132	119,238
Savings and club accounts	68,376	67,763
Certificates of deposit	306,042	261,083

Total	$581,270	$540,410

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 14 of the Company’s Consolidated Financial Statements for the year ended September 30, 2010 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2010	2009
Service Cost	$133	$105
Interest Cost	174	143
Expected return on plan assets	(192)	(145)
Amortization of prior service cost	2	2
Amortization of unrecognized loss	101	76

Net periodic benefit cost	$218	$181

The Bank expects to contribute $500,000 to its pension plan in 2011.

11.	Equity Incentive Plan

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

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock. In accordance with generally accepted accounting principles for Share-

Based Payments, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

Stock options vest over a five-year service period and expire ten years after grant date. The Company recognizes compensation expense for the fair values of these awards, which vest on a straight-line basis over the requisite service period of the awards.

Restricted shares vest over a five-year service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

For the three months ended December 31, 2010 and 2009, the Company recorded $560,000 of share-based compensation expense, comprised of stock option expense of $190,000 and restricted stock expense of $370,000. Expected future expense relating to the 863,027 non-vested options outstanding as of December 31, 2010, is $1.7 million over the remaining vesting period of 2.42 years. Expected future compensation expense relating to the 351,638 restricted shares at December 31, 2010, is $3.5 million over the remaining vesting period of 2.42 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended December 31, 2010.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2010	1,458,379	$12.35	7.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2011	1,458,379	$12.35	7.42	$1,269

Exercisable at December 31, 2011	595,352	$12.35	7.42	$518

The weighted-average grant date fair value of the Company’s non-vested options as of December 31, 2010 and 2009, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2010, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2010	352,448	$12.35
Granted	—	—
Vested	810	12.35
Forfeited	—	—

Nonvested at December 31, 2010	351,638	$12.35

12.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of December 31, 2010 and September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurement at December 31, 2010
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2010
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$196,028	$—	$196,028
Obligations of states and political subdivisions	—	16,539	—	16,539
U.S. government agencies	—	34,689	—	34,689
Corporate obligations	—	2,158	—	2,158
Equity securities	43	—	—	43

Total debt and equity securities	$43	$249,414	$—	$249,457
Foreclosed real estate owned measured on a non-recurring basis	$—	$2,393	$—	$2,393
Impaired loans measured on a non-recurring basis	$—	$8,366	$—	$8,366
Mortgage servicing rights measured on a non-recurring basis	$—	$—	$290	$290

Fair Value Measurement at September 30, 2010
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2010
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$187,288	$—	$187,288
Obligations of states and political subdivisions	—	10,904	—	10,904
U.S. government agencies	—	52,434	—	52,434
Corporate obligations	—	1,677	—	1,677
Equity securities	38	—	—	38

Total debt and equity securities	$38	$252,303	$—	$252,341
Foreclosed real estate owned measured on a non-recurring basis	$—	$2,034	$—	$2,034
Impaired loans measured on a non-recurring basis	$—	$7,646	$—	$7,646
Mortgage servicing rights measured on a non-recurring basis	$—	$—	$318	$318

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. Impaired loans are reported at fair value utilizing level two inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2010, 56 impaired loans with a carrying value of $8.9 million were reduced by specific valuation allowance totaling $500,000 resulting in a net fair value of $8.4 million based on Level 2 inputs.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	December 31, 2010		September 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$7,346	$7,346	$10,890	$10,890
Investment and mortgage-backed securities:
Available for sale	249,457	249,457	252,341	252,341
Held to maturity	11,429	11,653	12,795	13,254
Loans receivable, net	747,822	768,829	730,842	755,871
Accrued interest receivable	4,064	4,064	4,392	4,392
FHLB stock	19,690	19,690	20,727	20,727
Mortgage servicing rights	290	290	318	318
Bank owned life insurance	15,755	15,755	15,618	15,618

Financial liabilities:
Deposits	$581,270	$580,254	$540,410	$548,352
Short-term borrowings	11,856	11,856	14,719	14,719
Other borrowings	310,657	325,016	335,357	353,358
Advances by borrowers for taxes and insurance	3,291	3,291	1,465	1,465
Accrued interest payable	1,781	1,781	1,646	1,646

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

Loans Receivable, Deposits, Other Borrowings, and Mortgage Servicing Rights

The fair values for loans and mortgage servicing rights are estimated by discounting contractual cash flows and adjusting for prepayment estimates. Discount rates are based upon market rates generally charged for such loans with similar characteristics. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end. Fair values for time deposits and other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and borrowings of similar remaining maturities.

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

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

Total Assets. Total assets increased by $9.0 million, or 0.8%, to $1,081.0 million at December 31, 2010 from $1,072.0 million at September 30, 2010. This increase was primarily due to an increase in net loans receivable.

Investment Securities Available for Sale. Investment securities available for sale decreased $2.9 million, or 1.1%, to $249.5 million at December 31, 2010 from $252.3 million at September 30, 2010. The decrease was due primarily to a decrease of $17.7 million in the Company’s portfolio of United States government sponsored agency securities and was offset in part by a $8.7 million increase in the Company’s portfolio of mortgage-backed securities issued by United States government sponsored agencies and a $5.6 million increase in obligations of state and political subdivisions.

Investment securities held to maturity. Investment securities held to maturity decreased $1.4 million, or 10.7%, to $11.4 million at December 31, 2010 from $12.8 million at September 30, 2010. The decrease was due to normal repayments received on the mortgage-backed portfolio.

Net Loans. Net loans increased $17.0 million, or 2.3%, to $747.8 million at December 31, 2010 from $730.8 million at September 30, 2010. The increase in net loans receivable was primarily attributed to an increase in commercial real estate loans. During this period, commercial real estate loans outstanding increased by $16.3 million to $94.4 million. Residential real estate loans and construction loans also increased from September 30, 2010 to December 31, 2010 by $2.7 million and $453,000, respectively. These increases were partially offset by decreases in commercial loans outstanding of $1.1 million to $15.5 million, home equity loans and lines of credit outstanding of $928,000 to $42.6 million and other loans outstanding of $255,000 to $2.2 million.

Deposits. Deposits increased $40.9 million, or 7.6%, to $581.3 million at December 31, 2010 from $540.4 million at September 30, 2010. At December 31, 2010 compared to September 30, 2010, certificate of deposit accounts increased $45.0 million to $306.0 million, and savings and club accounts increased $613,000 to $68.4 million. These increases were offset in part during the same period by decreases in non-interest bearing demand accounts of $1.6 million to $28.9 million, NOW accounts of $3.0 million to $58.8 million and savings and money market accounts of $106,000 to $119.1 million. Included in the certificates of deposit at December 31, 2010 was an increase of $31.2 million in brokered certificates of deposit to $101.9 million. The increase in brokered certificates was the result of the Company’s decision to replace maturing FHLBank Pittsburgh borrowings with lower priced brokered certificates of deposit.

Borrowed Funds. Borrowed funds decreased by $27.6 million, or 7.9%, to $322.5 million at December 31, 2010, from $350.1 million at September 30, 2010. The decrease in borrowed funds was primarily due to maturities of FHLBank Pittsburgh borrowings.

Stockholders’ Equity. Stockholders’ equity decreased by $5.5 million, or 3.2%, to $166.2 million at December 31, 2010 from $171.6 million at September 30, 2010. This decrease was primarily the result of a stock repurchase program the company began in June 2008 and an increase in the Company’s accumulated other comprehensive loss. The accumulated other comprehensive loss increased by $2.7 million at December 31, 2010 compared to September 30, 2010 primarily due to a decrease in the unrealized gain, net of taxes, on the Company’s investment securities available for sale. The unrealized gain decreased due to changes in interest rates. In June, 2009, the Company announced that is had completed its first stock repurchase program having purchased 2,547,135 shares at a weighted average cost of $13.14. It was also announced that the Company’s Board of Directors authorized a second stock repurchase program to purchase up to an additional 10% of its outstanding shares. On October 6, 2010, the Company announced that it had completed its second stock repurchase program having purchased 1,499,100 shares at a weighted average cost of $12.36 including 23,700 shares repurchased during the quarter ended December 31, 2010. It was also announced that the Company’s Board of Directors authorized a third repurchase program to purchase up to an additional 5% of its outstanding shares. As of December 31, 2010, the Company had purchased an additional 277,100 shares at a weighted average cost of $12.83 per share under the third stock repurchase program. In total, the Company purchased 300,800 shares at a weighted average cost of $12.77 per share for the three months ended December 31, 2010.

Average Balance Sheets for the Three Months Ended December 31, 2010 and 2009

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$739,735	$9,844	5.28%	$737,346	$10,341	5.56%
Investment securities
Taxable (2)	50,509	208	1.63%	30,304	185	2.44%
Exempt from federal income tax (2) (3)	6,840	78	6.85%	7,423	83	6.64%

Total investment securities	57,349	286	2.26%	37,727	268	3.26%
Mortgage-backed securities	202,637	1,714	3.36%	189,705	2,052	4.29%
Federal Home Loan Bank stock	20,002	—	0.00%	20,727	—	0.00%
Other	1,609	—	0.00%	3,965	1	0.10%

Total interest-earning assets	1,021,332	11,844	4.62%	989,470	12,662	5.09%
Allowance for loan losses	(7,628)			(5,920)
Noninterest-earning assets	54,552			47,517

Total assets	$1,068,256			$1,031,067

Interest-bearing liabilities:
NOW accounts	$58,185	6	0.04%	$53,874	10	0.07%
Money market accounts	117,685	166	0.56%	109,511	318	1.15%
Savings and club accounts	66,504	42	0.25%	65,240	58	0.35%
Certificates of deposit	284,905	1,482	2.06%	145,160	1,020	2.79%
Borrowed funds	330,377	3,018	3.62%	435,419	3,973	3.62%

Total interest-bearing liabilities	$857,656	$4,714	2.18%	$809,204	$5,379	2.64%
Non-interest bearing NOW accounts	29,230			26,667
Noninterest-bearing liabilities	10,162			9,417

Total liabilities	897,048			845,288
Equity	171,208			185,779

Total liabilities and equity	$1,068,256			$1,031,067

Net interest income		$7,130			$7,283

Interest rate spread			2.44%			2.45%
Net interest-earning assets	$163,676			$180,266

Net interest margin (4)			2.77%			2.92%
Average interest-earning assets to average interest-bearing liabilities		119.08%			122.28%

(footnotes continue on the following page)

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and December 31, 2009

Net Income. Net income increased $218,000 million, or 27.5%, to $1.0 million for the three months ended December 31, 2010 compared to net income of $794,000 for the comparable period in 2009. The net income of $794,000 for the three months ending December 31, 2010 included a pre-tax write-down of $1.2 million in the value of the Company’s foreclosed real estate portfolio. The charge related to a single property in the Bank’s foreclosed real estate portfolio and was made to reflect a more current appraisal.

Net Interest Income. Net interest income decreased $153,000 or 2.1%, to $7.1 million for the three months ended December 31, 2010 from $7.3 million for the comparable period in 2009. The decrease was primarily attributable to a decrease in the Company’s average net earning assets of $16.6 million, and a decrease in the Company’s interest rate spread to 2.44% for the three months ended December 31, 2010, from 2.45% for the comparable period in 2009.

Interest Income. Interest income decreased $818,000 or 6.5%, to $11.8 million for the three months ended December 31, 2010 from $12.7 million for the comparable 2009 period. The decrease resulted primarily from a 47 basis point decrease in average yield on interest earning assets partially offset by a $31.9 million increase in average interest-earning assets. The average yield on interest earning assets was 4.62% for the three months ended December 31, 2010, as compared to 5.09% for the comparable 2009 period as the Company’s interest earning assets continued to re-price downward throughout the period. Loans increased on average $2.4 million between the two periods along with increases in the average balance of mortgage backed securities of $12.9 million. In addition, average taxable investment securities increased $20.2 million. These increases were offset in part by decreases in the average balances of tax exempt investment securities of $583,000 and average other interest earning assets of $2.4 million. The primary reason for the increase in mortgage backed and taxable investment securities was the partial reinvestment of borrowing proceeds, deposit proceeds and maturing investment securities into these assets. Average FHLBank Pittsburgh stock declined $725,000 as a result of a repurchase by the FHLB of stock in the quarter ended December 31, 2010. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLB in an amount not less than 45 basis points of the outstanding FHLB member asset value plus 4.6% of its outstanding FHLB borrowings, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The decrease in other interest earning assets was primarily due to a decrease in the average balance of cash held at FHLBank Pittsburgh.

Interest Expense. Interest expense decreased $665,000 or 12.4%, to $4.7 million for the three months ended December 31, 2010 from $5.4 million for the comparable 2009 period. The decrease resulted from a 46 basis point decrease in the overall cost of interest bearing liabilities to 2.18% for the three months ended December 31, 2010 from 2.64% for the comparable 2009 period, partially offset by a $48.5 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $153.5 million and average borrowed funds decreased $105.0 million. Average interest bearing deposits increased primarily as a result of a $139.7 million increase in average certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $480,000 for the three months ended December 31, 2010 as compared to $500,000 for the three months ended December 31, 2009. The allowance for loan losses was $7.7 million, or 1.02% of loans outstanding, at December 31, 2010, compared to $6.2 million, or 0.84% of loans outstanding at December 31, 2009.

Non-interest Income. Non-interest income decreased $121,000 or 8.3%, to $1.3 million from $1.5 million for the comparable period in 2009. The primary reason for the decrease was the decline in gains on the sale of loans of $152,000 during the 2010 period. The Company sold $5.7 million of long-term fixed-rate residential loans during the three months ended December 31, 2009, as compared to $97,000 for the corresponding 2010 period.

Non-interest Expense. Non-interest expense decreased $593,000, or 8.2%, to $6.6 million for the three months ended December 31, 2010 from $7.2 million for the comparable period in 2009. The primary reason for the decrease was a decline in loss on foreclosed real estate of $1.1 million. This decrease was offset, in part, by increases in occupancy and equipment expense of $218,000, compensation and employee benefits of $144,000, and other expense of $174,000. Other expense increased due primarily to increases in other professional fees, appraisal and lien search fees, and REO operations, which increased $33,000, $90,000, and $43,000 respectively. Compensation and employee benefits increased primarily as a result of staff increases required for the opening of four branches in 2010. Occupancy and equipment increased primarily because of a one-time accrual adjustment in real estate taxes of approximately $115,000 which was taken in 2009.

Income Taxes. Income tax expense increased $121,000 to $335,000 for the three months ended December 31, 2010 from $214,000 for the comparable 2009 period. The increase was primarily a result of the increase in income before taxes of $339,000 million for the three months ended December 31, 2010. The effective tax rate was 24.9% for the three months ended December 31, 2010, compared to 21.2% for the 2009 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	December 31, 2010	September 30, 2010

Non-performing assets:
Non-accruing loans	$11,929	$10,516
Troubled debt restructures	358	361

Total non-performing loans	12,287	10,877
Foreclosed real estate	2,393	2,034

Total non-performing assets	$14,680	$12,911

Ratio of non-performing loans to total loans	1.63%	1.47%
Ratio of non-performing loans to total assets	1.14%	1.01%
Ratio of non-performing assets to total assets	1.36%	1.20%
Ratio of allowance for loan losses to total loans	1.02%	1.01%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Nonperforming assets increased $1.8 million to $14.7 million at December 31, 2010 from $12.9 million at September 30, 2010. Nonperforming loans increased $1.4 million to $12.3 million at December 31, 2010 from $10.9 million at September 30, 2010. The $11.9 million of non-accruing loans included 50 residential loans with an aggregate outstanding balance of $9.4 million that were past due 90 or more days at December 31, 2010, 15 commercial loans with aggregate outstanding balances of $2.2 million and 11 consumer loans with aggregate balances of $376,000. Foreclosed real estate increased $359,000 to $2.4 million at December 31, 2010 from $2.0 million at September 30, 2010. The $359,000 increase included the addition of 6 residential properties valued at $416,000 to the foreclosed real estate portfolio which was partially offset by write-downs of $72,000.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2010, $7.3 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $9,000 at December 31, 2010. As of December 31, 2010, we had $257.5 million in borrowings outstanding from FHLBank Pittsburgh and $65.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $253.8 million.

At December 31, 2010, we had $52.4 million in loan commitments outstanding, which included, in part, $3.7 million in undisbursed construction loans, $22.4 million in unused home equity lines of credit, $8.3 million in commercial lines of credit and $14.2 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of December 31, 2010 totaled $113.0 million, or 36.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.3 million and $1.3 million for the three months ended December 31, 2010 and 2009, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided (used) in investing activities was $(17.4) million and $6.4 million for the three months ended December 31, 2010 and 2009, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided (used) of $10.5 million and $(8.2) million for the three months ended December 31, 2010 and 2009, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At December 31, 2010 the Company had a $2.8 million valuation allowance established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first three months of fiscal 2011, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2010.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2010.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

There have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report for the fiscal year ended September 30, 2010 on Form 10-K filed on December 14, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2010.

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – October 31, 2010	135,222	$12.59	135,000	561,600
November 1 – November 28, 2010	73,100	12.76	73,100	488,500
December 1 – December 31, 2010	92,700	12.92	92,700	395,800

Total	301,022	$12.73	300,800

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: February 9, 2011	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 9, 2011	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer