Form 10-Q
period 2011-03-31
ESSA Bancorp, Inc.
filed 2011-05-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011 there were 12,778,790 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2011	September 30, 2010
	(dollars in thousands)
ASSETS
Cash and due from banks	$8,054	$7,454
Interest-bearing deposits with other institutions	12,155	3,436

Total cash and cash equivalents	20,209	10,890
Investment securities available for sale	251,862	252,341
Investment securities held to maturity (estimated fair value of $10,179 and $13,254)	9,971	12,795
Loans receivable (net of allowance for loan losses of $8,129 and $7,448)	744,108	730,842
Federal Home Loan Bank stock	18,706	20,727
Premises and equipment	11,858	12,189
Bank-owned life insurance	17,886	15,618
Foreclosed real estate	3,160	2,034
Other assets	16,112	14,561

TOTAL ASSETS	$1,093,872	$1,071,997

LIABILITIES
Deposits	$632,213	$540,410
Short-term borrowings	—	14,719
Other borrowings	286,657	335,357
Advances by borrowers for taxes and insurance	4,416	1,465
Other liabilities	8,018	8,423

TOTAL LIABILITIES	931,304	900,374

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 12,819,971 and 13,482,612 outstanding at March 31, 2011 and September 30, 2010)	170	170
Additional paid in capital	165,652	164,494
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(11,664)	(11,891)
Retained earnings	65,309	64,272
Treasury stock, at cost; 4,160,929 and 3,498,288 shares at March 31, 2011 and September 30, 2010, respectively	(53,346)	(44,870)
Accumulated other comprehensive loss	(3,553)	(552)

TOTAL STOCKHOLDERS’ EQUITY	162,568	171,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,093,872	$1,071,997

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$9,795	$10,166	$19,639	$20,507
Investment securities:
Taxable	2,016	2,164	3,938	4,401
Exempt from federal income tax	75	77	153	160
Other investment income	1	1	1	2

Total interest income	11,887	12,408	23,731	25,070

INTEREST EXPENSE
Deposits	1,795	1,458	3,491	2,864
Short-term borrowings	23	35	45	84
Other borrowings	2,727	3,711	5,723	7,635

Total interest expense	4,545	5,204	9,259	10,583

NET INTEREST INCOME	7,342	7,204	14,472	14,487
Provision for loan losses	650	650	1,130	1,150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,692	6,554	13,342	13,337

NONINTEREST INCOME
Service fees on deposit accounts	729	777	1,491	1,604
Services charges and fees on loans	145	124	355	225
Trust and investment fees	195	212	406	432
Gain on sale of investments, net	115	308	115	308
Gain on sale of loans, net	—	40	3	195
Earnings on bank-owned life insurance	131	135	268	275
Other	8	11	20	24

Total noninterest income	1,323	1,607	2,658	3,063

NONINTEREST EXPENSE
Compensation and employee benefits	3,933	3,601	7,813	7,337
Occupancy and equipment	796	763	1,573	1,322
Professional fees	420	386	849	763
Data processing	481	467	930	917
Advertising	183	166	369	264
Federal Deposit Insurance Corporation (FDIC) premiums	222	123	406	481
(Gain)/Loss on foreclosed real estate	(94)	—	12	1,200
Other	514	539	1,141	992

Total noninterest expense	6,455	6,045	13,093	13,276

Income before income taxes	1,560	2,116	2,907	3,124
Income taxes	345	513	680	727

NET INCOME	$1,215	$1,603	$2,227	$2,397

Earnings per share
Basic	$0.10	$0.12	$0.19	$0.18
Diluted	$0.10	$0.12	$0.19	$0.18
Dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	(Dollars in thousands, except number of shares)
Balance, September 30, 2010	13,482,612	$170	$164,494	$(11,891)	$64,272	$(44,870)	$(552)	$171,623

Net income					2,227			2,227
Other comprehensive (loss):
Unrealized loss on securities available for sale, net of income tax benefit of $1,616							(3,137)	(3,137)
Change in unrecognized pension cost, net of income taxes of $70							136	136
Cash dividends declared ($.10 per share)					(1,190)			(1,190)
Stock based compensation			1,094					1,094
Allocation of ESOP stock			64	227				291
Treasury shares purchased	(662,641)					(8,476)		(8,476)

Balance, March 31, 2011	12,819,971	$170	$165,652	$(11,664)	$65,309	$(53,346)	$(3,553)	$162,568

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$2,227	$2,397
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,130	1,150
Provision for depreciation and amortization	572	579
Accretion of discounts and premiums, net	668	249
Gain on sale of investment securities, net	(115)	(308)
Gain on sale of loans, net	(3)	(195)
Origination of mortgage loans sold	(97)	(8,218)
Proceeds from sale of mortgage loans originated for sale	100	8,413
Compensation expense on ESOP	291	279
Stock based compensation	1,094	1,070
Decrease in accrued interest receivable	194	5
Decrease in accrued interest payable	(164)	(95)
Earnings on bank-owned life insurance	(268)	(275)
Deferred federal income taxes	(628)	179
Prepaid FDIC premiums	372	(1,600)
Loss on foreclosed real estate	224	1,200
Other, net	(434)	(1,339)

Net cash provided by operating activities	5,163	3,491

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	—	3,385
Investment securities available for sale:
Proceeds from sale of investment securities	6,209	13,940
Proceeds from principal repayments and maturities	53,701	31,199
Purchases	(64,739)	(52,018)
Investment securities held to maturity:
Proceeds from sale of investment securities	643	—
Proceeds from principal repayments and maturities	2,174	1,633
Purchases	—	(10,163)
(Increase) decrease in loans receivable, net	(15,895)	3,396
Redemption of FHLB stock	2,021	—
Purchase of bank owned life insurance	(2,000)	—
Proceeds from sale of other real estate	192	—
Capital improvements to foreclosed real estate	(20)	(43)
Purchase of premises, equipment, and software	(271)	(2,158)

Net cash used for investing activities	(17,985)	(10,829)

FINANCING ACTIVITIES
Increase in deposits, net	91,803	73,672
Net decrease in short-term borrowings	(14,719)	(33,091)
Proceeds from other borrowings	8,300	15,750
Repayment of other borrowings	(57,000)	(35,500)
Increase in advances by borrowers for taxes and insurance	2,951	2,846
Purchase of treasury stock	(8,004)	(7,694)
Dividends on common stock	(1,190)	(1,323)

Net cash provided by financing activities	22,141	14,660

Increase in cash and cash equivalents	9,319	7,322
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,890	18,593

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,209	$25,915

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$9,423	$10,678
Income taxes	1,775	1,246
Noncash items:
Transfers from loans to foreclosed real estate	1,508	379
Treasury stock payable	472	$(345)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2011 and 2010.

	Three months ended		Six months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900	16,980,900

Average treasury stock shares	(3,870,623)	(2,501,794)	(3,763,624)	(2,386,935)

Average unearned ESOP shares	(1,159,939)	(1,205,215)	(1,165,659)	(1,210,935)

Average unearned non-vested shares	(274,148)	(393,162)	(278,867)	(398,124)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	11,676,190	12,880,729	11,772,750	12,984,906

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	9,690	—	6,273	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	11,685,880	12,880,729	11,779,023	12,984,906

At March 31, 2011 and 2010 there were options to purchase 317,910 and 1,458,379 shares, respectively, of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At March 31, 2011 and 2010 there were 253,960 and 372,026 shares, respectively, of nonvested stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

4.	Comprehensive Income

The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010

Net income	$1,215	$1,603	$2,227	$2,397

Unrealized loss on securities available for sale	(385)	(281)	(4,638)	(1,100)
Realized gains included in net income	(115)	(308)	(115)	(308)
Change in unrecognized pension cost	103	79	206	156

Other comprehensive loss before tax benefit	(397)	(510)	(4,547)	(1,252)
Income tax benefit related to comprehensive loss	(135)	(173)	(1,546)	(426)

Other comprehensive loss	(262)	(337)	(3,001)	(826)

Comprehensive income (loss)	$953	$1,266	$(774)	$1,571

5.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

6.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$126,130	$1,264	$(1,750)	$125,644
Freddie Mac	45,999	1,415	(426)	46,988
Governmental National Mortgage Association	30,661	795	(329)	31,127

Total mortgage-backed securities	202,790	3,474	(2,505)	203,759
Obligations of states and political subdivisions	15,935	280	(279)	15,936
U.S. government agency securities	29,935	125	(113)	29,947
Corporate obligations	2,130	15	(5)	2,140

Total debt securities	250,790	3,894	(2,902)	251,782
Equity securities	11	69	—	80

Total	$250,801	$3,963	$(2,902)	$251,862

Held to Maturity
Fannie Mae	$1,413	$81	$—	$1,494
Freddie Mac	8,558	127	—	8,685

Total	$9,971	$208	$—	$10,179

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$99,142	$2,412	$(9)	$101,545
Freddie Mac	47,693	1,895	—	49,588
Governmental National Mortgage Association	35,211	1,040	(96)	36,155

Total mortgage-backed securities	182,046	5,347	(105)	187,288
Obligations of states and political subdivisions	10,637	279	(12)	10,904
U.S. government agency securities	52,177	279	(22)	52,434
Corporate obligations	1,654	23	—	1,677

Total debt securities	246,514	5,928	(139)	252,303
Equity securities	12	26	—	38

Total	$246,526	$5,954	$(139)	$252,341

Held to Maturity
Fannie Mae	$2,600	$140	$—	$2,740
Freddie Mac	10,195	319	—	10,514

Total	$12,795	$459	$—	$13,254

The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,061	$2,067	$—	$—
Due after one year through five years	21,608	21,679	786	834
Due after five years through ten years	48,000	48,595	1,033	1,095
Due after ten years	179,121	179,441	8,152	8,250

Total	$250,790	$251,782	$9,971	$10,179

For the three and six months ended March 31, 2011, the Company realized gross gains of $148,000 and gross losses of $33,000 and proceeds from the sale of investment securities of $14.0 million. For the three and six months ended March 31, 2010, the Company realized gross gains of $308,000 and proceeds from the sale of investment securities of $13.9 million. Included in the gross gains realized for the three and six months ended March 31, 2011 was $18,000 from the sale of investment securities classified as held to maturity. Proceeds from the sale of these securities were $643,000. The investment remaining in these securities at the time of sale was less than 20% of the original investment.

7.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	28	$67,531	$(1,750)	$—	$—	$67,531	$(1,750)
Freddie Mac	6	14,310	(426)	—	—	14,310	(426)
Governmental National Mortgage Association	8	13,296	(329)	—	—	13,296	(329)
Obligations of states and political subdivisions	5	4,372	(279)	—	—	4,372	(279)
U.S. government agency securities	6	11,841	(113)	—	—	11,841	(113)
Corporate obligations	1	495	(5)	—	—	495	(5)

Total	54	$111,845	$(2,902)	$—	$—	$111,845	$(2,902)

	September 30, 2010
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	1	$2,060	$(9)	$—	$—	$2,060	$(9)
Governmental National Mortgage Association	2	5,605	(96)	—	—	5,605	(96)
Obligations of states and political subdivisions	1	610	(12)	—	—	610	(12)
U.S. government agency securities	4	6,484	(22)	—	—	6,484	(22)

Total	8	$14,759	$(139)	$—	$—	$14,759	$(139)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. State or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at March 31, 2011, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2011	September 30, 2010
Real Estate Loans:
Residential	$595,470	$596,455
Construction	904	1,302
Commercial	96,857	77,943
Commercial	15,169	16,545
Home equity loans and lines of credit	41,770	43,559
Other	2,067	2,486

	752,237	738,290
Less allowance for loan losses	8,129	7,448

Net loans	$744,108	$730,842

	Real Estate Loans				Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial	Commercial Loans
		(dollars in thousands)
March 31, 2011
Total Loans	$595,470	$904	$96,857	$15,169	$41,770	$2,067	$752,237

Individually evaluated for impairment	6,212	—	5,089	153	298	—	11,752
Collectively evaluated for impairment	589,258	904	91,768	15,016	41,472	2,067	740,485

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
With no specific allowance recorded:
Real Estate Loans
Residential	$2,922	$2,915	$—	$2,481	$—
Construction	—	—	—	—	—
Commercial	3,850	3,855	—	2,524	—
Commercial	116	116	—	47	—
Home equity loans and lines of credit	91	91	—	25	—
Other	—	—	—	—	—

Total	6,979	6,977	—	5,077	—

With an allowance recorded:
Real Estate Loans
Residential	3,290	3,286	435	2,806	—
Construction	—	—	—	—	—
Commercial	1,239	1,240	247	938	—
Commercial	37	37	37	8	—
Home equity loans and lines of credit	207	207	109	101	—
Other	—	—	—	—	—

Total	4,773	4,770	828	3,853	—

Total:
Real Estate Loans
Residential	6,212	6,201	435	5,287	—
Construction	—	—	—	—	—
Commercial	5,089	5,095	247	3,462	—
Commercial	153	153	37	55	—
Home equity loans and lines of credit	298	298	109	126	—
Other	—	—	—	—	—

Total Impaired Loans	$11,752	$11,747	$828	$8,930	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	81,638	1,479	13,740	—	96,857
Commercial	14,607	284	243	35	15,169

Total	$96,245	$1,763	$13,983	$35	$112,026

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing.

	Performing	Non-performing	Total
March 31, 2011
Real estate loans:
Residential	$586,283	$9,187	$595,470
Construction	904	—	904
Home Equity loans and lines of credit	41,594	176	41,770
Other	1,874	193	2,067

Total	$630,655	$9,556	$640,211

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2011
Real estate loans
Residential	$581,285	$3,481	$1,517	$—	$9,187	$14,185	$595,470
Construction	904	—	—	—	—	—	904
Commercial	94,086	410	—	—	2,361	2,771	96,857
Commercial	15,039	74	—	—	56	130	15,169
Home equity loans and lines of credit	41,094	360	141	—	175	676	41,770
Other	1,864	3	7	—	193	203	2,067

Total	$734,272	$4,328	$1,665	$—	$11,972	$17,965	$752,237

Non-performing assets, which are composed of non-performing loans of $12.0 million, troubled debt restructures of $322,000, and foreclosed real estate of $3.2 million, were $15.5 million at March 31, 2011. Nonperforming assets were $12.9 million at September 30, 2010. The increase was due to increases of $825,000 in nonperforming residential loans, $807,000 in nonperforming commercial loans and $1.1 million in foreclosed real estate offset, in part, by a decrease of $178,000 in nonperforming consumer loans. Commercial nonperforming loans increased primarily as a result of the addition of two commercial real estate relationships. Nonperforming residential loans increased due to an increase in the average per loan balance of nonperforming residential loans to $180,000 at March 31, 2011 compared to $167,000 at September 30, 2010. The number of nonperforming residential loans at March 31, 2011 increased by one loan to 51 compared to 50 at September 30, 2010. Within the non-performing loans of $12.0 million at March 31, 2011, $4.3 million were impaired loans. As of March 31, 2011, the Company had total impaired loans of $11.5 million which the Company has determined that a reserve of $828,000 is required. Foreclosed real estate was $3.2 million at March 31, 2011 and $2.0 million at September 30, 2010.

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2011 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
ALL balance at September 30, 2010	4,462	15	1,556	204	569	22	620	7,448
Charge-offs	(314)	—	—	(132)	(101)	—	—	(547)
Recoveries	83	—	—	1	14	—	—	98
Provision	811	(7)	(135)	274	152	2	33	1,130

ALL balance at March 31, 2011	5,042	8	1,421	347	634	24	653	8,129

Individually evaluated for impairment	435	—	247	37	109	—	—	828
Collectively evaluated for impairment	4,607	8	1,174	310	525	24	653	7,301

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial and home equity loans and lines of credit segments for the six month period ending March 31, 2011 due to increased charge off activity in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Six Months Ended March 31,
	2011	2010
Balance, beginning of period	$7,448	$5,815
Add
Provision charged to operations	1,130	1,150
Loan recoveries	98	26

	8,676	6,991
Less loans charged off	(547)	(396)

Balance, end of period	$8,129	$6,595

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2011	September 30, 2010
Non-interest bearing demand accounts	$28,712	$30,448
NOW accounts	59,058	61,878
Money market accounts	118,692	119,238
Savings and club accounts	72,511	67,763
Certificates of deposit	353,240	261,083

Total	$632,213	$540,410

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 14 of the Company’s Consolidated Financial Statements for the year ended September 30, 2010 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Service Cost	$134	$106	$267	$211
Interest Cost	175	142	349	285
Expected return on plan assets	(193)	(145)	(385)	(290)
Amortization of prior service cost	2	3	4	5
Amortization of unrecognized loss	101	74	202	150

Net periodic benefit cost	$219	$180	$437	$361

The Bank expects to contribute $500,000 to its pension plan in fiscal 2011.

11.	Equity Incentive Plan

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

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock. In accordance with generally accepted accounting principles for Share-Based Payments, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

For the six months ended March 31, 2011 and 2010, the Company recorded $1.1 million of share-based compensation expense, comprised of stock option expense of $362,000 and restricted stock expense of $732,000 for the March 31, 2011 period and stock option expense of $347,000 and restricted stock expense of $724,000 for the March 31, 2010 period. Expected future expense relating to the 863,027 non-vested options outstanding as of March 31, 2011, is $1.5 million over the remaining vesting period of 2.17 years. Expected future compensation expense relating to the 351,638 restricted shares at March 31, 2011, is $3.1 million over the remaining vesting period of 2.17 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended March 31, 2011.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2010	1,458,379	$12.35	7.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, March 31, 2011	1,458,379	$12.35	7.12	$1,240

Exercisable at March 31, 2011	595,352	$12.35	7.12	$506

The weighted-average grant date fair value of the Company’s non-vested options as of March 31, 2011 and 2010, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2011, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2010	352,448	$12.35
Granted	—	—
Vested	810	12.35
Forfeited	—	—

Nonvested at March 31, 2011	351,638	$12.35

12.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of March 31, 2011 and September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurement at March 31, 2011
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2011
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$203,759	$—	$203,759
Obligations of states and political subdivisions	—	15,936	—	15,936
U.S. government agencies	—	29,947	—	29,947
Corporate obligations	—	2,140	—	2,140
Equity securities	24	56	—	80

Total debt and equity securities	$24	$251,838	$—	$251,862
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$3,160	$3,160
Impaired loans measured on a non-recurring basis	$—	$—	$10,924	$10,924
Mortgage servicing rights measured on a non-recurring basis	$—	$—	$273	$273

Fair Value Measurement at September 30, 2010
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2011
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$187,288	$—	$187,288
Obligations of states and political subdivisions	—	10,904	—	10,904
U.S. government agencies	—	52,434	—	52,434
Corporate obligations	—	1,677	—	1,677
Equity securities	38	—	—	38

Total debt and equity securities	$38	$252,303	$—	$252,341
Foreclosed real estate owned measured on a non-recurring basis	$—	$2,034	$—	$2,034
Impaired loans measured on a non-recurring basis	$—	$7,646	$—	$7,646
Mortgage servicing rights measured on a non-recurring basis	$—	$—	$318	$318

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2011, 174 impaired loans with a carrying value of $11.7 million were reduced by specific valuation allowance totaling $828,000 resulting in a net fair value of $10.9 million based on Level 3 inputs.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	March 31, 2011		September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$20,209	$20,209	$10,890	$10,890
Investment and mortgage-backed securities:
Available for sale	251,862	251,862	252,341	252,341
Held to maturity	9,971	10,179	12,795	13,254
Loans receivable, net	744,108	765,066	730,842	755,871
Accrued interest receivable	4,198	4,198	4,392	4,392
FHLB stock	18,706	18,706	20,727	20,727
Mortgage servicing rights	273	273	318	318
Bank owned life insurance	17,886	17,886	15,618	15,618

Financial liabilities:
Deposits	$632,213	$638,589	$540,410	$548,352
Short-term borrowings	—	—	14,719	14,719
Other borrowings	286,657	298,612	335,357	353,358
Advances by borrowers for taxes and insurance	4,416	4,416	1,465	1,465
Accrued interest payable	1,482	1,482	1,646	1,646

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

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

Total Assets. Total assets increased by $21.9 million, or 2.0%, to $1,093.9 million at March 31, 2011 from $1,072.0 million at September 30, 2010. This increase was primarily due to increases in net loans receivable and interest bearing deposits with other institutions.

Investment Securities Available for Sale. Investment securities available for sale decreased $479,000, or 0.2%, to $251.9 million at March 31, 2011 from $252.3 million at September 30, 2010. The decrease was due primarily to a decrease of $22.5 million in the Company’s portfolio of United States government sponsored agency securities, offset in part by a $16.5 million increase in the Company’s portfolio of mortgage-backed securities issued by United States government sponsored agencies and a $5.0 million increase in obligations of state and political subdivisions.

Investment securities held to maturity. Investment securities held to maturity decreased $2.8 million, or 22.1%, to $10.0 million at March 31, 2011 from $12.8 million at September 30, 2010. The decrease was due to normal repayments received on the mortgage-backed portfolio and the sale of $643,000 of held to maturity investment securities. At the time of their sale, these securities had paid down to less than 20% of their original investment value.

Net Loans. Net loans increased $13.3 million, or 1.8%, to $744.1 million at March 31, 2011 from $730.8 million at September 30, 2010. The increase in net loans receivable was primarily attributed to an increase in commercial real estate loans. During this period, commercial real estate loans outstanding increased by $18.9 million to $97.0 million. This increase was partially offset by decreases in commercial loans outstanding of $1.4 million to $15.2 million, residential real estate loans outstanding of $1.1 million to $595.1 million, home equity loans and lines of credit outstanding of $1.8 million to $41.8, construction loans outstanding of $398,000 to $904,000 and other loans outstanding of $419,000 to $2.1 million.

Deposits. Deposits increased $91.8 million, or 17.0%, to $632.2 million at March 31, 2011 from $540.4 million at September 30, 2010. At March 31, 2011 compared to September 30, 2010, certificate of deposit accounts increased $92.2 million to $353.2 million, and savings and club accounts increased $4.7 million to $72.5 million. These increases were offset in part during the same period by decreases in non-interest bearing demand accounts of $1.7 million to $28.7 million, NOW accounts of $2.8 million to $59.1 million and money market accounts of $546,000 to $118.7 million. Included in the certificates of deposit at March 31, 2011 was an increase of $54.0 million in brokered certificates of deposit to $124.6 million. The increase in brokered certificates was the result of the Company’s decision to replace maturing FHLBank Pittsburgh borrowings with lower priced brokered certificates of deposit.

Borrowed Funds. Borrowed funds decreased by $63.4 million, or 18.1%, to $286.7 million at March 31, 2011, from $350.1 million at September 30, 2010. The decrease in borrowed funds was primarily due to maturities of FHLBank Pittsburgh borrowings.

Stockholders’ Equity. Stockholders’ equity decreased by $9.1 million, or 5.3%, to $162.6 million at March 31, 2011 from $171.6 million at September 30, 2010. This decrease was primarily the result of a stock repurchase program the Company began in June 2008 and an increase in the Company’s accumulated other comprehensive loss. The accumulated other comprehensive loss increased by $3.0 million at March 31, 2011 compared to September 30, 2010 primarily due to a decrease in the unrealized gain, net of taxes, on the Company’s investment securities available for sale. The unrealized gain decreased due to changes in interest rates. In June, 2009, the Company announced that is had completed its first stock repurchase program having purchased 2,547,135 shares at a weighted average cost of $13.14. On October 6, 2010, the Company announced that it had completed its second stock repurchase program having purchased 1,499,100 shares at a weighted average cost of $12.36. It was also announced that the Company’s Board of Directors authorized a third repurchase program to purchase up to an additional 5% of its outstanding shares. During the quarter ended March 31, 2011, the Company had purchased an additional 361,619 shares at a weighted average cost of $12.81 per share under the third stock repurchase program. In April 2011, the Company announced that it had completed the third repurchase program having purchased 679,900 shares at a weighted average cost of $12.82.

Average Balance Sheets for the Three and Six Months Ended March 31, 2011 and 2010

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$756,105	$9,795	5.25%	$733,330	$10,166	5.62%
Investment securities
Taxable (2)	44,739	234	2.12%	37,483	207	2.24%
Exempt from federal income tax (2) (3)	6,649	75	6.93%	6,915	77	6.84%

Total investment securities	51,388	309	2.74%	44,398	284	2.96%
Mortgage-backed securities	210,447	1,782	3.43%	185,390	1,957	4.28%
Federal Home Loan Bank stock	19,292	—	0.00%	20,727	—	0.00%
Other	6,603	1	0.06%	10,330	1	0.04%

Total interest-earning assets	1,043,835	11,887	4.63%	994,175	12,408	5.08%
Allowance for loan losses	(7,857)			(6,358)
Noninterest-earning assets	54,515			50,065

Total assets	$1,090,493			$1,037,882

Interest-bearing liabilities:
NOW accounts	$56,376	6	0.04%	$53,460	10	0.08%
Money market accounts	119,474	155	0.53%	114,275	324	1.15%
Savings and club accounts	67,972	48	0.29%	67,047	51	0.31%
Certificates of deposit	326,236	1,586	1.97%	165,463	1,073	2.63%
Borrowed funds	312,757	2,750	3.57%	417,239	3,746	3.64%

Total interest-bearing liabilities	$882,815	$4,545	2.09%	$817,484	$5,204	2.58%
Non-interest bearing NOW accounts	28,766			26,472
Noninterest-bearing liabilities	11,685			10,707

Total liabilities	923,266			854,663
Equity	167,227			183,219

Total liabilities and equity	$1,090,493			$1,037,882

Net interest income		$7,342			$7,204

Interest rate spread			2.54%			2.50%
Net interest-earning assets	$161,020			$176,691

Net interest margin (4)			2.85%			2.94%
Average interest-earning assets to average interest-bearing liabilities		118.24%			121.61%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Six Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$747,920	$19,639	5.27%	$735,338	$20,507	5.59%
Investment securities
Taxable (2)	47,566	442	1.86%	33,893	393	2.33%
Exempt from federal income tax (2) (3)	6,745	153	6.89%	7,169	160	6.78%

Total investment securities	54,311	595	2.49%	41,062	553	3.10%
Mortgage-backed securities	206,599	3,496	3.39%	187,547	4,008	4.29%
Federal Home Loan Bank stock	19,647	—	0.00%	20,727	—	0.00%
Other	4,106	1	0.05%	7,148	2	0.06%

Total interest-earning assets	1,032,583	23,731	4.62%	991,822	25,070	5.09%
Allowance for loan losses	(7,743)			(6,139)
Noninterest-earning assets	54,534			48,791

Total assets	$1,079,374			$1,034,474

Interest-bearing liabilities:
NOW accounts	$57,280	13	0.05%	$53,667	20	0.07%
Money market accounts	118,580	320	0.54%	111,893	642	1.15%
Savings and club accounts	67,238	90	0.27%	66,144	109	0.33%
Certificates of deposit	305,571	3,067	2.01%	155,312	2,093	2.70%
Borrowed funds	321,567	5,769	3.60%	426,329	7,719	3.63%

Total interest-bearing liabilities	870,236	9,259	2.13%	813,345	10,583	2.61%
Non-interest bearing NOW accounts	28,998			26,555
Noninterest-bearing liabilities	10,923			10,060

Total liabilities	910,157			849,960
Equity	169,217			184,514

Total liabilities and equity	$1,079,374			$1,034,474

Net interest income		$14,472			$14,487

Interest rate spread			2.49%			2.48%
Net interest-earning assets	$162,347			$178,477

Net interest margin (4)			2.81%			2.93%
Average interest-earning assets to average interest-bearing liabilities		118.66%			121.94%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

Net Income. Net income decreased $388,000, or 24.2%, to $1.2 million for the three months ended March 31, 2011 compared to net income of $1.6 million for the comparable period in 2010. Net income for the three months ending March 31, 2011 includes an increase in non-interest expense related to the opening of one branch in the second quarter of 2010 and three branches in the third quarter of 2010.

Net Interest Income. Net interest income increased $138,000 or 1.9%, to $7.3 million for the three months ended March 31, 2011 from $7.2 million for the comparable period in 2010. The increase was primarily attributable to an increase in the Company’s interest rate spread to 2.54% for the three months ended March 31, 2011, from 2.50% for the comparable period in 2010, offset in part by a decrease of $15.7 million in the Company’s average net earnings assets.

Interest Income. Interest income decreased $521,000 or 4.2%, to $11.9 million for the three months ended March 31, 2011 from $12.4 million for the comparable 2010 period. The decrease resulted primarily from a 45 basis point decrease in average yield on interest earning assets partially offset by a $49.7 million increase in average interest-earning assets. The average yield on interest earning assets was 4.63% for the three months ended March 31, 2011, as compared to 5.08% for the comparable 2010 period as the Company’s interest earning assets continued to re-price downward throughout the period. Loans increased on average $22.8 million between the two periods along with increases in the average balance of mortgage backed securities of $25.1 million. In addition, average taxable investment securities increased $7.3 million. These increases were offset in part by decreases in the average balances of tax exempt investment securities of $266,000 and average other interest earning assets of $3.7 million. The primary reason for the increase in mortgage backed and taxable investment securities was the partial reinvestment of borrowing proceeds, deposit proceeds and maturing investment securities into these assets. Average FHLBank Pittsburgh stock declined $1.4 million as a result of a repurchase by the FHLB of stock in the six month period ended December 31, 2010. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLB in an amount not less than 45 basis points of the outstanding FHLB member asset value plus 4.6% of its outstanding FHLB borrowings, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The decrease in other interest earning assets was primarily due to a decrease in the average balance of cash held at FHLBank Pittsburgh.

Interest Expense. Interest expense decreased $659,000 or 12.7%, to $4.5 million for the three months ended March 31, 2011 from $5.2 million for the comparable 2010 period. The decrease resulted from a 49 basis point decrease in the overall cost of interest bearing liabilities to 2.09% for the three months ended March 31, 2011 from 2.58% for the comparable 2010 period, partially offset by a $65.3 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $169.8 million and average borrowed funds decreased $104.5 million. Average interest bearing deposits increased primarily as a result of a $160.8 million increase in average certificates of deposit. Borrowed funds decreased primarily due to maturities of FHLBank Pittsburgh borrowings. Average certificates of deposit included an increase of $86.4 million in average brokered certificates of deposit. The Company primarily replaced maturing FHLBank Pittsburgh borrowings with brokered certificates because they were a cheaper funding source.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of 650,000 for the three months ended March 31, 2011 as compared to $650,000 for the three months ended March 31, 2010. The allowance for loan losses was $8.1 million, or 1.08% of loans outstanding, at March 31, 2011, compared to $7.4 million, or 1.01% of loans outstanding at September 30, 2010.

Non-interest Income. Non-interest income decreased $284,000 or 17.7% to $1.3 million from $1.6 million for the comparable period in 2010. The primary reasons for the decrease were the declines in gains on the sale of investments of $193,000, gains on sale of loans, net of $40,000, and service fees and deposit accounts of $48,000 during the 2010 period. The Company took advantage of favorable market conditions in the three months ended March 31, 2010 and recorded a gain on sale of investments of $308,000 compared to $115,000 for the three months ended March 31, 2011.

Non-interest Expense. Non-interest expense increased $410,000, or 6.8%, to $6.5 million for the three months ended March 31, 2011 from $6.0 million for the comparable period in 2010. The primary reason for the increase was an increase in compensation and employee benefits of $332,000 and FDIC insurance premiums of $99,000, offset in part, by decreases in foreclosed real estate of $94,000, and other expense of $25,000. Compensation and employee benefits increased primarily, as a result, of staff increases required for the opening of four branches in 2010. FDIC premiums increased as a result of increases in FDIC insurance costs.

Income Taxes. Income tax expense decreased $168,000 to $345,000 for the three months ended March 31, 2011 from $513,000 for the comparable 2010 period. The decrease was primarily a result of the decrease in income before taxes of $556,000 million for the three months ended March 31, 2011. The effective tax rate was 22.1% for the three months ended March 31, 2011, compared to 24.2% for the 2010 period.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and March 31, 2010

Net Income. Net income decreased $170,000 or 7.1%, to $2.2 million for the six months ended March 31, 2011 compared to net income of $2.4 million for the comparable period in 2010. The net income of $2.2 million for the six months ending March 31, 2011 included expenses related to the opening of four new branch offices and a decline in gains on sales of loans and investments.

Net Interest Income. Net interest income decreased $15,000 or 0.1%, to $14.5 million for the six months ended March 31, 2011 from $14.5 million for the comparable period in 2010. The decrease was primarily attributable to a decrease in the Company’s average net earning assets of $16.1 million, offset by a slight increase in the Company’s interest rate spread to 2.49% for the six months ended March 31, 2011 from 2.48% for the comparable period in 2010.

Interest Income. Interest income decreased $1.3 million or 5.3%, to $23.7 million for the six months ended March 31, 2011 from $25.1 million for the comparable 2010 period. The decrease resulted primarily from a 47 basis point decrease in average yield on interest earning assets partially offset by a $40.8 million increase in average interest-earning assets. The average yield on interest earning assets was 4.62% for the six months ended March 31, 2011, as compared to 5.09% for the comparable 2010 period. Loans increased on average $12.6 million between the two periods along with increases in the average balance of mortgage backed securities of $19.1 million and total investment securities of $13.2 million. These increases were offset in part by a decrease in the average balances of other earning assets of $3.0 million and capital stock of FHLBank Pittsburgh of $1.1 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, maturing certificates of deposit and investment securities into these assets. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLB in an amount not less than 45 basis points of the outstanding FHLB member asset value plus 4.6% of its outstanding FHLB borrowings, as calculated throughout the year. On December 23, 2008, the FHLBank Pittsburgh notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice.

Interest Expense. Interest expense decreased $1.3 million, to $9.3 million for the six months ended March 31, 2011 from $10.6 million for the comparable 2010 period. The decrease resulted from a 48 basis point decrease in the overall cost of interest bearing liabilities to 2.13% for the six months ended March 31, 2011 from 2.61% for the comparable 2010 period, partially offset by a $56.9 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $161.7 million and average borrowed funds decreased $104.8 million. Average interest bearing deposits increased primarily as a result of an increase of $150.3 million in average certificates of deposit. Borrowed funds decreased primarily due to maturities of FHLBank Pittsburgh borrowings. Average certificates of deposit included an increase of $85.2 million in average brokered certificates of deposit. The Company primarily replaced maturing FHLBank Pittsburgh borrowings with brokered certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. Non-performing assets at March 31, 2011 were $15.5 million compared to non-performing assets of $11.9 million at March 31, 2010. After an evaluation of these factors, management made a provision for loan losses of $1.1 million for the six months ended March 31, 2011 as compared to $1.2 million for the six months ended March 31, 2010. The allowance for loan losses was $8.1 million, or 1.08% of loans outstanding, at March 31, 2011, compared to $6.6 million, or 0.90% of loans outstanding at March 31, 2010.

Non-interest Income. Non-interest income decreased $405,000 or 13.2%, to $2.7 million from $3.1 million for the comparable period in 2010. The primary reasons for the decrease were decreases in gain on sale of investments of $193,000, gain on sale of loans of $192,000, and service fees on deposit accounts of $113,000 which were partially offset by increases in service charges and fees on loans of $130,000. The Company took advantage of favorable market conditions in the six months ended March 31, 2010 and recorded gains on sale of investments of $308,000 and gains on sales of loans of $195,000 versus $115,000 and $3,000 for the comparable period in 2011, respectively.

Non-interest Expense. Non-interest expense decreased $183,000, or 1.4%, to $13.1 million for the six months ended March 31, 2011 from $13.3 million for the comparable period in 2010. The primary reason for the decrease was a decline in write-down in foreclosed real estate of $1.2 million. This decrease was offset in part by increases in occupancy and equipment expense of $251,000 and compensation and employee benefit expense of $476,000. Write-downs of foreclosed real estate decreased because the Company took a $1.2 million charge off in the first fiscal quarter of 2010 related to a single property in the Bank’s foreclosed real estate portfolio. Compensation and employee benefits increased primarily as a result of the hiring of additional employees to staff the Company’s branch expansion.

Income Taxes. Income tax expense decreased $47,000 or 6.5%, to $680,000 for the six months ended March 31, 2011 from $727,000 for the comparable 2010 period. The decrease in income tax expense was primarily the result of a decrease of $217,000 in income before taxes for the six months ended March 31, 2011 compared to the comparable period in 2010. The effective tax rate was 23.4% for the six months ended March 31, 2011, compared to 23.3% for the 2010 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	March 31, 2011	September 30, 2010
Non-performing assets:
Non-accruing loans	$11,972	$10,516
Troubled debt restructures	322	360

Total non-performing loans	12,294	10,876
Foreclosed real estate	3,160	2,034

Total non-performing assets	$15,454	$12,910

Ratio of non-performing loans to total loans	1.63%	1.47%
Ratio of non-performing loans to total assets	1.12%	1.01%
Ratio of non-performing assets to total assets	1.41%	1.20%
Ratio of allowance for loan losses to total loans	1.08%	1.01%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Nonperforming assets increased $2.5 million to $15.5 million at March 31, 2011 from $12.9 million at September 30, 2010. Nonperforming loans increased $1.4 million to $12.3 million at March 31, 2011 from $10.9 million at September 30, 2010. The $11.9 million of non-accruing loans included 51 residential loans with an aggregate outstanding balance of $9.2 million that were past due 90 or more days at March 31, 2011, 15 commercial loans with aggregate outstanding balances of $2.4 million and 10 consumer loans with aggregate balances of $369,000. Foreclosed real estate increased $1.1 million to $3.2 million at March 31, 2011 from $2.0 million at September 30, 2010. The $1.1 million increase included the addition of 13 residential properties valued at $1.4 million to the foreclosed real estate portfolio, which was partially offset by write-downs of

$123,000. The Company also sold two foreclosed properties totaling $178,000 for the period. The Company’s largest foreclosed property is a former townhouse project valued at $1.0 million at March 31, 2011. This property is expected to be sold without the recognition of any additional losses, during the third quarter.

A loan is considered to be a troubled debt restructure (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance of 12 months.

At March 31, 2011 the principal balance of troubled debt restructures was $9.4 million as compared to $7.0 million at September 30, 2010. Within the $9.4 million of troubled debt restructures at March 31, 2011, $5.5 million are performing loans and $3.6 million are non-accrual loans. An additional $322,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 58 loans that make up our troubled debt restructures at March 31, 2011, one loan with a balance of $2,000 was granted a rate concession at a below market interest rate. One loan with a balance of $230,000 was granted a rate concession at market rates. Four loans with balances totaling $1.1 million were granted market rate and terms concessions and 52 loans with balances totaling $8.1 million were granted terms concessions.

Residential real estate loans make up the vast majority of our troubled debt restructures. As of March 31, 2011, troubled debt restructures were comprised of 34 residential loans totaling $6.0 million, 18 commercial and commercial real estate loans totaling $3.1 million, and six consumer (Home equity loans, home equity lines and credit, and other) totaling $273,000.

For the six month period ended March 31, 2011, six loans totaling $787,000 were removed from TDR status. One loan for $148,000 was transferred to foreclosed real estate, one loan for $409,000 had completed 12 timely payments, and four loans totaling $230,000 were paid off.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the six months ended March 31, 2011, we modified 217 loans ($29.4 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, they numbered 22 in the six months ended March 31, 2011 with an aggregate balance of approximately $12.7 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2011, $20.2 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts.

Short-term investment securities (maturing in one year or less) totaled $2.1 million at March 31, 2011. As of March 31, 2011, we had $226.7 million in borrowings outstanding from FHLBank Pittsburgh and $60.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $276.4 million.

At March 31, 2011, we had $53.8 million in loan commitments outstanding, which included, in part, $3.0 million in undisbursed construction loans, $22.9 million in unused home equity lines of credit, $7.3 million in commercial lines of credit and $16.9 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of March 31, 2011 totaled $120.0 million, or 34.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. The Company intends to purchase low income housing tax credits at a cost of approximately $8.0 million to be disbursed during the next two years.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $5.2 million and $3.5 million for the three months ended March 31, 2011 and 2010, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $(18.0) million and $(10.8) million for the three months ended March 31, 2011 and 2010, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $22.1 million and $14.7 million for the three months ended March 31, 2011 and 2010, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At March 31, 2011 the Company had a $2.8 million valuation allowance established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first six months of fiscal 2011, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2011.

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2011	—	$—	—	402,800
February 1 – February 28, 2011	21,468	12.61	21,468	381,332
March 1 – March 31, 2011	340,151	12.82	340,151	41,181

Total	361,619	$12.81	361,619

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: May 10, 2011	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 10, 2011	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer