Form 10-Q
period 2011-06-30
ESSA Bancorp, Inc.
filed 2011-08-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 4, 2011 there were 12,454,622 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2011	September 30, 2010
	(dollars in thousands)
Cash and due from banks	$8,604	$7,454
Interest-bearing deposits with other institutions	13,193	3,436

Total cash and cash equivalents	21,797	10,890
Investment securities available for sale	256,166	252,341
Investment securities held to maturity (fair value of $9,834 and $13,254)	9,479	12,795
Loans receivable (net of allowance for loan losses of $8,225 and $7,448)	741,764	730,842
Federal Home Loan Bank stock	17,770	20,727
Premises and equipment, net	11,682	12,189
Bank-owned life insurance	23,057	15,618
Foreclosed real estate	2,039	2,034
Intangible assets, net	1,906	—
Goodwill	40	—
Other assets	16,923	14,561

TOTAL ASSETS	$1,102,623	$1,071,997

LIABILITIES
Deposits	$655,369	$540,410
Short-term borrowings	—	14,719
Other borrowings	269,657	335,357
Advances by borrowers for taxes and insurance	6,550	1,465
Other liabilities	6,448	8,423

TOTAL LIABILITIES	938,024	900,374

Commitment and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 12,645,522 and 13,482,612 outstanding at June 30, 2011 and September 30, 2010)	170	170
Additional paid in capital	166,208	164,494
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(11,551)	(11,891)
Retained earnings	65,973	64,272
Treasury stock, at cost; 4,335,378 and 3,498,288 shares at June 30, 2011 and September 30, 2010, respectively	(55,436)	(44,870)
Accumulated other comprehensive loss	(765)	(552)

TOTAL STOCKHOLDERS’ EQUITY	164,599	171,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,102,623	$1,071,997

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable	$9,683	$10,105	$29,322	$30,612
Investment securities:
Taxable	2,092	1,925	6,030	6,326
Exempt from federal income tax	66	78	219	238
Other investment income	1	3	2	5

Total interest income	11,842	12,111	35,573	37,181

INTEREST EXPENSE
Deposits	1,932	1,769	5,423	4,633
Short-term borrowings	1	1	46	85
Other borrowings	2,549	3,670	8,272	11,305

Total interest expense	4,482	5,440	13,741	16,023

NET INTEREST INCOME	7,360	6,671	21,832	21,158
Provision for loan losses	475	500	1,605	1,650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,885	6,171	20,227	19,508

NONINTEREST INCOME
Service fees on deposit accounts	768	799	2,259	2,403
Services charges and fees on loans	142	126	497	351
Trust and investment fees	190	203	596	635
Gain on sale of investments, net	56	305	171	613
Gain on sale of loans, net	—	41	3	236
Earnings on bank-owned life insurance	170	135	438	410
Insurance commissions	125	—	125	—
Other	8	10	28	34

Total noninterest income	1,459	1,619	4,117	4,682

NONINTEREST EXPENSE
Compensation and employee benefits	3,899	3,731	11,712	11,068
Occupancy and equipment	758	823	2,331	2,145
Professional fees	411	373	1,260	1,136
Data processing	477	524	1,407	1,441
Advertising	165	208	534	472
Federal Deposit Insurance Corporation (FDIC) premiums	196	157	602	638
Loss on foreclosed real estate, net	81	—	93	1,200
Amortization of intangible assets	54	—	54	—
Other	526	519	1,667	1,511

Total noninterest expense	6,567	6,335	19,660	19,611

Income before income taxes	1,777	1,455	4,684	4,579
Income taxes	536	387	1,216	1,114

NET INCOME	$1,241	$1,068	$3,468	$3,465

Earnings per share
Basic	$0.11	$0.09	$0.30	$0.27
Diluted	$0.11	$0.09	$0.30	$0.27
Dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Dollars in thousands, except number of shares)
Balance, September 30, 2010	13,482,612	$170	$164,494	$(11,891)	$64,272	$(44,870)	$(552)	$171,623

Net income					3,468			3,468
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income tax benefit of $214							(417)	(417)
Change in unrecognized pension cost, net of income taxes of $105							204	204
Cash dividends declared ($.15 per share)					(1,767)			(1,767)
Stock based compensation			1,628					1,628
Allocation of ESOP stock			86	340				426
Treasury shares purchased	(837,090)					(10,566)		(10,566)

Balance, June 30, 2011	12,645,522	$170	$166,208	$(11,551)	$65,973	$(55,436)	$(765)	$164,599

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,468	$3,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,605	1,650
Provision for depreciation and amortization.	830	895
Amortization of discounts and premiums, net	906	474
Gain on sale of investment securities, net	(171)	(613)
Gain on sale of loans, net	(3)	(236)
Origination of mortgage loans sold	(97)	(9,750)
Proceeds from sale of mortgage loans originated for sale	100	9,986
Compensation expense on ESOP	426	420
Stock based compensation	1,628	1,604
Decrease in accrued interest receivable	166	208
Increase in accrued interest payable	103	191
Earnings on bank-owned life insurance	(438)	(410)
Deferred federal income taxes	(597)	(50)
(Increase) decrease in prepaid FDIC premiums	553	(1,455)
Decrease in accrued pension liability	(845)	(1,196)
Loss on foreclosed real estate, net	335	1,200
Amortization of intangible assets	54	—
Other, net	(1,062)	(1,811)

Net cash provided by operating activities	6,961	4,572

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	—	3,385
Investment securities available for sale:
Proceeds from sale of investment securities	7,660	28,105
Proceeds from principal repayments and maturities	67,885	47,113
Purchases	(80,748)	(88,275)
Investment securities held to maturity:
Proceeds from sale of investment securities	643	—
Proceeds from principal repayments and maturities	2,673	3,024
Purchases	—	(10,163)
(Increase) decrease in loans receivable, net	(14,687)	1,127
Redemption of FHLB stock	2,957	—
Purchase of bank owned life insurance	(7,001)	—
Proceeds from sale of other real estate	1,889	—
Investment in limited partnership	(2,170)	—
Capital improvements to foreclosed real estate	(46)	(63)
Purchase of insurance subsidiary	(2,025)	—
Purchase of premises, equipment, and software	(297)	(2,859)

Net cash used for investing activities	(23,267)	(18,606)

FINANCING ACTIVITIES
Increase in deposits, net	114,959	107,018
Net decrease in short-term borrowings	(14,719)	(48,091)
Proceeds from other borrowings	8,300	17,250
Repayment of other borrowings	(74,000)	(45,500)
Increase in advances by borrowers for taxes and insurance	5,085	4,847
Purchase of treasury stock.	(10,645)	(12,421)
Dividends on common stock	(1,767)	(1,958)

Net cash provided by financing activities	27,213	21,145

Increase in cash and cash equivalents	10,907	7,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,890	18,593

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,797	$25,704

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$13,638	$15,832
Income taxes	2,475	1,869
Noncash items:
Transfers from loans to foreclosed real estate	2,171	699
Treasury stock payable	(79)	$(159)
Acquisition of Insurance Subsidiary:
Cash Paid	(2,025)	—
Noncash assets received and liabilities assumed:
Goodwill	40	—
Intangible assets	1,960	—
Premises and equipment	25	—

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The unaudited, consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc, Pocono Investment Company and ESSA Advisory Services, LLC. The primary purpose of the Company is to act as a holding company for the Bank. The Company has been subject to regulation and supervision as a savings and loan holding company by the Office of Thrift Supervision (the “OTS”). As of July 21, 2011, the Federal Reserve Board assumed regulation and supervision of savings and loan holding companies as required by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010. The Bank is a Pennsylvania chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton and Lehigh counties, Pennsylvania. The Bank has been subject to regulation and supervision by the Pennsylvania Banking Department and the OTS. Pursuant to the Dodd Frank Act referred to above, the role of the OTS was assumed by the Federal Deposit Insurance Corporation as of July 21, 2011. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100% by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(k) retirement planning as well as individual health products. All significant intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2011 and 2010.

	Three months ended		Nine months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900	16,980,900
Average treasury stock shares	(4,226,817)	(2,892,908)	(3,918,021)	(2,555,593)
Average unearned ESOP shares	(1,148,618)	(1,193,894)	(1,159,979)	(1,205,255)
Average unearned non-vested shares	(254,845)	(373,905)	(264,070)	(383,006)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	11,350,620	12,520,193	11,638,830	12,837,046

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	11,350,620	12,520,193	11,638,830	12,837,046

At June 30, 2011 and 2010 there were options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At June 30, 2011 and 2010 there were 224,566 and 342,656 shares, respectively, of nonvested stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

4.	Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010

Net income	$1,241	$1,068	$3,468	$3,465

Unrealized gain/(loss) on securities available for sale	4,178	1,683	(460)	478
Realized gains included in net income	(56)	(202)	(171)	(405)
Change in unrecognized pension cost	103	78	309	234

Other comprehensive income/(loss) before tax	4,225	1,559	(322)	307
Income tax (benefit) related to comprehensive loss	1,437	531	(109)	105

Other comprehensive income/(loss)	2,788	1,028	(213)	202

Comprehensive income	$4,029	$2,096	$3,255	$3,667

5.	Recent Accounting Pronouncements

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

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

6.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$129,327	$2,705	$(401)	$131,631
Freddie Mac	47,634	1,630	(75)	49,189
Governmental National Mortgage Association	28,967	795	(61)	29,701

Total mortgage-backed securities	205,928	5,130	(537)	210,521
Obligations of states and political subdivisions	14,659	406	(105)	14,960
U.S. government agency securities	27,774	209	—	27,983
Corporate obligations	2,610	38	(7)	2,641

Total debt securities	250,971	5,783	(649)	256,105
Equity securities—financial services	11	50	—	61

Total	$250,982	$5,833	$(649)	$256,166

Held to Maturity
Fannie Mae	$1,293	$87	$—	$1,380
Freddie Mac	8,186	268	—	8,454

Total	$9,479	$355	$—	$9,834

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$99,142	$2,412	$(9)	$101,545
Freddie Mac	47,693	1,895	—	49,588
Governmental National Mortgage Association	35,211	1,040	(96)	36,155

Total mortgage-backed securities	182,046	5,347	(105)	187,288
Obligations of states and political subdivisions	10,637	279	(12)	10,904
U.S. government agency securities	52,177	279	(22)	52,434
Corporate obligations	1,654	23	—	1,677

Total debt securities	246,514	5,928	(139)	252,303
Equity securities—financial services	12	26	—	38

Total	$246,526	$5,954	$(139)	$252,341

Held to Maturity
Fannie Mae	$2,600	$140	$—	$2,740
Freddie Mac	10,195	319	—	10,514

Total	$12,795	$459	$—	$13,254

The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,570	$16,639	$—	$—
Due after one year through five years	12,074	12,304	706	750
Due after five years through ten years	46,396	47,704	957	1,029
Due after ten years	175,931	179,458	7,816	8,055

Total	$250,971	$256,105	$9,479	$9,834

For the nine months ended June 30, 2011, the Company realized gross gains of $204,000 and gross losses of $33,000 and proceeds from the sale of investment securities of $8.3 million. For the nine months ended June 30, 2010, the Company realized gross gains of $613,000 and proceeds from the sale of investment securities of $28.1 million. Included in the gross gains realized for the nine months ended June 30, 2011 was $18,000 from the sale of investment securities classified as held to maturity. Proceeds from the sale of these securities were $643,000. The investment remaining in these securities at the time of sale was less than 20% of the original investment.

7.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	14	$35,933	$(401)	$—	$—	$35,933	$(401)
Freddie Mac	4	9,695	(75)	—	—	9,695	(75)
Governmental National Mortgage Association	5	11,169	(61)	—	—	11,169	(61)
Obligations of states and political subdivisions	1	833	(105)	—	—	833	(105)
Corporate obligations	1	493	(7)	—	—	493	(7)

Total	25	$58,123	$(649)	$—	$—	$58,123	$(649)

	September 30, 2010
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	1	$2,060	$(9)	$—	$—	$2,060	$(9)
Governmental National Mortgage Association	2	5,605	(96)	—	—	5,605	(96)
Obligations of states and political subdivisions	1	610	(12)	—	—	610	(12)
U.S. government agency securities	4	6,484	(22)	—	—	6,484	(22)

Total	8	$14,759	$(139)	$—	$—	$14,759	$(139)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. State or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at June 30, 2011, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2011	September 30, 2010
Real Estate Loans:
Residential	$589,204	$596,455
Construction	1,094	1,302
Commercial	101,166	77,943
Commercial	15,322	16,545
Home equity loans and lines of credit	41,037	43,559
Other	2,166	2,486

	749,989	738,290
Less allowance for loan losses	8,225	7,448

Net loans	$741,764	$730,842

	Real Estate Loans			Commercial Loans	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
June 30, 2011
Total Loans	$589,204	$1,094	$101,166	$15,322	$41,037	$2,166	$749,989

Individually evaluated for impairment	6,233	—	4,918	300	279	192	11,922
Collectively evaluated for impairment	582,971	1,094	96,248	15,022	40,758	1,974	738,067

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011
With no specific allowance recorded:
Real Estate Loans
Residential	$2,830	$2,823	$—	$2,720	$—
Construction	—	—	—	—	—
Commercial	3,657	3,662	—	3,321	—
Commercial	267	267	—	70	—
Home equity loans and lines of credit	91	91	—	52	—
Other	—	—	—	—	—

Total	6,845	6,843	—	6,163	—

With an allowance recorded:
Real Estate Loans
Residential	3,403	3,397	446	2,842	—
Construction	—	—	—	—	—
Commercial	1,261	1,261	187	608	—
Commercial	33	33	33	14	—
Home equity loans and lines of credit	188	188	118	71	—
Other	192	192	110	71	—

Total	5,077	5,071	894	3,606	—

Total:
Real Estate Loans
Residential	6,233	6,220	446	5,562	—
Construction	—	—	—	—	—
Commercial	4,918	4,923	187	3,929	—
Commercial	300	300	33	84	—
Home equity loans and lines of credit	279	279	118	123	—
Other	192	192	110	71	—

Total Impaired Loans	$11,922	$11,914	$894	$9,769	$—

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	85,649	1,316	14,014	187	101,166
Commercial	14,778	278	233	33	15,322

Total	$100,427	$1,594	$14,247	$220	$116,488

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing.

	Performing	Non-performing	Total
June 30, 2011
Real estate loans:
Residential	$580,598	$8,606	$589,204
Construction	1,094	—	1,094
Home Equity loans and lines of credit	40,887	150	41,037
Other	1,973	193	2,166

Total	$624,552	$8,949	$633,501

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2011
Real estate loans
Residential	$577,784	$2,944	$166	$—	$8,310	$11,420	$589,204
Construction	1,094	—	—	—	—	—	1,094
Commercial	98,731	—	—	—	2,435	2,435	101,166
Commercial	15,056	—	34	—	232	266	15,322
Home equity loans and lines of credit	40,280	440	166	—	151	757	41,037
Other	1,954	13	7	—	192	212	2,166

Total	$734,899	$3,397	$373	$—	$11,320	$15,090	$749,989

Non-performing assets, which are composed of non-performing loans of $11.3 million, troubled debt restructures of $531,000, and foreclosed real estate of $2.0 million, were $13.9 million at June 30, 2011. Non-performing assets were $12.9 million at September 30, 2010. The increase was due to increases of $1.1 million in non-performing commercial loans, $5,000 in foreclosed real estate, and $171,000 in troubled debt restructures, offset, in part, by a decrease of $203,000 in non-performing consumer loans and $51,000 in non-performing residential loans. Commercial non-performing loans increased primarily as a result of the addition of two commercial real estate relationships. The number of non-performing residential loans at June 30, 2011 decreased to 47 compared to 50 at September 30, 2010. Within the non-performing loans of $11.3 million at June 30, 2011, $4.8 million were impaired loans. As of June 30, 2011, the Company had total impaired loans of $11.9 million. The Company has determined that $5.1 million of the impaired total required a reserve of $894,000. Foreclosed real estate was $2.0 million at June 30, 2011 and September 30, 2010, respectively.

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2011 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the OTS and the Pennsylvania Department of Banking, as an integral part of its examination process, have periodically reviewed our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
ALL balance at September 30, 2010	4,462	15	1,556	204	569	22	620	7,448
Charge-offs	(717)	—	—	(132)	(145)	—	—	(994)
Recoveries	146	—	—	2	18	—	—	166
Provision	1,237	(7)	(69)	274	217	113	(160)	1,605

ALL balance at June 30, 2011	5,128	8	1,487	348	659	135	460	8,225

Individually evaluated for impairment	446	—	187	33	118	110	—	894
Collectively evaluated for impairment	4,682	8	1,300	315	541	25	460	7,331

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial and home equity loans and lines of credit segments for the nine month period ending June 30, 2011 due to increased charge off activity in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Nine Months Ended June 30,
	2011	2010
Balance, beginning of period	$7,448	$5,815
Add
Provision charged to operations	1,605	1,650
Loan recoveries	166	29

	9,219	7,494
Less loans charged off	(994)	(472)

Balance, end of period	$8,225	$7,022

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2011	September 30, 2010
Non-interest bearing demand accounts	$32,433	$30,448
NOW accounts	60,375	61,878
Money market accounts	117,883	119,238
Savings and club accounts	74,486	67,763
Certificates of deposit	370,192	261,083

Total	$655,369	$540,410

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 14 of the Company’s Consolidated Financial Statements for the year ended September 30, 2010 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Service Cost	$134	$106	$401	$317
Interest Cost	175	142	524	427
Expected return on plan assets	(193)	(145)	(578)	(435)
Amortization of prior service cost	2	3	6	9
Amortization of unrecognized loss	101	74	303	225

Net periodic benefit cost	$219	$180	$656	$543

The Bank contributed $1.5 million to its pension plan in May 2011.

11.	Equity Incentive Plan

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

For the nine months ended June 30, 2011 and 2010, the Company recorded $1.6 million of share-based compensation expense, comprised of stock option expense of $533,000 and restricted stock expense of $1.1 million for the June 30, 2011 period and stock option expense of $521,000 and restricted stock expense of $1.1 million for the June 30, 2010 period. Expected future expense relating to the 574,351 non-vested options outstanding as of June 30, 2011, is $1.3 million over the remaining vesting period of 1.92 years. Expected future compensation expense relating to the 234,425 restricted shares at June 30, 2011, is $2.8 million over the remaining vesting period of 1.92 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended June 30, 2011.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2010	1,458,379	$12.35	7.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, June 30, 2011	1,458,379	$12.35	6.20	$102

Exercisable at June 30, 2011	884,028	$12.35	6.20	$—

The weighted-average grant date fair value of the Company’s non-vested options as of June 30, 2011 and 2010, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2011, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2010	352,448	$12.35
Granted	—	—
Vested	118,023	12.35
Forfeited	—	—

Nonvested at June 30, 2011	234,425	$12.35

12.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of June 30, 2011 and September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurement at June 30, 2011
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2011
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$210,521	$—	$210,521
Obligations of states and political subdivisions	—	14,960	—	14,960
U.S. government agencies	—	27,983	—	27,983
Corporate obligations	—	2,641	—	2,641
Equity securities—financial services	24	37	—	61

Total debt and equity securities	$24	$256,142	$—	$256,166
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,039	$2,039
Impaired loans measured on a non-recurring basis	$—	$—	$11,028	$11,028
Mortgage servicing rights measured on a non-recurring basis	$—	$—	$263	$263

Fair Value Measurement at September 30, 2010
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2011
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$187,288	$—	$187,288
Obligations of states and political subdivisions	—	10,904	—	10,904
U.S. government agencies	—	52,434	—	52,434
Corporate obligations	—	1,677	—	1,677
Equity securities—financial services	38	—	—	38

Total debt and equity securities	$38	$252,303	$—	$252,341
Foreclosed real estate owned measured on a non-recurring basis	$—	$2,034	$—	$2,034
Impaired loans measured on a non-recurring basis	$—	$7,646	$—	$7,646
Mortgage servicing rights measured on a non-recurring basis	$—	$—	$318	$318

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2011, 72 impaired loans with a carrying value of $11.9 million were reduced by specific valuation allowance totaling $894,000 resulting in a net fair value of $11.0 million based on Level 3 inputs.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	June 30, 2011		September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$21,797	$21,797	$10,890	$10,890
Investment and mortgage-backed securities:
Available for sale	256,166	256,166	252,341	252,341
Held to maturity	9,479	9,834	12,795	13,254
Loans receivable, net	741,764	771,313	730,842	755,871
Accrued interest receivable	4,226	4,226	4,392	4,392
FHLB stock	17,770	17,770	20,727	20,727
Mortgage servicing rights	263	263	318	318
Bank owned life insurance	23,057	23,057	15,618	15,618

Financial liabilities:
Deposits	$655,369	$663,801	$540,410	$548,352
Short-term borrowings	—	—	14,719	14,719
Other borrowings	269,657	282,130	335,357	353,358
Advances by borrowers for taxes and insurance	6,550	6,550	1,465	1,465
Accrued interest payable	1,749	1,749	1,646	1,646

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

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Total Assets. Total assets increased by $30.6 million, or 2.9%, to $1,102.6 million at June 30, 2011 from $1,072.0 million at September 30, 2010. This increase was primarily due to increases in interest-bearing deposits with other institutions, net loans receivable and bank-owned life insurance.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $9.8 million to $13.2 million at June 30, 2011 from $3.4 million at September 30, 2010. This increase was primarily the result of the significant increase in deposits at June 30, 2011 from September 30, 2010 that was offset, in part, by loan growth, a reduction in borrowings and other uses of cash.

Net Loans. Net loans increased $10.9 million, or 1.5%, to $741.8 million at June 30, 2011 from $730.8 million at September 30, 2010. The increase in net loans receivable was primarily attributed to an increase in commercial real estate loans. During this period, commercial real estate loans outstanding increased by $23.2 million to $101.2 million. This increase was partially offset by decreases in commercial loans outstanding of $1.2 million to $15.3 million, residential real estate loans outstanding of $7.3 million to $589.2 million, home equity loans and lines of credit outstanding of $2.5 million to $41.0 million, construction loans outstanding of $208,000 to $1.1 million and other loans outstanding of $320,000 to $2.2 million.

Bank-Owned Life Insurance. Bank-owned life insurance increased $7.4 million, or 47.6%, to $23.1 million at June 30, 2011 from $15.6 million at September 30, 2010. In an attempt to partially offset increased health care and other employee benefits, the Bank purchased an additional $2.0 million of Bank-owned life insurance in March, 2011 and an additional $5.0 million in May 2011.

Intangible Assets, Net and Goodwill. On April 29, 2011 the Bank acquired the benefit consulting insurance businesses of William S. Harrison and David P. Lilly, two Lehigh Valley-based insurance agents who have been serving clients throughout eastern Pennsylvania for over twenty years. A new subsidiary of the Bank, ESSA Advisory Services, LLC, was formed as part of the acquisition. ESSA Advisory Services, LLC will operate as a full service insurance benefits consulting company, offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(k) retirement planning as well as individual health products. The cost of the acquisition was approximately $2.0 million, resulting in intangible assets of $1.9 million and goodwill of $40,000. Acquisition costs of approximately $75,000 were included as professional fees during the three months ended June 30, 2011. Terms of the acquisition include a commitment by the Bank to make two additional payments to the sellers, one each on April 29, 2012 and 2013. These payments are not guaranteed and are based on achievement of certain revenue goals. These payments can be as high as 68.0% of the original acquisition price. Any additional payments to the sellers will be recorded as an increase to goodwill.

Deposits. Deposits increased $115.0 million, or 21.3%, to $655.4 million at June 30, 2011 from $540.4 million at September 30, 2010. At June 30, 2011 compared to September 30, 2010, certificate of deposit accounts increased $109.1 million to $370.2 million, savings and club accounts increased $6.7 million to $74.5 million and non-interest bearing demand accounts increased $2.0 million to $32.4 million. These increases were offset in part during the same period by decreases in NOW accounts of $1.5 million to $60.4 million and money market accounts of $1.4 million to $117.9 million. Included in the certificates of deposit at June 30, 2011 was an increase in brokered certificates of $65.5 million to $136.1 million. The increase in brokered certificates was the result of the Company’s decision to replace maturing FHLBank Pittsburgh borrowings with lower priced brokered certificates of deposit.

Borrowed Funds. Borrowed funds decreased by $80.4 million, or 23.0%, to $269.7 million at June 30, 2011, from $350.1 million at September 30, 2010. The decrease in borrowed funds was primarily due to maturities of FHLBank Pittsburgh borrowings.

Stockholders’ Equity. Stockholders’ equity decreased by $7.0 million, or 4.1%, to $164.6 million at June 30, 2011 from $171.6 million at September 30, 2010. This decrease was primarily the result of a stock repurchase program the Company began in June 2008. In June, 2009, the Company announced that it had completed its first stock repurchase program having purchased 2,547,135 shares at a weighted average cost of $13.14. On October 6, 2010, the Company announced that it had completed its second stock repurchase program having purchased 1,499,100 shares at a weighted average cost of $12.36. In April 2011, the Company announced that it had completed the third repurchase program having purchased 679,900 shares at a weighted average cost of $12.82. It was also announced that the Company’s Board of Directors authorized a fourth repurchase program to purchase up to an additional 5% of its outstanding shares. During the quarter ended June 30, 2011, the Company purchased an additional 142,481 shares at a weighted average cost of $12.15 per share.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2011 and 2010

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$751,112	$9,683	5.17%	$738,555	$10,105	5.49%
Investment securities
Taxable (2)	41,132	231	2.25%	49,103	249	2.03%
Exempt from federal income tax (2) (3)	5,506	66	7.28%	6,894	78	6.88%

Total investment securities	46,638	297	2.85%	55,997	327	2.63%
Mortgage-backed securities	216,260	1,861	3.45%	185,144	1,676	3.63%
Federal Home Loan Bank stock	18,061	—	0.00%	20,727	—	0.00%
Other	12,914	1	0.03%	17,202	3	0.07%

Total interest-earning assets	1,044,985	11,842	4.56%	1,017,625	12,111	4.79%
Allowance for loan losses	(8,125)			(6,732)
Noninterest-earning assets	60,461			52,758

Total assets	$1,097,321			$1,063,651

Interest-bearing liabilities:
NOW accounts	$58,584	7	0.05%	$57,585	11	0.08%
Money market accounts	118,208	127	0.43%	116,826	333	1.14%
Savings and club accounts	71,961	37	0.21%	69,281	55	0.32%
Certificates of deposit	362,233	1,762	1.95%	230,872	1,370	2.38%
Borrowed funds	278,591	2,549	3.67%	370,440	3,671	3.97%

Total interest-bearing liabilities	$889,577	$4,482	2.02%	$845,004	$5,440	2.58%
Non-interest bearing NOW accounts	31,116			27,742
Noninterest-bearing liabilities	12,305			11,720

Total liabilities	932,998			884,466

	For the Three Months Ended June 30
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Equity	164,323			179,185

Total liabilities and equity	$1,097,321			$1,063,651

Net interest income		$7,360			$6,671

Interest rate spread			2.54%			2.21%
Net interest-earning assets	$155,408			$172,621

Net interest margin (4)			2.83%			2.63%
Average interest-earning assets to average interest-bearing liabilities		117.47%			120.43%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$748,984	$29,322	5.23%	$736,410	$30,612	5.56%
Investment securities
Taxable (2)	45,422	673	1.98%	38,963	641	2.20%
Exempt from federal income tax (2) (3)	6,332	219	7.01%	7,078	238	6.81%

Total investment securities	51,754	892	2.60%	46,041	879	2.91%
Mortgage-backed securities	209,819	5,357	3.41%	186,746	5,685	4.07%
Federal Home Loan Bank stock	19,118	—	0.00%	20,727	—	0.00%
Other	7,042	2	0.04%	10,499	5	0.06%

Total interest-earning assets	1,036,717	35,573	4.60%	1,000,423	37,181	4.99%
Allowance for loan losses	(7,870)			(6,337)
Noninterest-earning assets	56,428			50,078

Total assets	$1,085,275			$1,044,164

Interest-bearing liabilities:
NOW accounts	$57,715	20	0.05%	$54,973	32	0.08%
Money market accounts	118,456	448	0.51%	113,537	975	1.15%
Savings and club accounts	68,812	127	0.25%	67,189	163	0.32%
Certificates of deposit	324,458	4,828	1.99%	180,498	3,463	2.57%
Borrowed funds	307,242	8,318	3.62%	407,699	11,390	3.74%

Total interest-bearing liabilities	876,683	13,741	2.10%	823,896	16,023	2.60%
Non-interest bearing NOW accounts	29,704			26,951
Noninterest-bearing liabilities	11,302			10,579

Total liabilities	917,689			861,426
Equity	167,586			182,738

Total liabilities and equity	$1,085,275			$1,044,164

Net interest income		$21,832			$21,158

Interest rate spread			2.50%			2.39%
Net interest-earning assets	$160,034			$176,527

Net interest margin (4)			2.82%			2.83%
Average interest-earning assets to average interest-bearing liabilities		118.25%			121.43%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010

Net Income. Net income increased $173,000, or 16.2%, to $1.2 million for the three months ended June 30, 2011 compared to net income of $1.1 million for the comparable period in 2010. Net income for the three months ending June 30, 2011 increased primarily due to an increase in net interest income which was offset, in part, by a decrease in noninterest income and an increase in noninterest expense.

Net Interest Income. Net interest income increased $689,000 or 10.3%, to $7.4 million for the three months ended June 30, 2011 from $6.7 million for the comparable period in 2010. The increase was primarily attributable to an increase in the Company’s interest rate spread to 2.54% for the three months ended June 30, 2011, from 2.21% for the comparable period in 2010, offset in part by a decrease of $17.2 million in the Company’s average net earnings assets.

Interest Income. Interest income decreased $269,000 or 2.2%, to $11.8 million for the three months ended June 30, 2011 from $12.1 million for the comparable 2010 period. The decrease resulted primarily from a 23 basis point decrease in average yield on interest earning assets partially offset by a $27.4 million increase in average interest-earning assets. The average yield on interest earning assets was 4.56% for the three months ended June 30, 2011, as compared to 4.79% for the comparable 2010 period as the Company’s interest earning assets continued to re-price downward throughout the period. Loans increased on average $12.6 million between the two periods along with increases in the average balance of mortgage backed securities of $31.1 million. These increases were offset in part by decreases in the average balances of total investment securities of $9.4 million, average Federal Home Loan Bank stock of $2.7 million and average other interest earning assets of $4.3 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, deposit proceeds and maturing investment securities into these assets. Average FHLBank Pittsburgh stock declined $2.7 million as a result of repurchases by the FHLB of stock. The decrease in other interest earning assets was primarily due to a decrease in the average balance of cash held at FHLBank Pittsburgh.

Interest Expense. Interest expense decreased $958,000 or 17.6%, to $4.5 million for the three months ended June 30, 2011 from $5.4 million for the comparable 2010 period. The decrease resulted from a 56 basis point decrease in the overall cost of interest bearing liabilities to 2.02% for the three months ended June 30, 2011 from 2.58% for the comparable 2010 period, partially offset by a $44.6 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $136.4 million and average borrowed funds decreased $91.8 million. Average interest bearing deposits increased primarily as a result of a $131.4 million increase in average certificates of deposit. Borrowed funds decreased primarily due to maturities of FHLBank Pittsburgh borrowings. Average certificates of deposit included an increase of $64 million in average brokered certificates of deposit. The Company replaced maturing FHLBank Pittsburgh borrowings with brokered certificates because they were a cheaper funding source.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $475,000 for the three months ended June 30, 2011 as compared to $500,000 for the three months ended March 31, 2010. The allowance for loan losses was $8.2 million, or 1.10% of loans outstanding, at June 30, 2011, compared to $7.4 million, or 1.01% of loans outstanding at September 30, 2010.

Non-interest Income. Non-interest income decreased $160,000 or 9.9% to $1.5 million from $1.6 million for the comparable period in 2010. The primary reasons for the decrease were the declines in gains on the sale of investments of $249,000, gains on sale of loans, net of $41,000, and service fees and deposit accounts of $31,000 during the 2010 period. The Company took advantage of favorable market conditions in the three months ended June 30, 2010 and recorded a gain on sale of investments of $305,000 compared to $56,000 for the three months ended June 30, 2011.

Non-interest Expense. Non-interest expense increased $232,000, or 3.7%, to $6.6 million for the three months ended June 30, 2011 from $6.3 million for the comparable period in 2010. The primary reasons for the increase were increases in compensation and employee benefits of $168,000 and loss on foreclosed real estate of $81,000. Compensation and employee benefits increased primarily due to compensation paid to Executives at the Company’s recently added insurance subsidiary along with an increase in the accrual expense related to the Company’s incentive plans. Loss on foreclosed real estate increased due primarily to subsequent write downs in fair market value of properties already classified as foreclosed real estate as a result of updated appraisal information.

Income Taxes. Income tax expense increased $149,000 to $536,000 for the three months ended June 30, 2011 from $387,000 for the comparable 2010 period. The increase was primarily a result of the increase in income before taxes of $322,000 million for the three months ended June 30, 2011. The effective tax rate was 30.2% for the three months ended June 30, 2011, compared to 26.6% for the 2010 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and June 30, 2010

Net Income. Net income increased $3,000 or 0.1%, to $3.5 million for the nine months ended June 30, 2011 compared to net income of $3.5 million for the comparable period in 2010. An increase in net interest income was offset, in part, by decreases in noninterest income and increases in noninterest expense and income taxes.

Net Interest Income. Net interest income increased $674,000 or 3.2%, to $21.8 million for the nine months ended June 30, 2011 from $21.2 million for the comparable period in 2010. The increase was primarily attributable to an increase in the Company’s interest rate spread to 2.50% for the nine months ended June 30, 2011 from 2.39% for the comparable period in 2010, offset in part by a decrease of $16.5 million in the Company’s average net earning assets.

Interest Income. Interest income decreased $1.6 million or 4.3%, to $35.6 million for the nine months ended June 30, 2011 from $37.2 million for the comparable 2010 period. The decrease resulted primarily from a 39 basis point decrease in average yield on interest earning assets partially offset by a $36.3 million increase in average interest-earning assets. The average yield on interest earning assets was 4.60% for the nine months ended June 30, 2011, as compared to 4.99% for the comparable 2010 period. Loans increased on average $12.6 million between the two periods along with increases in the average balance of mortgage backed securities of $23.1 million and total investment securities of $5.7 million. These increases were offset in part by a decrease in the average balances of other earning assets of $3.5 million and capital stock of FHLBank Pittsburgh of $1.6 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, maturing certificates of deposit and investment securities into these assets. Total investment securities increased primarily due to an increase in the Company’s investment in taxable municipal securities of approximately $7.0 million. The decrease in other interest earning assets was primarily due to a decrease in the average balance of cash held at FHLBank Pittsburgh. Average FHLBank Pittsburgh stock declined as a result of repurchases by the FHLBank of their stock.

Interest Expense. Interest expense decreased $2.3 million, or 14.2%, to $13.7 million for the nine months ended June 30, 2011 from $16.0 million for the comparable 2010 period. The decrease resulted from a 50 basis point decrease in the overall cost of interest bearing liabilities to 2.10% for the nine months ended June 30, 2011 from 2.60% for the comparable 2010 period, partially offset by a $52.8 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $153.2 million and average borrowed funds decreased $100.5 million. Average interest bearing deposits increased primarily as a result of an increase of $144.0 million in average certificates of deposit. Borrowed funds decreased primarily due to maturities of FHLBank Pittsburgh borrowings. Average certificates of deposit included an increase of $70.2 million in average brokered certificates of deposit. The Company replaced maturing FHLBank Pittsburgh borrowings primarily with brokered certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. Non-performing assets at June 30, 2011 were $13.9 million compared to non-performing assets of $11.3 million at June 30, 2010. After an evaluation of these factors, management made a provision for loan losses of $1.6 million for the nine months ended June 30, 2011 as compared to $1.7 million for the nine months ended June 30, 2010. The allowance for loan losses was $8.2 million, or 1.10% of loans outstanding, at June 30, 2011, compared to $7.0 million, or 0.95% of loans outstanding at June 30, 2010.

Non-interest Income. Non-interest income decreased $565,000 or 12.1%, to $4.1 million for the nine months ended June 30, 2011 from $4.7 million for the comparable period in 2010. The primary reasons for the decrease were decreases in gain on sale of investments of $442,000, gain on sale of loans of $233,000, and service fees on deposit accounts of $144,000 which were partially offset by increases in service charges and fees on loans of $146,000. The Company took advantage of favorable market conditions in the nine months ended June 30, 2010 and recorded gains on sale of investments of $613,000 and gains on sales of loans of $236,000 versus $171,000 and $3,000 for the comparable period in 2011, respectively.

Non-interest Expense. Non-interest expense increased $49,000, or 0.2%, to $19.7 million for the nine months ended June 30, 2011 from $19.6 million for the comparable period in 2010. Comparing the nine months ended June 30, 2011 to the same period in 2010, there was a decline in loss on foreclosed real estate of $1.1 million. This decrease was offset in part by increases in occupancy and equipment expense of $186,000 and compensation and employee benefit expense of $644,000. Loss on of foreclosed real estate decreased because the Company took a $1.2 million charge off in the first fiscal quarter of 2010 related to a single property in the Bank’s foreclosed real estate portfolio. Compensation and employee benefits increased primarily as a result of the hiring of additional employees to staff the Company’s branch expansion which occurred during the second and third quarters of 2010.

Income Taxes. Income tax expense increased $102,000 or 9.2%, to $1.2 million for the nine months ended June 30, 2011 from $1.1 million for the comparable 2010 period. The effective tax rate was 26.0% for the nine months ended June 30, 2011, compared to 24.3% for the 2010 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	June 30, 2011	September 30, 2010

Non-performing assets:
Non-accruing loans	$11,320	$10,516
Troubled debt restructures	531	360

Total non-performing loans	11,851	10,876
Foreclosed real estate	2,039	2,034

Total non-performing assets	$13,890	$12,910

Ratio of non-performing loans to total loans	1.58%	1.47%
Ratio of non-performing loans to total assets	1.07%	1.01%
Ratio of non-performing assets to total assets	1.26%	1.20%
Ratio of allowance for loan losses to total loans	1.10%	1.01%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $980,000 to $13.9 million at June 30, 2011 from $12.9 million at September 30, 2010. Non-performing loans increased $975,000 to $11.9 million at June 30, 2011 from $10.9 million at September 30, 2010. The $11.3 million of non-accruing loans included 47 residential loans with an aggregate outstanding balance of $8.3 million that were past due 90 or more days at June 30, 2011, 19 commercial loans with aggregate outstanding balances of $2.7 million and 6 consumer loans with aggregate balances of $343,000. Foreclosed real estate increased $5,000 to $2.0 million at June 30, 2011 from $2.0 million at September 30, 2010. Foreclosed real estate consists of 20 residential properties and one commercial building lot.

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

At June 30, 2011 the principal balance of troubled debt restructures was $9.7 million as compared to $7.0 million at September 30, 2010. Of the $9.7 million of troubled debt restructures at June 30, 2011, $5.2 million are performing loans and $4.0 million are non-accrual loans. An additional $531,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 56 loans that make up our troubled debt restructures at June 30, 2011, no loans were granted a rate concession at a below market interest rate. Two loans with balances totaling $805,000 were granted market rate and terms concessions and 54 loans with balances totaling $8.9 million were granted terms concessions.

Residential real estate loans make up the vast majority of our troubled debt restructures. As of June 30, 2011, troubled debt restructures were comprised of 34 residential loans totaling $6.2 million, 16 commercial and commercial real estate loans totaling $3.3 million, and six consumer (Home equity loans, home equity lines and credit, and other) totaling $272,000.

For the nine month period ended June 30, 2011, nine loans totaling $1.4 million were removed from TDR status. One loan for $148,000 was transferred to foreclosed real estate, four loans for $1.0 million had completed 12 timely payments, and four loans totaling $230,000 were paid off.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the nine months ended June 30, 2011, we modified 236 loans ($31.4 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, they numbered 38 in the nine months ended June 30, 2011 with an aggregate balance of approximately $18.9 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2011, $21.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $16.6 million at June 30, 2011. As of June 30, 2011, we had $209.7 million in borrowings outstanding from FHLBank Pittsburgh and $60.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $243.8 million.

At June 30, 2011, we had $55.2 million in loan commitments outstanding, which included, in part, $8.6 million in undisbursed construction loans, $23.3 million in unused home equity lines of credit, $8.1 million in commercial lines of credit and $12.3 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of June 30, 2011 totaled $116.7 million, or 31.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered. The Company purchased $2.2 million of low income housing tax credits during the period ending June 30 2011 as part of a total investment of $8.0 million. These credits will be disbursed during the next two years.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $7.0 million and $4.6 million for the three months ended June 30, 2011 and 2010, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $(23.3) million and $(18.6) million for the three months ended June 30, 2011 and 2010, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $27.2 million and $21.1 million for the three months ended June 30, 2011 and 2010, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At June 30, 2011 the Company had a $2.8 million valuation allowance established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first nine months of fiscal 2011, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2010 except, as previously noted, the Company’s commitment to purchase $8.0 million in low income housing tax credits.

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

There have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report for the fiscal year ended September 30, 2010 on Form 10-K filed on December 14, 2010 except for the following:

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2011.

	Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 30, 2011 (1)	41,181	$12.84	41,181	—
May 31, 2011 (2)	31,968	11.25	—	—
June 30, 2011 (3)	93,500	11.79	93,500	579,400

Total	166,649	$11.97	134,681

(1)	The Bank’s third stock repurchase program was completed in April 2011.
(2)	In May 2011 the Bank purchased 31,968 shares at $11.25 per share as part of a non-public program.
(3)	The Banks fourth stock repurchase program began in June 2011.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail(1)

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
(1)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: August 9, 2011	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 9, 2011	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer