Form 10-K
period 2011-09-30
ESSA Bancorp, Inc.
filed 2011-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 7, 2011, there were 16,980,900 shares issued and 12,109,622 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2011, was $142,724,287.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

i

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. is the Pennsylvania-chartered stock holding company of ESSA Bank & Trust. ESSA Bancorp, Inc. owns 100% of the outstanding shares of common stock of ESSA Bank & Trust. Since being formed in 2006, ESSA Bancorp, Inc. has engaged primarily in the business of holding the common stock of ESSA Bank & Trust. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp, Inc. is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. At September 30, 2011, ESSA Bancorp, Inc. had consolidated assets of $1.1 billion, consolidated deposits of $637.9 million and consolidated stockholders’ equity of $161.7 million. Its consolidated net income for the fiscal year ended September 30, 2011 was $5.3 million.

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

ESSA Bank & Trust

General

ESSA Bank & Trust was organized in 1916. ESSA Bank & Trust is a Pennsylvania chartered full-service, community-oriented savings association. We provide financial services to individuals, families and businesses through our seventeen full-service banking offices, located in Monroe, Northampton and Lehigh Counties, Pennsylvania. ESSA Bank & Trust is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

ESSA Bank & Trust’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential first mortgage loans (including construction mortgage loans), commercial real estate loans, home equity loans and lines of credit, commercial and consumer loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposits. We also offer asset management and trust services. We offer investment services through our relationship with PRIMEVEST Financial Services, Inc., a third party broker/dealer and investment advisor. We offer insurance benefit consulting services through our wholly owned subsidiary, ESSA Advisory Services, LLC.

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

Market Area

At September 30, 2011, our seventeen full-service banking offices consisted of thirteen offices in Monroe County, two offices in Lehigh County, and two offices in Northampton County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. As of June 30, 2011, we had a deposit market share of approximately 28.6% in Monroe County, which represented the largest deposit market share in Monroe County and less than 1.0% in Northampton and Lehigh Counties.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real property. During the past five years, we have increased our originations of commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. These loans have increased from 9.3% of our total loan portfolio at September 30, 2007 to $105.2 million, or 14.1% of our total loan portfolio at September 30, 2011. One- to four-family residential real estate mortgage loans represented $583.6 million, or 78.1%, of our loan portfolio at September 30, 2011. Home equity loans and lines of credit totaled $40.5 million, or 5.4% of our loan portfolio at September 30, 2011. Commercial loans totaled $14.8 million, or 2.0% of our loan portfolio at September 30, 2011 and construction first mortgage loans totaled $691,000 or 0.1% of the total loan portfolio at September 30, 2011. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$583,599	78.1%	$596,455	80.8%	$604,010	81.7%	$571,609	80.3%	$498,803	80.0%
Construction	691	0.1	1,302	0.2	1,707	0.2	8,254	1.2	7,800	1.3
Commercial	14,766	2.0	16,545	2.2	16,452	2.2	11,987	1.7	7,699	1.2
Commercial real estate	105,231	14.1	77,943	10.6	67,888	9.2	69,368	9.7	58,309	9.3
Home equity loans and lines of credit	40,484	5.4	43,559	5.9	46,812	6.3	47,528	6.7	47,565	7.6
Other	2,018	0.3	2,486	0.3	2,526	0.4	3,059	0.4	3,875	0.6

Total loans receivable	$746,789	100.0%	$738,290	100.0%	$739,395	100.0%	$711,805	100.0%	$624,051	100.0%

Allowance for loan losses	(8,170)		(7,448)		(5,815)		(4,915)		(4,206)

Total loans receivable, net	$738,619		$730,842		$733,580		$706,890		$619,845

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Construction		Commercial		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2012	$181	7.07%	$—	—	$1,857	3.89%	$9,710	4.37%
2013	1,485	5.11%	—	—	225	6.02%	5,193	3.74%
2014	1,362	5.28%	—	—	511	6.27%	5,382	6.82%
2015 to 2016	4,658	5.36%	—	—	828	5.96%	8,706	6.17%
2017 to 2021	78,340	4.75%	—	—	4,374	4.66%	19,032	6.16%
2022 to 2026	183,253	4.51%	—	—	2,021	5.11%	15,171	5.52%
2026 and beyond	314,320	5.64%	691	5.15%	4,950	4.55%	42,037	5.07%

Total	$583,599	5.16%	$691	5.15%	$14,766	4.74%	$105,231	5.38%

	Home Equity Loans and Lines of Credit		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2012	$362	6.91%	$615	6.90%	$12,725	4.54%
2013	284	6.30%	272	7.82%	7,459	4.32%
2014	515	5.76%	366	7.45%	8,136	6.49%
2015 to 2016	1,533	5.91%	677	7.29%	16,402	5.95%
2017 to 2021	7,250	6.14%	88	8.44%	109,084	5.08%
2022 to 2026	17,001	4.58%	—	—	217,446	4.59%
2026 and beyond	13,539	3.68%	—	—	375,537	5.49%

Total	$40,484	4.66%	$2,018	7.32%	$746,789	5.16%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2011 that are contractually due after September 30, 2012.

	Due After September 30, 2012
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$536,227	$47,191	$583,418
Construction	691	—	691
Commercial	10,976	1,933	12,909
Commercial real estate	33,963	61,558	95,521
Home equity loans and lines of credit	17,469	22,653	40,122
Other	1,403	—	1,403

Total	$600,729	$133,335	$734,064

Loan Originations and Repayments. Historically, we have originated residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton and Lehigh Counties, Pennsylvania and secondarily from other Pennsylvania counties contiguous to Monroe County. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center.

One- to Four-Family Residential Loans. Historically, our principal lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Monroe and Northampton Counties, Pennsylvania. At September 30, 2011, approximately $583.6 million, or 78.1% of our loan portfolio, consisted of one- to four-family residential loans. Our origination of one- to four-family loans decreased in fiscal year 2011 compared to fiscal years 2010 and 2009. Originations in fiscal year 2011 were positively influenced by a significant amount of refinancing activity due to record low mortgage rates. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios if private mortgage insurance is specified to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2011, our largest loan secured by one- to four-family real estate had a principal balance of approximately $741,000 and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $831,000 of adjustable rate one- to four-family residential loans during the year ended September 30, 2011 and $1.7 million during the year ended September 30, 2010. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents; and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2011, $47.2 million, or 8.1%, of our one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise conveys title to the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings association may lend relative to the value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all purchase money loans, we utilize outside independent appraisers approved by the Board of Directors. All purchase money borrowers are required to obtain title insurance. Certain modest refinance requests may utilize an automated valuation model with an exterior inspection report and title search. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated almost exclusively by our branch staff. Eligible properties include primary and vacation homes in northeastern Pennsylvania, with the majority of loans being originated in Monroe County. As of September 30, 2011, home equity loans and lines totaled about $40.5 million, or 5.4% or our loan portfolio.

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

Commercial Real Estate Loans. At September 30, 2011, $105.2 million, or 14.1% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio of our commercial real estate loans is 85%. At September 30, 2011, we had 288 commercial real estate loans with an outstanding balance of $105.2 million. At September 30, 2011, our largest commercial real estate loan balance was $6.0 million, which was performing in accordance with its terms. At September 30, 2011, seventeen of our loans secured by commercial real estate totaling $3.5 million were not performing in accordance with their terms and were on nonaccrual status.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. All commercial real estate loans in excess of $250,000 are appraised by outside independent appraisers approved by the Board of Directors. Personal guarantees are obtained from commercial real estate borrowers although we may occasionally waive this requirement given very strong loan to value and debt service coverage ratios. All purchase money and most asset refinance borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

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

First Mortgage Construction Loans. At September 30, 2011, $691,000, or 0.1%, of our total loan portfolio consisted of first mortgage construction loans. Most of our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2011, our largest first mortgage construction loan balance was $199,000. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a thirty-year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

First mortgage construction loans generally involve a greater degree of credit risk than other one- to four-family residential mortgage loans. The risk of loss on a construction loan depends, in part, upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction and the successful completion of construction within budget.

For all such loans, we utilize outside independent appraisers approved by the Board of Directors. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance on properties.

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, personal loans and automobile loans. At September 30, 2011, these other loans totaled $2.0 million, or 0.3% of the total loan portfolio.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. All residential mortgage loans in excess of the conforming loan limit but not more than $500,000 must be approved by one of the following: President or Chief Lending Officer. All loans in excess of $500,000 but not more than $750,000 must be approved by any two of the following: President, Chief Lending Officer and the Vice President, Branch Administration. All loans in excess of $750,000 to $1.25 million must be approved by the Management Loan Committee. The Management Loan Committee consists of the President, Chief Lending Officer, Vice President, Branch Administration and Vice President, Commercial Lending. All residential loans in excess of $1.25 million must be approved by the Board of Directors.

Non-Performing Loans and Problem Assets

After a real estate secured loan becomes 15 days late, we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone. When a loan becomes 30 days delinquent, we send a delinquency letter to the borrower. We attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the loan is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure or other appropriate action. After 60 days, if no satisfactory arrangements have been made, we will commence foreclosure proceedings.

Mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved. Further income is recognized only if and when the loan is performing and demonstrates the likelihood of full repayment.

Non-performing Loans. At September 30, 2011, $11.5 million (or 1.54% of our total loans) were non-performing loans. The majority of these loans, or $7.4 million, were residential first mortgage loans that were 90 days or more past due or troubled debt restructured loans that were considered non-performing at September 30, 2011.

Real Estate Owned. At September 30, 2011, the Company had $2.4 million of real estate owned consisting of 23 properties. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$6,854	$8,360	$3,524	$1,379	$380
Construction	—	—	—	—	—
Commercial	306	199	122	—	—
Commercial real estate	3,502	1,411	580	2,531	122
Home equity loans and lines of credit	248	200	180	28	53
Other	61	346	159	—	—

Total	10,971	10,516	4,565	3,938	555

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	—

Troubled debt restructurings	529	361	589	—	—

Total non-performing loans	11,500	10,877	5,154	3,938	555

Real estate owned	2,356	2,034	2,579	31	—

Total non-performing assets	$13,856	$12,911	$7,733	$3,969	$555

Troubled debt restructurings: *
Residential first mortgage loans:
One- to four-family	$5,430	$5,054	$2,981	$149	$482
Construction	—	—	—	—	—
Commercial	120	3	—	—	—
Commercial real estate	4,372	1,865	180	—	—
Home equity loans and lines of credit	250	21	7	—	—
Other	58	59	—	—	—

Total	$10,230	$7,002	$3,168	$149	$482

Ratios:
Total non-performing loans to total loans	1.54%	1.47%	0.70%	0.55%	0.09%
Total non-performing loans to total assets	1.05%	1.01%	0.49%	0.40%	0.06%
Total non-performing assets to total assets	1.26%	1.20%	0.74%	0.40%	0.06%

*	Non-performing troubled debt restructurings of $529,000 are included in total troubled debt restructurings for September 30, 2011.

For the year ended September 30, 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $615,000.

At September 30, 2011 the principal balance of troubled debt restructures was $10.2 million as compared to $7.0 million at September 30, 2010. Of the $10.2 million of troubled debt restructures at September 30, 2011, $5.4 million are performing loans and $4.3 million are non-accrual loans. An additional $529,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 57 loans that make up our troubled debt restructures at September 30, 2011, no loans were granted a rate concession at a below market interest rate. Four loans with balances totaling $1.2 million were granted market rate and terms concessions and 53 loans with balances totaling $9.0 million were granted terms concessions.

Residential real estate loans make up the vast majority of our troubled debt restructures. As of September 30, 2011, troubled debt restructures were comprised of 28 residential loans totaling $5.4 million, 22 commercial and commercial real estate loans totaling $4.5 million, and seven consumer (Home equity loans, home equity lines and credit, and other) totaling $307,000.

For the year ended September 30, 2011, 17 loans totaling $2.6 million were removed from TDR status. Three loans totaling $458,000 was transferred to foreclosed real estate, nine loans for $1.7 million had completed 12 timely payments, and five loans totaling $406,000 were paid off.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2011, we modified 288 loans ($38.5 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, they numbered 50 in the year ended September 30, 2011 with an aggregate balance of approximately $20.3 million.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2011
Residential first mortgage loans:
One- to four-family	7	$928	40	$6,854	47	$7,782
Construction	—	—	—	—	—	—
Commercial	1	1	7	306	8	307
Commercial real estate	—	—	17	3,502	17	3,502
Home equity loans and lines of credit	5	187	8	248	13	435
Other	1	2	2	61	3	63

Total	14	$1,118	74	$10,971	88	$12,089

At September 30, 2010
Residential first mortgage loans:
One- to four-family	6	$558	50	$8,360	56	$8,918
Construction	—	—	—	—	—	—
Commercial	1	151	2	199	3	350
Commercial real estate	1	107	8	1,411	9	1,518
Home equity loans and lines of credit	5	146	6	200	11	346
Other	—	—	3	346	3	346

Total	13	$962	69	$10,516	82	$11,478

At September 30, 2009
Residential first mortgage loans:
One- to four-family	11	$1,795	19	$3,524	30	$5,319
Construction	—	—	—	—	—	—
Commercial	—	—	2	122	2	122
Commercial real estate	4	537	4	580	8	1,117
Home equity loans and lines of credit	—	—	5	180	5	180
Other	1	6	3	159	4	165

Total	16	$2,338	33	$4,565	49	$6,903

At September 30, 2008
Residential first mortgage loans:
One- to four-family	1	$118	9	$1,379	10	$1,497
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	4	2,531	4	2,531
Home equity loans and lines of credit	1	37	1	28	2	65
Other	—	—	—	—	—	—

Total	2	$155	14	$3,938	16	$4,093

At September 30, 2007
Residential first mortgage loans:
One- to four-family	2	$405	4	$380	6	$785
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	1	25	—	—	1	25
Home equity loans and lines of credit	—	—	1	53	1	53
Other	—	—	—	—	—	—

Total	3	$430	5	$433	8	$863

Classified Assets. Banking regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality should be classified as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some Loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.

At September 30, 2011, the Company classified approximately $11.7 million of our assets as special mention of which $48,000 were commercial and commercial real estate loans, $27.6 million as substandard of which $14.5 million were commercial and commercial real estate loans, $1.2 million as doubtful of which $597,000 were commercial and commercial real estate loans and none as loss. On the basis of management’s review of its assets, at September 30, 2010, we classified approximately $11.0 million of our assets as special mention, $29.5 million as substandard, $165,000 as doubtful, and none as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2011 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board of Governors (the “Federal Reserve Board”) (as successor to the Office of Thrift Supervision) and the Pennsylvania Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$7,448	$5,815	$4,915	$4,206	$3,855

Charge-offs:
Residential first mortgage loans:
One- to four-family	(1,175)	(190)	(117)	(60)	(7)
Construction	—	—	—	—	—
Commercial	(131)	(53)	(9)	(87)	—
Commercial real estate	—	(186)	(457)	—	—
Home equity loans and lines of credit	(188)	(107)	(20)	(19)	(2)
Other	(4)	(36)	—	(27)	(1)

Total charge-offs	$(1,498)	$(572)	$(603)	$(193)	$(10)

Recoveries:
Residential first mortgage loans:
One- to four-family	$146	$—	$—	$—	$—
Construction	—	—	—	—	—
Commercial	2	—	—	—	—
Commercial real estate	—	4	—	—	—
Home equity loans and lines of credit	14	—	—	—	—
Other	3	26	3	2	1

Total recoveries	$165	$30	$3	$2	$1

Net charge-offs	$(1,333)	$(542)	$(600)	$(191)	$(9)
Provision for loan losses	2,055	2,175	1,500	900	360

Balance at end of year	$8,170	$7,448	$5,815	$4,915	$4,206

Ratios:
Net charge-offs to average loans outstanding	0.18%	0.07%	0.08%	0.03%	—%
Allowance for loan losses to non-performing loans at end of year	71.04%	68.48%	112.82%	124.81%	757.84%
Allowance for loan losses to total loans at end of year	1.09%	1.01%	0.79%	0.69%	0.67%

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

	2011			2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
				(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$5,220	63.89%	78.10%	$4,462	59.91%	80.80%	$3,796	65.28%	81.70%
Construction	8	0.10	0.10	15	0.20	0.20	11	0.19	0.20
Commercial	500	6.12	2.00	204	2.74	2.20	248	4.27	2.20
Commercial real estate	1,329	16.26	14.10	1,556	20.89	10.60	1,116	19.19	9.20
Home equity loans and lines of credit	622	7.62	5.40	569	7.64	5.90	510	8.77	6.30
Other	80	0.98	0.30	22	0.29	0.30	33	0.56	0.40

Total allocated allowance	7,759	94.97	100.00	6,828	91.67	100.00	5,714	98.26	100.00
Unallocated allowance	411	5.03	—	620	8.33	—	101	1.74	—

Total allowance for loan losses	$8,170	100.00%	100.00%	$7,448	100.00%	100.00%	$5,815	100.00%	100.00%

	2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$2,862	58.23%	80.30%	$2,241	53.28%	79.96%
Construction	41	0.83	1.16	36	0.86	1.25
Commercial	182	3.70	1.68	177	4.21	1.23
Commercial real estate	1,222	24.86	9.76	986	23.44	9.34
Home equity loans and lines of credit	475	9.67	6.67	610	14.50	7.60
Other	30	0.61	0.43	49	1.17	0.62

Total allocated allowance	4,812	97.90	100.00	4,099	97.46	100.00
Unallocated allowance	103	2.10	—	107	2.54	—

Total allowance for loan losses	$4,915	100.00%	100.00%	$4,206	100.00%	100.00%

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

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and GNMA and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and GNMA. At September 30, 2011, our mortgage-backed securities portfolio had a fair value of $204.2 million, consisting of Freddie Mac, Fannie Mae and GNMA mortgage-backed securities.

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

Equity Securities. At September 30, 2011, our equity securities were minimal.

In addition, we hold FHLBank Pittsburgh (FHLB) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.

The aggregate fair value of our FHLB common stock as of September 30, 2011 was $16.9 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at September 30, 2011 with a par value that was $3.8 million more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own was redeemed monthly by the FHLB. On December 23, 2008, the FHLB notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The FHLB resumed repurchase of excess capital stock in February 2011.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2011, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLBank Pittsburgh common stock) at the dates indicated.

	At September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$196,641	$204,209	$182,046	$187,288	$182,448	$188,264
Obligations of state and political subdivisions	13,760	14,499	10,637	10,904	7,168	7,483
U.S. Government agency obligations	21,797	22,083	52,177	52,434	21,458	21,746
Corporate obligations	4,598	4,584	1,654	1,677	—	—

Total debt securities	236,796	245,375	246,514	252,303	211,074	217,493
Equity securities	11	18	12	38	12	73

Total investment securities available-for-sale	$236,807	$245,393	$246,526	$252,341	$211,086	$217,566

Investment securities held-to-maturity:
Mortgage-backed securities	—	—	12,795	13,254	6,709	6,923

Total securities held to maturity	$—	$—	$12,795	$13,254	$6,709	$6,923

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government agency obligations	$2,790	2.35%	$8,031	1.63%	$10,976	2.67%	$—	—%	$21,797	$22,083	2.25%
Obligations of state and political subdivisions	—	—%	3,964	2.41%	4,970	4.28%	4,826	5.18%	13,760	14,499	4.06%
Mortgage-backed securities	2	5.50%	621	4.75%	27,550	3.94%	168,468	3.75%	196,641	204,209	3.78%
Corporate obligations	—	—%	3,598	4.09%	1,000	4.30%	—	—%	4,598	4,584	4.14%

Total debt securities	2,792	2.35%	16,214	2.48%	44,496	3.67%	173,294	3.79%	236,796	245,375	3.66%
Equity securities	11	—%	—	—%	—	—	—	—%	11	18	—%

Total investment securities available for-sale	$2,803	2.34%	$16,214	2.48%	$44,496	3.67%	$173,294	3.79%	$236,807	$245,393	3.66%

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

At September 30, 2011, our deposits totaled $637.9 million. Interest-bearing NOW, savings and club and money market deposits totaled $252.8 million at September 30, 2011. At September 30, 2011, we had a total of $351.9 million in certificates of deposit. Noninterest-bearing demand deposits totaled $33.3 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2011, we had a total of $120.9 million of brokered certificates of deposits, an increase of $50.2 million from the prior fiscal year end. Our brokered certificates of deposits range from one- to six-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2011			2010			2009
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$30,236	4.93%	—%	$27,703	5.98%	—%	$24,711	6.31%	—%
Interest bearing NOW	58,795	9.58%	0.04	55,796	12.03	0.08	54,262	13.86	0.08
Money market	117,946	19.23%	0.47	115,545	24.93	1.07	94,835	24.21	1.68
Savings and club	69,732	11.37%	0.22	67,549	14.58	0.32	63,500	16.21	0.43
Certificates of deposit	336,668	54.89%	2.01	196,863	42.48	2.49	154,365	39.41	3.26

Total deposits	$613,377	100.00%	1.22%	$463,456	100.00%	1.88%	$391,673	100.00%	1.77%

As of September 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $280.6 million. The following table sets forth the maturity of those certificates as of September 30, 2011.

At September 30, 2011
(In thousands)
Three months or less	$20,888
Over three months through six months	22,124
Over six months through one year	33,001
Over one year	204,574

Total	$280,587

At September 30, 2011, $115.5 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank and Federal Reserve Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of year	$4,000	$14,719	$48,091
Maximum outstanding at any month end	$28,086	$61,013	$73,162
Average balance during year	$6,439	$22,947	$48,171
Weighted average interest rate at end of year	0.22%	0.65%	0.43%
Average interest rate during year	0.71%	0.38%	0.82%

At September 30, 2011, we had the ability to borrow approximately $457 million under our credit facilities with the FHLBank Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of June 30, 2011, ESSA Bank & Trust had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2011, we had 181 full-time employees and 32 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

ESSA Bank & Trust has three wholly owned subsidiaries, ESSACOR, Inc., Pocono Investment Company and ESSA Advisory Services, LLC. ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of ESSA Bank & Trust, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100% by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(K) retirement planning as well as individual health products.

SUPERVISION AND REGULATION

General

ESSA Bancorp, Inc. is a Pennsylvania corporation. As a savings and loan holding company, we are required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board.

ESSA Bank & Trust is a Pennsylvania-chartered savings association and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund (“DIF”). We are subject to extensive regulation by the Pennsylvania Department of Banking, our chartering agency, and by the Federal Deposit Insurance Corporation, our primary federal regulator. We must file reports with the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking or the Federal Deposit Insurance Corporation could have a material adverse impact on us and our operations.

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated, as of July 21, 2011, our former primary federal regulator, the Office of Thrift Supervision, and required ESSA Bank & Trust to be regulated by the Federal Deposit Insurance Corporation (the primary federal regulator for state-chartered banks that are not members of the Federal Reserve System). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies such as ESSA Bancorp, Inc., in addition to the bank holding companies, that it currently regulates. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to implement and oversee consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as ESSA Bank & Trust, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to

$250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred loan, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

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

The Pennsylvania Department of Banking generally examines each savings association not less frequently than once every two years. Although the Department may accept the examinations and reports of the Federal Deposit Insurance Corporation in lieu of the Department’s examination, the current practice is for the Department to conduct individual examinations. The Department may order any savings association to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings association engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Regulation by the Federal Deposit Insurance Corporation

ESSA Bank & Trust is also subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation, as its primary federal regulator. Such regulation and supervision:

•	establishes a comprehensive framework of activities in which ESSA Bank & Trust can engage;

•	limits the ability of ESSA Bank & Trust to extend credit to any given borrower;

•	significantly limits the transactions in which ESSA Bank & Trust may engage with its affiliates;

•

requires ESSA Bank & Trust to meet a qualified thrift lender test which requires ESSA Bank & Trust to invest in qualified thrift investments, which primarily include residential mortgage loans and related investments;

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

The Federal Deposit Insurance Corporation generally examines each savings association not less frequently than once every two years. The Federal Deposit Insurance Corporation has the authority to order any savings association or its directors, trustees, officers, attorneys or employees to discontinue any violation of law or unsafe or unsound banking practice.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and its implementing regulations govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations, such as ESSA Bank & Trust, by the Home Owners’ Loan Act and federal regulations. In a holding company context, the parent holding company of a savings association and any companies that are controlled by the parent holding company are affiliates of the savings association.

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

Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates. In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, federal law generally prohibits a savings association from purchasing or investing in securities issued by an affiliate (other than a subsidiary) or lending to an affiliate engaged in an activity not permitted for bank holding companies.

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in ESSA Bank & Trust are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. ESSA Bank & Trust, therefore, is subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Dodd-Frank Act provided unlimited insurance for certain noninterest-bearing transaction accounts through December 31, 2012.

In the second quarter of 2009, the Federal Deposit Insurance Corporation increased its quarterly deposit insurance assessment rates and amended the method by which assessments are calculated. Institutions were assigned an initial base assessment rate ranging from 12 to 45 basis points of assessable deposits depending on risk category assignment by the Federal Deposit Insurance Corporation. The initial base assessment was then adjusted depending upon the institution’s level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from seven to 77.5 basis points, with riskier institutions paying higher assessments.

As part of a plan to restore the Deposit Insurance Fund’s reserve ratio, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. ESSA Bank & Trust’s special assessment approximated $400,000.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, ESSA Bank & Trust prepaid $1.7 million in estimated assessment fees for the fourth quarter of 2009 through 2012. We recorded the payment as a prepaid expense to be amortized to expense over three years.

Effective April 1, 2011, the Federal Deposit Insurance Corporation implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. ESSA Bank & Trust does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2011, the annualized FICO assessment was 1.00 basis point for each $100 in domestic deposits maintained at an institution.

Capital Requirements

Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulatory, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.

At September 30, 2011, the ESSA Bank & Trust’s capital exceeded all applicable requirements.

Any state-chartered savings association that fails any of the capital requirements is subject to possible enforcement actions by the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain corrective actions are required by law.

We are also subject to more stringent capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation.

Dividends from ESSA Bank & Trust

Our ability to pay dividends depends, to a large extent, upon ESSA Bank & Trust’s ability to pay dividends to ESSA Bancorp. The Savings Association Code states, in part, that dividends may be declared and paid by the Bank only out of net earnings for the then current year. A dividend may not be declared or paid if it would impair the general reserves of ESSA Bank & Trust that are required to be maintained under the Savings Association Code. The Federal Deposit Insurance Corporation also requires a prior notice or application of a capital distribution under certain circumstances. In addition, ESSA Bank & Trust is required to notify the Federal Reserve Board prior to declaring a dividend and receive the nonobjection of the Federal Reserve Board to any such dividend. No dividend may generally be paid that would result in ESSA Bank & Trust failing to comply with its regulatory capital requirements.

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

Prompt Corrective Action

Under federal regulations, a savings association is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2011, the Bank was a “well-capitalized institution” for this purpose.

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

Holding Company Regulation

ESSA Bancorp, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board will have enforcement authority over ESSA Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to ESSA Bank & Trust.

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings association was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. The Company is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, the effectiveness of each parties’ anti-money laundering program, and competitive factors.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that is expected to apply to savings and loan holding companies as well. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if ESSA Bank & Trust failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should ESSA Bank & Trust make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2011, ESSA Bank & Trust’s total federal pre-1988 reserve was approximately $4.3 million. This reserve reflects the cumulative effects of federal tax deductions by ESSA Bank & Trust for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2011, ESSA Bank & Trust had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2011, ESSA Bank & Trust had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from ESSA Bank & Trust as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bank & Trust’s federal income tax returns have not been audited in the most recent five-year period. The 2007, 2008 and 2009 tax years remain open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal year 2011 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. ESSA Bank & Trust is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts ESSA Bank & Trust from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of ESSA Bank & Trust. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A.	Risk Factors

Financial reform legislation recently enacted has, among other things, changed our holding company and bank regulators, created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations, as well as tightened capital standards.

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including ESSA Bancorp. The Federal Deposit Insurance Corporation, which is currently the primary federal regulator for state banks that are not members of the Federal Reserve System, has become the primary federal regulator for state savings association such as ESSA Bank & Trust.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets such as ESSA Bank & Trust will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires the implementation of regulations for bank and savings and loan holding companies which establish capital standards that are no less than those applicable to depository institutions themselves, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities. Savings and loan holding companies such as ESSA Bancorp, Inc. have not previously been subject to regulatory capital requirements.

Capital distributions by ESSA Bank & Trust, including dividends paid to ESSA Bancorp, Inc., require notice to and nonobjection of the Federal Reserve Board as well as notice or application to the Federal Deposit Insurance Corporation in some circumstances. In addition, certain regulatory policies of the Federal Reserve Board may also limit ESSA Bancorp’s ability to make capital distributions including paying dividends.

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

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

It is difficult to predict at this time what specific impact the Dodd-Frank Act and certain yet-to-be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

From September, 2007 through December, 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 0.25%. The federal funds rate has remained at 0.25% since December 2008 and is expected to remain at or around that level for an extended period of time. While these short term market interest rates (which we use as a guide to price our deposits) decreased, longer term market interest rates (which we use as a guide to price our longer term loans) have also decreased but not to the same degree. With the decline in shorter term market interest rates the Company’s cost of funds declined. This decline in our cost of funds was initially beneficial to our net interest spread. However, as short term market rates have remained low and longer term interest rates have also declined, the Company’s net interest margin decreased from 2.93% for the year ended September 30, 2009 to 2.78% for the year ended September 30, 2011. If market rates remain at these historic lows, there could be further negative pressure exerted on our net interest margin.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2011, the fair value of our debt securities available for sale totaled $245.4 million. Unrealized net gains on these available for sale securities totaled approximately $8.6 million at September 30, 2011 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in ESSA Bank & Trust’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2011, in the event of an immediate 200 basis point increase in interest rates, the federal banking model projects that we would experience a $29.4 million, or 1.7%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

During 2009 and 2010 and continuing in early 2011, general economic conditions continued to worsen nationally as well as in our market area. While we did not invest in sub-prime mortgages and related investments, our lending business is tied significantly to the housing market. Declines in home prices, and increases in foreclosures and unemployment levels, have adversely impacted the credit performance of real estate loans, resulting in the write-down of asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. The ongoing concern about the economy in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely affect our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

Recent Negative Developments in the Financial Industry and the Domestic and International Credit Markets may Adversely Affect our Operations and Results.

Negative developments that began in the latter half of 2007 and continued through 2011 in the global credit and securitization markets resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn would continue into 2011. Loan portfolio quality has deteriorated at many institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2011, $105.2 million, or 14.1%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2011, our largest commercial real estate lending relationship was $7.5 million of loans located in Monroe County, Pennsylvania and secured by real estate. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board, as successor regulator to Office of Thrift Supervision, the FDIC and the Pennsylvania Department of Banking. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, the imposition of higher capital requirements, and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. We believe that we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

Any Future FDIC Insurance Premium Increases May Adversely Affect our Earnings.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures we may be required to pay even higher FDIC premiums than the recently increased levels. Such increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings. See “Supervision and Regulation—Deposit Insurance” for more information about FDIC insurance premiums.

Our Information Systems May Experience an Interruption or Security Breach.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

A Substantial Decline in the Value of Our FHLB Common Stock May Adversely Affect Our Financial Condition.

We own common stock of the FHLB in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair value of our FHLB common stock was $16.9 million as of September 30, 2011.

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

The following table provides certain information as of September 30, 2011 with respect to our main office located in Stroudsburg, Pennsylvania, and our seventeen full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage
Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

Route 940 HC 1 Box 1192 Blakeslee, PA 18610	Owned	2002	2,688

Route 209 & Lake Mineola Road P.O. Box 35 Brodheadsville, PA 18301	Owned	1983	4,100

Route 209 7001 Milford Road East Stroudsburg, PA 18324	Leased	1997	1,700

Routes 209 & 447 695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	420

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

Route 209 P.O. Box 1009 Marshalls Creek, PA 18335	Leased	1991	2,627

Mount Pocono Plaza 601 Route 940 Mt. Pocono, PA 18344	Leased	1999	536

1309 Blue Valley Drive Pen Argyl, PA 18072	Leased	2001	444

744 Main Street P.O. Box L Stroudsburg, PA 18360	Owned	1985	12,000

Route 611 1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

Route 611 RR1 Box 402 Tannersville, PA 18372	Leased	1993	611

Route 209 & Weir Lake Road P.O. Box 271 Brodheadsville, PA 18322	Leased	1997	576

Route 611 Tannersville Plaza Tannersville, PA 18372	Leased	2007	2,500

975 Route 390 Mountainhome, PA 18326	Owned	2010	2,912

1500 N. Cedar Crest Blvd Unit 2 Allentown, PA 18104	Leased	2010	530

5580 Crawford Drive Bethlehem, PA 18017	Leased	2010	468

5020 Route 873 Schnecksville, PA 18078	Leased	2010	460

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

Five Highland Avenue Bethlehem, PA 18017	Leased	2011*	4,354

*	Beginning October 1, 2011

The net book value of our premises, land and equipment was $11.5 million at September 30, 2011.

Item 3.	Legal Proceedings

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

Our shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2011 was 2,369. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp, Inc.’s common stock for the periods ended September 30, 2010 and September 30, 2011. The following information was provided by the Nasdaq Stock Market.

Fiscal 2011	High	Low	Dividends
Quarter ended September 30, 2011	$12.63	$10.44	$0.05
Quarter ended June 30, 2011	13.28	11.25	0.05
Quarter ended March 31, 2011	13.32	12.04	0.05
Quarter ended December 31, 2010	13.31	12.08	0.05

Fiscal 2010	High	Low	Dividends
Quarter ended September 30, 2010	$12.87	$10.75	$0.05
Quarter ended June 30, 2010	13.38	11.65	0.05
Quarter ended March 31, 2010	13.21	11.55	0.05
Quarter ended December 31, 2009	13.54	11.70	0.05

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

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock between April 4, 2007 and September 30, 2011, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

ESSA BANCORP, INC.

	Period Ending
Index	04/04/07	09/30/07	09/30/08	09/30/09	09/30/10	09/30/11
ESSA Bancorp, Inc.	100.00	94.65	118.72	114.32	104.14	93.99
SNL Thrift Index	100.00	91.79	47.28	36.21	36.16	30.66
Russell 2000	100.00	99.91	85.44	77.29	87.60	84.51

Source: SNL Financial LC, Charlottesville, NC

On May 27, 2008, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 15% of the Company’s outstanding shares of common stock. In June 2009 the Company announced the completion of its 15% repurchase program, having purchased 2,547,135 shares at a weighted average cost of $13.14. In June 2009 the Company announced a second repurchase program to purchase up to an additional 10% of its outstanding stock. In October 2010 the Company announced the completion of the second repurchase program, having purchased 1,499,100 shares at a weighted average cost of $12.36. In October 2010, the Company announced a third repurchase program to purchase up to an additional 5% of its outstanding stock. In April 2011, the Company announced the completion of the third repurchase program, having purchased 679,900 shares at a weighted average cost of $12.82. In May 2011, the Company announced a fourth repurchase program to purchase up to an additional 5% of its outstanding stock. In September 2011, the Company announced the completion of the fourth repurchase program, having purchased 637,200 shares at a weighted average cost of $11.57. As of September 30, 2011, 535,900 shares have been repurchased as described in the following table:

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2011 through July 31, 2011	190,900	$12.21	190,900	345,000
August 1, 2011 through August 31, 2011	152,700	11.17	152,700	192,300
September 1, 2011 through September 30, 2011	192,300	11.12	192,300	—

Total	535,900	11.52	535,900	—

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of ESSA Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,097,480	$1,071,997	$1,042,119	$993,482	$910,415
Cash and cash equivalents	41,694	10,890	18,593	12,614	16,779
Investment securities:
Available for sale	245,393	252,341	217,566	204,078	205,267
Held to maturity	—	12,795	6,709	11,857	17,130
Loans, net	738,619	730,842	733,580	706,890	619,845
Federal Home Loan Bank stock	16,882	20,727	20,727	19,188	16,453
Premises and equipment	11,494	12,189	10,620	10,662	11,277
Bank owned life insurance	23,256	15,618	15,072	14,516	13,941
Deposits	637,924	540,410	408,855	370,529	384,716
Borrowed funds	288,410	350,076	438,598	412,757	313,927
Equity	161,679	171,623	185,506	200,086	204,692

	For the Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Data:

Interest income	$47,176	$49,257	$52,733	$52,065	$45,510
Interest expense	18,280	21,306	23,739	25,642	23,805

Net interest income	28,896	27,951	28,994	26,423	21,705
Provision for loan losses	2,055	2,175	1,500	900	360

Net interest income after provision for loan losses	26,841	25,776	27,494	25,523	21,345
Non-interest income	6,325	6,708	5,728	4,803	5,496
Non-interest expense	26,045	26,128	24,113	21,181	31,185

Income (loss) before income tax expense	7,121	6,356	9,109	9,145	(4,344)
Income tax expense	1,863	1,844	2,553	3,068	782

Net income (loss)	$5,258	$4,512	$6,556	$6,077	$(5,126)

Earnings (loss) per share [1]
Basic	$0.46	$0.36	$0.47	$0.39	$(0.47)

Diluted	$0.46	$0.36	$0.47	$0.38	$(0.47)

(1)	Earnings per share for 2007 are calculated for the period beginning with the Company’s date of conversion of April 3, 2007 and are based on a net loss of $(7,289).

	At or For the Years Ended September 30,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.48%	0.43%	0.64%	0.63%	(0.62)%
Return on average equity	3.15%	2.49%	3.42%	2.92%	(3.88)%
Interest rate spread (1)	2.47%	2.34%	2.40%	2.09%	2.18%
Net interest margin (2)	2.78%	2.78%	2.93%	2.88%	2.78%
Efficiency ratio (3)	75.62%	75.39%	69.45%	67.83%	116.18%
Noninterest expense to average total assets	2.39%	2.49%	2.34%	2.21%	3.78%
Average interest-earning assets to average interest-bearing liabilities	117.90%	121.11%	123.00%	128.60%	120.21%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.26%	1.20%	0.74%	0.40%	0.06%
Non-performing loans as a percent of total loans	1.54%	1.47%	0.70%	0.55%	0.09%
Allowance for loan losses as a percent of non-performing loans	71.04%	68.48%	112.82%	124.81%	757.83%
Allowance for loan losses as a percent of total loans	1.09%	1.01%	0.79%	0.69%	0.67%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	28.54%	32.60%	31.00%	30.30%	32.84%
Tier 1 risk-based capital (to risk weighted assets)	27.30%	31.35%	29.86%	29.42%	31.88%
Tangible capital (to tangible assets)	14.18%	15.07%	15.17%	15.50%	16.61%
Tier 1 leverage (core) capital (to adjusted tangible assets)	14.18%	15.07%	15.17%	15.50%	16.61%
Average equity to average total assets	15.27%	17.26%	18.59%	21.77%	15.98%

Other Data:
Number of full service offices	17	17	13	13	13

(1)	The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;

•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;

•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;

•	Remaining within our risk management parameters; and

•	Employing affordable technology to increase profitability and improve customer service.

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

•

Expanding our banking franchise through branching and acquisitions. We will attempt to use our stock holding company structure, to expand our market footprint through de novo branching as well as through acquisitions of banks, savings institutions and other financial service providers in our primary market area. We will also consider establishing de novo branches or acquiring financial institutions in contiguous counties. We will continue to review and assess locations for new branches both within Monroe County and the contiguous counties around Monroe. There can be no assurance that we will be able to consummate any acquisitions or establish any additional new branches. We may explore acquisition opportunities involving other banks and thrifts, and possibly financial service companies, when and as they arise, as a means of supplementing internal growth, filling gaps in our current geographic market area and expanding our customer base, product lines and internal capabilities, although we have no current plans, arrangements or understandings to make any acquisitions.

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

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

Total Assets. Total assets increased $25.5 million, or 2.4%, to $1.10 billion at September 30, 2011, compared to $1.07 billion at September 30, 2010. This increase was primarily due to increases in interest bearing deposits with other institutions, loans receivable, net and Bank owned life insurance, offset in part by decreases in investment securities available for sale, investment securities held to maturity and Federal Home Loan Bank stock.

Cash and Due from Banks. Cash and due from banks increased $2.3 million or 31.5% to $9.8 million at September 30, 2011 from $7.5 million at September 30, 2010. The primary reason for this increase was an increase in the Company’s cash balance at the Federal Reserve Bank of Philadelphia and increases in the Company’s cash on hand at the Bank’s branch locations. Both of these cash balances fluctuate based on the customer trends and demands within our branch network.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $28.5 million, or 828.2%, to $31.9 million at September 30, 2011 from $3.4 million at September 30, 2010. The primary reason for the increase was an increase in the Company’s interest bearing demand deposit account at the FHLBank Pittsburgh of $28.5 million. This increase was primarily the result of the significant increase in deposits at September 30, 2011 from September 30, 2010 that were offset, in part, by loan growth, a reduction in borrowings and other uses of cash.

Investment Securities Available for Sale. Investment securities available for sale decreased $6.9 million, or 2.8% to $245.4 million at September 30, 2011 from $252.3 million at September 30, 2010. The decrease was due primarily to a decrease of $30.4 million in the Company’s portfolio of United States government agency securities. The decline in the United States government agency securities was due to maturities of shorter duration securities which were reinvested primarily in mortgage backed securities.

Investment Securities Held to Maturity. Investment securities held to maturity decreased $12.8 million or 100.0% to $0 at September 30, 2011 from $12.8 million at September 30, 2010. The Company elected to transfer its remaining held to maturity securities to available for sale securities in September 2011 to provide management with more flexibility in managing these securities.

Net Loans. Net loans increased $7.8 million, or 1.1%, to $738.6 million at September 30, 2011 from $730.8 million at September 30, 2010. The primary reason for the increase in net loans was an increase in commercial real estate loans. Commercial real estate loans increased by $27.2 million to $105.2 million at September 30, 2011 from $77.9 million at September 30, 2010, construction loans outstanding decreased by $611,000 to $691,000 at September 30, 2011 from $1.3 million at September 30, 2010, and commercial loans decreased by $1.8 to $14.8 million at September 30, 2010 from $16.6 million at September 30, 2010. For the same period, one-to-four family residential mortgages decreased by $12.6 million to $583.6 million at September 30, 2011 from $596.2 million at September 30, 2010.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock decreased $3.8 million, or 18.6%, to $16.9 million at September 30, 2011 from $20.7 million at September 30, 2010. The decrease was due to the redemption of stock by the Federal Home Loan Bank (“FHLB”) throughout the fiscal year. The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLB in an amount not less than 35 basis points of the outstanding member asset value plus 4.6% of its’ outstanding FHLB borrowings, as calculated throughout the year. FHLB borrowings outstanding at September 30, 2011 were $228.4 million compared to borrowings of $285.1 million at September 30, 2010.

Deposits. Deposits increased by $97.5 million, or 18.0%, to $637.9 million at September 30, 2011 from $540.4 million at September 30, 2010. The increase in deposits was primarily due to increases in retail certificates of deposit of $40.6 million, savings and club accounts of $5.3 million, brokered certificates of deposit of $50.2 million and non-interest bearing demand accounts of $2.8 million. The increase in brokered certificates was the result of the Company’s decision to purchase certificates based on the cost of those certificates compared to other available funding sources. Included in the retail certificates of deposit at September 30, 2011 was an increase of $47.0 million in corporate jumbo certificates. Money market accounts decreased by $4.6 million to $114.6 million at September 30, 2011 from $119.2 million at September 30, 2010. At September 30, 2011, the Company had $120.9 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, decreased $61.7 million or 17.6% to $288.4 million at September 30, 2010 from $350.1 million at September 30, 2010. Included in borrowed funds at September 30, 2011 were $60.0 million of repurchase agreements with various financial institution third parties. Except for these borrowings, all borrowed funds are from the FHLB. The decrease in borrowed funds was primarily due to the use of cheaper funding sources to replace maturing FHLB borrowings.

Stockholders’ Equity. Stockholders’ equity decreased by $9.9 million, or 5.8% to $161.7 million at September 30, 2011 from $171.6 million at September 30, 2010. This decrease was primarily the result of stock repurchases of $16.9 million funded by proceeds of investment maturities and the payment of cash dividends of $2.3 million which were partially offset by net income of $5.3 million for the year ending September 30, 2011.

Comparison of Operating Results for the Years Ended September 30, 2011 and September 30, 2010

Net Income. Net income increased $746,000, or 16.5%, to $5.3 million for the fiscal year ended September 30, 2011 from $4.5 million for the fiscal year ended September 30, 2010. The increase was primarily the result of an increase in net interest income. This increase was partially offset by a decrease in non-interest income.

Net Interest Income. Net interest income increased by $945,000, or 3.4%, to $28.9 million for fiscal year 2011 from $28.0 million for fiscal year 2010. The increase was primarily attributable to an increase of 13 basis points in the interest rate spread to 2.47% for fiscal year 2010 from 2.34% for fiscal year 2010, offset in part by a decrease in the Company’s net average interest-earning assets of $17.2 million.

Interest Income. Interest income decreased $2.1 million or 4.2% to $47.2 million for fiscal year 2011 from $49.3 million for fiscal year 2010. The decrease resulted from a 37 basis point decrease in the overall yield on interest earning assets to 4.54% for fiscal year 2011 from 4.91% for fiscal year 2010 which decreased interest income by $4.7 million. This decrease was partially offset by a $35.4 million increase in average interest earning assets which had the effect of increasing interest income by $2.6 million. The average balance of loans during 2011 increased $12.2 million over the average balance during 2010, along with decreases in the average balance of investment securities of $2.0 million and increases in mortgage-backed securities of $24.6 million. In addition, average Federal Home Loan Bank stock decreased $2.1 million and the average balance of other interest earning assets increased $2.7 million. The primary reason for the increase in mortgage backed securities was the investment of deposit and loan proceeds in excess of those needed to fund loan growth. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLB in an amount not less than 45 basis points of the outstanding FHLB member asset value plus 4.6% of its outstanding FHLB borrowings, as calculated throughout the year. On December 23, 2008, the FHLB notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The FHLB began repurchasing capital stock in February 2011. The increase in average other interest earning assets was the result of an increase in the average balance of interest earning deposits held by the Company in its FHLB demand account of $2.7 million. The average yield on loans decreased to 5.2% for the fiscal year 2011, from 5.51% for the fiscal year 2010. The average yields on investment securities decreased to 2.56% from 2.72% and the average yields on mortgage backed securities decreased to 3.36% from 3.97% for the 2011 and 2010 periods, respectively.

Interest Expense. Interest expense decreased $3.0 million, or 14.2% to $18.3 million for fiscal year 2011 from $21.3 million for fiscal year 2010. The decrease resulted from a 50 basis point decrease in the overall cost of interest-bearing liabilities to 2.07% for fiscal 2011 from 2.57% for fiscal 2010 which decreased interest expense by $2.6 million. A $52.6 million increase in average interest-bearing liabilities had the effect of decreasing interest expense by $466,000 as borrowed funds matured and were replaced by lower cost alternatives. Average savings and club accounts increased by $2.2 million, average NOW accounts increased $3.0 million, average money market accounts increased $2.4 million and average certificates of deposit increased $139.8 million. For fiscal 2011, average borrowed funds decreased $94.7 million over 2010. The cost of money market accounts decreased to 0.47% for fiscal year 2011 from 1.07% for fiscal year 2010. The cost of certificates of deposit decreased to 2.01% from 2.49% and the cost of borrowed funds decreased to 3.60% from 3.78% for fiscal 2011 and 2010, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $2.1 million for fiscal year 2011 compared to a $2.2 million provision for the 2010 fiscal year. At September 30, 2011, the Company had 52 commercial loan relationships whose loans were judged by management to be impaired. Of these 52 relationships, five commercial real estate relationships with combined outstanding loans of $2.4 million had an allocation of the allowance for loan loss amounting to $466,000. Three commercial business relationships with combined loans of $265,000 had an allocation of the allowance for loan loss amounting to $101,000. These specific allowance allocations were also considered in the Company’s evaluation for its provision for loan losses for the fiscal year ended September 30, 2011. The allowance for loan losses was $8.2 million or 1.09% of loans outstanding at September 30, 2011, compared to $7.4 million, or 1.01% of loans outstanding at September 30, 2010.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Federal Reserve Board, as an integral part of its examination process, will periodically review our allowance for loan losses. This agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-Interest Income. Non-interest income decreased $383,000 or 5.7%, to $6.3 million for the year ended September 30, 2011, from $6.7 million for the comparable 2010 period. The decrease was primarily due to decreases in gain on sale of investments, net of $442,000 and gains on sales of loans net of $351,000 for fiscal 2011 compared to fiscal 2010. These decreases were offset, in part, by an increase in insurance commissions of $361,000.

Non-Interest Expense. Non-interest expense decreased $83,000, or 0.32%, to $26.0 million for fiscal year 2011 from $26.1 million for the comparable period in 2010. The primary reason for the decrease was a decrease in loss on foreclosed real estate of $1.2 million. This decrease was offset, in part, by increases in compensation and employee benefits of $884,000 and amortization of intangible assets of $135,000. The increase in compensation and employee benefits primarily related to new branches opened during the second and third quarters of 2010. The increase in amortization expense was due to the purchase of a benefits consulting business in the third quarter of 2011.

Income Taxes. Income tax expense of $1.9 million was recognized for fiscal year 2011 compared to an income tax expense of $1.8 million recognized for fiscal year 2010. The effective tax rate was 26.2% for the year ended September 30, 2011, compared to 29.0% for the 2010 period.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Federal Reserve Board, as an integral part of its examination process, will periodically review our allowance for loan losses. This agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

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

	For the Years Ended September 30,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1) (2)	$748,765	$38,949	5.20%	$736,540	$40,598	5.51%	$734,421	$42,290	5.76%
Investment securities
Taxable(3)	43,629	869	1.99%	44,148	916	2.07%	35,231	1,150	3.26%
Exempt from federal income tax(3) (4)	5,516	258	7.09%	7,025	315	6.79%	7,211	331	6.95%

Total investment securities	49,145	1,127	2.56%	51,173	1,231	2.72%	42,442	1,481	3.89%
Mortgage-backed securities	211,382	7,095	3.36%	186,748	7,421	3.97%	185,147	8,840	4.77%
Federal Home Loan Bank stock	18,626	—	0.00%	20,727	—	0.00%	20,435	112	0.55%
Other	13,315	5	0.04%	10,633	7	0.07%	6,024	10	0.17%

Total interest-earning assets	1,041,233	47,176	4.54%	1,005,821	49,257	4.91%	988,469	52,733	5.35%
Allowance for loan losses	(7,967)			(6,547)			(5,167)
Noninterest-earning assets	58,031			50,609			47,133

Total assets	$1,091,297			$1,049,883			$1,030,435

Interest-bearing liabilities:
NOW accounts	$58,795	25	0.04%	$55,796	42	0.08%	$54,262	45	0.08%
Money market accounts	117,946	552	0.47%	115,545	1,235	1.07%	94,835	1,591	1.68%
Savings and club accounts	69,732	156	0.22%	67,549	213	0.32%	63,500	271	0.43%
Certificates of deposit	336,668	6,754	2.01%	196,863	4,896	2.49%	154,365	5,035	3.26%
Borrowed funds	300,024	10,793	3.60%	394,772	14,920	3.78%	436,671	16,797	3.85%

Total interest-bearing liabilities	883,165	18,280	2.07%	830,525	21,306	2.57%	803,633	23,739	2.95%
Non-interest bearing demand accounts	30,236			27,703			24,711
Noninterest-bearing liabilities	11,280			10,473			10,546

Total liabilities	924,681			868,701			838,890
Equity	166,616			181,182			191,545

Total liabilities and equity	$1,091,297			$1,049,883			$1,030,435

Net interest income		$28,896			$27,951			$28,994

Interest rate spread			2.47%			2.34%			2.40%

Net interest-earning assets	$158,068			$175,296			$184,836

Net interest margin(5)			2.78%			2.78%			2.93%

Average interest-earning assets to average interest-bearing liabilities		117.90%			121.11%			123.00%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized revenues (costs) on loans totaling $35,000 in 2011, $95,000 for 2010, and $141,000 for 2009.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2011 vs. 2010			For the Years Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$690	$(2,339)	$(1,649)	$120	$(1,812)	$(1,692)
Investment securities	(83)	(21)	(104)	521	(771)	(250)
Mortgage-backed securities	1,978	(2,304)	(326)	77	(1,496)	(1,419)
Federal Home Loan Bank stock	—	—	—	2	(114)	(112)
Other	2	(4)	(2)	5	(8)	(3)

Total interest-earning assets	2,587	(4,668)	(2,081)	725	(4,201)	(3,476)

Interest-bearing liabilities:
NOW accounts	(2)	(15)	(17)	(3)	—	(3)
Money market accounts	25	(708)	(683)	301	(657)	(356)
Savings and club accounts	7	(64)	(57)	19	(77)	(58)
Certificates of deposit	2,948	(1,090)	1,858	1,205	(1,344)	(139)
Borrowed funds	(3,444)	(683)	(4,127)	(1,578)	(299)	(1,877)

Total interest-bearing liabilities	(466)	(2,560)	(3,026)	(56)	(2,377)	(2,433)

Net change in interest income	$3,053	$(2,108)	$945	$781	$(1,824)	$(1,043)

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

Net Portfolio Value. The table below sets forth, as of June 30, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)			NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$124,324	$(53,391)	(30%)	11.67%	(376)
+200	148,290	(29,425)	(17%)	13.50%	(193)
+100	166,940	(10,775)	(6%)	14.79%	(63)
+50	173,001	(4,714)	(3%)	15.16%	(26)
—	177,715	—	—	15.42%	—
-50	178,898	1,183	1%	15.42%	—
-100	180,307	2,592	1%	15.46%	3

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2011, in the event of an immediate 100 basis point decrease in interest rates, we would experience a 1% increase in net portfolio value. In the event of an immediate 100 basis point increase in interest rates, we would experience a 6% decrease in net portfolio value.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2011, $41.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $2.8 million at September 30, 2011. As of September 30, 2011, we had $228.4 million in borrowings outstanding from the FHLBank Pittsburgh and $60 million in repurchase agreements. We have access to Federal Home Loan Bank advances of up to approximately $457 million.

At September 30, 2011, we had $49.1 million in loan commitments outstanding, which included $7.9 million in undisbursed construction loans, $22.3 million in unused home equity lines of credit and $8.2 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2011 totaled $115.5 million, or 32.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $10.2 million, $7.4 million and $9.6 million for the years ended September 30, 2011, 2010 and 2009, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by/(used) in investing activities was $4.1 million, $(38.7) million and $(38.8) million in fiscal years 2011, 2010 and 2009, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $96.8 million, $143.0 million and $126.2 million in the years ended September 30, 2011, 2010 and 2009, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $120.9 million, $112.0 million and $124.4 million in the years ended September 30, 2011, 2010 and 2009, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $16.5 million in fiscal year 2011, $23.6 million in fiscal year 2010 and $35.2 million in fiscal year 2009. In addition, during fiscal 2011 we used $16.9 million and in fiscal 2010 we used $17.0 million and in fiscal 2009 we used $25.9 million to repurchase our stock as part of previously disclosed stock repurchase plans.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Long-term debt	$83,100	$127,710	$44,600	$33,000	$288,410
Operating leases	590	1,040	839	1,593	4,062
Certificates of deposit	115,524	126,700	97,208	12,447	351,879

Total	$199,214	$255,450	$142,647	$47,040	$644,351

Commitments to extend credit	$26,816	$—	$—	$22,313	$49,129

We also have obligations under our post retirement plan as described in note 14 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $395,000 to our post retirement plan in 2012.

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

For fiscal year 2011, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. See the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Nominees for Directors,” “— Continuing Directors,” “— Board Meetings and Committees,” “— Executive Officers of the Bank Who Are Not Also Directors,” “Corporate Governance, Code of Ethics and Business conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on March 1, 2012 (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2011 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

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

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheet - at September 30, 2011 and 2010

(C)	Consolidated Statement of Income - Years ended September 30, 2011, 2010 and 2009

(D)	Consolidated Statement of Changes In Stockholders’ Equity - Years ended September 30, 2011, 2010 and 2009

(E)	Consolidated Statement of Cash Flows - Years ended September 30, 2011, 2010 and 2009

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, A.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2011, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

We have audited ESSA Bancorp, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011, and our report dated December 14, 2011, expressed an unqualified opinion.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania

December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of ESSA Bancorp, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2011, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania

December 14, 2011

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2011	2010
	(dollars in thousands)
ASSETS
Cash and due from banks	$9,801	$7,454
Interest-bearing deposits with other institutions	31,893	3,436

Total cash and cash equivalents	41,694	10,890
Investment securities available for sale, at fair value	245,393	252,341
Investment securities held to maturity (fair value of $13,254)	—	12,795
Loans receivable (net of allowance for loan losses of $8,170 and $7,448)	738,619	730,842
Federal Home Loan Bank stock, at cost	16,882	20,727
Premises and equipment, net	11,494	12,189
Bank-owned life insurance	23,256	15,618
Foreclosed real estate	2,356	2,034
Intangible assets, net	1,825	—
Goodwill	40	—
Other assets	15,921	14,561

TOTAL ASSETS	$1,097,480	$1,071,997

LIABILITIES
Deposits	$637,924	$540,410
Short-term borrowings	4,000	14,719
Other borrowings	284,410	335,357
Advances by borrowers for taxes and insurance	1,381	1,465
Other liabilities	8,086	8,423

TOTAL LIABILITIES	935,801	900,374

Commitment and contingencies (Notes 11 and 12)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 12,109,622 and 13,482,612 outstanding at September 30, 2011 and 2010, respectively)	170	170
Additional paid-in capital	166,758	164,494
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(11,438)	(11,891)
Retained earnings	67,215	64,272
Treasury stock, at cost; 4,871,278 and 3,498,288 shares outstanding at September 30, 2011 and 2010, respectively	(61,612)	(44,870)
Accumulated other comprehensive income (loss)	586	(552)

TOTAL STOCKHOLDERS’ EQUITY	161,679	171,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,097,480	$1,071,997

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2011	2010	2009
	(dollars in thousands)
INTEREST INCOME
Loans receivable, including fees	$38,949	$40,598	$42,290
Investment securities:
Taxable	7,964	8,337	9,990
Exempt from federal income tax	258	315	331
Other investment income	5	7	122

Total interest income	47,176	49,257	52,733

INTEREST EXPENSE
Deposits	7,486	6,386	6,942
Short-term borrowings	46	88	395
Other borrowings	10,748	14,832	16,402

Total interest expense	18,280	21,306	23,739

NET INTEREST INCOME	28,896	27,951	28,994
Provision for loan losses	2,055	2,175	1,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,841	25,776	27,494

NONINTEREST INCOME
Service fees on deposit accounts	3,019	3,191	3,181
Services charges and fees on loans	639	515	567
Trust and investment fees	851	842	847
Impairment loss on securities	—	—	(68)
Gain on sale of investments, net	778	1,220	178
Gain on sale of loans, net	3	354	430
Earnings on bank-owned life insurance	638	547	556
Insurance commissions	361	—	—
Other	36	39	37

Total noninterest income	6,325	6,708	5,728

NONINTEREST EXPENSE
Compensation and employee benefits	15,865	14,981	14,577
Occupancy and equipment	3,071	2,951	2,916
Professional fees	1,488	1,491	1,376
Data processing	1,876	1,971	1,886
Advertising	658	626	672
Federal Deposit Insurance Corporation (“FDIC”) premiums	763	821	682
Loss on foreclosed real estate	35	1,200	5
Amortization of intangible assets	135	—	—
Other	2,154	2,087	1,999

Total noninterest expense	26,045	26,128	24,113

Income before income taxes	7,121	6,356	9,109
Income taxes	1,863	1,844	2,553

NET INCOME	$5,258	$4,512	$6,556

Earnings per share:
Basic	$0.46	$0.36	$0.47
Diluted	$0.46	$0.36	$0.47
Dividends per share:	$0.20	$0.20	$0.17

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income (Loss)
					(dollars in thousands)
Balance, September 30, 2008	16,777,667	$170	$159,919	$(12,792)	$58,227	$(2,753)	$(2,685)	$200,086	$

Net income					6,556			6,556		6,556
Other comprehensive income (loss):
Unrealized gain on securities availabe for sale, net of income tax benefit of $2,291							4,447	4,447		4,447
Change in unrecognized pension cost, net of income taxes of $502							(972)	(972)		(972)

Comprehensive income										$10,031

Cumulative adjustment of change in accounting for split-dollar life insurance arrangements					(49)			(49)
Cash dividends declared ($.17 per share)					(2,397)			(2,397)
Stock-based compensation			2,151					2,151
Allocation of ESOP stock			161	453				614
Restricted stock forfeitures	(906)		12			(12)		—
Treasury shares purchased	(1,898,141)					(24,930)		(24,930)

Balance, September 30, 2009	14,878,620	$170	$162,243	$(12,339)	$62,337	$(27,695)	$790	$185,506

Net income					4,512			4,512		$4,512
Other comprehensive loss:
Unrealized loss on securities availabe for sale, net of income tax benefit of $226							(438)	(438)		(438)
Change in unrecognized pension cost, net of income taxes of $466							(904)	(904)		(904)

Comprehensive income										$3,170

Cash dividends declared ($.20 per share)					(2,577)			(2,577)
Stock-based compensation			2,143					2,143
Allocation of ESOP stock			108	448				556
Treasury shares purchased	(1,396,008)					(17,175)		(17,175)

Balance, September 30, 2010	13,482,612	170	164,494	(11,891)	64,272	(44,870)	(552)	171,623

Net income					5,258			5,258		$5,258
Other comprehensive income (loss):
Unrealized gain on securities availabe for sale, net of income taxes of $942							1,828	1,828		1,828
Change in unrecognized pension cost, net of income tax benefit of $355							(690)	(690)		(690)

Comprehensive income										$6,396

Cash dividends declared ($.20 per share)					(2,315)			(2,315)
Stock-based compensation			2,162					2,162
Allocation of ESOP stock			102	453				555
Treasury shares purchased	(1,372,990)					(16,742)		(16,742)

Balance, September 30, 2011	12,109,622	$170	$166,758	$(11,438)	$67,215	$(61,612)	$586	$161,679

	2011	2010	2009
Components of other comprehensive income (loss):
Change in net unrealized gain (loss) on investment securities available for sale	$1,315	$(1,243)	$4,519
Realized gains (losses) included in net income, net of taxes (benefit) of $265 in 2011, $415 in 2010, and $(61) in 2009	513	805	(117)
Realized impairment loss included in net income, net of income tax benefit of $23 in 2009	—	—	45
Change in unrealized pension cost, net of tax benefit of $355, $466, and $502 in 2011, 2010, and 2009, respectively	(690)	(904)	(972)

Total	$1,138	$(1,342)	$3,475

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2011	2010	2009
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$5,258	$4,512	$6,556
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,055	2,175	1,500
Provision for depreciation and amortization	1,082	1,228	1,197
Amortization (accretion) of discounts and premiums, net	1,195	775	(60)
Impairment loss on securities	—	—	68
Net gain on sale of investment securities	(778)	(1,220)	(178)
Gain on sale of loans, net	(3)	(354)	(430)
Origination of mortgage loans sold	(97)	(13,478)	(7,036)
Proceeds from sale of mortgage loans originated for sale	100	13,832	7,139
Compensation expense on ESOP	555	556	614
Stock-based compensation	2,162	2,143	2,151
Decrease in accrued interest receivable	199	27	307
Increase (decrease) in accrued interest payable	(161)	(140)	116
Earnings on bank-owned life insurance	(638)	(547)	(556)
Deferred federal income taxes	(274)	(177)	(858)
Decrease (increase) in prepaid FDIC insurance premiums	699	(1,293)	(163)
Increase in accrued pension liability	419	575	444
Loss on foreclosed real estate	35	1,200	5
Amortization of identifiable intangible assets	135	—	—
Other, net	(1,755)	(2,397)	(1,250)

Net cash provided by operating activities	10,188	7,417	9,566

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	—	5,385	3,497
Purchase of certificates of deposit	—	—	(4,907)
Investment securities available for sale:
Proceeds from sale of investment securities	18,856	43,471	23,890
Proceeds from principal repayments and maturities	93,711	64,445	95,395
Purchases	(96,814)	(143,023)	(126,150)
Investment securities held to maturity:
Proceeds from sale of investment securities	5,787	—	—
Proceeds from principal repayments and maturities	2,523	4,065	5,125
Purchases	(2,001)	(10,163)	—
Increase in loans receivable, net	(13,276)	(268)	(49,887)
Proceeds from sale of loans	—	—	19,592
Redemption of FHLB stock	3,845	—	509
Purchase of FHLB stock	—	—	(2,048)
Purchase of bank owned life insurance	(7,000)	—
Investment in limited partnership	(2,441)	—	(2,729)
Proceeds from sale of foreclosed real estate	3,318	308	21
Capital improvements to foreclosed real estate	(46)	(71)	—
Purchase of insurance subsidiary	(2,025)	—	—

Purchase of premises, equipment, and software	(353)	(2,813)	(1,057)

Net cash provided by (used for) investing activities	4,084	(38,664)	(38,749)
FINANCING ACTIVITIES
Increase in deposits, net	97,514	131,555	38,326
Net increase (decrease) in short-term borrowings	(10,719)	(33,372)	8,581
Proceeds from other borrowings	38,300	20,350	127,260
Repayment of other borrowings	(89,247)	(75,500)	(110,000)
Increase (decrease) in advances by borrowers for taxes and insurance	(84)	88	(670)
Purchase of treasury stock shares	(16,917)	(17,000)	(25,938)
Dividends on common stock	(2,315)	(2,577)	(2,397)

Net cash provided by financing activities	16,532	23,544	35,162

Increase (decrease) in cash and cash equivalents	30,804	(7,703)	5,979
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,890	18,593	12,614

CASH AND CASH EQUIVALENTS AT END OF YEAR	$41,694	$10,890	$18,593

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$18,441	$21,446	$23,623
Income taxes	2,475	1,869	3,150
Non-cash items:
Transfers from loans to foreclosed real estate	3,349	926	2,573
Treasury stock payable	(175)	175	(1,008)
Acquisition of insurance company:
Cash paid:	(2,025)	—	—
Transfers from held to maturity investments to available for sale investments	(6,442)	—	—
Noncash assets received and liabilities assumed
Goodwill	40	—	—
Intangible assets	1,960	—	—
Premises and equipment	25	—	—

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; and ESSA Advisory Services, LLC. The primary purpose of the Company is to act as a holding company for the Bank. The Company has been subject to regulation and supervision as a savings and loan holding company by the Office of Thrift Supervision (the “OTS”). As of July 21, 2011, the Federal Reserve Board assumed regulation and supervision of savings and loan holding companies as required by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010. The Bank is a Pennsylvania-chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton and Lehigh counties, Pennsylvania. The Bank has been subject to regulation and supervision by the Pennsylvania Banking Department and the OTS. Pursuant to the Dodd Frank Act referred to above, the role of the OTS was assumed by the Federal Deposit Insurance Corporation as of July 21, 2011. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

ESSACOR, Inc. is a Pennsylvania corporation that is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100 percent by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short-term and long-term disability, dental, vision, and 401(k) retirement planning as well as individual health products. All intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and its subsidiary and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and related revenues and expenses for the period. Actual results could differ significantly from those estimates.

Securities

The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

Securities (Continued)

Securities classified as held to maturity are those securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, recognized in interest income using the interest method over the period to maturity. During the year ended September 30, 2011, the Company decided to change its intent to hold securities in the held-to-maturity portfolio until maturity. In accordance with existing accounting guidance, the remaining securities in held to maturity were transferred to and accounted as available for sale.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.

Loans Receivable

Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan. Mortgage loans sold in the secondary market are sold without recourse.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or the Company has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to the Company’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh. As a member, the Association maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 35 basis points of the outstanding member asset value plus 4.6 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock (Continued)

determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) The liquidity position of the Federal Home Loan Bank.

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh has reported profits for 2010, remains in compliance with regulatory capital and liquidity requirements, and continues to make redemptions at the par value. With consideration given these factors, management concluded that the stock was not impaired at September 30, 2011.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2011 and 2010, were not impaired. Total servicing assets included in other assets as of September 30, 2011 and 2010, were $248,000 and $318,000, respectively.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the related assets, which range from 10 to 40 years for buildings, land improvements, and leasehold improvements and 3 to 7 years for furniture, fixtures, and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank-Owned Life Insurance (“BOLI”)

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheet, and any increase in cash surrender value is recorded as noninterest income on the Consolidated Statement of Income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

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

The Company maintains an Equity Incentive Plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company has recorded stock-based employee compensation cost using the fair value method as allowed under generally accepted accounting principles. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method as allowed under generally accepted accounting principles. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

In accordance with generally accepted accounting principles, the Company expenses all advertising expenditures incurred.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Accounting literature also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. In accordance with generally accepted accounting principles, interest or penalties incurred for income taxes will be recorded as a component of other expenses.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2011	2010	2009
Net unrealized gain on securities available for sale	$5,667	$3,839	$4,277
Net unrecognized pension cost	(5,081)	(4,391)	(3,487)

Total	$586	$(552)	$790

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has presented the necessary disclosures in Note 5, herein.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, and are not expected to have a significant impact on the Company’s financial statements.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has presented the necessary disclosures in Note 5, herein.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

related to that criterion. The amendments in this update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2011, 2010, and 2009.

	2011	2010	2009
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900
Average treasury stock shares	(4,089,417)	(2,736,207)	(1,396,616)
Average unearned ESOP shares	(1,154,272)	(1,199,548)	(1,254,824)
Average unearned nonvested shares	(249,296)	(368,008)	(486,572)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	11,487,915	12,677,137	13,842,888

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	11,487,915	12,677,137	13,842,888

At September 30, 2011, there were 195,262 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2010, there were 313,288 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2009, there were 432,230 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of 12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$118,945	$4,618	$(11)	$123,552
Freddie Mac	47,449	2,207	—	49,656
Governmental National Mortgage Association	30,247	802	(48)	31,001

Total mortgage-backed securities	196,641	7,627	(59)	204,209
Obligations of states and political subdivisions	13,760	789	(50)	14,499
U.S. government agency securities	21,797	289	(3)	22,083
Corporate obligations	4,598	26	(40)	4,584

Total debt securities	236,796	8,731	(152)	245,375
Equity securities - financial services	11	7	—	18

Total	$236,807	$8,738	$(152)	$245,393

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$99,142	$2,412	$(9)	$101,545
Freddie Mac	47,693	1,895	—	49,588
Governmental National Mortgage Association	35,211	1,040	(96)	36,155

Total mortgage-backed securities	182,046	5,347	(105)	187,288
Obligations of states and political subdivisions	10,637	279	(12)	10,904
U.S. government agency securities	52,177	279	(22)	52,434
Corporate obligations	1,654	23	—	1,677

Total debt securities	246,514	5,928	(139)	252,303
Equity securities - financial services	12	26	—	38
Total	$246,526	$5,954	$(139)	$252,341

Held to Maturity
Fannie Mae	$2,600	$140	$—	$2,740
Freddie Mac	10,195	319	—	10,514
Total	$12,795	$459	$—	$13,254

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	AVAILABLE FOR SALE
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,792	$2,821
Due after one year through five years	16,214	16,407
Due after five years through ten years	44,496	45,932
Due after ten years	173,294	180,215

Total	$236,796	$245,375

For the years ended September 30, 2011 and 2010, the Company realized gross gains of $792,000 and $1,220,000, and gross losses of $14,000 and $0, respectively, and proceeds from the sale of investment securities of $24,643,000 and $43,471,000, respectively. During the fourth quarter of 2011, the Company sold $16.3 million of investment securities in response to a rapid decline in market interest rates. $5.6 million of these securities were from the Company’s investments held-to-maturity category. The remaining $6.4 million in that category was transferred to the investments available-for-sale category to provide increased flexibility to management in managing these securities.

Investment securities with carrying values of $25,258,000 and $18,382,000 at September 30, 2011 and 2010, respectively, were pledged to secure public deposits and other purposes as required by law. Securities sold under agreements to repurchase and other borrowings are secured by U.S. government agency and mortgage-backed securities with a carrying value of $70,270,000 and $92,284,000 at September 30, 2011 and 2010, respectively.

4.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

			2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number		Gross		Gross		Gross
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Fannie Mae	3	$5,156	$(11)	$—	$—	$5,156	$(11)
Governmental National Mortgage Association securities	4	2,723	(11)	4,440	(37)	7,163	(48)
Obligations of states and political subdivisions	2	1,403	(50)	—	—	1,403	(50)
U.S. government agency securities	2	3,045	(3)	—	—	3,045	(3)
Corporate obligations	3	1,460	(40)	—	—	1,460	(40)

Total	14	$13,787	$(115)	$4,440	$(37)	$18,227	$(152)

4.	UNREALIZED LOSSES ON SECURITIES (Continued)

			2010
		Less than Twelve Months		Twelve Months or Greater		Total
	Number		Gross		Gross		Gross
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Fannie Mae	1	$2,060	$(9)	$—	$—	$2,060	$(9)
Governmental National Mortgage Association securities	2	5,605	(96)	—	—	5,605	(96)
Obligations of states and political subdivisions	1	610	(12)	—	—	610	(12)
U.S. government agency securities	4	6,484	(22)	—	—	6,484	(22)

Total	8	$14,759	$(139)	$—	$—	$14,759	$(139)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, corporate obligations, and debt obligations of a U.S. state or political subdivision.

The Company reviews its position quarterly and has asserted that at September 30, 2011, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2011, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. The Company has concluded that any impairment of its investment securities portfolio at September 30, 2010, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. However, as of September 30, 2009, the Company recognized losses of $68,000 on equity securities that it deemed, through analysis of the security, to be other than a temporary loss. The losses as of September 30, 2009, were related to Fannie Mae perpetual preferred stock that the Company owns. Fannie Mae was placed into conservatorship by the U.S. Government on September 7, 2008.

5.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2011	2010
Real estate loans:
Residential	$583,599	$596,455
Construction	691	1,302
Commercial	105,231	77,943
Commercial	14,766	16,545
Home equity loans and lines of credit	40,484	43,559
Other	2,018	2,486

	746,789	738,290
Less allowance for loan losses	8,170	7,448

Net loans	$738,619	$730,842

Mortgage loans serviced by the Company for others amounted to $37,519,000, $46,800,000, and $38,732,000 at September 30, 2011, 2010, and 2009, respectively.

5.	LOANS RECEIVABLE (Continued)

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2011 and 2010, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2011, 2010, and 2009, the Company had nonaccrual loans of $10,971,000, $10,516,000, and $4,565,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $615,000, $509,000, and $422,000, for the years ended September 30, 2011, 2010, and 2009, respectively.

Impaired loans for the year ended September 30, are summarized as follows (in thousands):

	2011	2010	2009
Impaired loans with a related allowance	$5,630	$2,965	$1,035
Impaired loans without a related allowance	12,589	5,110	2,835
Related allowance for loan losses	1,160	429	176
Average recorded balance of impaired loans	10,718	7,977	538
Interest income recognized	109	—	—

					Home Equity
					Loans
	Real estate loans			Commercial	and Lines	Other
	Residential	Construction	Commercial	Loans	of Credit	Loans	Total
September 30, 2011
Total loans	$583,599	$691	$105,231	$14,766	$40,484	$2,018	$746,789

Individually evaluated for impairment	5,441	—	11,916	490	314	58	18,219
Collectively evaluated for impairment	578,158	691	93,315	14,276	40,170	1,960	728,570

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Company does not aggregate such loans for evaluation purposes. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

5.	LOANS RECEIVABLE (Continued)

Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired or are classified as a troubled debt restructuring.

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

		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
September 30, 2011
With no specific allowance recorded:
Real estate loans:
Residential	$2,623	$2,621	$—	$3,397	$—
Construction	—	—	—	—	—
Commercial	9,557	9,501	—	3,375	41
Commercial	225	220	—	123	5
Home equity loans and lines of credit	126	126	—	95	—
Other	58	58	—	58	—

Subtotal	12,589	12,526	—	7,048	46

With an allowance recorded:
Real estate loans:
Residential	2,818	2,811	475	2,257	—
Construction	—	—	—	—	—
Commercial	2,359	2,297	466	1,279	60
Commercial	265	263	101	36	3
Home equity loans and lines of credit	188	188	118	98	—
Other	—	—	—	—	—

Subtotal	5,630	5,559	1,160	3,670	63

Total:
Real estate loans:
Residential	5,441	5,432	475	5,654	—
Construction	—	—	—	—	—
Commercial	11,916	11,798	466	4,654	101
Commercial	490	483	101	159	8
Home equity loans and lines of credit	314	314	118	193	—
Other	58	58	—	58	—

Subtotal	$18,219	$18,085	$1,160	$10,718	$109

5.	LOANS RECEIVABLE (Continued)

The Company uses a ten-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as Pass-rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s Commercial Loan Officers perform an annual review of all commercial relationships $250,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company engages an external consultant to conduct loan reviews on at least a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $500,000 and/or all criticized relationships. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2011 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2011
Commercial Real Estate Loans	$91,083	$—	$13,682	$466	$105,231
Commercial	13,781	48	806	131	14,766

Total	$104,864	$48	$14,488	$597	$119,997

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

	Performing	Non-performing	Total
September 30, 2011
Real estate loans:
Residential	$576,745	$6,854	$583,599
Construction	691	—	691
Home equity loans and lines of credit	40,236	248	40,484
Other	1,957	61	2,018

Total	$619,629	$7,163	$626,792

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011 (in thousands):

5.	LOANS RECEIVABLE (Continued)

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non- Accrual	Total Past Due	Total Loans
September 30, 2011
Real estate loans:
Residential	$573,229	$2,588	$928	$—	$6,854	$10,370	$583,599
Construction	691	—	—	—	—	—	691
Commercial	101,307	422	—	—	3,502	3,924	105,231
Commercial	14,459	—	1	—	306	307	14,766
Home equity loans and lines of credit	39,952	97	187	—	248	532	40,484
Other	1,950	5	2	—	61	68	2,018

Total	$731,588	$3,112	$1,118	$—	$10,971	$15,201	$746,789

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2011, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

5.	LOANS RECEIVABLE (Continued)

In addition, the Office of Thrift Supervision (“OTS”) and the Pennsylvania Department of Banking, as an integral part of their examination process, have periodically reviewed our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to it at the time of their examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011 (in thousands):

	Real Estate Loans			Commercial	Home Equity Loans and Lines of	Other
	Residential	Construction	Commercial	Loans	Credit	Loans	Unallocated	Total
ALL balance at September 30, 2010	4,462	15	1,556	204	569	22	620	7,448
Charge-offs	(1,175)	—	—	(131)	(188)	(4)	—	(1,498)
Recoveries	146	—	—	2	14	3	—	165
Provision	1,787	(7)	(227)	425	227	59	(209)	2,055

ALL balance at September 30, 2011	5,220	8	1,329	500	622	80	411	8,170

Individually evaluated for impairment	475	—	466	101	118	—	—	1,160
Collectively evaluated for impairment	4,745	8	863	399	504	80	411	7,010

ALL balance at September 30, 2011	5,220	8	1,329	500	622	80	411	8,170

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial and home equity loans, and lines of credit segments for the year ended September 30, 2011, due to increased charge off activity in those segments. The Company allocated decreased allowance for loan loss provisions to the commercial real estate segment due to actual loss experience being less than previously estimated. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

5.	LOANS RECEIVABLE (Continued)

The following is a summary of troubled debt restructuring granted during the past year.

	For the Year Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	15	$3,045	$3,045
Construction	—	—	—
Commercial	12	2,797	2,797
Commercial	4	120	120
Home equity loans and lines of credit	5	243	243
Other	—	—	—

Total	36	$6,205	$6,205

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification.

	For the Year Ended September 30, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$610
Construction	—	—
Commercial	—	—
Commercial	—	—
Home equity loans and lines of credit	1	80
Other	—	—

Total	4	$690

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2011	2010
Land and land improvements	$3,932	$3,932
Buildings and leasehold improvements	11,080	11,063
Furniture, fixtures, and equipment	8,464	8,252
Construction in process	—	4

	23,476	23,251
Less accumulated depreciation	(11,982)	(11,062)

Total	$11,494	$12,189

Depreciation expense amounted to $920,000, $1,037,000, and $979,000 for the years ended September 30, 2011, 2010, and 2009, respectively.

7.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2011		2010
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Non-interest-bearing demand accounts	—%	$33,296	—%	$30,448
NOW accounts	0.03	65,074	0.04	61,878
Money market accounts	0.28	114,617	0.59	119,238
Savings and club accounts	0.10	73,058	0.25	67,763
Certificates of deposit	1.93	351,879	2.18	261,083

Total	1.13%	$637,924	1.22%	$540,410

7.	DEPOSITS (Continued)

	2011		2010
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Certificates of deposit:
0.00 - 2.00%	1.08	$187,823	0.89%	$108,618
2.01 - 4.00%	2.64	143,077	2.73	124,044
4.01 - 6.00%	4.68	20,979	4.72	28,421

Total	1.93%	$351,879	2.18%	$261,083

At September 30, scheduled maturities of certificates of deposit are as follows (in thousands):

2012	$115,524
2013	59,340
2014	67,360
2015	57,205
2016	40,003
2017 and thereafter	12,447

Total	$351,879

Brokered deposits totaled $120,871,000 and $70,646,000 at September 30, 2011 and 2010, respectively. The aggregate amount of time certificates of deposit with a minimum denomination of $100,000 were $280,587,000 at September 30, 2011.

The scheduled maturities of time certificates of deposit in denominations of $100,000 or more as of September 30, 2011, are as follows (in thousands):

Within three months	$20,088
Three through six months	22,124
Six through twelve months	33,001
Over twelve months	204,574

Total	$279,787

7.	DEPOSITS (Continued)

A summary of interest expense on deposits for the years ended is as follows (in thousands):

	2011	2010	2009
NOW accounts	$25	$42	$45
Money market accounts	551	1,235	1,591
Savings and club accounts	156	213	271
Certificates of deposits	6,754	4,896	5,035

Total	$7,486	$6,386	$6,942

8.	SHORT-TERM BORROWINGS

As of September 30, 2011 and 2010, the Company had $4,000,000 and $14,719,000 of short-term borrowings, respectively, of which $0 and $14,719,000, respectively, were advances on a $75,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. During 2011, the Company had a borrowing limit of approximately $457 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2011	2010	2009
Balance at year-end	$4,000	$14,719	$48,091
Maximum amount outstanding at any month-end	28,086	61,013	73,162
Average balance outstanding during the year	6,439	22,947	48,171
Weighted-average interest rate:
As of year-end	0.22%	0.65%	0.43%
Paid during the year	0.71%	0.38%	0.82%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

9.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances and securities sold under agreements to repurchase (in thousands):

	Maturity range		Weighted- average	Stated interest rate ranged
Description	from	to	interest rate	from	to	2011	2010
Convertible	6/8/2012	12/5/2018	4.25%	3.30%	5.41%	$38,000	$58,000
Fixed rate	12/6/2011	2/5/2018	3.27	1.39	5.32	160,010	160,457
Mid-term	11/21/2011	6/13/2014	2.16	0.83	3.34	26,400	51,900
Securities sold under agreements to repurchase	1/12/2012	9/3/2018	3.52	2.37	4.01	60,000	65,000

Total						$284,410	$335,357

9.	OTHER BORROWINGS (Continued)

Maturities of FHLB long-term advances and securities sold under agreements to repurchase are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- average Rate
2012	$79,100	3.69%
2013	87,000	3.57
2014	40,710	3.16
2015	23,300	3.54
2016	21,300	1.60
2017 and thereafter	33,000	3.16

Total	$284,410	3.35%

Included above are six convertible notes, which total $38,000,000 and are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

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

Securities sold under agreements to repurchase and other borrowings are secured by U.S. government agency and mortgage-backed securities with a carrying value of $70,270,000 and $92,284,000 at September 30, 2011 and 2010, respectively.

10.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2011	2010	2009
Current:
Federal	$2,130	$2,003	$3,331
State	7	18	80

Total current taxes	2,137	2,021	3,411
Deferred income tax benefit	(274)	(177)	(858)

Total income tax provision	$1,863	$1,844	$2,553

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$3,167	$2,523
Charitable contributions carryover	3,096	3,329
Employee benefit plan	2,617	2,262
Writedown of preferred stock	—	340
Premises and equipment	11	—
Other	1,576	1,319

Total gross deferred tax assets	10,467	9,773
Valuation allowance	(2,883)	(2,845)

Total net deferred tax assets	7,584	6,928

Deferred tax liabilities:
Pension plan	1,393	1,180
Net unrealized gain on securities	2,919	1,977
Mortgage servicing rights	85	108
Premises and equipment	—	98
Other	194	259

Total gross deferred tax liabilities	4,591	3,622

Net deferred tax assets	$2,993	$3,306

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the contribution to the ESSA Bank & Trust Foundation and the writedown for other-than-temporary impairment of the Fannie Mae preferred stock exceeded the allowable federal income tax deduction limitations, resulting in the establishment of a valuation allowance in the amount of $2,883,000 and $2,845,000 at September 30, 2011 and 2010, respectively.

Accounting principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Statement of Income. The Company’s federal and state income tax returns for taxable years through 2006 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

10.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2011		2010		2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$2,421	34.0%	$2,161	34.0%	$3,097	34.0%
Valuation allowance	39	0.5	212	3.3	(297)	(3.3)
Income from Bank-owned life insurance	(217)	(3.0)	(186)	(2.9)	(189)	(2.1)
Tax-exempt income	(371)	(5.2)	(245)	(3.9)	(221)	(2.4)
Low-income housing credits	(175)	(2.5)	(31)	(0.5)	(58)	(0.6)
Other, net	166	2.3	(67)	(1.1)	221	2.4

Actual tax expense and effective rate	$1,863	26.1%	$1,844	29.0%	$2,553	28.0%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4,308,000 at September 30, 2011, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The act also provides for the recapture of deductions arising from “applicable excess reserve: defined as the total amount of reserve over the base year reserve.” The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

11.	COMMITMENTS

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

The off-balance sheet commitments consist of the following (in thousands):

	2011	2010
Commitments to extend credit	$9,744	$13,341
Standby letters of credit	1,045	2,002
Unfunded lines of credit	38,340	29,751

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 3.00 percent to 6.00 percent. The commitments outstanding at September 30, 2011, contractually mature in less than one year.

11.	COMMITMENTS (Continued)

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

12.	LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2011 (in thousands):

2012	$590
2013	527
2014	513
2015	440
2016	399
2017 and beyond	1,593

Total	$4,062

The total rental expenses for the above leases for the years ended September 30, 2011, 2010, and 2009, were $760,000, $678,000, and $536,000, respectively.

13.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

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

13.	EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $555,000, $556,000, and $614,000, for the years ended September 30, 2011, 2010, and 2009, respectively.

The following table presents the components of the ESOP shares:

	2011	2010
Allocated shares	$181,130	$135,847
Shares committed to be released	33,962	33,962
Unreleased shares	1,143,380	1,188,663

Total ESOP shares	1,358,472	1,358,472

Fair value of unreleased shares (in thousands)	$12,017	$14,074

Equity Incentive Plan

The Company implemented the ESSA Bancorp, Inc. Equity Incentive Plan (the “Plan”). The Plan provides for a total of 2,377,326 shares of common stock for issuance upon the grant or exercise of awards. Of the shares available under the Plan, 1,698,090 may be issued in connection with the exercise of stock options and 679,236 may be issued as restricted stock. The Plan allows for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted stock. Options are granted at no less than the fair value of the Company’s common stock on the date of the grant.

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

13.	EMPLOYEE BENEFITS (Continued)

Equity Incentive Plan (Continued)

During the year ended September 30, 2011 and 2010, the Company recorded $2.2 million and $2.1 million, respectively, of share-based compensation expense, consisting of stock option expense of $705,000 and $694,000, respectively, and restricted stock expense of $1.5 million and $1.5 million, respectively. Expected future expense relating to the 577,352 non-vested options outstanding as of September 30, 2011, is $1.1 million over the remaining vesting period of 1.67 years. Expected future compensation expense relating to the 234,425 restricted shares at September 30, 2011, is $2.4 million over the remaining vesting period of 1.67 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2011.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding, September 30, 2010	1,458,379	$12.35	7.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2011	1,458,379	$12.35	6.67	$—

Exercisable at year-end	881,027	$12.35	6.67	$—

The weighted-average grant date fair value of the Company’s non-vested options as of September 30, 2011 and 2010, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of September 30, 2011, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value

Nonvested at September 30, 2010	352,448	$12.35
Granted	—	—
Vested	(118,023)	12.35
Forfeited	—	—

Nonvested at September 30, 2011	234,425	$12.35

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

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$13,303	$10,377
Service cost	533	421
Interest cost	698	570
Actuarial gains	575	2,082
Benefits paid	(85)	(147)

Benefit obligation at end of year	15,024	13,303

Change in plan assets:
Fair value of plan assets at beginning of year	10,155	7,804
Actual return on plan assets	(113)	998
Contributions	1,500	1,500
Benefits paid	(85)	(147)

Fair value of plan assets at end of year	11,457	10,155

Funded status	$(3,567)	$(3,148)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):
Amounts recognized in accumulated other comprehensive income consist of:	2011	2010	2009
Net loss	$7,697	$6,644	$5,265
Prior service cost	—	8	18

Total	$7,697	$6,652	$5,283

The accumulated benefit obligation for the defined benefit pension plan was $9,373,000 and $7,676,000 at September 30, 2011 and 2010, respectively.

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table comprises the components of net periodic benefit cost for the years ended (in thousands):

	2011	2010	2009
Service cost	$533	$421	$358
Interest cost	698	570	510
Expected return on plan assets	(769)	(598)	(509)
Amortization of prior service cost	8	10	10
Amortization of unrecognized loss	404	302	202

Net periodic benefit cost	$874	$705	$571

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $475,000 and $405,000, respectively.

Weighted-average assumptions used to determine benefit obligations:

	2011	2010
Discount rate	4.75%	5.25%
Rate of compensation increase	5.00	5.00

Weighted-average assumptions used to determine net periodic benefit cost for years ended:

	2011	2010	2009
Discount rate	5.25%	5.50%	6.00%
Expected long-term return on plan assets	7.00	7.00	8.00
Rate of compensation increase	5.00	5.00	5.50

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following table sets forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2011:

	September 30, 2011
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$—	$4,130	$4,130
Equity	—	—	7,261	7,261
Investment in short-term investments	66	—	—	66

Total assets at fair value	$66	$—	$11,390	$11,457

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table sets forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2011:

	September 30, 2010
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$—	$3,503	$3,503
Equity	—	—	6,638	6,638

Total assets at fair value	$—	$—	10,141	$10,141

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The table below sets forth a summary of changes in the fair value of the Plan’s Level III assets for the years ended September 30, 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level III)
Beginning Balance October 1, 2009	$7,772
Total gains or losses (realized/unrealized) relating to instruments still held at the reporting date	972
Purchases, sales, issuances, and settlements (net)	1,397

Ending Balance September 30, 2010	10,141
Total gains or losses (realized/unrealized) relating to instruments still held at the reporting date	(158)
Purchases, sales, issuances, and settlements (net)	1,407

Ending Balance September 30, 2011	$11,390

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category, are as follows:

Asset Category	2011	2010
Cash and fixed income securities	36.0%	34.1%
Equity securities	63.4	65.9
Other	0.6	—

Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Two asset classes are outlined, as above. The target allocations of these classes are as follows: equities, 65 percent, and cash and fixed income, 35 percent.

Cash Flows

The Bank expects to contribute $395,000 to its pension plan in 2012.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2012	$38
2013	52
2014	69
2015	77
2016	82
2017-2021	2,440

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were suspended in January 2011. The expense related to the plan for the years ended September 30, 2011, 2010, and 2009, were $65,000, $240,000, and $224,000, respectively.

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $677,000 and $687,000, at September 30, 2011 and September 30, 2010, respectively, which represents the estimated present value (using a discount rate of 6.25 percent) of the benefits earned under this agreement.

14.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2011 and 2010, was $5,248,000 and $4,949,000, respectively.

Dividend Restrictions

Federal banking laws, regulations, and policies limit the Bank’s ability to pay dividends to the Company. Dividends may be declared and paid by the Bank only out of net earnings for the then current year. A dividend may not be declared or paid if it would impair the general reserves of the Bank as required to be maintained under the Savings Association Code. In addition, the Bank is required to notify the Federal Reserve Board prior to declaring a dividend to the Company and receive the nonobjection of the Federal Reserve Board to any such dividend.

15.	REGULATORY CAPITAL REQUIREMENTS

Federal regulations require the Bank to maintain certain minimum amounts of capital. Specifically, the Bank is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes as of September 30, 2011, the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2011 and 2010, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, core capital, and tangible equity capital ratios must be at least 10 percent, 6 percent, 5 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2011	2010
Total stockholders’ equity	$158,065	$159,547
Accumulated other comprehensive (income) loss	(586)	624
Goodwill and certain other intangible assets	(1,865)	—
Disallowed servicing assets	(223)	(286)

Tier I, core, and tangible capital	155,391	159,885

Allowance for loan losses	7,010	6,389
Unrealized gains on equity securities	3	12

Total risk-based capital	$162,404	$166,286

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2011		2010
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)

Actual	$162,404	28.5%	$166,286	32.6%
For Capital Adequacy Purposes	45,531	8.0	40,805	8.0
To Be Well Capitalized	56,914	10.0	51,006	10.0

Tier I Capital
(to Risk-Weighted Assets)

Actual	$155,391	27.3%	$159,885	31.4%
For Capital Adequacy Purposes	22,766	4.0	20,402	4.0
To Be Well Capitalized	34,148	6.0	30,603	6.0

Tier I Capital
(to Adjusted Assets)

Actual	$155,391	14.2%	$159,885	15.1%
For Capital Adequacy Purposes	43,837	4.0	42,438	4.0
To Be Well Capitalized	54,797	5.0	53,047	5.0

Tangible Capital (to Tangible Assets)

Actual	$155,391	14.2%	$159,885	15.1%
For Capital Adequacy Purposes	16,439	1.5	15,914	1.5

16.	FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of September 30, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2011
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale
Mortgage-backed securities	$—	$204,209	$—	$204,209
Obligations of states and political subdivisions	—	14,499	—	14,499
U.S. government agencies	—	22,083	—	22,083
Corporate obligations	—	4,584	—	4,584
Equity securities - financial services	18	—	—	18

Total securities	18	245,375	—	245,393
Assets measured at fair value on a non-recurring basis:
Foreclosed real estate owned	—	—	2,356	2,356
Impaired loans	—	—	17,059	17,059
Mortgage servicing rights	—	—	248	248

	September 30, 2010
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale
Mortgage-backed securities	$—	$187,288	$—	$187,288
Obligations of states and political subdivisions	—	10,904	—	10,904
U.S. government agencies	—	52,434	—	52,434
Corporate obligations	—	1,677	—	1,677
Equity securities - financial services	38	—	—	38

Total securities	38	252,303	—	252,341
Assets measured at fair value on a non-recurring basis:
Foreclosed real estate owned	—	2,034	—	2,034
Impaired loans	—	7,646	—	7,646
Mortgage servicing rights	—	—	318	318

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

16.	FAIR VALUE MEASUREMENTS (Continued)

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $18,219,000 less their valuation allowances of $1,160,000 at September 30, 2011. The fair value consists of the loan balances of $8,075,000 less their valuation allowances of $429,000 at September 30, 2010.

Foreclosed Real Estate

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure; valuations are periodically performed by management; and the assets are carried at fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$41,694	$41,694	$10,890	$10,890
Investment and mortgage- backed securities:
Available for sale	245,393	245,393	252,341	252,341
Held to maturity	—	—	12,795	13,254
Loans receivable, net	738,619	773,142	730,842	755,871
Accrued interest receivable	4,193	4,193	4,392	4,392
FHLB stock	16,882	16,882	20,727	20,727
Mortgage servicing rights	248	248	318	318
Bank-owned life insurance	23,256	23,256	15,618	15,618

Financial liabilities:
Deposits	$637,924	$647,090	$540,410	$548,352
Short-term borrowings	4,000	4,000	14,719	14,719
Other borrowings	284,410	296,324	335,357	353,358
Advances by borrowers for taxes and insurance	1,381	1,381	1,465	1,465
Accrued interest payable	1,485	1,485	1,646	1,646

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

18.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

	September 30,
	2011	2010
ASSETS
Cash and due from banks	$3,196	$2,359
Investment securities available for sale	—	9,821
Investment in subsidiary	158,065	159,547
Other assets	2,476	2,104

TOTAL ASSETS	$163,737	$173,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,058	$2,208
Stockholders’ equity	161,679	171,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,737	$173,831

	Year Ended September 30,
	2011	2010	2009
INCOME
Interest income	$473	$765	$1,659
Net gains on sale of investments	99	55	30
Dividends	10,000	—	—
Other	—	1	7

Total income	10,572	821	1,696

EXPENSES
Professional fees	303	323	293
Other	63	77	82

Total expenses	366	400	375

Income before income tax expense	10,206	421	1,321
Income tax expense	94	386	522

Income before equity in undistributed net earnings of subsidiary	10,112	35	799
Equity in undistributed net earnings of subsidiary	(4,854)	4,477	5,757

NET INCOME	$5,258	$4,512	$6,556

18.	PARENT COMPANY (Continued)

	September 30,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$5,258	$4,512	$6,556
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	4,854	(4,477)	(5,757)
Net gain on sale of investments	(99)	(55)	(30)
Increase in accrued income taxes	56	92	419
Decrease in accrued interest receivable	117	58	801
Deferred federal income taxes	(91)	408	353
Other, net	186	266	657

Net cash provided by operating activities	10,281	804	2,999

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	—	1,500	1,500
Purchase of certificates of deposit	—	—	(2,926)
Purchase of investment securities available for sale	—	—	(21,881)
Proceeds from principal repayments, maturities and sales	9,788	9,184	55,927

Net cash provided by investing activities	9,788	10,684	32,620

FINANCING ACTIVITIES
Purchase of treasury stock shares	(16,917)	(17,000)	(25,938)
Dividends on common stock	(2,315)	(2,577)	(2,397)

Net cash used for financing activities	(19,232)	(19,577)	(28,335)

Increase (decrease) in cash	837	(8,089)	7,284
CASH AT BEGINNING OF YEAR	2,359	10,448	3,164

CASH AT END OF YEAR	$3,196	$2,359	$10,448

19.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2010	2011	2011	2011
Total interest income	$11,844	$11,887	$11,842	$11,603
Total interest expense	4,714	4,545	4,482	4,539

Net interest income	7,130	7,342	7,360	7,064
Provision for loan losses	480	650	475	450

Net interest income after provision for loan losses	6,650	6,692	6,885	6,614
Total noninterest income	1,301	1,323	1,459	2,208
Total noninterest expense	6,604	6,455	6,567	6,385

Income before income taxes	1,347	1,560	1,777	2,437
Income taxes	335	345	536	647

Net income	$1,012	$1,215	$1,241	$1,790

Per share data:
Net income
Basic	$0.09	$0.10	$0.11	$0.16
Diluted	$0.09	$0.10	$0.11	$0.16
Average shares outstanding
Basic	11,857,337	11,676,190	11,350,620	11,009,812
Diluted	11,860,210	11,685,880	11,350,620	11,009,812

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010
Total interest income	$12,662	$12,408	$12,111	$12,076
Total interest expense	5,379	5,204	5,440	5,283

Net interest income	7,283	7,204	6,671	6,793
Provision for loan losses	500	650	500	525

Net interest income after provision for loan losses	6,783	6,554	6,171	6,268
Total noninterest income	1,456	1,607	1,619	2,026
Total noninterest expense	7,231	6,045	6,335	6,517

Income before income taxes	1,008	2,116	1,455	1,777
Income taxes	214	513	387	730

Net income	$794	$1,603	$1,068	$1,047

Per share data:
Net income
Basic	$0.06	$0.12	$0.09	$0.09
Diluted	$0.06	$0.12	$0.09	$0.09
Average shares outstanding
Basic	13,076,894	12,880,729	12,520,193	12,166,642
Diluted	13,076,894	12,880,729	12,520,193	12,166,642

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: December 14, 2011	By:	/s/ Gary S. Olson
Gary S. Olson
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Gary S. Olson Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2011

/s/ Allan A. Muto Allan A. Muto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2011

/s/ John E. Burrus John E. Burrus	Director	December 14, 2011

/s/ William P. Douglass William P. Douglass	Director	December 14, 2011

/s/ Daniel J. Henning Daniel J. Henning	Director	December 14, 2011

/s/ Frederick E. Kutteroff Frederick E. Kutteroff	Director	December 14, 2011

/s/ Robert C. Selig, Jr. Robert C. Selig, Jr.	Director	December 14, 2011

/s/ John S. Schoonover, Jr. John S. Schoonover, Jr.	Director	December 14, 2011

/s/ William A. Viechnicki William A. Viechnicki, D.D.S.	Director	December 14, 2011

/s/ Elizabeth B. Weekes Elizabeth B. Weekes	Director	December 14, 2011

/s/ Brian T. Regan Brian T. Regan	Director	December 14, 2011