Form 10-Q
period 2011-12-31
ESSA Bancorp, Inc.
filed 2012-02-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

As of February 6, 2012 there were 12,109,622 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2011	September 30, 2011
	(dollars in thousands)
Cash and due from banks	$9,087	$9,801
Interest-bearing deposits with other institutions	19,977	31,893

Total cash and cash equivalents	29,064	41,694
Investment securities available for sale, at fair value	254,746	245,393
Loans receivable (net of allowance for loan losses of $8,393 and $8,170)	742,100	738,619
Federal Home Loan Bank stock, at cost	16,038	16,882
Premises and equipment, net	11,470	11,494
Bank-owned life insurance	23,454	23,256
Foreclosed real estate	2,103	2,356
Intangible assets, net	1,744	1,825
Goodwill	40	40
Other assets	16,312	15,921

TOTAL ASSETS	$1,097,071	$1,097,480

LIABILITIES
Deposits	$640,344	$637,924
Short-term borrowings	10,000	4,000
Other borrowings	273,410	284,410
Advances by borrowers for taxes and insurance	3,728	1,381
Other liabilities	8,072	8,086

TOTAL LIABILITIES	935,554	935,801

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 12,109,622 outstanding at December 31, 2011 and September 30, 2011)	170	170
Additional paid in capital	167,300	166,758
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(11,325)	(11,438)
Retained earnings	67,555	67,215
Treasury stock, at cost; 4,871,278 shares at December 31, 2011 and September 30, 2011	(61,612)	(61,612)
Accumulated other comprehensive (loss)/income	(571)	586

TOTAL STOCKHOLDERS’ EQUITY	161,517	161,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,097,071	$1,097,480

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2011	2010
	(dollars in thousands)
INTEREST INCOME
Loans receivable, including fees	$9,341	$9,844
Investment securities:
Taxable	1,638	1,922
Exempt from federal income tax	48	78
Other investment income	2	—

Total interest income	11,029	11,844

INTEREST EXPENSE
Deposits	1,911	1,696
Short-term borrowings	5	22
Other borrowings	2,405	2,996

Total interest expense	4,321	4,714

NET INTEREST INCOME	6,708	7,130
Provision for loan losses	500	480

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,208	6,650

NONINTEREST INCOME
Service fees on deposit accounts	727	762
Services charges and fees on loans	184	210
Trust and investment fees	215	211
Gain on sale of loans, net	—	3
Earnings on bank-owned life insurance	198	137
Insurance commissions	191	—
Other	9	12

Total noninterest income	1,524	1,335

NONINTEREST EXPENSE
Compensation and employee benefits	3,936	3,880
Occupancy and equipment	756	777
Professional fees	490	429
Data processing	482	449
Advertising	86	186
Federal Deposit Insurance Corporation (FDIC) premiums	162	184
Loss on foreclosed real estate, net	67	106
Amortization of intangible assets	81	—
Other	602	627

Total noninterest expense	6,662	6,638

Income before income taxes	1,070	1,347
Income taxes	184	335

NET INCOME	$886	$1,012

Earnings per share
Basic	$0.08	$0.09
Diluted	$0.08	$0.09
Dividends per share	$0.05	$0.05

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Income/(Loss)	Stockholders’ Equity
	(Dollars in thousands)
Balance, September 30, 2011	12,109,622	$170	$166,758	$(11,438)	$67,215	$(61,612)	$586	$161,679

Net income					886			886
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income tax benefit of $636							(1,235)	(1,235)
Change in unrecognized pension cost, net of income taxes of $41							78	78
Cash dividends declared ($.05 per share)					(546)			(546)
Stock based compensation			534					534
Allocation of ESOP stock			8	113				121

Balance, December 31, 2011	12,109,622	$170	$167,300	$(11,325)	$67,555	$(61,612)	$(571)	$161,517

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$886	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	480
Provision for depreciation and amortization.	240	292
Amortization of discounts and premiums, net	423	379
Gain on sale of loans, net	—	(3)
Origination of mortgage loans sold	—	(97)
Proceeds from sale of mortgage loans originated for sale	—	100
Compensation expense on ESOP	121	147
Stock based compensation	534	560
Decrease in accrued interest receivable	326	328
Increase in accrued interest payable	226	135
Earnings on bank-owned life insurance	(198)	(137)
Deferred federal income taxes	510	(126)
Decrease in prepaid FDIC premiums	146	166
Loss on foreclosed real estate, net	67	106
Amortization of intangible assets	81	—
Other, net	51	(12)

Net cash provided by operating activities	3,913	3,330

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	21,253	34,940
Purchases	(32,895)	(36,687)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	—	1,353
Increase in loans receivable, net	(4,272)	(17,860)
Redemption of FHLB stock	844	1,037
Investment in limited partnership	(945)	—
Proceeds from sale of foreclosed real estate	472	—
Capital improvements to foreclosed real estate	—	(20)
Purchase of premises, equipment, and software	(221)	(142)

Net cash used for investing activities	(15,764)	(17,379)

FINANCING ACTIVITIES
Increase in deposits, net	2,420	40,860
Net increase/(decrease) in short-term borrowings	6,000	(2,863)
Proceeds from other borrowings	—	8,300
Repayment of other borrowings	(11,000)	(33,000)
Increase in advances by borrowers for taxes and insurance	2,347	1,826
Purchase of treasury shares.	—	(4,019)
Dividends on common stock	(546)	(599)

Net cash (used for)/provided by financing activities	(779)	10,505

Decrease in cash and cash equivalents	(12,630)	(3,544)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,694	10,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,064	$7,346

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$4,096	$4,579
Income taxes	—	375
Noncash items:
Transfers from loans to foreclosed real estate	286	412
Treasury stock payable	—	$(175)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months ended December 31, 2011.

	Three months ended
	December 31, 2011	December 31, 2010
Weighted-average common shares outstanding	16,980,900	16,980,900
Average treasury stock shares	(4,871,278)	(3,658,950)
Average unearned ESOP shares	(1,125,979)	(1,171,255)
Average unearned non-vested shares	(176,045)	(293,358)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,807,598	11,857,337

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	2,873

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,807,598	11,860,210

At December 31, 2011 and 2010 there were options to purchase 1,458,379 and 317,910 shares, respectively, of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At December 31, 2011 and 2010 there were 165,958 and 283,264 shares, respectively, of nonvested stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

4.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended December 31
	2011	2010

Net income	$886	$1,012

Unrealized loss on securities available for sale	(1,871)	(4,253)
Change in unrecognized pension cost	119	103

Other comprehensive loss before tax	(1,752)	(4,150)
Income tax benefit related to comprehensive loss	(595)	(1,411)

Other comprehensive loss	(1,157)	(2,739)

Comprehensive loss	$(271)	$(1,727)

5.	Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the necessary disclosures in Note 8, herein.

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The

amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

6.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$120,276	$3,469	$(15)	$123,730
Freddie Mac	46,549	1,638	(7)	48,180
Governmental National Mortgage Association	35,817	789	(62)	36,544

Total mortgage-backed securities	202,642	5,896	(84)	208,454
Obligations of states and political subdivisions	19,584	865	(47)	20,402
U.S. government agency securities	19,710	228	(6)	19,932
Corporate obligations	6,084	39	(185)	5,938

Total debt securities	248,020	7,028	(322)	254,726
Equity securities - financial services	12	8	—	20

Total	$248,032	$7,036	$(322)	$254,746

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$118,945	$4,618	$(11)	$123,552
Freddie Mac	47,449	2,207	—	49,656
Governmental National Mortgage Association	30,247	802	(48)	31,001

Total mortgage-backed securities	196,641	7,627	(59)	204,209
Obligations of states and political subdivisions	13,760	789	(50)	14,499
U.S. government agency securities	21,797	289	(3)	22,083
Corporate obligations	4,598	26	(40)	4,584

Total debt securities	236,796	8,731	(152)	245,375
Equity securities - financial services	11	7	—	18

Total	$236,807	$8,738	$(152)	$245,393

The amortized cost and fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$4,146	$4,169
Due after one year through five years	14,980	15,080
Due after five years through ten years	55,077	56,313
Due after ten years	173,817	179,164

Total	$248,020	$254,726

The Company did not sell any investment securities during the three months ended December 31, 2011.

7.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	3	$4,882	$(15)	$—	$—	$4,882	$(15)
Freddie Mac	1	1,820	(7)	—	—	1,820	(7)
Governmental National Mortgage Association	5	4,869	(27)	4,325	(35)	9,194	(62)
Obligations of states and political subdivisions	2	1,482	(12)	904	(35)	2,386	(47)
U.S. government agency securities	3	4,049	(6)	—	—	4,049	(6)
Corporate obligations	5	2,315	(185)	—	—	2,315	(185)

Total	19	$19,417	$(252)	$5,229	$(70)	$24,646	$(322)

	September 30, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	3	$5,156	$(11)	$—	$—	$5,156	$(11)
Governmental National Mortgage Association	4	2,723	(11)	4,440	(37)	7,163	(48)
Obligations of states and political subdivisions	2	1,403	(50)	—	—	1,403	(50)
U.S. government agency securities	2	3,045	(3)	—	—	3,045	(3)
Corporate obligations	3	1,460	(40)	—	—	1,460	(40)

Total	14	$13,787	$(115)	$4,440	$(37)	$18,227	$(152)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at December 31, 2011, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2011	September 30, 2011
Real Estate Loans:
Residential	$591,443	$583,599
Construction	1,164	691
Commercial	102,141	105,231
Commercial	13,925	14,766
Home equity loans and lines of credit	39,735	40,484
Other	2,085	2,018

	750,493	746,789
Less allowance for loan losses	8,393	8,170

Net loans	$742,100	$738,619

	Real Estate Loans			Commercial Loans	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
December 31, 2011
Total Loans	$591,443	$1,164	$102,141	$13,925	$39,735	$2,085	$750,493

Individually evaluated for impairment	5,363	—	13,606	366	263	58	19,656
Collectively evaluated for impairment	586,080	1,164	88,535	13,559	39,472	2,027	730,837

	Real Estate Loans			Commercial Loans	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
September 30, 2011
Total Loans	$583,599	$691	$105,231	$14,766	$40,484	$2,018	$746,789

Individually evaluated for impairment	5,441	—	11,916	490	314	58	18,219
Collectively evaluated for impairment	578,158	691	93,315	14,276	40,170	1,960	728,570

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no specific allowance recorded:
Real Estate Loans
Residential	$2,612	$2,614	$—	$3,003	$—
Construction	—	—	—	—	—
Commercial	10,932	10,972	—	10,016	8
Commercial	136	136	—	204	2
Home equity loans and lines of credit	126	126	—	163	—
Other	58	58	—	58	—

Total	13,864	13,906	—	13,444	10

With an allowance recorded:
Real Estate Loans
Residential	2,751	2,755	520	2,427	—
Construction	—	—	—	—	—
Commercial	2,674	2,679	768	2,417	26
Commercial	230	229	103	118	2
Home equity loans and lines of credit	137	137	67	138	—
Other	—	—	—	—	—

Total	5,792	5,800	1,458	5,100	28

Total:
Real Estate Loans
Residential	5,363	5,369	520	5,430	—
Construction	—	—	—	—	—
Commercial	13,606	13,651	768	12,433	34
Commercial	366	365	103	322	4
Home equity loans and lines of credit	263	263	67	301	—
Other	58	58	—	58	—

Total Impaired Loans	$19,656	$19,706	$1,458	$18,544	$38

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no specific allowance recorded:
Real Estate Loans
Residential	$2,623	$2,621	$—	$3,397	$—
Construction	—	—	—	—	—
Commercial	9,557	9,501	—	3,375	41
Commercial	225	220	—	123	5
Home equity loans and lines of credit	126	126	—	95	—
Other	58	58	—	58	—

Total	12,589	12,526	—	7,048	46

With an allowance recorded:
Real Estate Loans
Residential	2,818	2,811	475	2,257	—
Construction	—	—	—	—	—
Commercial	2,359	2,297	466	1,279	60
Commercial	265	263	101	36	3
Home equity loans and lines of credit	188	188	118	98	—
Other	—	—	—	—	—

Total	5,630	5,559	1,160	3,670	63

Total:
Real Estate Loans
Residential	5,441	5,432	475	5,654	—
Construction	—	—	—	—	—
Commercial	11,916	11,798	466	4,654	101
Commercial	490	483	101	159	8
Home equity loans and lines of credit	314	314	118	193	—
Other	58	58	—	58	—

Total Impaired Loans	$18,219	$18,085	$1,160	$10,718	$109

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2011 and September 30, 2011 (in thousands):

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	88,302	—	13,071	768	102,141
Commercial	13,559	—	263	103	13,925

Total	$101,861	$—	$13,334	$871	$116,066

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	91,083	—	13,682	466	105,231
Commercial	13,781	48	806	131	14,766

Total	$104,864	$48	$14,488	$597	$119,997

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing.

	Performing	Non-performing	Total
December 31, 2011
Real estate loans:
Residential	$581,952	$9,491	$591,443
Construction	1,164	—	1,164
Home Equity loans and lines of credit	39,315	420	39,735
Other	2,027	58	2,085

Total	$624,458	$9,969	$634,427

	Performing	Non-performing	Total
September 30, 2011
Real estate loans:
Residential	$576,745	$6,854	$583,599
Construction	691	—	691
Home Equity loans and lines of credit	40,236	248	40,484
Other	1,957	61	2,018

Total	$619,629	$7,163	$626,792

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2011 and September 30, 2011 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2011
Real estate loans
Residential	$578,150	$2,559	$1,243	$—	$9,491	$13,293	$591,443
Construction	1,164	—	—	—	—	—	1,164
Commercial	97,599	586	318	—	3,638	4,542	102,141
Commercial	13,772	—	—	—	153	153	13,925
Home equity loans and lines of credit	38,963	237	115	—	420	772	39,735
Other	2,000	21	6	—	58	85	2,085

Total	$731,648	$3,403	$1,682	$—	$13,760	$18,845	$750,493

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2011
Real estate loans
Residential	$573,229	$2,588	$928	$—	$6,854	$10,370	$583,599
Construction	691	—	—	—	—	—	691
Commercial	101,307	422	—	—	3,502	3,924	105,231
Commercial	14,459	—	1	—	306	307	14,766
Home equity loans and lines of credit	39,952	97	187	—	248	532	40,484
Other	1,950	5	2	—	61	68	2,018

Total	$731,588	$3,112	$1,118	$—	$10,971	$15,201	$746,789

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2011 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, have periodically reviewed our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2011 (in thousands):

	Real Estate Loans			Commercial	Home Equity Loans and Lines of	Other
	Residential	Construction	Commercial	Loans	Credit	Loans	Unallocated	Total
ALL balance at September 30, 2011	$5,220	$8	$1,329	$500	$622	$80	$411	$8,170
Charge-offs	(180)	—	—	—	(114)	(3)	—	(297)
Recoveries	—	—	—	20	—	—	—	20
Provision	522	—	193	(13)	17	58	(277)	500

ALL balance at December 31, 2011	$5,562	$8	$1,522	$507	$525	$135	$134	$8,393

Individually evaluated for impairment	520	—	768	103	67	—	—	1,458
Collectively evaluated for impairment	5,042	8	754	404	458	135	134	6,935

ALL balance at December 31, 2011	$5,562	$8	$1,522	$507	$525	$135	$134	$8,393

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial and home equity loans and lines of credit segments for the nine month period ending December 31, 2011 due to increased charge off activity in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Balance, beginning of period	$8,170	$7,448
Add
Provision charged to operations	500	480
Loan recoveries	20	48

	8,690	7,976
Less loans charged off	(297)	(238)

Balance, end of period	$8,393	$7,738

The following is a summary of troubled debt restructuring granted during the past three months.

	For the Three Months Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$320	$320
Construction	—	—	—
Commercial	5	1,614	1,614
Commercial	3	216	217
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	9	$2,150	$2,151

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification.

	For the Twelve Months Ended December 31, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$609
Construction	—	—
Commercial	—	—
Commercial	—	—
Home equity loans and lines of credit	1	80
Other	—	—

Total	4	$689

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2011	September 30, 2011
Non-interest bearing demand accounts	$30,843	$33,296
NOW accounts	61,387	65,074
Money market accounts	110,362	114,617
Savings and club accounts	73,536	73,058
Certificates of deposit	364,216	351,879

Total	$640,344	$637,924

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2011 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2011	2010

Service Cost	$149	$133
Interest Cost	178	174
Expected return on plan assets	(203)	(192)
Amortization of prior service cost	—	2
Amortization of unrecognized loss	119	101

Net periodic benefit cost	$243	$218

The Bank plans to contribute $400,000 to its pension plan in May 2012.

11.	Equity Incentive Plan

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

For the three months ended December 31, 2011 and 2010, the Company recorded $534,000 and $560,000 of share-based compensation expense, respectively, comprised of stock option expense of $172,000 and restricted stock expense of $362,000 for the December 31, 2011 period and stock option expense of $190,000 and restricted stock expense of $370,000 for the December 31, 2010 period. Expected future expense relating to the 577,351 non-vested options outstanding as of December 31, 2011, is $973,000 over the remaining vesting period of 1.42 years. Expected future compensation expense relating to the 234,425 restricted shares at December 31, 2011, is $2.1 million over the remaining vesting period of 1.42 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended December 31, 2011.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2011	1,458,379	$12.35	6.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, December 31, 2011	1,458,379	$12.35	6.42	$—

Exercisable at December 31, 2011	881,027	$12.35	6.42	$—

The weighted-average grant date fair value of the Company’s non-vested options as of December 31, 2011 and 2010 was $2.38.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2011, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2011	234,425	$12.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2011	234,425	$12.35

12.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of December 31, 2011 and September 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurement at December 31, 2011
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2011
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$208,454	$—	$208,454
Obligations of states and political subdivisions	—	20,402	—	20,402
U.S. government agencies	—	19,932	—	19,932
Corporate obligations	—	5,938	—	5,938
Equity securities (financial services)	20	—	—	20

Total debt and equity securities	$20	$254,726	$—	$254,746
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,103	$2,103
Impaired loans measured on a non-recurring basis	$—	$—	$18,198	$18,198
Mortgage servicing rights measured on a non-recurring basis	$—	$—	$208	$208

Fair Value Measurement at September 30, 2011
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2011
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$204,209	$—	$204,209
Obligations of states and political subdivisions	—	14,499	—	14,499
U.S. government agencies	—	22,083	—	22,083
Corporate obligations	—	4,584	—	4,584
Equity securities (financial services)	18	—	—	18

Total debt and equity securities	$18	$245,375	$—	$245,393
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,356	$2,356
Impaired loans measured on a non-recurring basis	$—	$—	$17,059	$17,059
Mortgage servicing rights measured on a non-recurring basis	$—	$—	$248	$248

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2011, 92 impaired loans with a carrying value of $19.7 million were reduced by specific valuation allowance totaling $1.5 million resulting in a net fair value of $18.2 million based on Level 3 inputs.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	December 31, 2011		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$29,064	$29,064	$41,694	$41,694
Investment securities available for sale	254,746	254,746	245,393	245,393
Loans receivable, net	742,100	771,956	738,619	773,142
Accrued interest receivable	3,867	3,867	4,193	4,193
FHLB stock	16,038	16,038	16,882	16,882
Mortgage servicing rights	208	208	248	248
Bank owned life insurance	23,454	23,454	23,256	23,256

Financial liabilities:
Deposits	$640,344	$641,326	$637,924	$647,090
Short-term borrowings	10,000	10,000	4,000	4,000
Other borrowings	273,410	284,504	284,410	296,324
Advances by borrowers for taxes and insurance	3,728	3,728	1,381	1,381
Accrued interest payable	1,711	1,711	1,485	1,485

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

Investment and Mortgage-Backed Securities Available for Sale and FHLB Stock

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

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Total Assets. Total assets decreased by $409,000, or 0.04%, to $1,097.1 million at December 31, 2011 from $1,097.5 million at September 30, 2011. This decrease was primarily due to decreases in interest-bearing deposits with other institutions offset, in part, by increases in investment securities available for sale and net loans receivable.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $11.9 million, or 37.4%, to $20.0 million at December 31, 2011 from $31.9 million at September 30, 2011. This decrease was primarily the result of the increase in purchases of investment securities available for sale along with increased loan growth at December 31, 2011 from September 30, 2011.

Net Loans. Net loans increased $3.5 million, or 0.5%, to $742.1 million at December 31, 2011 from $738.6 million at September 30, 2011. The increase in net loans receivable was primarily attributed to an increase in residential real estate loans. During this period, residential real estate loans outstanding increased by $7.8 million to $591.4 million. Construction loans increased $473,000 to $1.2 million and other loans increased $67,000 to $2.1 million. These increases were partially offset by decreases in commercial loans outstanding of $841,000 to $13.9 million, commercial real estate loans outstanding of $3.1 million to $102.1 million and home equity loans and lines of credit outstanding of $749,000 to $39.7 million.

Investment Securities Available for Sale. Investment securities available for sale increased $9.4 million, or 3.8%, to $254.8 million at December 31, 2011 from $245.4 million at September 30, 2011. The increase was due primarily to increases in the Company’s municipal bond portfolio of $5.9 million and in its mortgage-backed securities portfolio of $4.2 million.

Deposits. Deposits increased $2.4 million, or 0.4%, to $640.3 million at December 31, 2011 from $637.9 million at September 30, 2011. At December 31, 2011 compared to September 30, 2011, certificate of deposit accounts increased $12.3 million to $364.2 million and savings and club accounts increased $478,000 to $73.5 million. These increases were offset in part during the same period by decreases in NOW accounts of $3.7 million to $61.4 million, non-interest bearing demand account of $2.5 million to $30.8 million, and money market accounts of $4.3 million to $110.4 million. Included in the certificates of deposit at December 31, 2011 was an increase in brokered certificates of $5.4 million to $126.3 million. The increase in brokered certificates was the result of the Company’s decision to replace maturing FHLBank Pittsburgh borrowings with lower priced brokered certificates of deposit.

Borrowed Funds. Borrowed funds decreased by $5.0 million, or 1.7%, to $283.4 million at December 31, 2011, from $288.4 million at September 30, 2011. The decrease in borrowed funds was primarily due to maturities of FHLBank Pittsburgh borrowings.

Stockholders’ Equity. Stockholders’ equity decreased by $162,000, or 0.1%, to $161.5 million at December 31, 2011 from $161.7 million at September 30, 2011. This decrease was primarily the result of a decline in accumulated other comprehensive income of $1.2 million to $(571,000) at December 31, 2011 from $586,000 at September 30, 2011. This decrease was partially offset by net income of $886,000.

Average Balance Sheets for the Three Months Ended December 31, 2011 and 2010

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$748,215	$9,341	4.95%	$739,735	$9,844	5.28%
Investment securities
Taxable (2)	36,771	232	2.50%	50,509	208	1.63%
Exempt from federal income tax (2) (3)	7,743	48	3.80%	6,840	78	6.85%

Total investment securities	44,514	280	2.73%	57,349	286	2.26%
Mortgage-backed securities	206,380	1,406	2.70%	202,637	1,714	3.36%
Federal Home Loan Bank stock	16,283	—	0.00%	20,002	—	0.00%
Other	21,783	2	0.04%	1,609	—	0.00%

Total interest-earning assets	1,037,175	11,029	4.23%	1,021,332	11,844	4.62%
Allowance for loan losses	(8,257)			(7,628)
Noninterest-earning assets	62,838			54,552

Total assets	$1,091,756			$1,068,256

Interest-bearing liabilities:
NOW accounts	$58,932	4	0.03%	$58,185	6	0.04%
Money market accounts	112,827	80	0.28%	117,685	166	0.56%
Savings and club accounts	70,968	24	0.13%	66,504	42	0.25%
Certificates of deposit	353,897	1,803	2.02%	284,905	1,482	2.06%
Borrowed funds	290,416	2,410	3.29%	330,377	3,018	3.62%

Total interest-bearing liabilities	$887,040	$4,321	1.93%	$857,656	$4,714	2.18%
Non-interest bearing NOW accounts	32,242			29,230
Noninterest-bearing liabilities	10,594			10,162

Total liabilities	929,876			897,048
Equity	161,880			171,208

Total liabilities and equity	$1,091,756			$1,068,256

Net interest income		$6,708			$7,130

Interest rate spread			2.30%			2.44%
Net interest-earning assets	$150,135			$163,676

Net interest margin (4)			2.57%			2.77%
Average interest-earning assets to average interest-bearing liabilities		116.93%			119.08%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and December 31, 2010

Net Income. Net income decreased $126,000, or 12.5%, to $886,000 for the three months ended December 31, 2011 compared to net income of $1.0 million for the comparable period in 2010. Net income for the three months ending December 31, 2011 decreased primarily due to a decrease in net interest income offset, in part, by an increase in noninterest income.

Net Interest Income. Net interest income decreased $422,000 or 5.9%, to $6.7 million for the three months ended December 31, 2011 from $7.1 million for the comparable period in 2010. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.30% for the three months ended December 31, 2011, from 2.44% for the comparable period in 2010, and a decrease of $13.5 million in the Company’s average net earnings assets.

Interest Income. Interest income decreased $815,000 or 6.9%, to $11.0 million for the three months ended December 31, 2011 from $11.8 million for the comparable 2010 period. The decrease resulted primarily from a 39 basis point decrease in average yield on interest earning assets partially offset by a $15.8 million increase in average interest-earning assets. The average yield on interest earning assets was 4.23% for the three months ended December 31, 2011, as compared to 4.62% for the comparable 2010 period as the Company’s interest earning assets continued to re-price downward throughout the period. Loans increased on average $8.5 million between the two periods along with increases in the average balance of mortgage backed securities of $3.7 million. In addition, average other investments increased $20.2 million. These increases were offset in part by decreases in the average balances of total investment securities of $12.8 million and average Federal Home Loan Bank stock of $3.7 million. The primary reason for the increase in mortgage backed securities was the partial reinvestment of borrowing proceeds, deposit proceeds and maturing investment securities into these assets. Average FHLBank Pittsburgh stock declined $3.7 million as a result of repurchases by the FHLB of stock. The increase in other interest earning assets was primarily due to an increase in the average balance of cash held at FHLBank Pittsburgh.

Interest Expense. Interest expense decreased $393,000 or 8.3%, to $4.3 million for the three months ended December 31, 2011 from $4.7 million for the comparable 2010 period. The decrease resulted from a 25 basis point decrease in the overall cost of interest bearing liabilities to 1.93% for the three months ended December 31, 2011 from 2.18% for the comparable 2010 period, partially offset by a $29.4 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $69.3 million and average borrowed funds decreased $40.0 million. Average interest bearing deposits increased primarily as a result of a $69.0 million increase in average certificates of deposit. Borrowed funds decreased primarily due to maturities of FHLBank Pittsburgh borrowings. Average certificates of deposit included an increase of $29.1 million in average brokered certificates of deposit. The Company replaced maturing FHLBank Pittsburgh borrowings with brokered certificates because they were a cheaper funding source.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $500,000 for the three months ended December 31, 2011 as compared to $480,000 for the three months ended December 31, 2010. The allowance for loan losses was $8.4 million, or 1.12% of loans outstanding, at December 31, 2011, compared to $8.2 million, or 1.09% of loans outstanding at September 30, 2010.

Non-interest Income. Non-interest income increased $189,000 or 14.2% to $1.5 million for the three months ended December 31, 2011 from $1.3 million for the comparable period in 2010. The primary reasons for the increase were increases in insurance commissions of $191,000 and bank-owned life insurance income of $61,000 during the 2011 period. The Company’s purchase of ESSA Advisory Services during the quarter ended June 30, 2011 is the primary reason for the increase in insurance commission income. The Company’s purchase of $7.0 million in bank-owned life insurance during the quarters ended March 31, 2011 and June 30, 2011 was the principle reason for the increase in bank-owned life insurance income for the period.

Non-interest Expense. Non-interest expense increased $24,000, or 0.4%, to $6.7 million for the three months ended December 31, 2011 from $6.6 million for the comparable period in 2010. The primary reasons for the increase were increases in compensation and employee benefits of $56,000, professional fees of $61,000 and amortization of intangible assets of $81,000. These increases were partially offset by declines in advertising of $100,000, loss on foreclosed real estate of $39,000, and other expense of $25,000. Amortization of intangible assets increased due to the purchase of ESSA Advisory Services in the third quarter of 2011. Professional fees increased primarily due to expenses of $149,000 related to the previously announced proposed merger between the Company and First Star Bancorp, Inc.

Income Taxes. Income tax expense decreased $151,000 to $184,000 for the three months ended December 31, 2011 from $335,000 for the comparable 2010 period. The decrease was primarily a result of the decrease in income before taxes of $277,000 for the three months ended December 31, 2011. The effective tax rate was 17.2% for the three months ended December 31, 2011, compared to 24.9% for the 2010 period. The decrease in the effective tax rate was primarily due to the increase in the portion of pre-tax income derived from non-taxable loan and investment income for the three months ended December 31, 2011 compared to the 2010 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	December 31, 2011	September 30, 2011

Non-performing assets:
Non-accruing loans	$13,760	$10,971
Troubled debt restructures	527	529

Total non-performing loans	14,287	11,500
Foreclosed real estate	2,103	2,356

Total non-performing assets	$16,390	$13,856

Ratio of non-performing loans to total loans	1.90%	1.54%
Ratio of non-performing loans to total assets	1.30%	1.05%
Ratio of non-performing assets to total assets	1.49%	1.26%
Ratio of allowance for loan losses to total loans	1.12%	1.09%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $2.5 million to $16.4 million at December 31, 2011 from $13.9 million at September 30, 2011. Non-performing loans increased $2.8 million to $14.3 million at December 31, 2011 from $11.5 million at September 30, 2011. The $13.8 million of non-accruing loans included 55 residential loans with an aggregate outstanding balance of $9.5 million that were past due 90 or more days at December 31, 2011, 25 commercial and commercial real estate loans with aggregate outstanding balances of $3.8 million and 16 consumer loans with aggregate balances of $405,000. Within the residential loan balance, are $1.1 million of loans less than 90 days past due. In the quarter ended December 31, 2011, the Company identified five residential loans which although paying as agreed, have a high probability of default. Foreclosed real estate decreased $253,000 to $2.1 million at December 31, 2011 from $2.4 million at September 30, 2011. Foreclosed real estate consists of 22 residential properties and one commercial building lot.

At December 31, 2011 the principal balance of troubled debt restructures was $12.1 million as compared to $7.0 million at September 30, 2011. Of the $12.1 million of troubled debt restructures at December 31, 2011, $6.3 million are performing loans and $5.8 million are non-accrual loans. An additional $527,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 63 loans that comprise our troubled debt restructures at December 31, 2011, no loans were granted a rate concession at a below market interest rate. Three loans with balances totaling $866,000 were granted market rate and terms concessions and 60 loans with balances totaling $11.2 million were granted terms concessions.

As of December 31, 2011, troubled debt restructures were comprised of 28 residential loans totaling $5.4 million, 28 commercial and commercial real estate loans totaling $6.4 million, and seven consumer (Home equity loans, home equity lines and credit, and other) totaling $307,000.

For the three month period ended December 31, 2011, two loans totaling $405,000 were removed from TDR status. One loan for $327,000 had completed 12 timely payments, and one loan for $78,000 was paid off.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended December 31, 2011, we modified 193 loans ($26.5 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, there were 13 such loans in the three months ended December 31, 2011 with an aggregate balance of approximately $6.5 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2011, $29.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $4.2 million at December 31, 2011. As of December 31, 2011, we had $223.4 million in borrowings outstanding from FHLBank Pittsburgh and $60.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $286.3 million.

At December 31, 2011, we had $43.7 million in loan commitments outstanding, which included, in part, $7.6 million in undisbursed construction loans, $23.4 million in unused home equity lines of credit, $4.3 million in commercial lines of credit and $5.6 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of December 31, 2011 totaled $123.5 million, or 33.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $4.0 million and $3.3 million for the three months ended December 31, 2011 and 2010, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $15.8 million and $17.4 million for the three months ended December 31, 2011 and 2010, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash (used) provided of $(779,000) and $10.5 million for the three months ended December 31, 2011 and 2010, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At December 31, 2011 the Company had a $2.8 million valuation allowance established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first three months of fiscal 2012, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2011.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2011.

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

There were no significant changes made in the Company’s internal controls over financial reporting (as defined by Rule 13a–15(f) under the Securities Exchange Act of 1934) or in other factors that could significantly affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this report.

Part II – Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the risk factors relating to the Company that were disclosed in response to Item 1A to part I of Form 10-K for the year ended September 30, 2011, the following additional risk factor exists relating to the recently announced execution of a merger agreement by and among the Company and First Star Bancorp, Inc., the holding company to First Star Bank (collectively referred to herein as “First Star”):

The merger of the Company and First Star and the integration of the companies may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any member of banking institutions, there may also be business disruptions that cause the Company to lose customers or cause customers to withdraw their deposits from the Company’s banking subsidiaries. The success of the combined company following the merger may depend in large part on the ability to integrate the two business models and cultures. If we are not able to integrate the Company’s and First Star’s operations successfully and in a timely manner, the expected benefits of the merger may not be realized.

The Company may fail to realize the cost savings estimated for the merger. The Company estimates that it will achieve cost savings from the merger when the two companies have been fully integrated, while the Company continues to be comfortable with these expectations, it is possible that the estimates of the potential cost savings could turn out to be incorrect. The cost savings estimates also assume the ability to combine the businesses of the company and First Star in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or the company is not able to successfully combine the two companies the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(1)	None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail(1)

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: February 9, 2012	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 9, 2012	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer