Form 10-Q
period 2012-03-31
ESSA Bancorp, Inc.
filed 2012-05-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012 there were 12,109,622 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2012	September 30, 2011
	(dollars in thousands)
Cash and due from banks	$6,432	$9,801
Interest-bearing deposits with other institutions	16,633	31,893

Total cash and cash equivalents	23,065	41,694
Investment securities available for sale, at fair value	277,576	245,393
Loans receivable (net of allowance for loan losses of $8,098 and $8,170)	741,617	738,619
Federal Home Loan Bank stock, at cost	15,236	16,882
Premises and equipment, net	11,384	11,494
Bank-owned life insurance	23,650	23,256
Foreclosed real estate	1,914	2,356
Intangible assets, net	1,663	1,825
Goodwill	40	40
Other assets	18,059	15,921

TOTAL ASSETS	$1,114,204	$1,097,480

LIABILITIES
Deposits	$675,870	$637,924
Short-term borrowings	10,000	4,000
Other borrowings	252,910	284,410
Advances by borrowers for taxes and insurance	5,209	1,381
Other liabilities	8,185	8,086

TOTAL LIABILITIES	952,174	935,801

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 12,109,622 outstanding at March 31, 2012 and September 30, 2011)	170	170
Additional paid in capital	167,831	166,758
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(11,212)	(11,438)
Retained earnings	67,664	67,215
Treasury stock, at cost; 4,871,278 shares at March 31, 2012 and September 30, 2011	(61,612)	(61,612)
Accumulated other comprehensive (loss)/income	(811)	586

TOTAL STOCKHOLDERS’ EQUITY	162,030	161,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,114,204	$1,097,480

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$9,145	$9,795	$18,486	$19,639
Investment securities:
Taxable	1,628	2,016	3,266	3,938
Exempt from federal income tax	55	75	103	153
Other investment income	6	1	8	1

Total interest income	10,834	11,887	21,863	23,731

INTEREST EXPENSE
Deposits	1,836	1,795	3,747	3,491
Short-term borrowings	6	23	11	45
Other borrowings	2,221	2,727	4,626	5,723

Total interest expense	4,063	4,545	8,384	9,259

NET INTEREST INCOME	6,771	7,342	13,479	14,472
Provision for loan losses	650	650	1,150	1,130

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,121	6,692	12,329	13,342

NONINTEREST INCOME
Service fees on deposit accounts	661	729	1,388	1,491
Services charges and fees on loans	200	145	384	355
Trust and investment fees	207	195	422	406
Gain on sale of investments, net	147	115	147	115
Gain on sale of loans, net	8	—	8	3
Earnings on Bank-owned life insurance	196	131	394	268
Insurance commissions	195	—	386	—
Other	9	8	18	20

Total noninterest income	1,623	1,323	3,147	2,658

NONINTEREST EXPENSE
Compensation and employee benefits	3,980	3,933	7,916	7,813
Occupancy and equipment	776	796	1,532	1,573
Professional fees	403	420	744	849
Data processing	507	481	989	930
Advertising	67	183	153	369
Federal Deposit Insurance Corporation (FDIC) premiums	167	222	329	406
(Gain)/Loss on foreclosed real estate	40	(94)	107	12
Merger related costs	227	—	376	—
Amortization of intangible assets	81	—	162	—
Other	626	514	1,228	1,141

Total noninterest expense	6,874	6,455	13,536	13,093

Income before income taxes	870	1,560	1,940	2,907
Income taxes	211	345	395	680

NET INCOME	$659	$1,215	$1,545	$2,227

Earnings per share
Basic	$0.06	$0.10	$0.14	$0.19
Diluted	$0.06	$0.10	$0.14	$0.19
Dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, September 30, 2011	12,109,622	$170	$166,758	$(11,438)	$67,215	$(61,612)	$586	$161,679

Net income					1,545			1,545
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income tax benefit of $801							(1,554)	(1,554)
Change in unrecognized pension cost, net of income taxes of $81							157	157
Cash dividends declared ($.10 per share)					(1,096)			(1,096)
Stock based compensation			1,065					1,065
Allocation of ESOP stock			8	226				234

Balance, March 31, 2012	12,109,622	$170	$167,831	$(11,212)	$67,664	$(61,612)	$(811)	$162,030

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2012	2011
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,545	$2,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	1,130
Provision for depreciation and amortization.	483	572
Amortization of discounts and premiums, net	812	668
Net gain on sale of investment securities	(147)	(115)
Gain on sale of loans, net	(8)	(3)
Origination of mortgage loans sold	(1,247)	(97)
Proceeds from sale of mortgage loans originated for sale	1,255	100
Compensation expense on ESOP	234	291
Stock based compensation	1,065	1,094
Decrease in accrued interest receivable	277	194
Increase in accrued interest payable	(79)	(164)
Earnings on bank-owned life insurance	(394)	(268)
Deferred federal income taxes	392	(628)
Decrease in prepaid FDIC premiums	298	372
Loss on foreclosed real estate, net	107	224
Amortization of intangible assets	162	—
Other, net	629	(434)

Net cash provided by operating activities	6,534	5,163

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	8,072	6,209
Proceeds from principal repayments and maturities	39,421	53,701
Purchases	(82,676)	(64,739)
Investment securities held to maturity:
Proceeds from sale of investment securities	—	643
Proceeds from principal repayments and maturities	—	2,174
Increase in loans receivable, net	(4,712)	(15,895)
Redemption of FHLB stock	1,646	2,021
Purchase of bank owned life insurance	—	(2,000)
Investment in limited partnership	(2,619)	—
Proceeds from sale of foreclosed real estate	879	192
Capital improvements to foreclosed real estate	—	(20)
Purchase of premises, equipment, and software	(352)	(271)

Net cash used for investing activities	(40,431)	(17,985)

FINANCING ACTIVITIES
Increase in deposits, net	37,946	91,803
Net increase/(decrease) in short-term borrowings	6,000	(14,719)
Proceeds from other borrowings	1,250	8,300
Repayment of other borrowings	(32,750)	(57,000)
Increase in advances by borrowers for taxes and insurance	3,828	2,951
Purchase of treasury shares.	—	(8,004)
Dividends on common stock	(1,096)	(1,190)

Net cash provided by financing activities	15,178	22,141

Increase (decrease) in cash and cash equivalents	(18,629)	9,319
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,694	10,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,065	$20,209

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$8,463	$9,423
Income taxes	200	1,775
Noncash items:
Transfers from loans to foreclosed real estate	513	1,508
Treasury stock payable	$—	$472

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The unaudited, consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc, Pocono Investment Company and ESSA Advisory Services, LLC. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision as a savings and loan holding company by the Federal Reserve Board. The Bank is a Pennsylvania chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton and Lehigh counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Banking Department and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2012 and 2011.

	Three months ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900	16,980,900
Average treasury stock shares	(4,871,278)	(3,870,623)	(4,871,278)	(3,763,624)
Average unearned ESOP shares	(1,114,661)	(1,159,939)	(1,120,351)	(1,165,659)
Average unearned non-vested shares	(154,357)	(274,148)	(160,244)	(278,867)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,840,604	11,676,190	10,829,027	11,772,750

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	9,690	—	6,273

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,840,604	11,685,880	10,829,027	11,779,023

At March 31, 2012 and 2011 there were options to purchase 1,458,379 and 317,910 shares, respectively, of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At March 31, 2012 and 2011 there were 134,322 and 253,960 shares, respectively, of nonvested stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

3.	Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and its subsidiaries and the methods of applying these principles conform to U.S. generally accepted accounting principles (“GAAP”) and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and related revenues and expenses for the period. Actual results could differ significantly from those estimates.

4.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011

Net income	$659	$1,215	$1,545	$2,227

Unrealized loss on securities available for sale	(336)	(385)	(2,207)	(4,638)
Realized gains included in net income	(147)	(115)	(147)	(115)
Change in unrecognized pension cost	118	103	237	206

Other comprehensive loss before tax benefit	(365)	(397)	(2,117)	(4,547)
Income tax benefit related to comprehensive loss	(125)	(135)	(720)	(1,546)

Other comprehensive loss	(240)	(262)	(1,397)	(3,001)

Comprehensive income (loss)	$419	$953	$148	$(774)

5.	Recent Accounting Pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has presented the necessary disclosures in Note 12, herein.

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

6.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$121,399	$3,236	$(23)	$124,612
Freddie Mac	49,515	1,631	(65)	51,081
Governmental National Mortgage Association	33,922	781	(36)	34,667

Total mortgage-backed securities	204,836	5,648	(124)	210,360
Obligations of states and political subdivisions	18,634	655	(43)	19,246
U.S. government agency securities	39,210	214	(73)	39,351
Corporate obligations	8,653	76	(134)	8,595

Total debt securities	271,333	6,593	(374)	277,552
Equity securities - financial services	12	12	—	24

Total	$271,345	$6,605	$(374)	$277,576

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$118,945	$4,618	$(11)	$123,552
Freddie Mac	47,449	2,207	—	49,656
Governmental National Mortgage Association	30,247	802	(48)	31,001

Total mortgage-backed securities	196,641	7,627	(59)	204,209
Obligations of states and political subdivisions	13,760	789	(50)	14,499
U.S. government agency securities	21,797	289	(3)	22,083
Corporate obligations	4,598	26	(40)	4,584

Total debt securities	236,796	8,731	(152)	245,375
Equity securities - financial services	11	7	—	18

Total	$236,807	$8,738	$(152)	$245,393

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,588	$2,607
Due after one year through five years	23,440	23,546
Due after five years through ten years	61,507	62,608
Due after ten years	183,798	188,791

Total	$271,333	$277,552

For the three and six months ended March 31, 2012, the Company realized gross gains of $147,000 and proceeds from the sale of investment securities of $8.1 million. For the three and six months ended March 31, 2011, the Company realized gross gains of $148,000 and gross losses of $33,000 and proceeds from the sale of investment securities of $6.9 million.

7.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	4	$6,648	$(23)	$—	$—	$6,648	$(23)
Freddie Mac	4	7,548	(65)	—	—	7,548	(65)
Governmental National Mortgage Association	4	4,710	(24)	1,884	(12)	6,594	(36)
Obligations of states and political subdivisions	5	2,962	(43)	—	—	2,962	(43)
U.S. government agency securities	8	14,598	(73)	—	—	14,598	(73)
Corporate obligations	8	3,931	(134)	—	—	3,931	(134)

Total	33	$40,397	$(362)	$1,884	$(12)	$42,281	$(374)

	September 30, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	3	$5,156	$(11)	$—	$—	$5,156	$(11)
Governmental National Mortgage Association	4	2,723	(11)	4,440	(37)	7,163	(48)
Obligations of states and political subdivisions	2	1,403	(50)	—	—	1,403	(50)
U.S. government agency securities	2	3,045	(3)	—	—	3,045	(3)
Corporate obligations	3	1,460	(40)	—	—	1,460	(40)

Total	14	$13,787	$(115)	$4,440	$(37)	$18,227	$(152)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at March 31, 2012, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2012	September 30, 2011
Real Estate Loans:
Residential	$590,299	$583,599
Construction	1,904	691
Commercial	79,424	79,362
Commercial	8,580	14,766
Obligations of states and political subdivisions	29,175	25,869
Home equity loans and lines of credit	38,261	40,484
Other	2,072	2,018

	749,715	746,789
Less allowance for loan losses	8,098	8,170

Net loans	$741,617	$738,619

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
March 31, 2012
Total Loans	$590,299	$1,904	$79,424	$8,580	$29,175	$38,261	$2,072	$749,715

Individually evaluated for impairment	5,902	—	12,296	355	—	208	—	18,761
Collectively evaluated for impairment	584,397	1,904	67,128	8,225	29,175	38,053	2,072	730,954

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
September 30, 2011
Total Loans	$583,599	$691	$79,362	$14,766	$25,869	$40,484	$2,018	$746,789

Individually evaluated for impairment	5,441	—	11,916	490	—	314	58	18,219
Collectively evaluated for impairment	578,158	691	67,446	14,276	25,869	40,170	1,960	728,570

We maintain a loan review system, that allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no specific allowance recorded:
Real Estate Loans
Residential	$1,974	$1,975	$—	$4,131	$—
Construction	—	—	—	—	—
Commercial	10,076	10,039	—	10,486	—
Commercial	181	181	—	202	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	195	195	—	261	—
Other	—	—	—	41	—

Total	12,426	12,390	—	15,121	—

With an allowance recorded:
Real Estate Loans
Residential	3,928	3,937	380	1,344	—
Construction	—	—	—	—	—
Commercial	2,220	2,216	713	2,147	—
Commercial	174	173	98	135	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	13	13	6	14	—
Other	—	—	—	—	—

Total	6,335	6,339	1,197	3,640	—

Total:
Real Estate Loans
Residential	5,902	5,912	380	5,475	—
Construction	—	—	—	—	—
Commercial	12,296	12,255	713	12,633	—
Commercial	355	354	98	337	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	208	208	6	275	—
Other	—	—	—	41	—

Total Impaired Loans	$18,761	$18,729	$1,197	$18,761	$—

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no specific allowance recorded:
Real Estate Loans
Residential	$2,623	$2,621	$—	$3,397	$—
Construction	—	—	—	—	—
Commercial	9,557	9,501	—	3,375	41
Commercial	225	220	—	123	5
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	126	126	—	95	—
Other	58	58	—	58	—

Total	12,589	12,526	—	7,048	46

With an allowance recorded:
Real Estate Loans
Residential	2,818	2,811	475	2,257	—
Construction	—	—	—	—	—
Commercial	2,359	2,297	466	1,279	60
Commercial	265	263	101	36	3
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	188	188	118	98	—
Other	—	—	—	—	—

Total	5,630	5,559	1,160	3,670	63

Total:
Real Estate Loans
Residential	5,441	5,432	475	5,654	—
Construction	—	—	—	—	—
Commercial	11,916	11,798	466	4,654	101
Commercial	490	483	101	159	8
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	314	314	118	193	—
Other	58	58	—	58	—

Total Impaired Loans	$18,219	$18,085	$1,160	$10,718	$109

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2012 and September 30, 2011 (in thousands):

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$66,920	$—	$11,791	$713	$79,424
Commercial	8,227	—	255	98	8,580
Obligations of states and political subdivisions	29,175	—	—	—	29,175

Total	$104,322	$—	$12,046	$811	$117,179

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$65,214	$—	$13,682	$466	$79,362
Commercial	13,781	48	806	131	14,766
Obligations of states and political subdivisions	25,869	—	—	—	25,869

Total	$104,864	$48	$14,488	$597	$119,997

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2012 and September 30, 2011 (in thousands):

	Performing	Non-performing	Total
March 31, 2012
Real estate loans:
Residential	$579,893	$10,406	$590,299
Construction	1,904	—	1,904
Home Equity loans and lines of credit	37,810	451	38,261
Other	2,072	—	2,072

Total	$621,679	$10,857	$632,536

	Performing	Non-performing	Total
September 30, 2011
Real estate loans:
Residential	$576,745	$6,854	$583,599
Construction	691	—	691
Home Equity loans and lines of credit	40,236	248	40,484
Other	1,957	61	2,018

Total	$619,629	$7,163	$626,792

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and September 30, 2011 (in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2012
Real estate loans
Residential	$578,407	$418	$1,068	$—	$10,406	$11,892	$590,299
Construction	1,904	—	—	—	—	—	1,904
Commercial	76,205	98	—	—	3,121	3,219	79,424
Commercial	8,304	—	—	—	276	276	8,580
Obligations of states and political subdivisions	29,175	—	—	—	—	—	29,175
Home equity loans and lines of credit	37,543	266	1	—	451	718	38,261
Other	2,060	5	7	—	—	12	2,072

Total	$733,598	$787	$1,076	$—	$14,254	$16,117	$749,715

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2011
Real estate loans
Residential	$573,229	$2,588	$928	$—	$6,854	$10,370	$583,599
Construction	691	—	—	—	—	—	691
Commercial	75,438	422	—	—	3,502	3,924	79,362
Commercial	14,459	—	1	—	306	307	14,766
Obligations of states and political subdivisions	25,869	—	—	—	—	—	25,869
Home equity loans and lines of credit	39,952	97	187	—	248	532	40,484
Other	1,950	5	2	—	61	68	2,018

Total	$731,588	$3,112	$1,118	$—	$10,971	$15,201	$746,789

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2012 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2012 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
ALL balance at September 30, 2011	$5,220	$8	$1,255	$500	$74	$622	$80	$411	$8,170
Charge-offs	(682)	—	(345)	—	—	(246)	(9)	—	(1,282)
Recoveries	33	—	5	20	—	—	2	—	60
Provision	1,048	—	517	(177)	7	93	62	(400)	1,150

ALL balance at March 31, 2012	$5,619	$8	$1,432	$343	$81	$469	$135	$11	$8,098

ALL balance at September 30, 2010	4,462	15	1,556	204	—	569	22	620	7,448
Charge-offs	(314)	—	—	(132)	—	(101)	—	—	(547)
Recoveries	83	—	—	1	—	14	—	—	98
Provision	811	(7)	(135)	274	—	152	2	33	1,130

ALL balance at March 31, 2011	$5,042	$8	$1,421	$347	$—	$634	$24	$653	$8,129

Individually evaluated for impairment	380	—	713	98	—	6	—	—	1,197
Collectively evaluated for impairment	5,239	8	719	245	81	463	135	11	6,901

ALL balance at March 31, 2012	$5,619	$8	$1,432	$343	$81	$469	$135	$11	$8,098

Individually evaluated for impairment	475	—	466	101	—	118	—	—	1,160
Collectively evaluated for impairment	4,745	8	789	399	74	504	80	411	7,010

ALL balance at September 30, 2011	$5,220	$8	$1,255	$500	$74	$622	$80	$411	$8,170

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial real estate, other loans and home equity loans and lines of credit segments for the six month period ending March 31, 2012 due to increased charge off activity in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the past three and six months.

	For the Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	6	$965	$879
Construction	—	—	—
Commercial	1	147	146
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	42	42
Other	—	—	—

Total	8	$1,154	$1,067

	For the Six Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	7	$1,284	$1,198
Construction	—	—	—
Commercial	6	1,761	1,745
Commercial	3	217	212
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	42	42
Other	—	—	—

Total	17	$3,304	$3,197

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification.

	For the Twelve Months Ended March 31, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$88
Construction	—	—
Commercial	2	98
Commercial	—	—
Obligations of states and political subdivisions	—	—
Home equity loans and lines of credit	1	36
Other	—	—

Total	4	$222

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2012	September 30, 2011
Non-interest bearing demand accounts	$36,348	$33,296
NOW accounts	64,074	65,074
Money market accounts	110,279	114,617
Savings and club accounts	80,283	73,058
Certificates of deposit	384,886	351,879

Total	$675,870	$637,924

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2011 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Service Cost	$150	$134	$299	$267
Interest Cost	178	175	356	349
Expected return on plan assets	(204)	(193)	(407)	(385)
Amortization of prior service cost	—	2	—	4
Amortization of unrecognized loss	118	101	237	202

Net periodic benefit cost	$242	$219	$485	$437

The Bank plans to contribute $400,000 to its pension plan in May 2012.

11.	Equity Incentive Plan

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

For the six months ended March 31, 2012 and 2011, the Company recorded $1.1 million of share-based compensation expense, respectively, comprised of stock option expense of $344,000 and restricted stock expense of $722,000 for the March 31, 2012 period and stock option expense of $362,000 and restricted stock expense of $732,000 for the March 31, 2011 period. Expected future expense relating to the 577,352 non-vested options outstanding as of March 31, 2012, is $802,000 over the remaining vesting period of 1.17 years. Expected future compensation expense relating to the 234,425 restricted shares at March 31, 2012, is $1.7 million over the remaining vesting period of 1.17 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended March 31, 2012.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2011	1,458,379	$12.35	6.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, March 31, 2012	1,458,379	$12.35	6.17	$—

Exercisable at March 31, 2012	881,027	$12.35	6.17	$—

The weighted-average grant date fair value of the Company’s non-vested options as of March 31, 2012 and 2011 was $2.38.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2012, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2011	234,425	$12.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2012	234,425	$12.35

12.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of March 31, 2012 and September 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	000000000000	000000000000	000000000000	000000000000
Fair Value Measurement at March 31, 2012
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2012
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$210,360	$—	$210,360
Obligations of states and political subdivisions	—	19,246	—	19,246
U.S. government agencies	—	39,351	—	39,351
Corporate obligations	—	8,595	—	8,595
Equity securities (financial services)	24	—	—	24

Total debt and equity securities	$24	$277,552	$—	$277,576
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$1,914	$1,914
Impaired loans measured on a non-recurring basis	$—	$—	$17,564	$17,564

	000000000000	000000000000	000000000000	000000000000
Fair Value Measurement at September 30, 2011
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2011
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$204,209	$—	$204,209
Obligations of states and political subdivisions	—	14,499	—	14,499
U.S. government agencies	—	22,083	—	22,083
Corporate obligations	—	4,584	—	4,584
Equity securities (financial services)	18	—	—	18

Total debt and equity securities	$18	$245,375	$—	$245,393
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,356	$2,356
Impaired loans measured on a non-recurring basis	$—	$—	$17,059	$17,059

As required by GAAP, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

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

Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2012, 93 impaired loans with a carrying value of $18.8 million were reduced by specific valuation allowance totaling $1.2 million resulting in a net fair value of $17.6 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range

March 31, 2012:
Impaired loans	17,564	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	1,914	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	March 31, 2012
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$23,065	$—	$—	$23,065
Investment and mortgage backed securities Available for sale	24	277,552	—	277,576
Loans receivable, net	—	—	770,605	770,605
Accrued interest receivable	3,916	—	—	3,916
FHLB stock	15,236	—	—	15,236
Mortgage servicing rights	—	—	186	186
Bank owned life insurance	23,650	—	—	23,650

Financial liabilities:
Deposits	$282,603	$—	$393,252	$675,855
Short-term borrowings	10,000	—	—	10,000
Other borrowings	—	—	263,126	263,126
Advances by borrowers for taxes and insurance	5,209	—	—	5,209
Accrued interest payable	1,406	—	—	1,406

	March 31, 2012		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$23,065	$23,065	$41,694	$41,694
Investment securities available for sale	277,576	277,576	245,393	245,393
Loans receivable, net	741,617	770,605	738,619	773,142
Accrued interest receivable	3,916	3,916	4,193	4,193
FHLB stock	15,236	15,236	16,882	16,882
Mortgage servicing rights	186	186	248	248
Bank owned life insurance	23,650	23,650	23,256	23,256

Financial liabilities:
Deposits	$675,870	$675,855	$637,924	$647,090
Short-term borrowings	10,000	10,000	4,000	4,000
Other borrowings	252,910	263,126	284,410	296,324
Advances by borrowers for taxes and insurance	5,209	5,209	1,381	1,381
Accrued interest payable	1,406	1,406	1,485	1,485

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

Loans Receivable, Deposits, Other Borrowings, and Mortgage Servicing Rights

The fair values for loans and mortgage servicing rights are estimated by discounting contractual cash flows and adjusting for prepayment estimates. Discount rates are based upon market rates generally charged for such loans with similar characteristics. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of quarter-end. Fair values for time deposits and other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and borrowings of similar remaining maturities.

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Total Assets. Total assets increased by $16.7 million, or 1.52%, to $1,114.2 million at March 31, 2012 from $1,097.5 million at September 30, 2011. This increase was primarily due to increases in investment securities available for sale offset, in part, by decreases in interest bearing deposits with other institutions.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $15.3 million, or 47.9%, to $16.6 million at March 31, 2012 from $31.9 million at September 30, 2011. This decrease was primarily the result of the increase in purchases of investment securities available for sale along with loan growth at March 31, 2012 from September 30, 2011.

Net Loans. Net loans increased $3.0 million, or 0.4%, to $741.6 million at March 31, 2012 from $738.6 million at September 30, 2011. The increase in net loans receivable was primarily attributed to an increase in residential real estate loans. During this period, residential real estate loans outstanding increased by $6.7 million to $590.3 million. Construction loans increased $1.2 million to $1.9 million, commercial real estate loans increased $62,000 to $79.4 million, obligations of states and political subdivisions increased $3.3 million to $29.2 million and other loans increased $54,000 to $2.1 million. These increases were partially offset by decreases in commercial loans outstanding of $6.2 million to $8.6 million and home equity loans and lines of credit outstanding of $2.2 million to $38.3 million.

Investment Securities Available for Sale. Investment securities available for sale increased $32.2 million, or 13.1%, to $277.6 million at March 31, 2012 from $245.4 million at September 30, 2011. The increase was due primarily to increases in the Company’s U.S. Government agency securities portfolio of $17.3 million and in its mortgage-backed securities portfolio of $6.2 million.

Deposits. Deposits increased $37.9 million, or 6.0%, to $675.9 million at March 31, 2012 from $637.9 million at September 30, 2011. At March 31, 2012 compared to September 30, 2011, certificate of deposit accounts increased $33.0 million to $384.9 million, non-interest bearing demand accounts increased $3.1 million to $36.3 million and savings and club accounts increased $7.2 million to $80.3 million. These increases were offset in part during the same period by decreases in NOW accounts of $1.0 million to $64.1 million and money market accounts of $4.3 million to $110.3 million. Included in the certificates of deposit at March 31, 2012 was an increase in brokered certificates of $25.8 million to $146.7 million. The increase in brokered certificates was the result of the Company’s decision to replace maturing FHLBank Pittsburgh borrowings with lower priced brokered certificates of deposit.

Borrowed Funds. Borrowed funds decreased by $25.5 million, or 8.8%, to $262.9 million at March 31, 2012, from $288.4 million at September 30, 2011. The decrease in borrowed funds was primarily due to maturities of FHLBank Pittsburgh borrowings.

Stockholders’ Equity. Stockholders’ equity increased by $351,000, or 0.2%, to $162.0 million at March 31, 2012 from $161.7 million at September 30, 2011. This increase was primarily the result of net income of $1.5 million which was partially offset by a decline in accumulated other comprehensive income of $1.4 million to $(811,000) at March 31, 2012 from $586,000 at September 30, 2011.

Average Balance Sheets for the Three and Six Months Ended March 31, 2012 and 2011

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$749,029	$9,145	4.95%	$756,105	$9,795	5.25%
Investment securities
Taxable (2)	44,714	237	2.15%	44,739	234	2.12%
Exempt from federal income tax (2) (3)	9,342	55	3.62%	6,649	75	6.93%

Total investment securities	54,056	292	2.40%	51,388	309	2.74%
Mortgage-backed securities	206,015	1,391	2.74%	210,447	1,782	3.43%
Federal Home Loan Bank stock	15,706	4	0.10%	19,292	—	0.00%
Other	18,006	2	0.05%	6,603	1	0.06%

Total interest-earning assets	1,042,812	10,834	4.22%	1,043,835	11,887	4.63%
Allowance for loan losses	(8,517)			(7,857)
Noninterest-earning assets	62,313			54,515

Total assets	$1,096,608			$1,090,493

Interest-bearing liabilities:
NOW accounts	$58,027	4	0.03%	$56,376	6	0.04%
Money market accounts	109,103	76	0.28%	119,474	155	0.53%
Savings and club accounts	73,493	20	0.11%	67,972	48	0.29%
Certificates of deposit	373,864	1,736	1.88%	326,236	1,586	1.97%
Borrowed funds	273,273	2,227	3.31%	312,757	2,750	3.57%

Total interest-bearing liabilities	$887,760	$4,063	1.86%	$882,815	$4,545	2.09%
Non-interest bearing NOW accounts	32,814			28,766
Noninterest-bearing liabilities	13,086			11,685

Total liabilities	933,660			923,266
Equity	162,948			167,227

Total liabilities and equity	$1,096,608			$1,090,493

Net interest income		$6,771			$7,342

Interest rate spread			2.36%			2.54%
Net interest-earning assets	$155,052			$161,020

Net interest margin (4)			2.63%			2.85%
Average interest-earning assets to average interest-bearing liabilities		117.47%			118.24%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Six Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$748,622	$18,486	4.95%	$747,920	$19,639	5.27%
Investment securities
Taxable (2)	40,743	468	2.28%	47,566	442	1.86%
Exempt from federal income tax (2) (3)	8,542	103	3.66%	6,745	153	6.89%

Total investment securities	49,285	571	2.55%	54,311	595	2.49%
Mortgage-backed securities	206,197	2,798	2.72%	206,599	3,496	3.39%
Federal Home Loan Bank stock	15,994	4	0.05%	19,647	—	—
Other	19,894	4	0.04%	4,106	1	0.05%

Total interest-earning assets	1,039,992	21,863	4.23%	1,032,583	23,731	4.62%
Allowance for loan losses	(8,387)			(7,743)
Noninterest-earning assets	62,577			54,534

Total assets	$1,094,182			$1,079,374

Interest-bearing liabilities:
NOW accounts	$58,479	8	0.03%	$57,280	13	0.05%
Money market accounts	110,965	156	0.28%	118,580	320	0.54%
Savings and club accounts	72,231	43	0.12%	67,238	90	0.27%
Certificates of deposit	363,880	3,540	1.95%	305,571	3,067	2.01%
Borrowed funds	281,844	4,637	3.30%	321,567	5,769	3.60%

Total interest-bearing liabilities	887,399	8,384	1.89%	870,236	9,259	2.13%
Non-interest bearing NOW accounts	32,528			28,998
Noninterest-bearing liabilities	11,841			10,923

Total liabilities	931,768			910,157
Equity	162,414			169,217

Total liabilities and equity	$1,094,182			$1,079,374

Net interest income		$13,479			$14,472

Interest rate spread			2.34%			2.49%
Net interest-earning assets	$152,593			$162,347

Net interest margin (4)			2.60%			2.81%
Average interest-earning assets to average interest-bearing liabilities		117.20%			118.66%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

Net Income. Net income decreased $556,000, or 45.8%, to $659,000 for the three months ended March 31, 2012 compared to net income of $1.2 million for the comparable period in 2011. Net income for the three months ending March 31, 2012 decreased primarily due to a decrease in net interest income and an increase in noninterest expense offset, in part, by an increase in noninterest income.

Net Interest Income. Net interest income decreased $571,000, or 7.8%, to $6.8 million for the three months ended March 31, 2012 from $7.3 million for the comparable period in 2011. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.36% for the three months ended March 31, 2012, from 2.54% for the comparable period in 2011, and a decrease of $6.0 million in the Company’s average net earnings assets.

Interest Income. Interest income decreased $1.1 million, or 8.9%, to $10.8 million for the three months ended March 31, 2012 from $11.9 million for the comparable 2011 period. The decrease resulted primarily from a 41 basis point decrease in average yield on interest earning assets and a $1.0 million decrease in average interest-earning assets. The average yield on interest earning assets was 4.22% for the three months ended March 31, 2012, as compared to 4.63% for the comparable 2011 period as the Company’s interest earning assets continued to re-price downward throughout the period. Loans decreased on average $7.1 million between the two periods along with decreases in the average balance of mortgage backed securities of $4.4 million. In addition, Federal Home Loan Bank stock decreased $3.6 million. These decreases were offset in part by increases in the average balances of total investment securities of $2.7 million and other investments of $11.4 million. The primary reasons for the decrease in average loan balances were declines in one-four family residential loans, commercial loans and home equity loans and lines of credit which were offset in part by increases in commercial real estate loans and obligations of states and political subdivisions. Average FHLBank Pittsburgh stock declined $3.6 million as a result of repurchases by the FHLB of stock. The increase in other interest earning assets was primarily due to an increase in the average balance of cash held at FHLBank Pittsburgh.

Interest Expense. Interest expense decreased $482,000, or 10.6%, to $4.1 million for the three months ended March 31, 2012 from $4.5 million for the comparable 2011 period. The decrease resulted from a 23 basis point decrease in the overall cost of interest bearing liabilities to 1.86% for the three months ended March 31, 2012 from 2.09% for the comparable 2011 period, partially offset by a $4.9 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $44.4 million and average borrowed funds decreased $39.5 million. Average interest bearing deposits increased primarily as a result of a $47.6 million increase in average certificates of deposit. Borrowed funds decreased primarily due to maturities of FHLBank Pittsburgh borrowings. Average certificates of deposit included an increase of $23.1 million in average brokered certificates of deposit. The Company replaced maturing FHLBank Pittsburgh borrowings with brokered certificates because they were a cheaper funding source.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $650,000 for each of the three months ended March 31, 2012 and March 31, 2011. The allowance for loan losses was $8.1 million, or 1.08% of loans outstanding, at March 31, 2012, compared to $8.2 million, or 1.09% of loans outstanding at September 30, 2011.

Non-interest Income. Non-interest income increased $300,000, or 22.7%, to $1.6 million for the three months ended March 31, 2012 from $1.3 million for the comparable period in 2011. The primary reasons for the increase were increases in insurance commissions of $195,000 and bank-owned life insurance income of $65,000 during the 2012 period. The Company’s purchase of ESSA Advisory Services during the quarter ended June 30, 2011 is the primary reason for the increase in insurance commission income. The Company’s purchase of $7.0 million in bank-owned life insurance during the quarters ended March 31, 2011 and June 30, 2011 was the principle reason for the increase in bank-owned life insurance income for the period.

Non-interest Expense. Non-interest expense increased $419,000, or 6.5%, to $6.9 million for the three months ended March 31, 2012 from $6.5 million for the comparable period in 2011. The primary reasons for the increase were increases in compensation and employee benefits of $47,000, merger related costs of $227,000, loss on foreclosed real estate of $134,000 and amortization of intangible assets of $81,000. These increases were partially offset by declines in advertising of $116,000, FDIC insurance premiums of $55,000, and occupancy and equipment of $20,000. Amortization of intangible assets increased due to the purchase of ESSA Advisory Services in the third quarter of 2011. Merger related costs increased primarily due to expenses related to the previously announced proposed merger between the Company and First Star Bancorp, Inc.

Income Taxes. Income tax expense decreased $134,000 to $211,000 for the three months ended March 31, 2012 from $345,000 for the comparable 2011 period. The decrease was primarily a result of the decrease in income before taxes of $690,000 for the three months ended March 31, 2012. The effective tax rate was 24.3% for the three months ended March 31, 2012, compared to 22.1% for the 2011 period. The increase in the effective tax rate was primarily due to the decrease in the portion of pre-tax income derived from non-taxable loan and investment income for the three months ended March 31, 2012 compared to the 2011 period.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and March 31, 2011

Net Income. Net income decreased $682,000, or 30.6%, to $1.5 million for the six months ended March 31, 2012 compared to net income of $2.2 million for the comparable period in 2011. A decrease in net interest income and an increase in noninterest expense were offset, in part, by an increase in noninterest income and a decrease in income taxes.

Net Interest Income. Net interest income decreased $993,000, or 6.9%, to $13.5 million for the six months ended March 31, 2012 from $14.5 million for the comparable period in 2011. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.34% for the six months ended March 31, 2012 from 2.49% for the comparable period in 2011 and a decrease of $9.8 million in the Company’s average net earning assets.

Interest Income. Interest income decreased $1.9 million, or 7.9%, to $21.9 million for the six months ended March 31, 2012 from $23.7 million for the comparable 2011 period. The decrease resulted primarily from a 40 basis point decrease in average yield on interest earning assets partially offset by a $7.4 million increase in average interest-earning assets. The average yield on interest earning assets was 4.23% for the six months ended March 31, 2012, as compared to 4.62% for the comparable 2011 period. Loans increased on average $702,000 between the two periods along with increases in the average balance of other investment securities of $15.8 million. These increases were offset in part by a decrease in the average balances of total investment securities of $5.0 million and capital stock of FHLBank Pittsburgh of $3.7 million. The primary reason for the increase in other interest earning assets was due to an increase in the average balance of cash held at the FHLBank Pittsburgh. Total investment securities decreased primarily due to a decrease in the average balance of U.S. government agency securities. Average FHLBank Pittsburgh stock declines as a result of repurchases by the FHLBank of their stock.

Interest Expense. Interest expense decreased $875,000, or 9.5%, to $8.4 million for the six months ended March 31, 2012 from $9.3 million for the comparable 2011 period. The decrease resulted from a 24 basis point decrease in the overall cost of interest bearing liabilities to 1.89% for the six months ended March 31, 2012 from 2.13% for the comparable 2011 period, partially offset by a $17.2 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $56.9 million and average borrowed funds decreased $39.7 million. Average interest bearing deposits increased primarily as a result of an increase of $58.3 million in average certificates of deposit. Borrowed funds decreased primarily due to maturities of FHLBank Pittsburgh borrowings. Average certificates of deposit included an increase of $36.3 million in average brokered certificates of deposit. The Company replaced maturing FHLBank Pittsburgh borrowings primarily with brokered certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. Non-performing assets at March 31, 2012 were $16.8 million compared to non-performing assets of $15.5 million at March 31, 2011. After an evaluation of these factors, management made a provision for loan losses of $1.2 million for the six months ended March 31, 2012 as compared to $1.1 million for the six months ended March 31, 2011. The allowance for loan losses was $8.1 million, or 1.08% of loans outstanding, at March 31, 2012, compared to $8.1 million, or 1.08% of loans outstanding at March 31, 2011.

Non-interest Income. Non-interest income increased $489,000, or 18.4%, to $3.1 million for the six months ended March 31, 2012 from $2.7 million for the comparable period in 2011. The primary reasons for the increase were increases in insurance commissions of $386,000 and earnings on bank owned life insurance of $126,000, which were partially offset by decreases in service fees on deposit accounts of $103,000. The Company’s purchase of ESSA Advisory Services during the quarter ended June 30, 2011 is the primary reason for the increase in insurance commission income. The Company’s purchase of $7.0 million in bank owned life insurance during the quarters ended March 31, 2011 and June 30, 2011 was the principle reason for the increase in bank owned life insurance income during the period.

Non-interest Expense. Non-interest expense increased $443,000, or 3.4%, to $13.5 million for the six months ended March 31, 2012 from $13.1 million for the comparable period in 2011. Comparing the six months ended March 31, 2012 to the same period in 2011, there were increases in merger related costs of $376,000, amortization of intangible assets of $162,000 and loss on foreclosed real estate of $95,000. These increases were offset in part by decreases in advertising expense of $216,000 and FDIC premiums of $77,000. Merger related costs increased due to expenses associated with the previously announced proposed merger with First Star Bancorp. Amortization of intangible assets increases were related to the insurance consulting subsidiary. The increased loss on foreclosed real estate was primarily related to declining values of foreclosed real estate held by the Company.

Income Taxes. Income tax expense decreased $285,000, or 41.9%, to $395,000 for the six months ended March 31, 2012 from $680,000 for the comparable 2011 period. The effective tax rate was 20.4% for the six months ended March 31, 2012, compared to 23.4% for the 2011 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	March 31, 2012	September 30, 2011

Non-performing assets:
Non-accruing loans	$14,255	$10,971
Troubled debt restructures	611	529

Total non-performing loans	14,866	11,500
Foreclosed real estate	1,914	2,356

Total non-performing assets	$16,780	$13,856

Ratio of non-performing loans to total loans	1.98%	1.54%
Ratio of non-performing loans to total assets	1.33%	1.05%
Ratio of non-performing assets to total assets	1.51%	1.26%
Ratio of allowance for loan losses to total loans	1.08%	1.09%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $2.9 million to $16.8 million at March 31, 2012 from $13.9 million at September 30, 2011. Non-performing loans increased $3.4 million to $14.9 million at March 31, 2012 from $11.5 million at September 30, 2011. The $14.3 million of non-accruing loans included 56 residential loans with an aggregate outstanding balance of $19.2 million that were past due 90 or more days at March 31, 2012, 22 commercial and commercial real estate loans with aggregate outstanding balances of $3.4 million and 14 consumer loans with aggregate balances of $451,000. Within the residential loan balance are $1.2 million of loans less than 90 days past due. In the quarter ended March 31, 2012, the Company identified six residential loans which although paying as agreed, have a high probability of default. Foreclosed real estate decreased $442,000 to $1.9 million at March 31, 2012 from $2.4 million at September 30, 2011. Foreclosed real estate consists of 19 residential properties, one commercial building lot and one multifamily property.

At March 31, 2012 the principal balance of troubled debt restructures was $12.2 million as compared to $7.0 million at September 30, 2011. Of the $12.2 million of troubled debt restructures at March 31, 2012, $7.7 million are performing loans and $4.5 million are non-accrual loans. An additional $611,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 66 loans that comprise our troubled debt restructures at March 31, 2012, no loans were granted a rate concession at a below market interest rate. Seven loans with balances totaling $611,000 were granted market rate and terms concessions and 59 loans with balances totaling $10.9 million were granted terms concessions.

As of March 31, 2012, troubled debt restructures were comprised of 28 residential loans totaling $5.4 million, 27 commercial and commercial real estate loans totaling $6.0 million, and five consumer (Home equity loans, home equity lines and credit, and other) totaling $208,000.

For the six month period ended March 31, 2012, eight loans totaling $950,000 were removed from TDR status. One loan for $327,000 had completed 12 timely payments, three loans for $203,000 were paid off and three loans totaling $64,000 were charged off.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended March 31, 2012, we modified 385 loans ($50.5 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, there were 23 such loans in the three months ended March 31, 2012 with an aggregate balance of approximately $10.5 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2012, $23.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $2.6 million at March 31, 2012. As of March 31, 2012, we had $207.9 million in borrowings outstanding from FHLBank Pittsburgh and $55.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $302.8 million.

At March 31, 2012, we had $48.8 million in loan commitments outstanding, which included, in part, $7.9 million in undisbursed construction loans, $24.3 million in unused home equity lines of credit, $3.8 million in commercial lines of credit and $10.5 million to originate primarily multi-family and nonresidential mortgage loans. Certificates of deposit due within one year of March 31, 2012 totaled $132.0 million, or 34.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

As previously disclosed, during the third fiscal quarter of 2011 the Bank formed a new subsidiary, ESSA Advisory Services, LLC, as part of the acquisition of two Lehigh Valley based insurance benefit consulting insurance businesses. Terms of the acquisition included a commitment to make two additional payments to the sellers, one each during the third quarters of fiscal 2012 and 2013. These payments are not guaranteed and are based on the achievement of certain revenue goals. During the third quarter of fiscal 2012 the Bank expects to make a payment of approximately $300,000 according to these terms. The payment will be recorded as additional goodwill.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $6.5 million and $5.2 million for the three months ended March 31, 2012 and 2011, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $40.4 million and $18.0 million for the three months ended March 31, 2012 and 2011, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $15.2 million and $22.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At March 31, 2012 the Company had a $2.8 million valuation allowance established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first six months of fiscal 2012, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2011.

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

There were no significant changes made in the Company’s internal controls over financial reporting (as defined by rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that could significantly affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)	None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholder Equity; the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements. ***

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	As provided in Pub. 406 of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: May 10, 2012	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 10, 2012	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer