Form 10-Q
period 2012-06-30
ESSA Bancorp, Inc.
filed 2012-08-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012 there were 12,077,713 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2012	September 30, 2011
	(dollars in thousands)
Cash and due from banks	$8,624	$9,801
Interest-bearing deposits with other institutions	14,160	31,893

Total cash and cash equivalents	22,784	41,694
Investment securities available for sale, at fair value	276,496	245,393
Loans receivable (net of allowance for loan losses of $7,100 and $8,170)	741,200	738,619
Federal Home Loan Bank stock, at cost	14,474	16,882
Premises and equipment, net	11,453	11,494
Bank-owned life insurance	23,844	23,256
Foreclosed real estate	1,769	2,356
Intangible assets, net	1,582	1,825
Goodwill	413	40
Other assets	19,048	15,921

TOTAL ASSETS	$1,113,063	$1,097,480

LIABILITIES
Deposits	$688,897	$637,924
Short-term borrowings	11,000	4,000
Other borrowings	234,410	284,410
Advances by borrowers for taxes and insurance	6,942	1,381
Other liabilities	8,140	8,086

TOTAL LIABILITIES	949,389	935,801

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 16,980,900 issued; 12,077,713 and 12,109,622 outstanding at June 30, 2012 and September 30, 2011)	170	170
Additional paid in capital	168,389	166,758
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(11,098)	(11,438)
Retained earnings	67,910	67,215
Treasury stock, at cost; 4,903,187 and 4,871,278 shares outstanding at June 30, 2012 and September 30, 2011, respectively	(61,944)	(61,612)
Accumulated other comprehensive income	247	586

TOTAL STOCKHOLDERS’ EQUITY	163,674	161,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,113,063	$1,097,480

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$8,880	$9,683	$27,366	$29,322
Investment securities:
Taxable	1,636	2,092	4,902	6,030
Exempt from federal income tax	55	66	158	219
Other investment income	5	1	13	2

Total interest income	10,576	11,842	32,439	35,573

INTEREST EXPENSE
Deposits	1,780	1,932	5,527	5,423
Short-term borrowings	7	1	18	46
Other borrowings	2,053	2,549	6,679	8,272

Total interest expense	3,840	4,482	12,224	13,741

NET INTEREST INCOME	6,736	7,360	20,215	21,832
Provision for loan losses	600	475	1,750	1,605

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,136	6,885	18,465	20,227

NONINTEREST INCOME
Service fees on deposit accounts	670	768	2,058	2,259
Services charges and fees on loans	166	142	550	497
Trust and investment fees	262	190	684	596
Gain on sale of investments, net	—	56	147	171
Gain on sale of loans, net	19	—	27	3
Earnings on Bank-owned life insurance	194	170	588	438
Insurance commissions	177	125	563	125
Other	7	8	25	28

Total noninterest income	1,495	1,459	4,642	4,117

NONINTEREST EXPENSE
Compensation and employee benefits	3,888	3,899	11,804	11,712
Occupancy and equipment	756	758	2,288	2,331
Professional fees	339	411	1,083	1,260
Data processing	523	477	1,512	1,407
Advertising	110	165	263	534
Federal Deposit Insurance Corporation (FDIC) premiums	168	196	497	602
Loss (gain) on foreclosed real estate	(17)	81	90	93
Merger related costs	168	—	544	—
Amortization of intangible assets	81	54	243	54
Other	510	526	1,738	1,667

Total noninterest expense	6,526	6,567	20,062	19,660

Income before income taxes	1,105	1,777	3,045	4,684
Income taxes	311	536	706	1,216

NET INCOME	$794	$1,241	$2,339	$3,468

Earnings per share
Basic	$0.07	$0.11	$0.22	$0.30
Diluted	$0.07	$0.11	$0.22	$0.30
Dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, September 30, 2011	12,109,622	$170	$166,758	$(11,438)	$67,215	$(61,612)	$586	$161,679

Net income					2,339			2,339
Other comprehensive loss:
Change in unrealized loss on securities available for sale, net of income tax benefit of $296							(575)	(575)
Change in unrecognized pension cost, net of income taxes of $122							236	236
Cash dividends declared ($.15 per share)					(1,644)			(1,644)
Stock based compensation			1,623					1,623
Allocation of ESOP stock			8	340				348
Treasury shares purchased	(31,909)					(332)		(332)

Balance, June 30, 2012	12,077,713	$170	$168,389	$(11,098)	$67,910	$(61,944)	$247	$163,674

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2012	2011
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$2,339	$3,468
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,750	1,605
Provision for depreciation and amortization.	726	830
Amortization of discounts and premiums, net	1,217	906
Net gain on sale of investment securities	(147)	(171)
Gain on sale of loans, net	(27)	(3)
Origination of mortgage loans sold	(1,871)	(97)
Proceeds from sale of mortgage loans originated for sale	1,898	100
Compensation expense on ESOP	348	426
Stock based compensation	1,623	1,628
Decrease in accrued interest receivable	264	166
Increase in accrued interest payable	55	103
Earnings on bank-owned life insurance	(588)	(438)
Deferred federal income taxes	1,009	(597)
Decrease in prepaid FDIC premiums	451	553
Increase (decrease) in accrued pension liability	413	(845)
Loss on foreclosed real estate, net	90	93
Amortization of intangible assets	243	54
Other, net	(282)	(820)

Net cash provided by operating activities	9,511	6,961

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	8,072	7,660
Proceeds from principal repayments and maturities	54,746	67,885
Purchases	(95,833)	(80,748)
Investment securities held to maturity:
Proceeds from sale of investment securities	—	643
Proceeds from principal repayments and maturities	—	2,673
Increase in loans receivable, net	(5,485)	(14,687)
Redemption of FHLB stock	2,408	2,957
Purchase of bank owned life insurance	—	(7,001)
Investment in limited partnership	(4,442)	(2,170)
Proceeds from sale of foreclosed real estate	1,622	1,889
Capital improvements to foreclosed real estate	—	(46)
Investment in insurance subsidiary	(373)	—
Purchase of insurance subsidiary	—	(2,025)
Purchase of premises, equipment, and software	(694)	(297)

Net cash used for investing activities	(39,979)	(23,267)

FINANCING ACTIVITIES
Increase in deposits, net	50,973	114,959
Net increase (decrease) in short-term borrowings	7,000	(14,719)
Proceeds from other borrowings	5,150	8,300
Repayment of other borrowings	(55,150)	(74,000)
Increase in advances by borrowers for taxes and insurance	5,561	5,085
Purchase of treasury shares.	(332)	(10,645)
Dividends on common stock	(1,644)	(1,767)

Net cash provided by financing activities	11,558	27,213

Increase (decrease) in cash and cash equivalents	(18,910)	10,907
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,694	10,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,784	$21,797

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$12,169	$13,638
Income taxes	300	2,475
Noncash items:
Transfers from loans to foreclosed real estate	1,125	2,171
Treasury stock payable	$—	$(79)
Acquisition of insurance company:
Cash paid	—	(2,025)
Noncash assets received and liabilities assumed:
Intangible assets	—	2,000
Premises and equipment	—	25

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted-average common shares outstanding	16,980,900	16,980,900	16,980,900	16,980,900
Average treasury stock shares	(4,884,603)	(4,226,817)	(4,875,703)	(3,918,021)
Average unearned ESOP shares	(1,103,342)	(1,148,618)	(1,114,702)	(1,159,979)
Average unearned non-vested shares	(135,472)	(254,845)	(145,363)	(264,070)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,857,483	11,350,620	10,845,132	11,638,830

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,857,483	11,350,620	10,845,132	11,638,830

At June 30, 2012 and 2011 there were options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share (“EPS”) because to do so would have been anti-dilutive. At June 30, 2012 and 2011 there were 105,519 and 224,566 shares, respectively, of nonvested stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

4.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011

Net income	$794	$1,241	$2,339	$3,468

Unrealized gain (loss) on securities available for sale	1,483	4,178	(724)	(460)
Realized gains included in net income	—	(56)	(147)	(171)
Change in unrecognized pension cost	121	103	358	309

Other comprehensive income (loss) before tax benefit	1,604	4,225	(513)	(322)
Income tax (benefit) related to comprehensive income (loss)	546	1,437	(174)	(109)

Other comprehensive income (loss)	1,058	2,788	(339)	(213)

Comprehensive income	$1,852	$4,029	$2,000	$3,255

5.	Recent Accounting Pronouncements:

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

6.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$119,267	$4,122	$(6)	$123,383
Freddie Mac	50,724	1,738	(2)	52,460
Governmental National Mortgage Association	31,611	781	(15)	32,377

Total mortgage-backed securities	201,602	6,641	(23)	208,220
Obligations of states and political subdivisions	18,623	905	(4)	19,524
U.S. government agency securities	39,432	275	(14)	39,693
Corporate obligations	9,113	71	(143)	9,041

Total debt securities	268,770	7,892	(184)	276,478
Equity securities - financial services	11	7	—	18

Total	$268,781	$7,899	$(184)	$276,496

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$118,945	$4,618	$(11)	$123,552
Freddie Mac	47,449	2,207	—	49,656
Governmental National Mortgage Association	30,247	802	(48)	31,001

Total mortgage-backed securities	196,641	7,627	(59)	204,209
Obligations of states and political subdivisions	13,760	789	(50)	14,499
U.S. government agency securities	21,797	289	(3)	22,083
Corporate obligations	4,598	26	(40)	4,584

Total debt securities	236,796	8,731	(152)	245,375
Equity securities - financial services	11	7	—	18

Total	$236,807	$8,738	$(152)	$245,393

The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,915	$1,926
Due after one year through five years	24,291	24,402
Due after five years through ten years	58,969	60,409
Due after ten years	183,595	189,741

Total	$268,770	$276,478

For the three months ended June 30, 2012, the Company did not sell any investment securities. For the nine months ended June 30, 2012, the Company realized gross gains of $147,000 and proceeds from the sale of investment securities of $8.1 million. For the three months ended June 30, 2011, the Company realized gross gains of $56,000 and proceeds from the sale of investment securities of $1.5 million. For the nine months ended June 30, 2011, the Company realized gross gains of $204,000 and gross losses of $33,000, respectively, and proceeds from the sale of investment securities of $8.3 million.

7.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	5	$9,526	$(6)	$—	$—	$9,526	$(6)
Freddie Mac	1	1,704	(2)	—	—	1,704	(2)
Governmental National Mortgage Association	4	6,377	(15)	—	—	6,377	(15)
Obligations of states and political subdivisions	1	1,474	(4)	—	—	1,474	(4)
U.S. government agency securities	1	1,959	(14)	—	—	1,959	(14)
Corporate obligations	9	3,937	(100)	457	(43)	4,394	(143)

Total	21	$24,977	$(141)	$457	$(43)	$25,434	$(184)

	September 30, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	3	$5,156	$(11)	$—	$—	$5,156	$(11)
Governmental National Mortgage Association	4	2,723	(11)	4,440	(37)	7,163	(48)
Obligations of states and political subdivisions	2	1,403	(50)	—	—	1,403	(50)
U.S. government agency securities	2	3,045	(3)	—	—	3,045	(3)
Corporate obligations	3	1,460	(40)	—	—	1,460	(40)

Total	14	$13,787	$(115)	$4,440	$(37)	$18,227	$(152)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at June 30, 2012, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

8.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2012	September 30, 2011
Real Estate Loans:
Residential	$586,339	$583,599
Construction	2,143	691
Commercial	82,259	79,362
Commercial	5,190	14,766
Obligations of states and political subdivisions	33,109	25,869
Home equity loans and lines of credit	37,296	40,484
Other	1,964	2,018

	748,300	746,789
Less allowance for loan losses	7,100	8,170

Net loans	$741,200	$738,619

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
June 30, 2012
Total Loans	$586,339	$2,143	$82,259	$5,190	$33,109	$37,296	$1,964	$748,300

Individually evaluated for impairment	9,777	—	19,732	313	—	228	—	30,050
Collectively evaluated for impairment	576,562	2,143	62,527	4,877	33,109	37,068	1,964	718,250

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
September 30, 2011
Total Loans	$583,599	$691	$79,362	$14,766	$25,869	$40,484	$2,018	$746,789

Individually evaluated for impairment	5,441	—	11,916	490	—	314	58	18,219
Collectively evaluated for impairment	578,158	691	67,446	14,276	25,869	40,170	1,960	728,570

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

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. All TDR loans are evaluated for impairment individually. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable (in thousands). Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no specific allowance recorded:
Real Estate Loans
Residential	$2,539	$2,539	$—	$4,333	$—
Construction	—	—	—	—	—
Commercial	18,107	18,169	—	12,066	—
Commercial	268	267	—	287	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	215	215	—	230	—
Other	—	—	—	—	—

Total	21,129	21,190	—	16,916	—

With an allowance recorded:
Real Estate Loans
Residential	7,238	7,214	553	1,654	—
Construction	—	—	—	—	—
Commercial	1,625	1,627	302	1,596	—
Commercial	45	45	14	47	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	13	13	13	14	—
Other	—	—	—	—	—

Total	8,921	8,899	882	3,311	—

Total:
Real Estate Loans
Residential	9,777	9,753	553	5,987	—
Construction	—	—	—	—	—
Commercial	19,732	19,796	302	13,662	—
Commercial	313	312	14	334	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	228	228	13	244	—
Other	—	—	—	—	—

Total Impaired Loans	$30,050	$30,089	$882	$20,227	$—

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no specific allowance recorded:
Real Estate Loans
Residential	$2,623	$2,621	$—	$3,397	$—
Construction	—	—	—	—	—
Commercial	9,557	9,501	—	3,375	60
Commercial	225	220	—	123	3
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	126	126	—	95	—
Other	58	58	—	58	—

Total	12,589	12,526	—	7,048	63

With an allowance recorded:
Real Estate Loans
Residential	2,818	2,811	475	2,257	—
Construction	—	—	—	—	—
Commercial	2,359	2,297	466	1,279	41
Commercial	265	263	101	36	5
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	188	188	118	98	—
Other	—	—	—	—	—

Total	5,630	5,559	1,160	3,670	46

Total:
Real Estate Loans
Residential	5,441	5,432	475	5,654	—
Construction	—	—	—	—	—
Commercial	11,916	11,798	466	4,654	101
Commercial	490	483	101	159	8
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	314	314	118	193	—
Other	58	58	—	58	—

Total Impaired Loans	$18,219	$18,085	$1,160	$10,718	$109

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2012 and September 30, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012
Commercial real estate loans	$62,334	$—	$19,321	$604	$82,259
Commercial	4,877	—	299	14	5,190
Obligations of states and political subdivisions	33,109	—	—	—	33,109

Total	$100,320	$—	$19,620	$618	$120,558

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011
Commercial real estate loans	$65,214	$—	$13,682	$466	$79,362
Commercial	13,781	48	806	131	14,766
Obligations of states and political subdivisions	25,869	—	—	—	25,869

Total	$104,864	$48	$14,488	$597	$119,997

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2012 and September 30, 2011 (in thousands):

	Performing	Non-performing	Total
June 30, 2012
Real estate loans:
Residential	$576,992	$9,347	$586,339
Construction	2,143	—	2,143
Home equity loans and lines of credit	36,946	350	37,296
Other	1,964	—	1,964

Total	$618,045	$9,697	$627,742

	Performing	Non-performing	Total
September 30, 2011
Real estate loans:
Residential	$576,745	$6,854	$583,599
Construction	691	—	691
Home equity loans and lines of credit	40,236	248	40,484
Other	1,957	61	2,018

Total	$619,629	$7,163	$626,792

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2012 and September 30, 2011 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2012
Real estate loans
Residential	$574,190	$2,151	$1,354	$—	$8,644	$12,149	$586,339
Construction	2,143	—	—	—	—	—	2,143
Commercial	75,598	149	—	—	6,512	6,661	82,259
Commercial	4,953	—	—	—	237	237	5,190
Obligations of states and political subdivisions	33,109	—	—	—	—	—	33,109
Home equity loans and lines of credit	36,599	315	32	—	350	697	37,296
Other	1,952	7	5	—	—	12	1,964

Total	$728,544	$2,622	$1,391	$—	$15,743	$19,756	$748,300

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2011
Real estate loans
Residential	$573,229	$2,588	$928	$—	$6,854	$10,370	$583,599
Construction	691	—	—	—	—	—	691
Commercial	75,438	422	—	—	3,502	3,924	79,362
Commercial	14,459	—	1	—	306	307	14,766
Obligations of states and political subdivisions	25,869	—	—	—	—	—	25,869
Home equity loans and lines of credit	39,952	97	187	—	248	532	40,484
Other	1,950	5	2	—	61	68	2,018

Total	$731,588	$3,112	$1,118	$—	$10,971	$15,201	$746,789

Our allowance for loan losses (ALL) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2012 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2012 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
ALL balance at March 31, 2012	$5,619	$8	$1,432	$343	$81	$469	$135	$11	$8,098
Charge-offs	(1,152)	—	(475)	(31)	—	(80)	—	—	(1,738)
Recoveries	140	—	—	—	—	—	—	—	140
Provision	596	(1)	(206)	82	21	(15)	(3)	126	600

ALL balance at June 30, 2012	$5,203	$7	$751	$394	$102	$374	$132	$137	$7,100

ALL balance at March 31, 2011	5,042	8	1,421	347	—	634	24	653	8,129
Charge-offs	(403)	—	—	—	—	(44)	—	—	(447)
Recoveries	63	—	—	1	—	4	—	—	68
Provision	426	—	66	—	—	65	111	(193)	475

ALL balance at June 30, 2011	$5,128	$8	$1,487	$348	$—	$659	$135	$460	$8,225

ALL balance at September 30, 2011	$5,220	$8	$1,255	$500	$74	$622	$80	$411	$8,170
Charge-offs	(1,834)	—	(820)	(31)	—	(326)	(9)	—	(3,020)
Recoveries	173	—	5	20	—	—	2	—	200
Provision	1,644	(1)	311	(95)	28	78	59	(274)	1,750

ALL balance at June 30, 2012	$5,203	$7	$751	$394	$102	$374	$132	$137	$7,100

ALL balance at September 30, 2010	4,462	15	1,556	204	—	569	22	620	7,448
Charge-offs	(717)	—	—	(132)	—	(145)	—	—	(994)
Recoveries	146	—	—	2	—	18	—	—	166
Provision	1,237	(7)	(69)	274	—	217	113	(160)	1,605

ALL balance at June 30, 2011	$5,128	$8	$1,487	$348	$—	$659	$135	$460	$8,225

Individually evaluated for impairment	553	—	302	14	—	13	—	—	882
Collectively evaluated for impairment	4,650	7	449	380	102	361	132	137	6,218

ALL balance at June 30, 2012	$5,203	$7	$751	$394	$102	$374	$132	$137	$7,100

Individually evaluated for impairment	475	—	466	101	—	118	—	—	1,160
Collectively evaluated for impairment	4,745	8	789	399	74	504	80	411	7,010

ALL balance at September 30, 2011	$5,220	$8	$1,255	$500	$74	$622	$80	$411	$8,170

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial real estate, other loans and home equity loans and lines of credit segments for the nine month period ending June 30, 2012 due to increased charge off activity in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the past three and nine months (in thousands).

	For the Three Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	8	$1,509	$1,509
Construction	—	—	—
Commercial	3	666	666
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	5	5
Other	—	—	—

Total	12	$2,180	$2,180

	For the Nine Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	14	$2,569	$2,563
Construction	—	—	—
Commercial	9	2,427	2,396
Commercial	3	217	207
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	3	47	47
Other	—	—	—

Total	29	$5,260	$5,213

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification (dollars in thousands).

	For the Twelve Months Ended June 30, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$88
Construction	—	—
Commercial	3	159
Commercial	1	31
Obligations of states and political subdivisions	—	—
Home equity loans and lines of credit	1	36
Other	—	—

Total	6	$314

9.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2012	September 30, 2011
Non-interest bearing demand accounts	$39,468	$33,296
NOW accounts	65,674	65,074
Money market accounts	105,970	114,617
Savings and club accounts	81,088	73,058
Certificates of deposit	396,697	351,879

Total	$688,897	$637,924

10.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2011 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Service Cost	$149	$134	$448	$401
Interest Cost	179	175	535	524
Expected return on plan assets	(204)	(193)	(611)	(578)
Amortization of prior service cost	—	2	—	6
Amortization of unrecognized loss	119	101	356	303

Net periodic benefit cost	$243	$219	$728	$656

The Bank contributed $396,000 to its pension plan in May 2012.

11.	Equity Incentive Plan

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

For the nine months ended June 30, 2012 and 2011, the Company recorded $1.6 million of share-based compensation expense, respectively, comprised of stock option expense of $515,000 and restricted stock expense of $1.1 million for the June 30, 2012 period and stock option expense of $533,000 and restricted stock expense of $1.1 million for the June 30, 2011 period. Expected future expense relating to the 288,675 non-vested options outstanding as of June 30, 2012, is $630,000 over the remaining vesting period of 0.92 years. Expected future compensation expense relating to the 115,212 restricted shares at June 30, 2012, is $1.7 million over the remaining vesting period of 1.17 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended June 30, 2012.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2011	1,458,379	$12.35	6.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, June 30, 2012	1,458,379	$12.35	5.92	$—

Exercisable at June 30, 2012	1,169,704	$12.35	5.92	$—

The weighted-average grant date fair value of the Company’s non-vested options as of June 30, 2012 and 2011 was $2.38.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2012, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2011	234,425	$12.35
Granted	—	—
Vested	119,213	12.35
Forfeited	—	—

Nonvested at June 30, 2012	115,212	$12.35

12.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of June 30, 2012 and September 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value Measurement at June 30, 2012
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2012
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$208,220	$—	$208,220
Obligations of states and political subdivisions	—	19,524	—	19,524
U.S. government agencies	—	39,693	—	39,693
Corporate obligations	—	9,041	—	9,041
Equity securities financial-services	18	—	—	18

Total debt and equity securities	$18	$276,478	$—	$276,496
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$1,769	$1,769
Impaired loans measured on a non-recurring basis	$—	$—	$29,168	$29,168

Fair Value Measurement at September 30, 2011
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2011
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$204,209	$—	$204,209
Obligations of states and political subdivisions	—	14,499	—	14,499
U.S. government agencies	—	22,083	—	22,083
Corporate obligations	—	4,584	—	4,584
Equity securities financial-services	18	—	—	18

Total debt and equity securities	$18	$245,375	$—	$245,393
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,356	$2,356
Impaired loans measured on a non-recurring basis	$—	$—	$17,059	$17,059

As required by GAAP, each financial asset and liability must be identified as having been valued according to a specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

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

Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2012, 93 impaired loans with a carrying value of $30.1 million were reduced by specific valuation allowance totaling $882,000 resulting in a net fair value of $29.2 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2012:
Impaired loans	29,168	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	1,769	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below (in thousands).

	June 30, 2012
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$22,784	$—	$—	$22,784
Investment and mortgage backed securities Available for sale	18	276,478	—	276,496
Loans receivable, net	—	—	771,682	771,682
Accrued interest receivable	3,929	—	—	3,929
FHLB stock	14,474	—	—	14,474
Mortgage servicing rights	—	—	180	180
Bank owned life insurance	23,844	—	—	23,844

Financial liabilities:
Deposits	$286,745	$—	$404,390	$691,135
Short-term borrowings	11,000	—	—	11,000
Other borrowings	—	—	243,462	243,462
Advances by borrowers for taxes and insurance	6,942	—	—	6,942
Accrued interest payable	1,540	—	—	1,540

	June 30, 2012		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$22,784	$22,784	$41,694	$41,694
Investment securities available for sale	276,496	276,496	245,393	245,393
Loans receivable, net	741,200	771,682	738,619	773,142
Accrued interest receivable	3,929	3,929	4,193	4,193
FHLB stock	14,474	14,474	16,882	16,882
Mortgage servicing rights	180	180	248	248
Bank owned life insurance	23,844	23,844	23,256	23,256

Financial liabilities:
Deposits	$688,897	$691,135	$637,924	$647,090
Short-term borrowings	11,000	11,000	4,000	4,000
Other borrowings	234,410	243,462	284,410	296,324
Advances by borrowers for taxes and insurance	6,942	6,942	1,381	1,381
Accrued interest payable	1,540	1,540	1,485	1,485

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

Investment Available for Sale and FHLB Stock

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

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

Total Assets. Total assets increased by $15.6 million, or 1.42%, to $1,131.1 million at June 30, 2012 from $1,097.5 million at September 30, 2011. Increases in investment securities available for sale, loans receivable and other assets were offset, in part, by a decrease in interest-bearing deposits with other institutions.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $17.7 million, or 55.6%, to $14.2 million at June 30, 2012 from $31.9 million at September 30, 2011. This decrease was primarily the result of the increase in purchases of investment securities available for sale along with loan growth from September 30, 2011 through June 30, 2012.

Net Loans. Net loans increased $2.6 million, or 0.4%, to $741.2 million at June 30, 2012 from $738.6 million at September 30, 2011. During this period, residential real estate loans outstanding increased by $2.7 million to $586.3 million. Construction loans increased $1.5 million to $2.1 million, commercial real estate loans increased $2.9 million to $82.3 million, obligations of states and political subdivisions increased $7.2 million to $33.1 million. These increases were partially offset by decreases in commercial loans outstanding of $9.6 million to $5.2 million, home equity loans and lines of credit outstanding of $3.2 million to $38.3 million and other loans outstanding of $54,000 to $2.0 million.

Goodwill. Goodwill increased $373,000 to $413,000 at June 30, 2012 from $40,000 at September 30, 2011. The Company’s previously disclosed purchase of an insurance business during the third fiscal quarter of 2011 included the potential for the Company to pay two performance based payments as part of the original purchase price. Performance would be measured on each of the first two anniversaries of the original purchase. According to these terms, a payment of $373,000 was made during the third fiscal quarter of 2012.

Other Assets. Other assets increased $3.1 million, or 19.6%, to $19.0 million at June 30, 2012 from $15.9 million at September 30, 2011. This increase was primarily due to the purchase of federal tax credits through an investment in a limited partnership related to a low income housing project. This investment increased $4.4 million at June 30, 2012 compared to September 30, 2011.

Investment Securities Available for Sale. Investment securities available for sale increased $31.1 million, or 12.7%, to $276.5 million at June 30, 2012 from $245.4 million at September 30, 2011. The increase was due primarily to increases in the Company’s U.S. Government agency securities portfolio of $17.3 million and in its mortgage-backed securities portfolio of $6.2 million.

Deposits. Deposits increased $51.0 million, or 8.0%, to $688.9 million at June 30, 2012 from $637.9 million at September 30, 2011. At June 30, 2012 compared to September 30, 2011, certificate of deposit accounts increased $44.8 million to $396.7 million, non-interest bearing demand accounts increased $6.2 million to $39.5 million, savings and club accounts increased $8.0 million to $81.1 million and NOW accounts increased $600,000 to $65.7 million. These increases were offset in part during the same period by a decrease in money market accounts of $8.6 million to $106.0 million. Included in the certificates of deposit at June 30, 2012 was an increase in brokered certificates of $45.6 million to $146.7 million. The increase in brokered certificates was the result of the Company’s decision to replace maturing FHLBank Pittsburgh borrowings with lower priced brokered certificates of deposit.

Borrowed Funds. Borrowed funds decreased by $43.0 million, or 14.9%, to $245.4 million at June 30, 2012, from $288.4 million at September 30, 2011. The decrease in borrowed funds was primarily due to maturities of FHLBank Pittsburgh borrowings.

Stockholders’ Equity. Stockholders’ equity increased by $2.0 million, or 1.2%, to $163.7 million at June 30, 2012 from $161.7 million at September 30, 2011. This increase was primarily the result of net income of $2.3 million which was partially offset by a decrease in accumulated other comprehensive income of $339,000 to $247,000 at June 30, 2012 from $586,000 at September 30, 2011.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2012 and 2011

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$749,165	$8,880	4.75%	$751,112	$9,683	5.17%
Investment securities
Taxable (2)	58,654	264	1.81%	41,132	231	2.25%
Exempt from federal income tax (2) (3)	8,898	51	3.48%	5,506	66	7.28%

Total investment securities	67,552	315	2.03%	46,638	297	2.85%
Mortgage-backed securities	207,447	1,376	2.66%	216,260	1,861	3.45%
Federal Home Loan Bank stock	14,719	4	0.11%	18,061	—	0.00%
Other	10,891	1	0.04%	12,914	1	0.03%

Total interest-earning assets	1,049,774	10,576	4.05%	1,044,985	11,842	4.56%
Allowance for loan losses	(7,632)			(8,125)
Noninterest-earning assets	63,558			60,461

Total assets	$1,105,700			$1,097,321

Interest-bearing liabilities:
NOW accounts	$61,982	4	0.03%	$58,584	7	0.05%
Money market accounts	108,390	69	0.26%	118,208	127	0.43%
Savings and club accounts	77,847	15	0.08%	71,961	37	0.21%
Certificates of deposit	389,464	1,692	1.74%	362,233	1,762	1.95%
Borrowed funds	254,414	2,060	3.25%	278,591	2,549	3.67%

Total interest-bearing liabilities	$892,097	$3,840	1.73%	$889,577	$4,482	2.02%
Non-interest bearing NOW accounts	35,480			31,116
Noninterest-bearing liabilities	14,109			12,305

Total liabilities	941,686			932,998
Equity	164,014			164,323

Total liabilities and equity	$1,105,700			$1,097,321

Net interest income		$6,736			$7,360

Interest rate spread			2.32%			2.54%
Net interest-earning assets	$157,677			$155,408

Net interest margin (4)			2.57%			2.83%
Average interest-earning assets to average interest-bearing liabilities		117.67%			117.47%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
		(dollars in thousands)
Interest-earning assets:
Loans (1)	$748,803	$27,366	4.87%	$748,984	$29,322	5.23%
Investment securities
Taxable (2)	46,713	728	2.08%	45,422	673	1.98%
Exempt from federal income tax (2) (3)	8,661	158	3.68%	6,332	219	7.01%

Total investment securities	55,374	886	2.33%	51,754	892	2.60%
Mortgage-backed securities	206,614	4,174	2.69%	209,819	5,357	3.41%
Federal Home Loan Bank stock	15,569	8	0.07%	19,118	—	—
Other	16,893	5	0.04%	7,042	2	0.04%

Total interest-earning assets	1,043,253	32,439	4.15%	1,036,717	35,573	4.60%
Allowance for loan losses	(8,135)			(7,870)
Noninterest-earning assets	62,903			56,428

Total assets	$1,098,021			$1,085,275

Interest-bearing liabilities:
NOW accounts	$59,647	13	0.03%	$57,715	20	0.05%
Money market accounts	110,106	225	0.27%	118,456	448	0.51%
Savings and club accounts	74,103	58	0.10%	68,812	127	0.25%
Certificates of deposit	372,408	5,231	1.87%	324,458	4,828	1.99%
Borrowed funds	272,701	6,697	3.27%	307,242	8,318	3.62%

Total interest-bearing liabilities	888,965	12,224	1.83%	876,683	13,741	2.10%
Non-interest bearing NOW accounts	33,512			29,704
Noninterest-bearing liabilities	12,596			11,302

Total liabilities	935,073			917,689
Equity	162,948			167,586

Total liabilities and equity	$1,098,021			$1,085,275

Net interest income		$20,215			$21,832

Interest rate spread			2.32%			2.50%
Net interest-earning assets	$154,288			$160,034

Net interest margin (4)			2.58%			2.82%
Average interest-earning assets to average interest-bearing liabilities		117.36%			118.25%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Held to maturity securities are reported at amortized cost. Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011

Net Income. Net income decreased $447,000, or 36.0%, to $794,000 for the three months ended June 30, 2012 compared to net income of $1.2 million for the comparable period in 2011. Net income for the three months ending June 30, 2012 decreased primarily due to a decrease in net interest income and an increase in noninterest expense offset, in part, by an increase in noninterest income.

Net Interest Income. Net interest income decreased $624,000, or 8.5%, to $6.7 million for the three months ended June 30, 2012 from $7.4 million for the comparable period in 2011. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.32% for the three months ended June 30, 2012, from 2.54% for the comparable period in 2011, offset in part by an increase of $2.3 million in the Company’s average net earnings assets.

Interest Income. Interest income decreased $1.3 million, or 10.7%, to $10.6 million for the three months ended June 30, 2012 from $11.8 million for the comparable 2011 period. The decrease resulted primarily from a 51 basis point decrease in average yield on interest earning assets, partially offset by a $4.8 million increase in average interest-earning assets. The average yield on interest earning assets was 4.05% for the three months ended June 30, 2012, as compared to 4.56% for the comparable 2011 period as the Company’s interest earning assets continued to re-price downward throughout the period. Total investment securities increased an average $20.9 million. This increase was offset in part by declines in average balances of loans, mortgage backed securities, Federal Home Loan Bank stock and other investments. Loans decreased on average $2.0 million between the two periods along with decreases in the average balance of mortgage backed securities of $8.8 million. In addition, Federal Home Loan Bank stock decreased $3.3 million and other investments decreased $2.0 million. The primary reasons for the decrease in average loan balances were declines in one-four family residential loans, commercial loans and home equity loans and lines of credit which were offset in part by increases in commercial real estate loans and obligations of states and political subdivisions. Average FHLBank Pittsburgh stock declined $3.3 million as a result of repurchases by the FHLB of its stock. The decrease in other interest earning assets was primarily due to a decrease in the average balance of cash held at FHLBank Pittsburgh.

Interest Expense. Interest expense decreased $642,000, or 14.3%, to $3.8 million for the three months ended June 30, 2012 from $4.5 million for the comparable 2011 period. The decrease resulted from a 29 basis point decrease in the overall cost of interest bearing liabilities to 1.73% for the three months ended June 30, 2012 from 2.02% for the comparable 2011 period, partially offset by a $2.5 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $26.7 million and average borrowed funds decreased $24.2 million. Average interest bearing deposits increased primarily as a result of a $27.2 million increase in average certificates of deposit. Borrowed funds decreased primarily due to maturities of FHLBank Pittsburgh borrowings. Average certificates of deposit included an increase of $23.6 million in average brokered certificates of deposit. The Company replaced maturing FHLBank Pittsburgh borrowings with brokered certificates because they were a cheaper funding source.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $600,000 for the three month period ended June 30, 2012 as compared to $475,000 for the three month period ended June 30, 2011. The allowance for loan losses was $7.1 million, or 0.95% of loans outstanding, at June 30, 2012, compared to $8.2 million, or 1.09% of loans outstanding at September 30, 2011.

Non-interest Income. Non-interest income increased $36,000, or 2.5%, to $1.5 million for the three months ended June 30, 2012 from $1.5 million for the comparable period in 2011. The primary reasons for the increase were increases in insurance commissions of $52,000 and trust and investment fee income of $72,000 during the 2012 period. These increases were offset in part by a decline in service fees on deposit accounts of $98,000.

Non-interest Expense. Non-interest expense decreased $41,000, or 0.6%, to $6.5 million for the three months ended June 30, 2012 from $6.6 million for the comparable period in 2011. The primary reasons for the decrease were decreases in professional fees of $72,000, loss on foreclosed real estate of $98,000 and advertising expense of $55,000. These decreases were partially offset by increases in merger related costs of $168,000 and data processing expense of $46,000. Merger related costs increased primarily due to expenses related to the previously announced proposed merger between the Company and First Star Bancorp, Inc.

Income Taxes. Income tax expense decreased $225,000 to $311,000 for the three months ended June 30, 2012 from $536,000 for the comparable 2011 period. The decrease was primarily a result of the decrease in income before taxes of $672,000 for the three months ended June 30, 2012. The effective tax rate was 28.1% for the three months ended June 30, 2012, compared to 30.1% for the 2011 period. The decrease in the effective tax rate was primarily due to the increase in the portion of pre-tax income derived from non-taxable loan and investment income for the three months ended June 30, 2012 compared to the 2011 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and June 30, 2011

Net Income. Net income decreased $1.1 million, or 32.6%, to $2.3 million for the nine months ended June 30, 2012 compared to net income of $3.5 million for the comparable period in 2011. A decrease in net interest income and an increase in noninterest expense were offset, in part, by an increase in noninterest income and a decrease in income taxes.

Net Interest Income. Net interest income decreased $1.6 million, or 7.4%, to $20.2 million for the nine months ended June 30, 2012 from $21.8 million for the comparable period in 2011. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.32% for the nine months ended June 30, 2012 from 2.50% for the comparable period in 2011 and a decrease of $5.7 million in the Company’s average net earning assets.

Interest Income. Interest income decreased $3.1 million, or 8.8%, to $32.4 million for the nine months ended June 30, 2012 from $35.6 million for the comparable 2011 period. The decrease resulted primarily from a 45 basis point decrease in average yield on interest earning assets partially offset by a $6.5 million increase in average interest-earning assets. The average yield on interest earning assets was 4.15% for the nine months ended June 30, 2012, as compared to 4.60% for the comparable 2011 period. Total investment securities increased on average $3.6 million between the two periods along with increases in the average balance of other investment securities of $9.9 million. These increases were offset in part by decreases in the average balances of mortgage backed securities of $3.2 million, capital stock of FHLBank Pittsburgh of $3.5 million and loans of $181,000. The primary reason for the increase in other interest earning assets was due to an increase in the average balance of cash held at the FHLBank Pittsburgh. Total investment securities increased primarily due to an increase in the average balance of U.S. government agency securities. Average FHLBank Pittsburgh stock declined as a result of repurchases by the FHLBank of its stock.

Interest Expense. Interest expense decreased $1.5 million, or 11.0%, to $12.2 million for the nine months ended June 30, 2012 from $13.7 million for the comparable 2011 period. The decrease resulted from a 27 basis point decrease in the overall cost of interest bearing liabilities to 1.83% for the nine months ended June 30, 2012 from 2.10% for the comparable 2011 period, partially offset by a $12.3 million increase in average interest-bearing liabilities. Average interest bearing deposits increased $46.8 million and average borrowed funds decreased $34.5 million. Average interest bearing deposits increased primarily as a result of an increase of $48.0 million in average certificates of deposit. Borrowed funds decreased primarily due to maturities of FHLBank Pittsburgh borrowings. Average certificates of deposit included an increase of $25.3 million in average brokered certificates of deposit. The Company replaced maturing FHLBank Pittsburgh borrowings primarily with brokered certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. Non-performing assets at June 30, 2012 were $18.2 million compared to non-performing assets of $13.9 million at June 30, 2011. After an evaluation of these factors, management made a provision for loan losses of $1.8 million for the nine months ended June 30, 2012 as compared to $1.6 million for the nine months ended June 30, 2011. The allowance for loan losses was $7.1 million, or 0.95% of loans outstanding, at June 30, 2012, compared to $8.1 million, or 1.08% of loans outstanding at June 30, 2011.

Non-interest Income. Non-interest income increased $525,000, or 12.8%, to $4.6 million for the nine months ended June 30, 2012 from $4.1 million for the comparable period in 2011. The primary reasons for the increase were increases in insurance commissions of $438,000 and earnings on bank owned life insurance of $150,000, which were partially offset by decreases in service fees on deposit accounts of $201,000. The Company’s purchase of ESSA Advisory Services during the quarter ended June 30, 2011 is the primary reason for the increase in insurance commission income. The Company’s purchase of a total of $7.0 million in bank owned life insurance during the quarters ended March 31, 2011 and June 30, 2011 was the principle reason for the increase in bank owned life insurance income during the September 30, 2011 period. The primary reason for the decrease in service fees on deposit accounts was a decrease of $202,000 in overdraft fee income.

Non-interest Expense. Non-interest expense increased $402,000, or 2.0%, to $20.1 million for the nine months ended June 30, 2012 from $19.7 million for the comparable period in 2011. Comparing the nine months ended June 30, 2012 to the same period in 2011, there were increases in merger related costs of $544,000, amortization of intangible assets of $189,000 and data processing expenses of $105,000. These increases were offset in part by decreases in advertising expense of $271,000 and FDIC premiums of $105,000. Merger related costs increased due to expenses associated with the previously announced proposed merger with First Star Bancorp. Amortization of intangible assets increases were related to the insurance consulting subsidiary.

Income Taxes. Income tax expense decreased $510,000, or 41.9%, to $706,000 for the nine months ended June 30, 2012 from $1.2 million for the comparable 2011 period. The effective tax rate was 23.2% for the nine months ended June 30, 2012, compared to 26.0% for the 2011 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	June 30, 2012	September 30, 2011

Non-performing assets:
Non-accruing loans	$15,743	$10,971
Troubled debt restructures	703	529

Total non-performing loans	16,446	11,500
Foreclosed real estate	1,769	2,356

Total non-performing assets	$18,215	$13,856

Ratio of non-performing loans to total loans	2.20%	1.54%
Ratio of non-performing loans to total assets	1.48%	1.05%
Ratio of non-performing assets to total assets	1.64%	1.26%
Ratio of allowance for loan losses to total loans	0.95%	1.09%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $4.4 million to $18.2 million at June 30, 2012 from $13.9 million at September 30, 2011. Non-performing loans increased $4.9 million to $16.4 million at June 30, 2012 from $11.5 million at September 30, 2011. The increase was primarily due to an increase of $3.0 million in nonperforming commercial loans and $1.8 million in nonperforming residential loans. The increase in commercial loans was primarily due to the addition of one commercial real estate loan. This loan was added to nonperforming loans at the conclusion of the Company’s most recent FDIC examination. At June 30, 2012 the outstanding balance of this loan was $2.5 million and the loan was paying pursuant to its terms. The number of nonperforming residential loans increased to 61 at June 30, 2012, from 41 at September 30, 2011, compared to 62 at March 31, 2012. The $15.7 million of non-accruing loans at June 30, 2012 included 61 residential loans with an aggregate outstanding balance of $8.6 million that were past due 90 or more days at June 30, 2012, 28 commercial and commercial real estate loans with aggregate outstanding balances of $6.7 million and 13 consumer loans with aggregate balances of $350,000. Within the residential loan balance are $1.5 million of loans less than 90 days past due. In the quarter ended June 30, 2012, the Company identified nine residential loans which although paying as agreed, have a high probability of default. Foreclosed real estate decreased $587,000 to $1.8 million at June 30, 2012 from $2.4 million at September 30, 2011. Foreclosed real estate consists of 21 residential properties and one commercial building lot.

At June 30, 2012 the principal balance of troubled debt restructures was $13.6 million as compared to $7.0 million at September 30, 2011. Of the $13.6 million of troubled debt restructures at June 30, 2012, $9.0 million are performing loans and $4.6 million are non-accrual loans. An additional $703,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 74 loans that comprise our troubled debt restructures at June 30, 2012, no loans were granted a rate concession at a below market interest rate. Eight loans with balances totaling $2.0 million were granted market rate and terms concessions and 66 loans with balances totaling $11.6 million were granted terms concessions.

As of June 30, 2012, troubled debt restructures were comprised of 41 residential loans totaling $7.3 million, 28 commercial and commercial real estate loans totaling $6.1 million, and five consumer (home equity loans, home equity lines of credit, and other) totaling $171,000.

For the nine month period ended June 30, 2012, four loans totaling $172,000 were removed from TDR status. One loan for $69,000 was paid off, one loan for $42,000 was transferred to foreclosed real estate, and two loans totaling $60,000 were charged off.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended June 30, 2012, we modified 74 loans ($9.7 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, there were eight such loans in the three months ended June 30, 2012 with an aggregate balance of approximately $8.0 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2012, $22.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $1.9 million at June 30, 2012. As of June 30, 2012, we had $190.4 million in borrowings outstanding from FHLBank Pittsburgh and $55.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $289.5 million.

At June 30, 2012, we had $51.4 million in loan commitments outstanding, which included, in part, $15.9 million in undisbursed construction loans and land development loans, $24.8 million in unused home equity lines of credit, $4.6 million in commercial lines of credit and commitments to originate commercial loans, $3.2 million in performance standby letters of credit and $2.9 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2012 totaled $146.9 million, or 37.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

As previously disclosed, during the third fiscal quarter of 2011 the Bank formed a new subsidiary, ESSA Advisory Services, LLC, as part of the acquisition of two Lehigh Valley based insurance benefit consulting insurance businesses. Terms of the acquisition included a commitment to make two additional payments to the sellers, one each during the third quarters of fiscal 2012 and 2013. These payments are not guaranteed and are based on the achievement of certain revenue goals. During the third quarter of fiscal 2012 the Bank made a payment of approximately $373,000 according to these terms. The payment was recorded as additional goodwill.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $9.5 million and $7.0 million for the nine months ended June 30, 2012 and 2011, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities was $40.0 million and $23.3 million for the nine months ended June 30, 2012 and 2011, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash provided of $11.6 million and $27.2 million for the nine months ended June 30, 2012 and 2011, respectively.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results. At June 30, 2012 the Company had a $2.8 million valuation allowance established against its deferred tax asset. The tax deduction generated by the contribution to the Foundation as part of the Company’s stock offering exceeded the allowable federal income tax deduction limitations resulting in the establishment of this valuation allowance for the contribution carry forward.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first nine months of fiscal 2012, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholder Equity; the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements. ***

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: August 9, 2012	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 9, 2012	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer