Form 10-K
period 2012-09-30
ESSA Bancorp, Inc.
filed 2012-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 12, 2012, there were 18,133,095 shares issued and 13,229,908 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2012, was $99,644,322.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

i

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the ability to successfully integrate acquired entities. Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

Item 1.	Business

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. is the Pennsylvania-chartered stock holding company of ESSA Bank & Trust. ESSA Bancorp, Inc. owns 100% of the outstanding shares of common stock of ESSA Bank & Trust. Since being formed in 2006, ESSA Bancorp, Inc. has engaged primarily in the business of holding the common stock of ESSA Bank & Trust. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp, Inc. is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. On July 31, 2012, ESSA Bancorp, Inc. completed its acquisition of First Star Bancorp, Inc. and its wholly-owned subsidiary, First Star Bank. The total value of the consideration for the acquisition was $24.6 million, 50% of which was paid in cash and the remainder paid in the form of ESSA Bancorp, Inc. common stock. The information presented herein includes the combined operations of both companies as of July 31, 2012. At September 30, 2012, ESSA Bancorp, Inc. had consolidated assets of $1.4 billion, consolidated deposits of $995.6 million and consolidated stockholders’ equity of $175.4 million. Its consolidated net income for the fiscal year ended September 30, 2012 was $215,000.

ESSA Bank & Trust

General

ESSA Bank & Trust was organized in 1916. ESSA Bank & Trust is a Pennsylvania chartered full-service, community-oriented savings association. We provide financial services to individuals, families and businesses through our 26 full-service banking offices, located in Monroe, Northampton and Lehigh Counties, Pennsylvania. ESSA Bank & Trust is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

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

Market Area

At September 30, 2012, our 26 full-service banking offices consisted of 13 offices in Monroe County, six offices in Lehigh County, and seven offices in Northampton County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. As of September 30, 2012, we had a deposit market share of approximately 29.1% in Monroe County, which represented the largest deposit market share in Monroe County, 3.69% in Northampton County and 2.43% in Lehigh County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real property. In recent years, we have increased our originations of commercial loans and commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from 9.7% of our total loan portfolio at September 30, 2008 to $160.2 million, or 16.7% of our total loan portfolio at September 30, 2012. One- to four-family residential real estate mortgage loans represented $696.7 million, or 72.8%, of our loan portfolio at September 30, 2012. Home equity loans and lines of credit totaled $47.9 million, or 5.0% of our loan portfolio at September 30, 2012. Commercial loans totaled $12.8 million, or 1.3% of our loan portfolio at September 30, 2012 and construction first mortgage loans totaled $3.8 million or 0.4% of the total loan portfolio at September 30, 2012. Obligations of states and political subdivisions totaled $33.7 million or 3.5% of our loan portfolio at September 30, 2012. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential first mortgage loans:
One- to four-family	$696,696	72.8%	$583,599	78.1%	$596,455	80.8%	$604,010	81.7%	$571,609	80.3%
Construction	3,805	0.4	691	0.1	1,302	0.2	1,707	0.2	8,254	1.2
Commercial	12,818	1.3	14,766	2.0	16,545	2.2	16,452	2.2	11,987	1.7
Commercial real estate	160,192	16.7	79,362	10.6	77,943	10.6	67,888	9.2	69,368	9.7
Obligations of states and political subdivisions	33,736	3.5	25,869	3.5	—	—	—	—	—	—
Home equity loans and lines of credit	47,925	5.0	40,484	5.4	43,559	5.9	46,812	6.3	47,528	6.7
Other	2,485	0.3	2,018	0.3	2,486	0.3	2,526	0.4	3,059	0.4

Total loans receivable	$957,657	100.0%	$746,789	100.0%	$738,290	100.0%	$739,395	100.0%	$711,805	100.0%

Allowance for loan losses	(7,302)		(8,170)		(7,448)		(5,815)		(4,915)

Total loans receivable, net	$950,355		$738,619		$730,842		$733,580		$706,890

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Construction		Commercial		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2013	$1,475	5.91%	$—	$—	$1,541	5.80%	$23,716	5.07%
2014	1,686	5.29%	—	—	624	6.02%	12,636	5.45%
2015	1,198	5.21%	—	—	433	6.07%	18,632	5.40%
2016 to 2017	8,872	5.49%	—	—	3,803	5.16%	28,291	6.36%
2018 to 2022	111,394	4.16%	—	—	4,049	5.79%	33,046	5.60%
2023 to 2027	241,657	3.93%	—	—	708	5.40%	17,099	5.47%
2027 and beyond	330,414	5.21%	3,805	3.76%	1,660	3.94%	26,772	5.23%

Total	$696,696	4.60%	$3,805	3.76%	$12,818	5.36%	$160,192	5.54%

	Obligations of States and Political Subdivisions		Home Equity Loans and Lines of Credit		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
			(Dollars in thousands)
Due During the Years Ending September 30,
2013	$2,993	2.11%	$540	5.54%	$881	5.48%	$31,146	4.79%
2014	—	0.00%	624	5.28%	235	7.57%	15,805	5.48%
2015	3,040	3.85%	864	5.21%	411	6.55%	24,578	5.23%
2016 to 2017	—	0.00%	4,622	4.91%	729	6.38%	46,317	6.02%
2018 to 2022	1,490	4.58%	12,200	5.73%	163	8.38%	162,342	4.59%
2023 to 2027	1,990	2.52%	15,166	4.03%	66	5.95%	276,686	4.02%
2027 and beyond	24,223	3.97%	13,909	3.56%	—	0.00%	400,783	5.06%

Total	$33,736	3.74%	$47,925	4.47%	$2,485	6.32%	$957,657	4.73%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2012 that are contractually due after September 30, 2013.

	Due After September 30, 2013
	Fixed	Adjustable	Total
	(In thousands)

Residential first mortgage loans:
One- to four-family	$646,805	$48,416	$695,221
Construction	3,805	—	3,805
Commercial	4,485	6,792	11,277
Commercial real estate	28,201	108,275	136,476
Obligations of states and political subdivisions	12,754	17,989	30,743
Home equity loans and lines of credit	18,561	28,824	47,385
Other	1,604	—	1,604

Total	$716,215	$210,296	$926,511

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

One- to Four-Family Residential Loans. Historically, our principal lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Monroe and Northampton Counties, Pennsylvania. At September 30, 2012, approximately $696.7 million, or 72.8% of our loan portfolio, consisted of one- to four-family residential loans. Our origination of one- to four-family loans increased in fiscal year 2012 compared to fiscal years 2011 and 2010. Originations in fiscal year 2012 were positively influenced by a significant amount of refinancing activity due to record low mortgage rates. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios if private mortgage insurance is specified to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2012, our largest loan secured by one- to four-family real estate had a principal balance of approximately $719,000 and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $1.3 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2012 and $831,000 during the year ended September 30, 2011. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents; and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2012, $48.4 million, or 6.96%, of our one- to four-family residential loans had adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated almost exclusively by our branch staff. Eligible properties include primary and vacation homes in northeastern Pennsylvania, with the majority of loans being originated in Monroe County. As of September 30, 2012, home equity loans and lines totaled about $47.9 million, or 5.0% or our loan portfolio.

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

Loan underwriting standards limit the maximum size of a junior lien loan to between $100,000 and $200,000, depending on the loan type and collateral. All loans exceeding 70-75% of value require an appraisal by bank-approved, licensed appraisers. Loans with lesser loan-to-value ratios may have utilized either automated valuation models or county tax assessments. Title/lien searches are secured on all home equity loans and lines greater than $25,000.

Commercial Real Estate Loans. At September 30, 2012, $160.2 million, or 16.7% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80% and 85% for select loans with faster amortizations. At September 30, 2012, we had 803 commercial real estate loans with an outstanding balance of $160.2 million. At September 30, 2012, our largest commercial real estate loan balance was $5.7 million, which was performing in accordance with its terms. At September 30, 2012, fifty-nine of our loans secured by commercial real estate totaling $10.9 million were not performing in accordance with their terms and were on nonaccrual status.

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

First Mortgage Construction Loans. At September 30, 2012, $3.8 million, or 0.4%, of our total loan portfolio consisted of first mortgage construction loans. Most of our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2012, our largest first mortgage construction loan balance was $500,000. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a thirty-year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, personal loans and automobile loans. At September 30, 2012, these other loans totaled $2.5 million, or 0.3% of the total loan portfolio.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. For all loans the Board has granted lending authority to prescribed loan committees. Larger and more complex loan requests require the involvement of senior management or the Board.

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

Non-performing Loans. At September 30, 2012, $24.2 million (or 2.5% of our total loans) were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Commercial real estate loans totaled $10.9 million. Additional non-performing commercial real estate loans acquired as part of the merger with First Star Bank totaled $7.0 million. Residential first mortgage loans that were 90 days or more past due or troubled debt restructured loans that were considered non-performing at September 30, 2012 totaled $11.1 million. In connection with the First Star Bank acquisition, the Company acquired loans with deteriorated credit quality totaling $12.9 million. These loans are being carried at $7.5 million at September 30, 2012 and contributed to the significant increase in non-performing loans at September 30, 2012 compared to non-performing loans at September 30, 2011. These loans were adjusted to fair market value at the time of acquisition. No additional allowance for loan losses for these loans was deemed necessary at September 30, 2012.

Real Estate Owned. At September 30, 2012, the Company had $3.0 million of real estate owned consisting of 33 properties. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$10,536	$6,854	$8,360	$3,524	$1,379
Construction	—	—	—	—	—
Commercial	1,870	306	199	122	—
Commercial real estate	10,909	3,502	1,411	580	2,531
Home equity loans and lines of credit	373	248	200	180	28
Other	19	61	346	159	—

Total	23,707	10,971	10,516	4,565	3,938

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	—

Troubled debt restructurings	533	529	361	589	—

Total non-performing loans	24,240	11,500	10,877	5,154	3,938

Real estate owned	2,998	2,356	2,034	2,579	31

Total non-performing assets	$27,238	$13,856	$12,911	$7,733	$3,969

Troubled debt restructurings: *
Residential first mortgage loans:
One- to four-family	$7,342	$5,430	$5,054	$2,981	$149
Construction	—	—	—	—	—
Commercial	227	120	3	—	—
Commercial real estate	5,344	4,372	1,865	180	—
Home equity loans and lines of credit	167	250	21	7	—
Other	—	58	59	—	—

Total	$13,080	$10,230	$7,002	$3,168	$149

Ratios:
Total non-performing loans to total loans	2.53%	1.54%	1.47%	0.70%	0.55%
Total non-performing loans to total assets	1.71%	1.05%	1.01%	0.49%	0.40%
Total non-performing assets to total assets	1.92%	1.26%	1.20%	0.74%	0.40%

*	Non-performing troubled debt restructurings of $533,000 are included in total troubled debt restructurings for September 30, 2012.

For the year ended September 30, 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $592,000.

At September 30, 2012 the principal balance of troubled debt restructures was $13.1 million as compared to $10.2 million at September 30, 2011. Of the $13.1 million of troubled debt restructures at September 30, 2012, $8.0 million are performing loans and $5.1 million are non-accrual loans. An additional $533,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 73 loans that make up our troubled debt restructures at September 30, 2012, no loans were granted a rate concession at a below market interest rate. Ten loans with balances totaling $1.9 million were granted market rate and terms concessions and 62 loans with balances totaling $10.8 million were granted terms concessions. One loan for $384,000 was granted a market rate concession.

Residential real estate loans make up the vast majority of our troubled debt restructures. As of September 30, 2012, troubled debt restructures were comprised of 44 residential loans totaling $7.3 million, 24 commercial and commercial real estate loans totaling $5.6 million, and five consumer (Home equity loans, home equity lines and credit, and other) totaling $167,000.

For the year ended September 30, 2012, 22 loans totaling $2.2 million were removed from TDR status. Four loans totaling $537,000 were transferred to foreclosed real estate, one loan for $327,000 had completed timely payments, and 10 loans totaling $1.1 million were paid off.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2012, we modified 767 loans ($101.5 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, they numbered 32 in the year ended September 30, 2012 with an aggregate balance of approximately $18.6 million.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2012
Residential first mortgage loans:
One- to four-family	11	$1,274	78	$10,536	89	$11,810
Construction	—	—	—	—	—	—
Commercial	—	—	27	1,870	27	1,870
Commercial real estate	3	3,348	59	10,909	62	14,257
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	4	138	15	373	19	511
Other	—	—	1	19	1	19

Total	18	$4,760	180	$23,707	198	$28,467

At September 30, 2011
Residential first mortgage loans:
One- to four-family	7	$928	40	$6,854	47	$7,782
Construction	—	—	—	—	—	—
Commercial	1	1	7	306	8	307
Commercial real estate	—	—	17	3,502	17	3,502
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	5	187	8	248	13	435
Other	1	2	2	61	3	63

Total	14	$1,118	74	$10,971	88	$12,089

At September 30, 2010
Residential first mortgage loans:
One- to four-family	6	$558	50	$8,360	56	$8,918
Construction	—	—	—	—	—	—
Commercial	1	151	2	199	3	350
Commercial real estate	1	107	8	1,411	9	1,518
Home equity loans and lines of credit	5	146	6	200	11	346
Other	—	—	3	346	3	346

Total	13	$962	69	$10,516	82	$11,478

At September 30, 2009
Residential first mortgage loans:
One- to four-family	11	$1,795	19	$3,524	30	$5,319
Construction	—	—	—	—	—	—
Commercial	—	—	2	122	2	122
Commercial real estate	4	537	4	580	8	1,117
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	5	180	5	180
Other	1	6	3	159	4	165

Total	16	$2,338	33	$4,565	49	$6,903

At September 30, 2008
Residential first mortgage loans:
One- to four-family	1	$118	9	$1,379	10	$1,497
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	4	2,531	4	2,531
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	1	37	1	28	2	65
Other	—	—	—	—	—	—

Total	2	$155	14	$3,938	16	$4,093

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

At September 30, 2012, the Company classified approximately $13.8 million of our assets as special mention of which $5.9 million were commercial and commercial real estate loans, $40.4 million as substandard of which $22.3 million were commercial and commercial real estate loans, none as doubtful and none as loss. On the basis of management’s review of its assets, at September 30, 2011, we classified approximately $11.7 million of our assets as special mention, $27.6 million as substandard, $1.2 million as doubtful, and none as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2012 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board of Governors (the “Federal Reserve Board”) (as successor to the Office of Thrift Supervision), the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$8,170	$7,448	$5,815	$4,915	$4,206

Charge-offs:
Residential first mortgage loans:
One- to four-family	(2,366)	(1,175)	(190)	(117)	(60)
Construction	—	—	—	—	—
Commercial	(31)	(131)	(53)	(9)	(87)
Commercial real estate	(987)	—	(186)	(457)	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	(380)	(188)	(107)	(20)	(19)
Other	(13)	(4)	(36)	—	(27)

Total charge-offs	$(3,777)	$(1,498)	$(572)	$(603)	$(193)

Recoveries:
Residential first mortgage loans:
One- to four-family	$291	$146	$—	$—	$—
Construction	—	—	—	—	—
Commercial	26	2	—	—	—
Commercial real estate	7	—	4	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	33	14	—	—	—
Other	2	3	26	3	2

Total recoveries	$359	$165	$30	$3	$2

Net charge-offs	$(3,418)	$(1,333)	$(542)	$(600)	$(191)
Provision for loan losses	2,550	2,055	2,175	1,500	900

Balance at end of year	$7,302	$8,170	$7,448	$5,815	$4,915

Ratios:
Net charge-offs to average loans outstanding	0.44%	0.18%	0.07%	0.08%	0.03%
Allowance for loan losses to non-performing loans at end of year	30.12%	71.04%	68.48%	112.82%	124.81%
Allowance for loan losses to total loans at end of year	0.76%	1.09%	1.01%	0.79%	0.69%

As previously disclosed, the Bank’s primary federal regulator was changed from the Office of Thrift Supervision (“OTS”) to the Federal Deposit Insurance Corporation (“FDIC”) in July of 2011. Because the FDIC places a different emphasis on the timing of charge offs than the OTS did, the Company determined that a change to its allowance for loan loss process was necessary. Previously, where a loan loss was considered likely and that loss was measured, a specific allocation of the Company’s allowance for loan losses was made to cover this loss. Actual losses were charged off when the loan in question was foreclosed upon. Beginning in March of 2012, these likely losses are being charged-off against the allowance for loan losses when determined. The Company does not believe that these additional charge offs reflect any deterioration of the credit quality of the Company’s loan portfolio. These charge offs did, however, reduce the balance of the Company’s allowance for loan losses by a corresponding amount. Further, the Company believes that these charge offs have also reduced the risk perceived in the loan portfolio and that the loans loss allowance at September 30, 2012 is reasonable and adequate.

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

	2012			2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$5,401	73.97%	72.75%	$5,220	63.89%	78.10%	$4,462	59.91%	80.80%
Construction	29	0.40	0.40	8	0.10	0.10	15	0.20	0.20
Commercial	474	6.49	1.34	500	6.12	2.00	204	2.74	2.20
Commercial real estate	699	9.57	16.73	1,329	16.26	14.10	1,556	20.89	10.60
Obligations of states and political subdivisions	127	1.74	3.52	—	—	—	—	—	—
Home equity loans and lines of credit	499	6.83	5.00	622	7.62	5.40	569	7.64	5.90
Other	22	0.30	0.26	80	0.98	0.30	22	0.29	0.30

Total allocated allowance	7,251	99.30	100.00	7,759	94.97	100.00	6,828	91.67	100.00
Unallocated allowance	51	0.70	—	411	5.03	—	620	8.33	—

Total allowance for loan losses	$7,302	100.00%	100.00%	$8,170	100.00%	100.00%	$7,448	100.00%	100.00%

	2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Residential first mortgage loans:
One- to four-family	$3,796	65.28%	81.70%	$2,862	58.23%	80.30%
Construction	11	0.19	0.20	41	0.83	1.16
Commercial	248	4.27	2.20	182	3.70	1.68
Commercial real estate	1,116	19.19	9.20	1,222	24.86	9.76
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	510	8.77	6.30	475	9.67	6.67
Other	33	0.56	0.40	30	0.61	0.43

Total allocated allowance	5,714	98.26	100.00	4,812	97.90	100.00
Unallocated allowance	101	1.74	—	103	2.10	—

Total allowance for loan losses	$5,815	100.00%	100.00%	$4,915	100.00%	100.00%

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

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes.

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

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and GNMA and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and GNMA. At September 30, 2012, our mortgage-backed securities portfolio had a fair value of $215.8 million, consisting primarily of Freddie Mac, Fannie Mae and GNMA mortgage-backed securities.

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

Equity Securities. At September 30, 2012, our equity securities had a fair value of $3.4 million.

In addition, we hold Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2012 was $21.9 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2012 with a par value that was $10.3 million more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own was redeemed monthly by the FHLB-Pittsburgh. On December 23, 2008, the FHLB notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The FHLB-Pittsburgh resumed limited repurchases of excess capital stock in February 2011.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2012, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$208,265	$215,804	$196,641	$204,209	$182,046	$187,288
Obligations of state and political subdivisions	18,611	19,517	13,760	14,499	10,637	10,904
U.S. Government agency obligations	74,106	74,484	21,797	22,083	52,177	52,434
Corporate obligations	8,602	8,657	4,598	4,584	1,654	1,677
Trust-preferred securities	5,852	6,233	—	—	—	—
Other debt securities	1,476	1,512	—	—	—	—

Total debt securities	316,912	326,207	236,796	245,375	246,514	252,303
Equity securities	3,267	3,378	11	18	12	38

Total investment securities available-for-sale	$320,179	$329,585	$236,807	$245,393	$246,526	$252,341

Investment securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	12,795	13,254

Total securities held to maturity	$—	$—	$—	$—	$12,795	$13,254

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities available for sale:
U.S. Government agency obligations	$—	0.00%	$52,471	0.70%	$13,832	1.44%	$7,803	0.79%	$74,106	$74,484	0.85%
Obligations of state and political subdivisions	901	1.52%	6,335	2.64%	9,760	3.08%	1,615	5.57%	18,611	19,517	3.07%
Mortgage-backed securities	—	0.00%	372	4.82%	25,407	3.39%	182,486	2.87%	208,265	215,804	2.93%
Corporate obligations	1,560	1.98%	5,958	3.00%	500	3.10%	584	5.21%	8,602	8,657	2.97%
Trust preferred securities	999	3.17%	—	0.00%	—	0.00%	4,853	3.16%	5,852	6,233	3.16%
Other debt securities	—	0.00%	—	0.00%	—	0.00%	1,476	7.02%	1,476	1,512	7.02%

Total debt securities	3,460	2.20%	65,136	1.12%	49,499	2.78%	198,817	2.85%	316,912	326,207	2.48%
Equity securities	—	0.00%	—	0.00%	—	0.00%	3,267	5.04%	3,267	3,378	5.04%

Total investment securities available for-sale	$3,460	2.20%	$65,136	1.12%	$49,499	2.78%	$202,084	2.89%	$320,179	$329,585	2.51%

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

At September 30, 2012, our deposits totaled $995.6 million. Interest-bearing NOW, savings and club and money market deposits totaled $367.7 million at September 30, 2012. At September 30, 2012, we had a total of $586.1 million in certificates of deposit. Noninterest-bearing demand deposits totaled $41.8 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2012, we had a total of $156.8 million of brokered certificates of deposits, an increase of $35.9 million from the prior fiscal year end. Our brokered certificates of deposits range from one- to six-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2012			2011			2010
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$37,064	5.21%	0.00%	$30,236	4.93%	0.00%	$27,703	5.98%	0.00%
Interest bearing NOW	65,747	9.25%	0.04	58,795	9.58%	0.04	55,796	12.03%	0.08
Money market	117,118	16.47%	0.28	117,946	19.23%	0.47	115,545	24.93%	1.07
Savings and club	78,943	11.10%	0.10	69,732	11.37%	0.22	67,549	14.58%	0.32
Certificates of deposit	412,207	57.97%	1.71	336,668	54.89%	2.01	196,863	42.48%	2.49

Total deposits	$711,079	100.00%	1.05%	$613,377	100.00%	1.22%	$463,456	100.00%	1.88%

As of September 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $366.9 million. The following table sets forth the maturity of those certificates as of September 30, 2012.

At September 30, 2012
(In thousands)

Three months or less	$55,751
Over three months through six months	33,508
Over six months through one year	49,438
Over one year	228,250

Total	$366,947

At September 30, 2012, $270.3 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank and Federal Reserve Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands)

Balance at end of year	$43,281	$4,000	$14,719
Maximum outstanding at any month end	$43,281	$28,086	$61,013
Average balance during year	$11,712	$6,439	$22,947
Weighted average interest rate at end of year	0.30%	0.22%	0.65%
Average interest rate during year	0.27%	0.71%	0.38%

At September 30, 2012, we had the ability to borrow approximately $577 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of June30, 2012, ESSA Bank & Trust had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2012, we had 224 full-time employees and 46 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

ESSA Bank & Trust has five wholly owned subsidiaries, ESSACOR, Inc., Pocono Investment Company, ESSA Advisory Services, LLC, Integrated Financial Corporation and its fully owned subsidiary Integrated Abstract Incorporated and Integrated Delaware, Inc. ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of ESSA Bank & Trust, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100% by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(K) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania Corporation that provided investment advisory services to the general public as a former subsidiary of First Star Bank. Integrated Financial Corporation is currently inactive. Integrated Abstract Incorporated is a Pennsylvania Corporation that provides title insurance services. Integrated Delaware, Inc. is a Delaware Investment Corporation and was previously owned by First Star Bank.

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

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated, as of July 21, 2011, our former primary federal regulator, the Office of Thrift Supervision, and required ESSA Bank & Trust to be regulated by the Federal Deposit Insurance Corporation (the primary federal regulator for state-chartered banks that are not members of the Federal Reserve System). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies such as ESSA Bancorp, Inc., in addition to the bank holding companies, that it currently regulates. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Regulation by the Federal Deposit Insurance Corporation

ESSA Bank & Trust is also subject to extensive regulation, examination and supervision, among other things, by the Federal Deposit Insurance Corporation, as its primary federal regulator. Such regulation and supervision:

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

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are being applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, ESSA Bank & Trust prepaid $1.7 million in estimated assessment fees for the fourth quarter of 2009 through 2012. We recorded the payment as a prepaid expense to be amortized to expense over three years.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2012, the annualized FICO assessment was 0.66 basis point of an institution’s total assets less tier 1 capital.

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

At September 30, 2012, the ESSA Bank & Trust’s capital exceeded all applicable requirements.

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

The federal banking regulators have recently issued proposed rules that, if adopted, would significantly increase regulatory capital requirements. Among other things, the proposed rules would introduce a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets and increase the minimum Tier 1 capital risk-based capital ratio from 4.0% to 6.0% of risk-weighted assets. There would also be a new “capital conservation buffer” that would require an institution to hold an additional 2.5% of common equity tier 1 capital to risk-based assets in order to avoid restrictions on dividends and executive compensation. The proposed rules would impose stricter capital deduction requirements, incorporate and revise the current risk-weighting categories to increase risk sensitivity. If finalized, the new requirements would be phased in over a period of several years.

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

Qualified Thrift Lender Test

As a savings association, ESSA Bank & Trust must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, ESSA Bank & Trust must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. ESSA Bank & Trust also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of laws. At September 30, 2012, ESSA Bank & Trust held 86.1% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

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

Prompt Corrective Action

Under the federal Prompt Corrective Act regulations, a savings association is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

Generally, the FDIC is required to appoint a receiver or conservator for a savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the FDIC, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the FDIC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. The FDIC may also take any one of a number of discretionary supervisory actions against an undercapitalized savings association, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The recently proposed rules that would increase regulatory capital requirements would, if adopted, adjust the prompt corrective actions categories accordingly.

As of September 30, 2012, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings association was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. The Company is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria for a bank holding company to engage in such activities. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits, with specified exceptions, the acquisition or retention of more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, the effectiveness of each parties’ anti-money laundering program, and competitive factors.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued by May 19, 2010 may be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements should apply to savings and loan holding companies. However, the recent proposed rule that would establish such regulatory capital requirements fails to acknowledge the statutory transition period, thereby raising the possibility that the Federal Reserve Board will seek to apply the capital requirements sooner.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if ESSA Bank & Trust failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should ESSA Bank & Trust make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2012, ESSA Bank & Trust’s total federal pre-1988 reserve was approximately $4.3 million. This reserve reflects the cumulative effects of federal tax deductions by ESSA Bank & Trust for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2012, ESSA Bank & Trust had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2012, ESSA Bank & Trust had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from ESSA Bank & Trust as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bank & Trust’s federal income tax returns have not been audited in the most recent five-year period. The 2008, 2009 and 2010 tax years remain open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal year 2012 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. ESSA Bank & Trust is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts ESSA Bank & Trust from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of ESSA Bank & Trust. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including ESSA Bancorp, Inc. The Federal Deposit Insurance Corporation, which is currently the primary federal regulator for state banks that are not members of the Federal Reserve System, has become the primary federal regulator for state savings association such as ESSA Bank & Trust.

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

The Dodd-Frank Act requires the implementation of regulations for bank and savings and loan holding companies which establish capital standards that are no less than those applicable to depository institutions themselves. Such regulations which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities. Savings and loan holding companies such as ESSA Bancorp, Inc. have not previously been subject to regulatory capital requirements.

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

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now being based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

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

From September, 2007 through December, 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 0.25%. The federal funds rate has remained at 0.25% since December 2008 and is expected to remain at or around that level for an extended period of time. While these short term market interest rates (which we use as a guide to price our deposits) decreased, longer term market interest rates (which we use as a guide to price our longer term loans) have also decreased but not to the same degree. With the decline in shorter term market interest rates the Company’s cost of funds declined. This decline in our cost of funds was initially beneficial to our net interest spread. However, as short term market rates have remained low and longer term interest rates have also declined, the Company’s net interest margin decreased from 2.78% for the year ended September 30, 2010 to 2.65% for the year ended September 30, 2012. If market rates remain at these historic lows, there could be further negative pressure exerted on our net interest margin.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2012, the fair value of our debt securities available for sale totaled $329.6 million. Unrealized net gains on these available for sale securities totaled approximately $9.4 million at September 30, 2012 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in ESSA Bank & Trust’s Economic Value of Equity (EVE) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2012, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience an $11.6 million, or 5.8%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Over the last several years, general economic conditions continued to worsen nationally as well as in our market area. While we did not invest in sub-prime mortgages and related investments, our lending business is tied significantly to the housing market. Declines in home prices, and increases in foreclosures and unemployment levels, have adversely impacted the credit performance of real estate loans, resulting in the write-down of asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. The ongoing concern about the economy in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely affect our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

Negative Developments in the Financial Industry and the Domestic and International Credit Markets May Continue to Adversely Affect our Operations and Results.

Negative developments that began in the latter half of 2007 in the global credit and securitization markets resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn would continue. Loan portfolio quality has deteriorated at many institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2012, $160.2 million, or 16.7%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2012, our largest commercial real estate lending relationship was $5.7 million of loans located in Monroe County, Pennsylvania and secured by real estate. This loan was performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board, as successor regulator to Office of Thrift Supervision, the FDIC and the Pennsylvania Department of Banking. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, the imposition of higher capital requirements, and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. Notably, the federal banking agencies have recently proposed regulations which, if finalized, would significantly increase regulatory capital requirements for insured depository institutions as well as applying such requirements to savings and loan holding companies. We believe that we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

A Substantial Decline in the Value of Our FHLB-Pittsburgh Common Stock May Adversely Affect Our Financial Condition.

We own common stock of the FHLB-Pittsburgh in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair value of our FHLB-Pittsburgh common stock was $21.9 million as of September 30, 2012.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-Pittsburgh, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB-Pittsburgh common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition.

If the capitalization of the FHLB-Pittsburgh is substantially diminished and if it reduces or suspends its dividend, our liquidity may be adversely impaired if we are not able to obtain an alternative source of funding.

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

The following table provides certain information as of September 30, 2012 with respect to our main office located in Stroudsburg, Pennsylvania, and our twenty-six full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee Corners Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18301	Owned	1983	4,100

5801 Milford Road East Stroudsburg, PA 18324	Leased	1997	1,700

695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	420

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

143 Seven Bridge Road PO Box 1009 Marshalls Creek, PA 18335	Leased	1991	2,627

Mount Pocono Plaza 601 Route 940, Suite 23 Mt. Pocono, PA 18344	Leased	1999	536

1309 Blue Valley Drive Pen Argyl, PA 18072	Leased	2001	444

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

Route 611 1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

2836 Route 611, Ste 105 Tannersville, PA 18372	Leased	1993	611

924 Weir Lake Road Brodheadsville, PA 18322	Leased	1997	576

Tannersville Plaza Route 611 Tannersville, PA 18372	Owned	2007	2,500

2100 Route 390 Mountainhome, PA 18326	Owned	2010	2,912

1500 N. Cedar Crest Blvd, Unit 2 Allentown, PA 18104	Leased	2010	530

5580 Crawford Drive Bethlehem, PA 18017	Leased	2010	468

5020 Route 873 Schnecksville, PA 18078	Leased	2010	460

418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

14 South Main Street Nazareth, PA 18064	Leased	2012	450

471-497 Wabash Street Mountainville Plaza Allentown, PA 18103	Owned	2012	4,411

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

Moravian Village Tower Room 31 526 Wood Street Bethlehem, PA 18018	Leased	2012	160

6302 Route 309 New Tripoli, PA 18066	Owned	2012	3,460

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

Five Highland Avenue Bethlehem, PA 18017	Leased	2011	4,354

414 West Broad Street Bethlehem, PA 18018	Owned	2012	3,604

The net book value of our premises, land and equipment was $16.2 million at September 30, 2012.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2012 was 2,400. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp, Inc.’s common stock for the periods ended September 30, 2011 and September 30, 2012. The following information was provided by the Nasdaq Stock Market.

Fiscal 2012	High	Low	Dividends
Quarter ended September 30, 2012	$11.38	$10.00	$0.05
Quarter ended June 30, 2012	10.80	9.67	0.05
Quarter ended March 31, 2012	10.79	9.45	0.05
Quarter ended December 31, 2011	11.38	10.03	0.05

Fiscal 2011	High	Low	Dividends
Quarter ended September 30, 2011	$12.63	$10.44	$0.05
Quarter ended June 30, 2011	13.28	11.25	0.05
Quarter ended March 31, 2011	13.32	12.04	0.05
Quarter ended December 31, 2010	13.31	12.08	0.05

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

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock between April 4, 2007 and September 30, 2012, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

ESSA BANCORP, INC.

	Period Ending
Index	04/04/07	09/30/07	09/30/08	09/30/09	09/30/10	09/30/11	09/30/12
ESSA Bancorp, Inc.	100.00	94.65	118.72	114.32	104.14	93.99	94.77
SNL Thrift Index	100.00	91.79	47.28	36.21	36.16	30.66	39.85
Russell 2000	100.00	99.91	85.44	77.29	87.60	84.51	111.48

Source: SNL Financial LC, Charlottesville, NC

On May 27, 2008, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 15% of the Company’s outstanding shares of common stock. In June 2009 the Company announced the completion of its 15% repurchase program, having purchased 2,547,135 shares at a weighted average cost of $13.14. In June 2009 the Company announced a second repurchase program to purchase up to an additional 10% of its outstanding stock. In October 2010 the Company announced the completion of the second repurchase program, having purchased 1,499,100 shares at a weighted average cost of $12.36. In October 2010, the Company announced a third repurchase program to purchase up to an additional 5% of its outstanding stock. In April 2011, the Company announced the completion of the third repurchase program, having purchased 679,900 shares at a weighted average cost of $12.82. In May 2011, the Company announced a fourth repurchase program to purchase up to an additional 5% of its outstanding stock. In September 2011, the Company announced the completion of the fourth repurchase program, having purchased 637,200 shares at a weighted average cost of $11.57. The Company did not repurchase any stock during the year ended September 30, 2012.

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

	At September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,418,786	$1,097,480	$1,071,997	$1,042,119	$993,482
Cash and cash equivalents	15,550	41,694	10,890	18,593	12,614
Investment securities:
Available for sale	329,585	245,393	252,341	217,566	204,078
Held to maturity	—	—	12,795	6,709	11,857
Loans, net	950,355	738,619	730,842	733,580	706,890
Regulatory stock	21,914	16,882	20,727	20,727	19,188
Premises and equipment	16,170	11,494	12,189	10,620	10,662
Bank owned life insurance	27,848	23,256	15,618	15,072	14,516
Deposits	995,634	637,924	540,410	408,855	370,529
Borrowed funds	234,741	288,410	350,076	438,598	412,757
Equity	175,411	161,679	171,623	185,506	200,086

	For the Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Data:

Interest income	$45,200	$47,176	$49,257	$52,733	$52,065
Interest expense	16,132	18,280	21,306	23,739	25,642

Net interest income	29,068	28,896	27,951	28,994	26,423
Provision for loan losses	2,550	2,055	2,175	1,500	900

Net interest income after provision for loan losses	26,518	26,841	25,776	27,494	25,523
Non-interest income	6,735	6,325	6,708	5,728	4,803
Non-interest expense	33,005	26,045	26,128	24,113	21,181

Income before income tax expense	248	7,121	6,356	9,109	9,145
Income tax expense	33	1,863	1,844	2,553	3,068

Net income	$215	$5,258	$4,512	$6,556	$6,077

Earnings per share [1]
Basic	$0.02	$0.46	$0.36	$0.47	$0.39

Diluted	$0.02	$0.46	$0.36	$0.47	$0.38

	At or For the Years Ended September 30,
	2012	2011	2010	2009	2008

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.02%	0.48%	0.43%	0.64%	0.63%
Return on average equity	0.13%	3.15%	2.49%	3.42%	2.92%
Interest rate spread (1)	2.42%	2.47%	2.34%	2.40%	2.09%
Net interest margin (2)	2.65%	2.78%	2.78%	2.93%	2.88%
Efficiency ratio (3)	91.90%	75.62%	75.39%	69.45%	67.83%
Noninterest expense to average total assets	2.84%	2.39%	2.49%	2.34%	2.21%
Average interest-earning assets to average interest-bearing liabilities	116.55%	117.90%	121.11%	123.00%	128.60%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.92%	1.26%	1.20%	0.74%	0.40%
Non-performing loans as a percent of total loans	2.53%	1.54%	1.47%	0.70%	0.55%
Allowance for loan losses as a percent of non-performing loans	30.12%	71.04%	68.48%	112.82%	124.81%
Allowance for loan losses as a percent of total loans	0.76%	1.09%	1.01%	0.79%	0.69%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	19.71%	28.54%	32.60%	31.00%	30.30%
Tier 1 risk-based capital (to risk weighted assets)	11.08%	27.30%	31.35%	29.86%	29.42%
Tangible capital (to tangible assets)	18.81%	14.18%	15.07%	15.17%	15.50%
Tier 1 leverage (core) capital (to adjusted tangible assets)	18.81%	14.18%	15.07%	15.17%	15.50%
Average equity to average total assets	14.30%	15.27%	17.26%	18.59%	21.77%

Other Data:
Number of full service offices	26	17	17	13	13

(1)	The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;

•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;

•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;

•	Remaining within our risk management parameters; and

•	Employing affordable technology to increase profitability and improve customer service.

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

•

Expanding our banking franchise through branching and acquisitions. We will continue to integrate the nine former First Star Branches that we acquired during 2012. The most significant event in that integration is the conversion of the computer banking system used by the former First Star branches to the computer banking system used by ESSA Bank & Trust. The conversion is planned for January, 2013. Post conversion, all 26 ESSA Bank & Trust branches will be using the same computer banking system. We will attempt to use our stock holding company structure, to expand our market footprint through de novo branching as well as through additional acquisitions of banks, savings institutions and other financial service providers in our primary market area. We will also consider establishing de novo branches or acquiring additional financial institutions in contiguous counties. We will continue to review and assess locations for new branches both within Monroe County and the contiguous counties around Monroe. There can be no assurance that we will be able to consummate any new acquisitions or establish any additional new branches. We may continue to explore acquisition opportunities involving other banks and thrifts, and possibly financial service companies, when and as they arise, as a means of supplementing internal growth, filling gaps in our current geographic market area and expanding our customer base, product lines and internal capabilities, although we have no current plans, arrangements or understandings to make any acquisitions.

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

Comparison of Financial Condition at September 30, 2012 and September 30, 2011

Total Assets. Total assets increased $321.3 million, or 29.3%, to $1.4 billion at September 30, 2012, compared to $1.10 billion at September 30, 2011. This increase was primarily due to the acquisition of First Star Bank which was completed on July 31, 2012. Increases in investment securities available for sale, loans receivable, goodwill, deferred income taxes and other assets were partially offset by a decrease in interest-bearing deposits with other institutions.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $27.4 million, or 85.8%, to $4.5 million at September 30, 2012 from $31.9 million at September 30, 2011. The primary reason for the decrease was a decrease in the Company’s interest bearing demand deposit account at the FHLB-Pittsburgh of $27.5 million. This decrease was primarily due to the prepayment of approximately $52.0 million of former First Star FHLBank Pittsburgh advances shortly after the completion of the First Star acquisition on July 31, 2012. The funds used to complete the prepayment came from the sale of approximately $26.0 million of former First Star investment securities available for sale and approximately $26.0 million from cash. In addition, the Company prepaid approximately $8.2 million of former First Star junior subordinated debt, $10.0 million of its own repurchase agreements and $27.0 million of its own FHLB advances during September, 2012.

Investment Securities Available for Sale. Investment securities available for sale increased $84.2 million, or 34.3% to $329.6 million at September 30, 2012 from $245.4 million at September 30, 2011. The increase was due primarily to the First Star merger. The Company acquired approximately $113.0 million of investment securities available for sale from the First Star acquisition. Approximately $26.0 million of these securities were promptly sold and the proceeds used to help fund the prepayment of $52.0 million of FHLBank Pittsburgh advances.

Net Loans. Net loans increased $211.7 million, or 28.7%, to $950.4 million at September 30, 2012 from $738.6 million at September 30, 2011. The primary reasons for the increase were increases in residential and commercial real estate loans. Residential real estate loans increased by $113.1 million to $696.7 million at September 30, 2012 from $583.6 million at September 30, 2011. Residential real estate loans acquired as part of the First Star acquisition were $113.7 million. Commercial real estate loans increased by $80.8 million to $160.2 million at September 30, 2012 from $79.4 million at September 30, 2011. Commercial and commercial real estate loans acquired from First Star were $87.3 million.

Goodwill and Deferred Income Taxes. Goodwill increased to $8.5 million at September 30, 2012 from $40,000 at September 30, 2011. For the same period, deferred income taxes increased $8.3 million to $11.3 million from $3.0 million. Both of these increases were due primarily to the acquisition of First Star Bank. Please refer to Footnote 18 of the Company’s consolidated financial statements for additional details regarding the acquisition.

Other Assets. Other assets increased $16.9 million, or 130.7% to $29.8 million at September 30, 2012 from $12.9 million at September 30, 2011. The primary reasons for the increase were increases in accounts receivable of $6.7 million at September 30, 2012 compared to September 30, 2011 and in the Company’s investment in low income tax credits of $5.0 million for the same period. Accounts receivable increased primarily due to $6.0 million of brokered deposits that the Company contracted for prior to September 30, 2012 but for which the funds were not received until October 1, 2012. As previously disclosed, the Company has committed approximately $8.0 to a low income housing project of which $7.4 million had been disbursed at September 30, 2012.

Deposits. Deposits increased by $357.7 million, or 56.1%, to $995.6 million at September 30, 2012 from $637.9 million at September 30, 2011. The Company acquired $340.1 million of deposits as a result of the First Star merger. Overall, the increases in deposits at September 30, 2012 compared to September 30, 2011 included increases in non-interest bearing demand accounts of $8.5 million or 25.4%, NOW accounts of $44.8 million or 68.9%, money market accounts of $41.0 million or 35.8%, savings and club accounts of $29.1 million or 39.8% and certificates of deposit of $234.3 million or 66.6%. Included in the certificates of deposit was an increase of $36.0 million or 29.7% in brokered certificates of deposit. The increase in brokered certificates of deposit was the result of the Company’s decision to purchase brokered certificates based on cost compared to other available funding sources. At September 30, 2012, the Company had $156.8 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, decreased $53.7 million or 18.6% to $234.7 million at September 30, 2012 from $288.4 million at September 30, 2011. Included in borrowed funds at September 30, 2012 were $45.0 million of repurchase agreements with various financial institution third parties. Except for these borrowings, all borrowed funds are from the FHLB. The decrease in borrowed funds was primarily due to the use of cheaper funding sources to replace maturing FHLB borrowings. Additionally, as previously announced the Company prepaid $10.0 million of longer term, higher costing repurchase agreements and $27.0 million of FHLB borrowings during September, 2012.

Stockholders’ Equity. Stockholders’ equity increased by $13.7 million, or 8.5% to $175.4 million at September 30, 2012 from $161.7 million at September 30, 2011. The primary reason for the increase was the issuance of approximately 1.2 million additional shares of ESSA Bancorp common stock as a result of the merger with First Star. As previously disclosed, the total purchase price of the First Star acquisition was $24.6 million. As per the merger agreement, one half of the purchase price, or $12.3 million, was paid for with ESSA Bancorp common stock.

Comparison of Operating Results for the Years Ended September 30, 2012 and September 30, 2011

Net Income. Net income decreased $5.0 million, or 95.9%, to $215,000 for the fiscal year ended September 30, 2012 from $5.3 million for the fiscal year ended September 30, 2011. The decrease was primarily due to $1.4 million in merger related costs and $4.6 million in prepayment penalties incurred on borrowings during the year ended September 30, 2012.

Net Interest Income. Net interest income increased by $172,000, or 0.60%, to $29.1 million for fiscal year 2012 from $28.9 million for fiscal year 2011.

Interest Income. Interest income decreased $2.0 million or 4.2% to $45.2 million for fiscal year 2012 from $47.2 million for fiscal year 2011. The decrease resulted from a 41 basis point decrease in the overall yield on interest earning assets to 4.13% for fiscal year 2012 from 4.54% for fiscal year 2011 which decreased interest income by $4.1 million. This decrease was partially offset by a $55.2 million increase in average interest earning assets which had the effect of increasing interest income by $2.1 million. The increase in average interest earning assets during 2012 compared to 2011 included increases in average loans of $34.7 million, average investments of $18.2 million and average other interest earning assets of $6.6 million. These increases were partially offset by decreases in average mortgage-backed securities of $2.2 million and regulatory stock of $2.1 million. The average yield on loans decreased to 4.90% for the fiscal year 2012, from 5.2% for the fiscal year 2011. The average yields on investment securities decreased to 2.13% from 2.56% and the average yields on mortgage backed securities decreased to 2.61% from 3.36% for the 2012 and 2011 periods, respectively.

Interest Expense. Interest expense decreased $2.1 million, or 11.8% to $16.1 million for fiscal year 2012 from $18.3 million for fiscal year 2011. The decrease resulted from a 36 basis point decrease in the overall cost of interest-bearing liabilities to 1.71% for fiscal 2012 from 2.07% for fiscal 2011 which decreased interest expense by $2.4 million. A $57.5 million increase in average interest-bearing liabilities had the effect of increasing interest expense by $287,000 as borrowed funds matured and were replaced by lower cost alternatives. Average savings and club accounts increased by $9.2 million, average NOW accounts increased $7.0 million, average money market accounts decreased $828,000 and average certificates of deposit increased $75.5 million. For fiscal 2012, average borrowed funds decreased $33.3 million over 2011. The cost of money market accounts decreased to 0.28% for fiscal year 2012 from 0.47% for fiscal year 2011. The cost of savings and club accounts decreased to 0.10% for fiscal 2012 from 0.22% for fiscal 2011. The cost of certificates of deposit decreased to 1.71% from 2.01% and the cost of borrowed funds decreased to 3.24% from 3.60% for fiscal 2012 and 2011, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $2.6 million for fiscal year 2012 compared to a $2.1 million provision for the 2011 fiscal year. The allowance for loan losses was $7.3 million or 0.76% of loans outstanding at September 30, 2012, compared to $8.2 million, or 1.09% of loans outstanding at September 30, 2011.

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

Non-Interest Income. Non-interest income increased $410,000 or 6.5%, to $6.7 million for the year ended September 30, 2012, from $6.3 million for the comparable 2011 period. The increase was primarily due to increases in earnings on bank-owned life insurance of $168,000 and insurance commissions of $387,000 which were partially offset by a decrease in the gains on the sales of loans and investments of $156,000. Earnings on bank-owned life insurance increased during fiscal 2012 as a result of the purchase of $7.0 million of additional bank-owned life insurance during fiscal 2011. Insurance commissions increased in fiscal 2012 because the Company’s insurance subsidiary was not purchased until the third quarter of fiscal 2011.

Non-Interest Expense. Non-interest expense increased $7.0 million, or 26.7%, to $33.0 million for fiscal year 2012 from $26.0 million for the comparable period in 2011. The primary reasons for the increase were the increases in merger related costs of $1.4 million and prepayment penalties on borrowings of $4.6 million.

Income Taxes. Income tax expense of $33,000 was recognized for fiscal year 2012 compared to an income tax expense of $1.9 million recognized for fiscal year 2011. The primary reason for the decline was the decline in income before income taxes of $6.9 million.

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

Interest Income. Interest income decreased $2.1 million or 4.2% to $47.2 million for fiscal year 2011 from $49.3 million for fiscal year 2010. The decrease resulted from a 37 basis point decrease in the overall yield on interest earning assets to 4.54% for fiscal year 2011 from 4.91% for fiscal year 2010 which decreased interest income by $4.7 million. This decrease was partially offset by a $35.4 million increase in average interest earning assets which had the effect of increasing interest income by $2.6 million. The average balance of loans during 2011 increased $12.2 million over the average balance during 2010, along with decreases in the average balance of investment securities of $2.0 million and increases in mortgage-backed securities of $24.6 million. In addition, average FHLB stock decreased $2.1 million and the average balance of other interest earning assets increased $2.7 million. The primary reason for the increase in mortgage backed securities was the investment of deposit and loan proceeds in excess of those needed to fund loan growth. As a member of the FHLB system, the Bank maintains an investment in the capital stock of the FHLB in an amount not less than 45 basis points of the outstanding FHLB member asset value plus 4.6% of its outstanding FHLB borrowings, as calculated throughout the year. On December 23, 2008, the FHLB notified its members, including the Company, that it was suspending the payment of dividends on its capital stock and the repurchase of excess capital stock until further notice. The FHLB began repurchasing capital stock in February 2011. The increase in average other interest earning assets was the result of an increase in the average balance of interest earning deposits held by the Company in its FHLB demand account of $2.7 million. The average yield on loans decreased to 5.2% for the fiscal year 2011, from 5.51% for the fiscal year 2010. The average yields on investment securities decreased to 2.56% from 2.72% and the average yields on mortgage backed securities decreased to 3.36% from 3.97% for the 2011 and 2010 periods, respectively.

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

	For the Years Ended September 30,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans(1) (2)	$783,444	$38,384	4.90%	$748,765	$38,949	5.20%	$736,540	$40,598	5.51%
Investment securities
Taxable(3)	58,643	1,116	1.90%	43,629	869	1.99%	44,148	916	2.07%
Exempt from federal income tax(3) (4)	8,731	209	3.63%	5,516	258	7.09%	7,025	315	6.79%

Total investment securities	67,374	1,325	2.13%	49,145	1,127	2.56%	51,173	1,231	2.72%
Mortgage-backed securities	209,161	5,467	2.61%	211,382	7,095	3.36%	186,748	7,421	3.97%
Regulatory stock	16,521	—	0.00%	18,626	—	0.00%	20,727	—	0.00%
Other	19,917	24	0.12%	13,315	5	0.04%	10,633	7	0.07%

Total interest-earning assets	1,096,417	45,200	4.13%	1,041,233	47,176	4.54%	1,005,821	49,257	4.91%
Allowance for loan losses	(7,899)			(7,967)			(6,547)
Noninterest-earning assets	69,458			58,031			50,609

Total assets	$1,157,976			$1,091,297			$1,049,883

Interest-bearing liabilities:
NOW accounts	$65,747	25	0.04%	$58,795	25	0.04%	$55,796	42	0.08%
Money market accounts	117,118	327	0.28%	117,946	552	0.47%	115,545	1,235	1.07%
Savings and club accounts	78,943	80	0.10%	69,732	156	0.22%	67,549	213	0.32%
Certificates of deposit	412,207	7,054	1.71%	336,668	6,754	2.01%	196,863	4,896	2.49%
Borrowed funds	266,691	8,646	3.24%	300,024	10,793	3.60%	394,772	14,920	3.78%

Total interest-bearing liabilities	940,706	16,132	1.71%	883,165	18,280	2.07%	830,525	21,306	2.57%
Non-interest bearing demand accounts	37,064			30,236			27,703
Noninterest-bearing liabilities	14,618			11,280			10,473

Total liabilities	992,388			924,681			868,701
Equity	165,588			166,616			181,182

Total liabilities and equity	$1,157,976			$1,091,297			$1,049,883

Net interest income		$29,068			$28,896			$27,951

Interest rate spread			2.42%			2.47%			2.34%
Net interest-earning assets	$155,711			$158,068			$175,296

Net interest margin(5)			2.65%			2.78%			2.78%
Average interest-earning assets to average interest-bearing liabilities		116.55%			117.90%			121.11%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized revenues (costs) on loans totaling $1,000 in 2012, $35,000 for 2011, and $95,000 for 2010.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2012 vs. 2011			For the Years Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$1,754	$(2,319)	$(565)	$690	$(2,339)	$(1,649)
Investment securities	470	(272)	198	(83)	(21)	(104)
Mortgage-backed securities	(77)	(1,551)	(1,628)	1,978	(2,304)	(326)
Other	1	18	19	2	(4)	(2)

Total interest-earning assets	2,148	(4,124)	(1,976)	2,587	(4,668)	(2,081)

Interest-bearing liabilities:
NOW accounts	—	—	—	(2)	(15)	(17)
Money market accounts	(4)	(221)	(225)	25	(708)	(683)
Savings and club accounts	24	(100)	(76)	7	(64)	(57)
Certificates of deposit	1,397	(1,097)	300	2,948	(1,090)	1,858
Borrowed funds	(1,130)	(1,017)	(2,147)	(3,444)	(683)	(4,127)

Total interest-bearing liabilities	287	(2,435)	(2,148)	(466)	(2,560)	(3,026)

Net change in interest income	$1,861	$(1,689)	$172	$3,053	$(2,108)	$945

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2012, the level of net interest income at risk in a 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income. Due to the inability to reduce many deposit rates by the full 200 basis points, the Company’s net interest income at risk in a 100 basis point decline was within the Company’s policy limit of a decline of less than 10% of net interest income.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet both our short-term and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2012, $15.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $3.5 million at September 30, 2012. As of September 30, 2012, we had $189.7 million in borrowings outstanding from the FHLB-Pittsburgh and $45.0 million in repurchase agreements. We have access to FHLB advances of up to approximately $577 million.

At September 30, 2012, we had $63.5 million in loan commitments outstanding, which included $5.6 million in undisbursed construction loans, $32.6 million in unused home equity lines of credit and $6.2 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2012 totaled $270.3 million, or 46.1% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $5.3 million, $10.2 million and $7.4 million for the years ended September 30, 2012, 2011 and 2010, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by/(used) in investing activities was $75.4 million, $4.1 million and $(38.7) million in fiscal years 2012, 2011 and 2010, respectively, principally reflecting our loan and investment security activities in the respective periods along with our acquisition of First Star Bank in 2012. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $92.0 million, $96.8 million and $143.0 million in the years ended September 30, 2012, 2011 and 2010, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $117.5 million, $120.9 million and $112.0 million in the years ended September 30, 2012, 2011 and 2010, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash (used)/provided of $(106.9) million in fiscal year 2012, $16.5 million in fiscal year 2011 and $23.6 million in fiscal year 2010. In addition, during fiscal 2011 we used $16.9 million and in fiscal 2010 we used $17.0 million to repurchase our stock as part of previously disclosed stock repurchase plans.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)

Long-term debt	$130,281	$42,010	$46,550	$15,900	$234,741
Operating leases	575	1,018	718	1,350	3,661
Certificates of deposit	270,280	209,239	94,435	12,181	586,135

Total	$401,136	$252,267	$141,703	$29,431	$824,537

Commitments to extend credit	$24,705	$—	$—	$38,750	$63,455

We also have obligations under our post retirement plan as described in note 14 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $600,000 to our post retirement plan in 2013.

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

For fiscal year 2012, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

As permitted, the Company has excluded the current year acquisition of First Star Bancorp, Inc. from its assessment of internal controls over financial reporting as of September 30, 2012. As discussed in Item 1 of this annual report under the caption “Business” and in Note 18 of the Company’s consolidated financial statements included in this annual report, the Company completed its acquisition of First Star Bancorp, Inc. on July 31, 2012.

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp, Inc.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. See the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Nominees for Directors,” “— Continuing Directors,” “— Board Meetings and Committees,” “— Executive Officers of the Bank Who Are Not Also Directors,” “Corporate Governance, Code of Ethics and Business conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on March 8, 2013 (the “Proxy Statement”) and is incorporated herein by reference.

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

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2012 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheet - at September 30, 2012 and 2011

(C)	Consolidated Statement of Income - Years ended September 30, 2012, 2011 and 2010

(D)	Consolidated Statement of Changes In Stockholders’ Equity - Years ended September 30, 2012, 2011 and 2010

(E)	Consolidated Statement of Cash Flows - Years ended September 30, 2012, 2011 and 2010

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

10.10	ESSA Bancorp, Inc. 2007 Equity Incentive Plan****

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, A.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Definition Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
****	Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on April 4, 2008.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL

OVER FINANCIAL REPORTING

ESSA Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of the Company, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

As permitted, the Company has excluded the current year acquisition of First Star Bancorp, Inc. from its assessment of internal control over financial reporting as of September 30, 2012. As discussed in Note 18 of the Company’s consolidated financial statements, the Company completed its acquisition of First Star Bancorp, Inc. on July 31, 2012.

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2012, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2012, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2012

Corporate Center:    200 Palmer Street  PO Box L Stroudsburg, PA 18360-0160  570-421-0531    Fax: 570-421-7158

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

We have audited ESSA Bancorp, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in the Report on Management’s Assessment of Internal Control Over Financial Reporting, management has excluded First Star Bancorp, Inc. from its assessment of internal control over financial reporting as of September 30, 2012, because it was acquired by ESSA Bancorp, Inc. in a purchase business combination in the fourth quarter of 2012. We have also excluded First Star Bancorp, Inc. from our audit of internal control over financial reporting.

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

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. as of September 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012, and our report dated December 14, 2012, expressed an unqualified opinion.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania
December 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of ESSA Bancorp, Inc. and subsidiary as of September 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. These consolidated financial statements are the responsibility of the ESSA Bancorp, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2012, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania
December 14, 2012

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2012	2011
	(dollars in thousands)
ASSETS
Cash and due from banks	$11,034	$9,801
Interest-bearing deposits with other institutions	4,516	31,893

Total cash and cash equivalents	15,550	41,694
Certificates of deposit	1,266	—
Investment securities available for sale, at fair value	329,585	245,393
Loans receivable (net of allowance for loan losses of $7,302 and $8,170)	950,355	738,619
Regulatory stock, at cost	21,914	16,882
Premises and equipment, net	16,170	11,494
Bank-owned life insurance	27,848	23,256
Foreclosed real estate	2,998	2,356
Intangible assets, net	3,457	1,825
Goodwill	8,541	40
Deferred income taxes	11,336	2,993
Other assets	29,766	12,928

TOTAL ASSETS	$1,418,786	$1,097,480

LIABILITIES
Deposits	$995,634	$637,924
Short-term borrowings	43,281	4,000
Other borrowings	191,460	284,410
Advances by borrowers for taxes and insurance	3,432	1,381
Other liabilities	9,568	8,086

TOTAL LIABILITIES	1,243,375	935,801

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 and 16,980,900 issued; 13,229,908 and 12,109,622 outstanding at September 30, 2012 and 2011, respectively)	181	170
Additional paid-in capital	181,220	166,758
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(10,985)	(11,438)
Retained earnings	65,181	67,215
Treasury stock, at cost; 4,903,187 and 4,871,278 shares outstanding at September 30, 2012 and 2011, respectively	(61,944)	(61,612)
Accumulated other comprehensive income	1,758	586

TOTAL STOCKHOLDERS’ EQUITY	175,411	161,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,418,786	$1,097,480

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
INTEREST INCOME
Loans receivable, including fees	$38,384	$38,949	$40,598
Investment securities:
Taxable	6,583	7,964	8,337
Exempt from federal income tax	209	258	315
Other investment income	24	5	7

Total interest income	45,200	47,176	49,257

INTEREST EXPENSE
Deposits	7,486	7,486	6,386
Short-term borrowings	32	46	88
Other borrowings	8,614	10,748	14,832

Total interest expense	16,132	18,280	21,306

NET INTEREST INCOME	29,068	28,896	27,951
Provision for loan losses	2,550	2,055	2,175

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,518	26,841	25,776

NON-INTEREST INCOME
Service fees on deposit accounts	2,871	3,019	3,191
Services charges and fees on loans	747	639	515
Trust and investment fees	905	851	842
Gain on sale of investments, net	343	778	1,220
Gain on sale of loans, net	282	3	354
Earnings on bank-owned life insurance	806	638	547
Insurance commissions	748	361	—
Other	33	36	39

Total non-interest income	6,735	6,325	6,708

NON-INTEREST EXPENSE
Compensation and employee benefits	16,284	15,865	14,981
Occupancy and equipment	3,178	3,071	2,951
Professional fees	1,368	1,488	1,491
Data processing	2,058	1,876	1,971
Advertising	415	658	626
Federal Deposit Insurance Corporation (“FDIC”) premiums	783	763	821
Loss on foreclosed real estate	112	35	1,200
Merger related costs	1,379	—	—
Prepayment penalties on borrowings	4,644	—	—
Amortization of intangible assets	436	135	—
Other	2,348	2,154	2,087

Total non-interest expense	33,005	26,045	26,128

Income before income taxes	248	7,121	6,356
Income taxes	33	1,863	1,844

NET INCOME	$215	$5,258	$4,512

Earnings per share:
Basic	$0.02	$0.46	$0.36
Diluted	$0.02	$0.46	$0.36

Dividends per share:	$0.20	$0.20	$0.20

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income (Loss)
			(dollars in thousands)
Balance, September 30, 2009	14,878,620	$170	$162,243	$(12,339)	$62,337	$(27,695)	$790	$185,506

Net income					4,512			4,512	$4,512
Other comprehensive loss:
Unrealized loss on securities
available for sale, net of income tax benefit of $226							(438)	(438)	(438)
Change in unrecognized pension cost, net of income taxes of $466							(904)	(904)	(904)

Comprehensive income									$3,170

Cash dividends declared ($.20 per share)					(2,577)			(2,577)
Stock-based compensation			2,143					2,143
Allocation of ESOP stock			108	448				556
Treasury shares purchased	(1,396,008)					(17,175)		(17,175)

Balance, September 30, 2010	13,482,612	170	164,494	(11,891)	64,272	(44,870)	(552)	171,623

Net income					5,258			5,258	$5,258
Other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes of $942							1,828	1,828	1,828
Change in unrecognized pension cost, net of income tax benefit of $355							(690)	(690)	(690)

Comprehensive income									$6,396

Cash dividends declared ($.20 per share)					(2,315)			(2,315)
Stock-based compensation			2,162					2,162
Allocation of ESOP stock			102	453				555
Treasury shares purchased	(1,372,990)					(16,742)		(16,742)

Balance, September 30, 2011	12,109,622	170	166,758	(11,438)	67,215	(61,612)	586	161,679

Net income					215			215	$215
Other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $279							541	541	541
Change in unrecognized pension cost, net of income taxes of $325							631	631	631

Comprehensive income									$1,387

Cash dividends declared ($.20 per share)					(2,249)			(2,249)
Stock-based compensation			2,151					2,151
Allocation of ESOP stock			16	453				469
Treasury shares purchased	(31,909)					(332)		(332)
First Star Bank acquisition	1,152,195	11	12,295					12,306

Balance, September 30, 2012	13,229,908	$181	$181,220	$(10,985)	$65,181	$(61,944)	$1,758	$175,411

	2012	2011	2010
Components of other comprehensive income (loss):
Change in net unrealized gain (loss) on investment securities available for sale	$315	$1,315	$(1,243)
Realized gains included in net income, net of taxes of $117, $265, and $415 in 2012, 2011, and 2010, respectively	226	513	805
Change in unrealized pension cost, net of (tax) benefit of $(325), $355, and $466 in 2012, 2011, and 2010, respectively	631	(690)	(904)

Total	$1,172	$1,138	$(1,342)

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$215	$5,258	$4,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,550	2,055	2,175
Provision for depreciation and amortization	986	1,082	1,228
Amortization and accretion of discounts and premiums, net	1,567	1,195	775
Net gain on sale of investment securities	(343)	(778)	(1,220)
Gain on sale of loans, net	(282)	(3)	(354)
Origination of mortgage loans sold	(7,966)	(97)	(13,478)
Proceeds from sale of mortgage loans originated for sale	8,248	100	13,832
Compensation expense on ESOP	469	555	556
Stock-based compensation	2,151	2,162	2,143
Decrease in accrued interest receivable	73	199	27
Decrease in accrued interest payable	(836)	(161)	(140)
Earnings on bank-owned life insurance	(806)	(638)	(547)
Deferred federal income taxes	1,825	(274)	(177)
(Increase) decrease in prepaid FDIC insurance premiums	(1,340)	699	(1,293)
Increase in accrued pension liability	379	419	575
Loss on foreclosed real estate	112	35	1,200
Amortization of identifiable intangible assets	436	135	—
Other, net	(2,111)	(1,755)	(2,397)

Net cash provided by operating activities	5,327	10,188	7,417

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	—	—	5,385
Purchase of certificates of deposit	(1,250)	—	—
Investment securities available for sale:
Proceeds from sale of investment securities	44,844	18,856	43,471
Proceeds from principal repayments and maturities	72,667	93,711	64,445
Purchases	(91,967)	(96,814)	(143,023)
Investment securities held to maturity:
Proceeds from sale of investment securities	—	5,787	—
Proceeds from principal repayments and maturities	—	2,523	4,065
Purchases	—	(2,001)	(10,163)
Increase in loans receivable, net	(4,353)	(13,276)	(268)
Redemption of FHLB stock	3,793	3,845	—
Purchase of bank-owned life insurance	(8)	(7,000)	—
Investment in limited partnership	(4,951)	(2,441)	—
Proceeds from sale of foreclosed real estate	2,354	3,318	308
Capital improvements to foreclosed real estate	(30)	(46)	(71)
Purchase of insurance subsidiary	—	(2,025)	—
Investment in insurance subsidiary	(374)	—	—
Acquisition, net of cash acquired	55,472	—	—
Purchase of premises, equipment, and software	(799)	(353)	(2,813)

Net cash provided by (used for) investing activities	75,398	4,084	(38,664)

FINANCING ACTIVITIES
Increase in deposits, net	12,044	97,514	131,555
Net increase (decrease) in short-term borrowings	39,281	(10,719)	(33,372)
Proceeds from other borrowings	23,150	38,300	20,350
Repayment of other borrowings	(177,338)	(89,247)	(75,500)
Increase (decrease) in advances by borrowers for taxes and insurance	(1,425)	(84)	88
Purchase of treasury stock shares	(332)	(16,917)	(17,000)
Dividends on common stock	(2,249)	(2,315)	(2,577)

Net cash (used for) provided by financing activities	(106,869)	16,532	23,544

Increase (decrease) in cash and cash equivalents	(26,144)	30,804	(7,703)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,694	10,890	18,593

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,550	$41,694	$10,890

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$16,489	$18,441	$21,446
Income taxes	300	2,475	1,869
Noncash items:
Transfers from loans to foreclosed real estate	2,685	3,349	926
Treasury stock payable	—	(175)	175
Transfers from held to maturity investments to available for sale investments	—	(6,442)	—
Brokered certificate purchase	5,597	—	—
Acquisition of insurance company:
Cash paid:	—	(2,025)	—
Acquisition of First Star Bank:
Cash paid:	24,611	—	—
Noncash assets acquired
Investments available for sale	110,140	—	—
Certificates of deposit	16	—	—
Loans receivable	212,617	—	—
Regulatory stock	8,825	—	—
Premises and equipment	4,881	—	—
Bank-owned life insurance	3,778	—	—
Foreclosed real estate	393	—	—
Accrued interest receivable	1,059	—	—
Intangible assets	2,068	1,960	—
Goodwill	8,127	40	—
Deferred tax assets	11,760	—	—
Other assets	1,702	—	—

	365,366	2,000	—
Liabilities assumed:
Certificates of deposit	221,442	—	—
Deposits other than certificates of deposit	118,627	—	—
Borrowings	61,238	—	—
Advances by borrowers for taxes and insurance	3,476	—	—
Accrued interest payable	479	—	—
Other liabilities	3,270	—	—

	408,532	—	—

Net Noncash Assets Acquired	(43,166)	2,000	—

Cash Acquired	67,777	—	—

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; Integrated Delaware, Inc. and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision as a savings and loan holding company by the Federal Reserve Board. The Bank is a Pennsylvania-chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton and Lehigh counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Banking Department and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100 percent by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short-term and long-term disability, dental, vision, and 401(k) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania Corporation that provided investment advisory services to the general public as a former subsidiary of First Star. The Company acquired First Star Bank in a transaction that closed on July 31, 2012. Integrated Financial Corporation is currently inactive. Integrated Delaware, Inc. is a Delaware Investment Corporation and was previously owned by First Star Bank. Integrated Abstract Incorporated is a Pennsylvania Corporation that provides title insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Securities

The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. During the year ended September 30, 2011, the Company decided to change its intent to hold securities in the held-to-maturity portfolio until maturity. In accordance with existing accounting guidance, the remaining securities in held to maturity were transferred to and accounted for as available for sale.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.

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

Loans Acquired

Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Acquired (Continued)

cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

For purchased loans acquired that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 35 basis points of the outstanding member asset value plus 4.6 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) The liquidity position of the Federal Home Loan Bank.

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh has reported profits for 2011, remains in compliance with regulatory capital and liquidity requirements, and continues to make redemptions at the par value. With consideration given these factors, management concluded that the stock was not impaired at September 30, 2012.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2012 and 2011, were not impaired. Total servicing assets included in other assets as of September 30, 2012 and 2011, were $365,000 and $248,000, respectively.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Bank-Owned Life Insurance (“BOLI”)

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheet, and any increase in cash surrender value is recorded as noninterest income on the Consolidated Statement of Income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as non-interest income.

Foreclosed Real Estate

Real estate owned acquired in settlement of foreclosed loans is carried at fair value minus estimated costs to sell. Valuation allowances for estimated losses are provided when the carrying value of the real estate acquired exceeds fair value minus estimated costs to sell. Operating expenses of such properties, net of related income, are expensed in the period incurred.

Goodwill and Intangible Assets

Goodwill is not amortized, but it is tested at least annually for impairment, in the fourth quarter or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2012 or 2011.

The other intangibles are assigned useful lives, which are amortized on an accelerated basis over their weighted average lives. The Company periodically review the intangible asset for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

The following tables provide information for the carrying amount of goodwill and intangible assets.

Goodwill	2012	2011
Balance at beginning of year	$40	$—
Goodwill acquired	8,501	40

Balance at end of year	$8,541	$40

Intangibles	2012	2011
Balance at beginning of year	$1,825	$—
Intangible assets acquired	2,068	1,960
Amortization	(436)	(135)

Balance at end of year	$3,457	$1,825

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets (Continued)

Amortizable intangible assets were composed of the following:

		September 30,
		2012	2011
	Gross Carrying Amount	Accumulated Amortization
	(Dollar amounts in thousands)

Customer data	$2,408	$283	$71
Employment obligations	1,620	288	64

	$4,028	$571	$135

	2012	2011
Aggregate amortization expense:
For the years ended September 30	436	135

Estimated amortization expense:

2013	$991,000
2014	870,000
2015	477,000
2016	382,000
2017	267,000
2018	180,000
2019	81,000
2020	81,000
2021	78,000
2022	50,000

$3,457,000

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

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2012	2011	2010
Net unrealized gain on securities available for sale	$6,208	$5,667	$3,839
Net unrecognized pension cost	(4,450)	(5,081)	(4,391)

Total	$1,758	$586	$(552)

Fair Value Measurements

We group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level I — Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level II — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level III — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has presented the necessary disclosures in Note 16, herein.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2012, 2011, and 2010.

	2012	2011	2010
Weighted-average common shares outstanding	17,172,932	16,980,900	16,980,900

Average treasury stock shares	(4,882,611)	(4,089,417)	(2,736,207)

Average unearned ESOP shares	(1,109,012)	(1,154,272)	(1,199,548)

Average unearned nonvested shares	(130,626)	(249,296)	(368,008)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	11,050,683	11,487,915	12,677,137

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—	—

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	11,050,683	11,487,915	12,677,137

At September 30, 2012, there were 76,716 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2011, there were 195,262 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2010, there were 313,288 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$111,145	$4,652	$(3)	$115,794
Freddie Mac	48,913	1,952	(11)	50,854
Governmental National Mortgage Association	43,164	803	(16)	43,951
Other mortgage-backed securities	5,043	162	—	5,205

Total mortgage-backed securities	208,265	7,569	(30)	215,804
Obligations of states and political subdivisions	18,611	906	—	19,517
U.S. government agency securities	74,106	379	(1)	74,484
Corporate obligations	8,602	146	(91)	8,657
Trust-preferred securities	5,852	382	(1)	6,233
Other debt securities	1,476	36	—	1,512

Total debt securities	316,912	9,418	(123)	326,207
Equity securities - financial services	3,267	111	—	3,378

Total	$320,179	$9,529	$(123)	$329,585

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$118,945	$4,618	$(11)	$123,552
Freddie Mac	47,449	2,207	—	49,656
Governmental National Mortgage Association	30,247	802	(48)	31,001

Total mortgage-backed securities	196,641	7,627	(59)	204,209
Obligations of states and political subdivisions	13,760	789	(50)	14,499
U.S. government agency securities	21,797	289	(3)	22,083
Corporate obligations	4,598	26	(40)	4,584

Total debt securities	236,796	8,731	(152)	245,375
Equity securities - financial services	11	7	—	18

Total	$236,807	$8,738	$(152)	$245,393

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,460	$3,474
Due after one year through five years	65,136	65,690
Due after five years through ten years	49,499	51,110
Due after ten years	198,817	205,933

Total	$316,912	$326,207

For the years ended September 30, 2012, 2011, and 2010, the Company realized gross gains of $343,000, 792,000, and $1,220,000, and gross losses of $0, $14,000 and $0, respectively, and proceeds from the sale of investment securities of $44,844,000, $24,643,000, and $43,471,000 respectively. During the fourth quarter of 2012, the Company sold $26.7 million of investment securities which were acquired in the merger with First Star Bank. The Company realized no gain or loss from the sale of these securities.

Investment securities with carrying values of $22,832,000 and $25,258,000 at September 30, 2012 and 2011, respectively, were pledged to secure public deposits and other purposes as required by law. Securities sold under agreements to repurchase and other borrowings are secured by U.S. government agency and mortgage-backed securities with a carrying value of $56,947,000 and $70,270,000 at September 30, 2012 and 2011, respectively.

4.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	3	$4,083	$(3)	$—	$—	$4,083	$(3)
Freddie Mac	1	2,002	(11)	—	—	2,002	(11)
Governmental National Mortgage Association securities	5	6,090	(16)	—	—	6,090	(16)
U.S. government agency securities	1	999	(1)	—	—	999	(1)
Corporate obligations	5	1,059	(25)	1,434	(66)	2,493	(91)
Trust-preferred securities	1	998	(1)	—	—	998	(1)

Total	16	$15,231	$(57)	$1,434	$(66)	$16,665	$(123)

4.	UNREALIZED LOSSES ON SECURITIES (Continued)

	2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	3	$5,156	$(11)	$—	$—	$5,156	$(11)
Governmental National Mortgage Association securities	4	2,723	(11)	4,440	(37)	7,163	(48)
Obligations of states and political subdivisions	2	1,403	(50)	—	—	1,403	(50)
U.S. government agency securities	2	3,045	(3)	—	—	3,045	(3)
Corporate obligations	3	1,460	(40)	—	—	1,460	(40)

Total	14	$13,787	$(115)	$4,440	$(37)	$18,227	$(152)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, corporate obligations, and debt obligations of a U.S. state or political subdivision.

The Company reviews its position quarterly and has asserted that at September 30, 2012 and 2011, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2012, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. The Company has concluded that any impairment of its investment securities portfolio at September 30, 2012 and 2011, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

5.	LOANS RECEIVABLE

Included in the 2012 balances are loans acquired from First Star Bank, as of the acquisition date as follows:

Real estate loans:
Residential	$113,697
Commercial real estate	—

Commercial	87,281
Obligations of states and political subdivisions	—
Home equity loans and lines of credit	10,627
Other	525

Total loans	$212,130

5.	LOANS RECEIVABLE (Continued)

Loans receivable consist of the following (in thousands):

	2012	2011

Real estate loans:
Residential	$696,696	$583,599
Construction	3,805	691
Commercial	160,192	79,362
Commercial	12,818	14,766
Obligations of states and political subdivisions	33,736	25,869
Home equity loans and lines of credit	47,925	40,484
Other	2,485	2,018

	957,657	746,789
Less allowance for loan losses	7,302	8,170

Net loans	$950,355	$738,619

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between July 31, 2012 (the “acquisition date”) and September 30, 2012. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality was $7.5 million at September 30, 2012.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the First Star acquisition was $12.9 million and the estimated fair value of the loans was $7.3 million. Total contractually required payments on these loans, including interest, at the acquisition date was $13.9 million. However, the Company’s preliminary estimate of expected cash flows was $8.8 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $5.1 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $1.4 million on the acquisition date relating to these impaired loans.

5.	LOANS RECEIVABLE (Continued)

The carrying value of the loans acquired and accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the First Star acquisition as of July 31, 2012:

Unpaid principal balance	$12,922
Interest	968

Contractual cash flows	13,890
Non-accretable discount	(5,137)

Expected cash flows	8,753
Accretable discount	(1,432)

Estimated fair value	$7,321

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the period ended September 30, 2012.

Balance at acquisition	$1,432
Accretion	(334)

Balance at end of period	$1,098

	July 31, 2012	September 30, 2012
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding Balance	12,922	12,527
Carrying Amount	7,321	7,500

There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of July 31, 2012, or September 30, 2012. In addition, there has been no allowance for loan losses reversed.

Loans serviced by the Company for others amounted to $82,263,000 and $37,519,000, at September 30, 2012, and 2011, respectively.

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2012 and 2011, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2012, 2011, and 2010, the Company had nonaccrual loans of $23,707,000, $10,971,000, and $10,516,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $592,000, $615,000, and $509,000, for the years ended September 30, 2012, 2011, and 2010, respectively.

5.	LOANS RECEIVABLE (Continued)

Impaired loans for the year ended September 30 are summarized as follows (in thousands):

	2012	2011	2010

Impaired loans with a related allowance	$4,368	$5,630	$2,965
Impaired loans without a related allowance	29,103	12,589	5,110
Related allowance for loan losses	952	1,160	429
Average recorded balance of impaired loans	22,393	10,718	7,977
Interest income recognized	649	109	—

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2012
Real estate loans:
Residential	$696,696	$7,942	$271	$688,483
Construction	3,805	—	—	3,805
Commercial	160,192	17,415	6,159	136,618
Commercial loans	12,818	423	1,007	11,388
Obligations of states and political subdivisions	33,736	—	—	33,736
Home equity loans and lines of credit	47,925	191	44	47,690
Other loans	2,485	—	19	2,466
Total	957,657	25,971	7,500	924,186

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2011
Real estate loans:
Residential	$583,599	$5,441	$—	$578,158
Construction	691	—	—	691
Commercial	79,362	11,916	—	67,446
Commercial loans	14,766	490	—	14,276
Obligations of states and political subdivisions	25,869	—	—	25,869
Home equity loans and lines of credit	40,484	314	—	40,170
Other loans	2,018	58	—	1,960
Total	746,789	18,219	—	728,570

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no specific allowance recorded:
Real estate loans:
Residential	$5,182	$5,177	$—	$4,687	$82
Construction	—	—	—	—	—
Commercial	22,290	22,341	—	13,584	457
Commercial	1,386	1,385	—	581	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	226	226	—	238	—
Other	19	19	—	25	—

Subtotal	29,103	29,148	—	19,115	567

With an allowance recorded:
Real estate loans:
Residential	3,031	3,030	661	1,892	68
Construction	—	—	—	—	—
Commercial	1,284	1,286	270	1,326	13
Commercial	44	44	12	47	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	9	9	9	13	1
Other	—	—	—	—	—

Subtotal	4,368	4,369	952	3,278	82

Total:
Real estate loans:
Residential	8,213	8,207	661	6,579	150
Construction	—	—	—	—	—
Commercial	23,574	23,627	270	14,910	470
Commercial	1,430	1,429	12	628	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	235	235	9	251	1
Other	19	19	—	25	—

Subtotal	$33,471	$33,517	$952	$22,393	$649

5.	LOANS RECEIVABLE (Continued)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no specific allowance recorded:
Real estate loans:
Residential	$2,623	$2,621	$—	$3,397	$—
Construction	—	—	—	—	—
Commercial	9,557	9,501	—	3,375	41
Commercial	225	220	—	123	5
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	126	126	—	95	—
Other	58	58	—	58	—

Subtotal	12,589	12,526	—	7,048	46

With an allowance recorded:
Real estate loans:
Residential	2,818	2,811	475	2,257	—
Construction	—	—	—	—	—
Commercial	2,359	2,297	466	1,279	60
Commercial	265	263	101	36	3
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	188	188	118	98	—
Other	—	—	—	—	—

Subtotal	5,630	5,559	1,160	3,670	63

Total:
Real estate loans:
Residential	5,441	5,432	475	5,654	—
Construction	—	—	—	—	—
Commercial	11,916	11,798	466	4,654	101
Commercial	490	483	101	159	8
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	314	314	118	193	—
Other	58	58	—	58	—

Subtotal	$18,219	$18,085	$1,160	$10,718	$109

5.	LOANS RECEIVABLE (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2012 and 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial real estate loans	$132,841	$5,502	$21,849	$—	$160,192
Commercial	12,035	360	423	—	12,818
Obligations of states and political subdivisions	33,736	—	—	—	33,736

Total	$178,612	$5,862	$22,272	$—	$206,746

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011
Commercial real estate loans	$65,214	$—	$13,682	$466	$79,362
Commercial	13,781	48	806	131	14,766
Obligations of states and political subdivisions	25,869	—	—	—	25,869

Total	$104,864	$48	$14,488	$597	$119,997

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

5.	LOANS RECEIVABLE (Continued)

For residential real estate loans, construction loans, home equity loans and lines of credit, and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2012 and September 30, 2011 (in thousands):

	Performing	Nonperforming	Total
September 30, 2012
Real estate loans:
Residential	$686,160	$10,536	$696,696
Construction	3,805	—	3,805
Home equity loans and lines of credit	47,552	373	47,925
Other	2,466	19	2,485

Total	$739,983	$10,928	$750,911

	Performing	Nonperforming	Total
September 30, 2011
Real estate loans:
Residential	$576,745	$6,854	$583,599
Construction	691	—	691
Home equity loans and lines of credit	40,236	248	40,484
Other	1,957	61	2,018

Total	$619,629	$7,163	$626,792

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2012 and 2011 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non- Accrual	Total Past Due	Total Loans
September 30, 2012
Real estate loans:
Residential	$681,222	$3,664	$1,274	$—	$10,536	$15,474	$696,696
Construction	3,805	—	—	—	—	—	3,805
Commercial	142,277	3,658	3,348	—	10,909	17,915	160,192
Commercial	10,948	—	—	—	1,870	1,870	12,818
Obligations of states and political subdivisions	33,736	—	—	—	—	—	33,736
Home equity loans and lines of credit	46,967	447	138	—	373	958	47,925
Other	2,452	14	—	—	19	33	2,485

Total	$921,407	$7,783	$4,760	$—	$23,707	$36,250	$957,657

5.	LOANS RECEIVABLE (Continued)

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non- Accrual	Total Past Due	Total Loans
September 30, 2011
Real estate loans:
Residential	$573,229	$2,588	$928	$—	$6,854	$10,370	$583,599
Construction	691	—	—	—	—	—	691
Commercial	75,438	422	—	—	3,502	3,924	79,362
Commercial	14,459	—	1	—	306	307	14,766
Obligations of states and political subdivisions	25,869	—	—	—	—	—	25,869
Home equity loans and lines of credit	39,952	97	187	—	248	532	40,484
Other	1,950	5	2	—	61	68	2,018

Total	$731,588	$3,112	$1,118	$—	$10,971	$15,201	$746,789

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2012, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged-off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2012 (in thousands):

	Real Estate Loans			Commercial	Obligations of States and Political	Home Equity Loans and Lines of	Other	Unallocated	Total
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans
ALL balance at September 30, 2010	4,462	15	1,556	204	—	569	22	620	7,448
Charge-offs	(1,175)	—	—	(131)	—	(188)	(4)	—	(1,498)
Recoveries	146	—	—	2	—	14	3	—	165
Provision	1,787	(7)	(301)	425	74	227	59	(209)	2,055

ALL balance at September 30, 2011	5,220	8	1,255	500	74	622	80	411	8,170

September 30, 2011	5,220	8	1,255	500	74	622	80	411	8,170
Charge-offs	(2,366)	—	(987)	(31)	—	(393)	—	—	(3,777)
Recoveries	291	—	7	26	—	35	—	—	359
Provision	2,256	21	424	(21)	53	235	(58)	(360)	2,550

ALL balance at September 30, 2012	5,401	29	699	474	127	499	22	51	7,302

Individually evaluated for impairment	661	—	270	12	—	9	—	—	952
Collectively evaluated for impairment	4,740	29	429	462	127	490	22	51	6,350

ALL balance at September 30, 2012	5,401	29	699	474	127	499	22	51	7,302

Individually evaluated for impairment	475	—	466	101	—	118	—	—	1,160
Collectively evaluated for impairment	4,745	8	789	399	74	504	80	411	7,010

ALL balance at September 30, 2011	5,220	8	1,255	500	74	622	80	411	8,170

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial and home equity loans, and lines of credit segments for the year ended September 30, 2012, due to increased charge-off activity in those segments. The Company allocated decreased allowance for loan loss provisions to the commercial real estate segment due to actual loss experience being less than previously estimated. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

5.	LOANS RECEIVABLE (Continued)

The following is a summary of troubled debt restructuring granted during the past year.

	For the Year Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	20	$3,365	$3,281
Construction	—	—	—
Commercial	10	3,165	3,102
Commercial	3	217	162
Obligations of states and political subdivisions
Home equity loans and lines of credit	2	5	4
Other	—	—	—

Total	35	$6,752	$6,549

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification.

	For the Year Ended September 30, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	—	$—
Construction	—	—
Commercial	1	41
Commercial	1	31
Obligations of states and political subdivisions
Home equity loans and lines of credit	—	—
Other	—	—

Total	2	$72

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2012	2011

Land and land improvements	$5,001	$3,932
Buildings and leasehold improvements	14,772	11,080
Furniture, fixtures, and equipment	9,003	8,464
Construction in process	234	—

	29,010	23,476
Less accumulated depreciation	(12,840)	(11,982)

Total	$16,170	$11,494

Depreciation expense amounted to $885,000, $920,000, and $1,037,000, for the years ended September 30, 2012, 2011, and 2010, respectively.

7.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2012		2011
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Non-interest-bearing demand accounts	—%	$41,767	—%	$33,296
NOW accounts	0.05	109,923	0.03	65,074
Money market accounts	0.30	155,666	0.28	114,617
Savings and club accounts	0.06	102,143	0.10	73,058
Certificates of deposit	1.46	586,135	1.93	351,879

Total	0.92%	$995,634	1.13%	$637,924

7.	DEPOSITS (Continued)

	2012		2011
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Certificates of deposit:
0.00 - 2.00%	0.93%	$423,426	1.08%	$187,823
2.01 - 4.00%	2.72	150,692	2.64	143,077
4.01 - 6.00%	4.46	12,017	4.68	20,979

Total	1.46%	$586,135	1.93%	$351,879

At September 30 scheduled maturities of certificates of deposit are as follows (in thousands):

2013	$270,280
2014	113,574
2015	95,665
2016	57,909
2017	36,526
2018 and thereafter	12,181

Total	$586,135

Brokered deposits totaled $156,823,000 and $120,871,000 at September 30, 2012 and 2011, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $100,000 were $366,947,000 at September 30, 2012.

The scheduled maturities of certificates of deposit in denominations of $100,000 or more as of September 30, 2012, are as follows (in thousands):

Within three months	$55,751
Three through six months	33,508
Six through twelve months	49,438
Over twelve months	228,250

Total	$366,947

7.	DEPOSITS (Continued)

A summary of interest expense on deposits for the years ended is as follows (in thousands):

	2012	2011	2010

NOW accounts	$24	$25	$42
Money market accounts	326	551	1,235
Savings and club accounts	80	156	213
Certificates of deposits	7,056	6,754	4,896

Total	$7,486	$7,486	$6,386

8.	SHORT-TERM BORROWINGS

As of September 30, 2012 and 2011, the Company had $43,281,000 and $4,000,000 of short-term borrowings, respectively, of which $20,281,000 and $0, respectively, were advances on a $75,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2012, the Company had a borrowing limit of approximately $577 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2012	2011	2010

Balance at year-end	$43,281	$4,000	$14,719
Maximum amount outstanding at any month-end	43,281	28,086	61,013
Average balance outstanding during the year	11,712	6,439	22,947
Weighted-average interest rate:
As of year-end	0.30%	0.22%	0.65%
Paid during the year	0.27%	0.71%	0.38%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

9.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances and securities sold under agreements to repurchase (in thousands):

	Maturity Range		Weighted- Average	Stated Interest Rate Ranged
Description	From	To	Interest Rate	From	To	2012	2011

Convertible	12/5/2018	12/5/2018	3.30%	3.30%	3.30%	$5,000	$38,000
Fixed rate	11/19/2012	6/10/2019	2.59	0.90	5.05	133,960	160,010
Mid-term	12/10/2012	6/13/2014	1.09	0.83	1.86	7,500	26,400
Securities sold under agreements to repurchase	11/28/2012	4/6/2014	3.53	2.63	4.01	45,000	60,000

Total						$191,460	$284,410

9.	OTHER BORROWINGS (Continued)

Maturities of FHLB long-term advances and securities sold under agreements to repurchase are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- Average Rate

2013	$87,000	3.57%
2014	33,710	2.74
2015	8,300	2.69
2016	26,300	1.47
2017	20,250	1.51
2018 and thereafter	15,900	2.22

Total	$191,460	2.77%

Included above is one convertible note for $5,000,000 which is convertible to a variable-rate advance on specific dates at the discretion of the FHLB. Should the FHLB convert this advance, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

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

Securities sold under agreements to repurchase and other borrowings are secured by U.S. government mortgage-backed securities with a carrying value of $56,947,000 and $70,270,000 at September 30, 2012 and 2011, respectively.

10.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2012	2011	2010
Current:
Federal	$(1,807)	$2,130	$2,003
State	15	7	18

Total current taxes	(1,792)	2,137	2,021
Deferred income tax benefit	1,825	(274)	(177)

Total income tax provision	$33	$1,863	$1,844

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$2,515	$3,167
Charitable contributions carryover	12	3,096
Employee benefit plan	2,292	2,617
Investment losses subject to Section 382 limitation	5,895	—
Purchase accounting adjustment	2,287	—
Premises and equipment	—	11
Other	3,447	1,576

Total gross deferred tax assets	16,448	10,467
Valuation allowance	—	(2,883)

Total net deferred tax assets	16,448	7,584

Deferred tax liabilities:
Pension plan	1,197	1,393
Net unrealized gain on securities	3,198	2,919
Mortgage servicing rights	125	85
Premises and equipment	175	—
Other	417	194

Total gross deferred tax liabilities	5,112	4,591

Net deferred tax assets	$11,336	$2,993

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the contribution to the ESSA Bank & Trust Foundation exceeded the allowable federal income tax deduction limitations, resulting in the establishment of a valuation allowance in the amount of $2,883,000 at September 30, 2011. At September 30, 2012 this tax deduction and the corresponding allowance were both $0 due to the expiration of the carry forward for the deduction.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Statement of Income. The Company’s federal and state income tax returns for taxable years through 2007 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

10.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2012		2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$84	34.0%	$2,421	34.0%	$2,161	34.0%
Valuation allowance	247	99.6	39	0.5	212	3.3
Income from Bank-owned life insurance	(274)	(110.7)	(217)	(3.0)	(186)	(2.9)
Tax-exempt income	(310)	(125.5)	(371)	(5.2)	(245)	(3.9)
Low-income housing credits	(195)	(78.7)	(175)	(2.5)	(31)	(0.5)
Non deductible merger expenses	163	65.8	—	—	—	—
Other, net	318	128.8	166	2.3	(67)	(1.1)

Actual tax expense and effective rate	$33	13.3%	$1,863	26.1%	$1,844	29.0%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4,600,000 at September 30, 2012, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The act also provides for the recapture of deductions arising from “applicable excess reserve: defined as the total amount of reserve over the base year reserve.” The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

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

The off-balance sheet commitments consist of the following (in thousands):

	2012	2011

Commitments to extend credit	$21,461	$9,744
Standby letters of credit	3,244	1,045
Unfunded lines of credit	38,750	38,340

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 2.65 percent to 7.5 percent. The commitments outstanding at September 30, 2012, contractually mature in less than one year.

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

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2012 (in thousands):

2013	$575
2014	546
2015	472
2016	421
2017	297
2018 and beyond	1,350

Total	$3,661

The total rental expenses for the above leases for the years ended September 30, 2012, 2011, and 2010, were $835,000, $760,000, and $678,000, respectively.

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

Employee Stock Ownership Plan (“ESOP”) (Continued)

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $469,000, $555,000, and $556,000, for the years ended September 30, 2012, 2011, and 2010, respectively.

The following table presents the components of the ESOP shares:

	2012	2011

Allocated shares	226,412	181,130

Shares committed to be released	33,962	33,962

Unreleased shares	1,098,098	1,143,380

Total ESOP shares	1,358,472	1,358,472

Fair value of unreleased shares (in thousands)	$11,409	$12,017

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

Equity Incentive Plan (Continued)

During the years ended September 30, 2012 and 2011, the Company recorded $2.2 million of share-based compensation expense, consisting of stock option expense of $687,000 and $705,000, and restricted stock expense of $1.5 million and $1.5 million, respectively. Expected future expense relating to the 288,675 non-vested options outstanding as of September 30, 2012, is $458,000 over the remaining vesting period of 0.67 years. Expected future compensation expense relating to the 115,212 restricted shares at September 30, 2012, is $949,000 over the remaining vesting period of 0.67 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2012.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2011	1,458,379	$12.35	6.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2012	1,458,379	12.35	5.67	—

Exercisable at year-end	1,169,704	12.35	5.67	—

The weighted-average grant date fair value of the Company’s nonvested options as of September 30, 2012 and 2011, was $2.38.

The following is a summary of the status of the Company’s restricted stock as of September 30, 2012, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2011	234,425	$12.35
Granted	—	—
Vested	(119,213)	12.35
Forfeited	—	—

Nonvested at September 30, 2012	115,212	12.35

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

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$15,024	$13,303
Service cost	597	533
Interest cost	713	698
Actuarial gains	1,043	575
Benefits paid	(113)	(85)

Benefit obligation at end of year	17,264	15,024

Change in plan assets:
Fair value of plan assets at beginning of year	11,457	10,155
Actual return on plan assets	2,338	(113)
Contributions	360	1,500
Benefits paid	(113)	(85)

Fair value of plan assets at end of year	14,042	11,457

Funded status	$(3,222)	$(3,567)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2012	2011	2010
Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$6,742	$7,697	$6,644
Prior service cost	—	—	8

Total	$6,742	$7,697	$6,652

The accumulated benefit obligation for the defined benefit pension plan was $11,746,000 and $9,373,000 at September 30, 2012 and 2011, respectively.

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table comprises the components of net periodic benefit cost for the years ended (in thousands):

	2012	2011	2010

Service cost	$598	$533	$421
Interest cost	713	698	570
Expected return on plan assets	(814)	(769)	(598)
Amortization of prior service cost	—	8	10
Amortization of unrecognized loss	475	404	302

Net periodic benefit cost	$972	$874	$705

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $392,000 and $475,000, respectively.

Weighted-average assumptions used to determine benefit obligations:

	2012	2011

Discount rate	4.15%	4.75%
Rate of compensation increase	4.00	5.00

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2012	2011	2010

Discount rate	4.75%	5.25%	5.50%
Expected long-term return on plan assets	7.00	7.00	7.00
Rate of compensation increase	5.00	5.00	5.00

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following table sets forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2012:

	September 30, 2012
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$—	$4,884	$4,884
Equity	—	—	9,142	9,142
Investment in short-term investments	—	—	16	16

Total assets at fair value	$—	$—	$14,042	$14,042

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table sets forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2011:

	September 30, 2011
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$—	$4,130	$4,130
Equity	—	—	7,260	7,260
Investment in short-term investments	66	—	—	66

Total assets at fair value	$66	$—	$11,390	$11,456

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The table below sets forth a summary of changes in the fair value of the plan’s Level III assets for the years ended September 30, 2012 and 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level III)
Beginning balance, October 1, 2010	$10,141
Total gains or losses (realized/unrealized) relating to instruments still held at the reporting date	(158)
Purchases, sales, issuances, and settlements, net	1,407

Ending balance, September 30, 2011	11,390

Total gains or losses (realized/unrealized) relating to instruments still held at the reporting date	2,348
Purchases, sales, issuances, and settlements, net	304

Ending balance, September 30, 2012	$14,042

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category, are as follows:

Asset Category	2012	2011

Cash and fixed income securities	34.8%	36.0%
Equity securities	65.1	63.4
Other	0.1	0.6

Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Two asset classes are outlined, as above. The target allocations of these classes are as follows: equities, 65 percent, and cash and fixed income, 35 percent.

Cash Flows

The Bank expects to contribute $600,000 to its pension plan in 2013.

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2013	$53
2014	70
2015	77
2016	84
2017	110
2018-2022	3,362

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were suspended in January 2011. The expense related to the plan for the years ended September 30, 2012, 2011, and 2010, were $0, $65,000, and $240,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $677,000 and $677,000, at September 30, 2012 and September 30, 2011, respectively, which represents the estimated present value (using a discount rate of 6.25 percent) of the benefits earned under this agreement.

14.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2012 and 2011, was $9,003,000 and $5,248,000, respectively.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes as of September 30, 2012, the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2012 and 2011, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier I risk-based, core capital, and tangible equity capital ratios must be at least 10 percent, 6 percent, 5 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2012	2011
Total stockholders’ equity	$168,676	$158,065
Accumulated other comprehensive (income) loss	(1,702)	(586)
Goodwill and certain other intangible assets	(11,812)	(1,865)
Disallowed servicing assets	(36)	(223)

Tier I, core, and tangible capital	155,126	155,391

Allowance for loan losses	6,402	7,010
Unrealized gains on equity securities	4	3

Total risk-based capital	$161,532	$162,404

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2012		2011
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)

Actual	$161,532	19.6%	$162,404	28.5%
For Capital Adequacy Purposes	65,962	8.0	45,531	8.0
To Be Well Capitalized	82,453	10.0	56,914	10.0

Tier I Capital (to Risk-Weighted Assets)

Actual	$155,126	18.8%	$155,391	27.3%
For Capital Adequacy Purposes	32,981	4.0	22,766	4.0
To Be Well Capitalized	49,972	6.0	34,148	6.0

Tier I Capital (to Adjusted Assets)

Actual	$155,126	11.1%	$155,391	14.2%
For Capital Adequacy Purposes	56,001	4.0	43,837	4.0
To Be Well Capitalized	70,002	5.0	54,797	5.0

16.	FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of September 30, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2012
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale
Mortgage-backed securities	$—	$215,804	$—	$215,804
Obligations of states and political subdivisions	—	19,517	—	19,517
U.S. government agencies	—	74,484	—	74,484
Corporate obligations	—	8,657	—	8,657
Trust-preferred securities	—	4,493	1,740	6,233
Other debt securities	—	1,512	—	1,512
Equity securities - financial services	3,378	—	—	3,378

Total securities	3,378	324,467	1,740	329,585

Assets measured at fair value on a non-recurring basis:
Foreclosed real estate owned	—	—	2,998	2,998
Impaired loans	—	—	32,520	32,520
Mortgage servicing rights	—	—	365	365

	September 30, 2011
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale
Mortgage-backed securities	$—	$204,209	$—	$204,209
Obligations of states and political subdivisions	—	14,499	—	14,499
U.S. government agencies	—	22,083	—	22,083
Corporate obligations	—	4,584	—	4,584
Equity securities - financial services	18	—	—	18

Total securities	18	245,375	—	245,393

Assets measured at fair value on a non-recurring basis:
Foreclosed real estate owned	—	—	2,356	2,356
Impaired loans	—	—	17,059	17,059
Mortgage servicing rights	—	—	248	248

16.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the year ended September 30, 2012. There were no Level III investments for the year ended September 30, 2011.

Fair Value Measurement Using Significant Unobservable Inputs (Level III)

Beginning balance	$—
Purchases, sales, issuances, settlements, net	1,528
Total unrealized gain:
Included in earnings	—
Included in other comprehensive income	212
Transfers in and/or out of Level III	—

$1,740

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2012, 93 impaired loans with a carrying value of $33.5 million were reduced by specific valuation allowance totaling $952,000 resulting in a net fair value of $32.5 million based on Level 3 inputs.

16.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range

September 30, 2012
Impaired loans	32,520	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	2,998	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

16.	FAIR VALUE MEASUREMENTS (Continued)

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $33,471,000 less their valuation allowances of $952,000 at September 30, 2012. The fair value consists of the loan balances of $18,219,000 less their valuation allowances of $1,160,000 at September 30, 2011.

Foreclosed Real Estate Owned

Foreclosed real estate owned is measured at fair value, less cost to sell at the date of foreclosure; valuations are periodically performed by management; and the assets are carried at fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

	September 30, 2012
	Level I	Level II	Level III	Total Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$15,550	$—	$—	$15,550
Investment and mortgage-backed securities available for sale:	3,378	324,467	1,740	329,585
Loans receivable, net	—	—	997,685	997,685
Accrued interest receivable	4,929	—	—	4,929
Regulatory stock	21,914	—	—	21,914
Mortgage servicing rights	—	—	365	365
Bank-owned life insurance	27,848	—	—	27,848

Financial liabilities:
Deposits	$409,499	$597,028	$—	$1,006,527
Short-term borrowings	43,281	—	—	43,281
Other borrowings	—	195,636	—	195,636
Advances by borrowers for taxes and insurance	3,432	—	—	3,432
Accrued interest payable	1,128	—	—	1,128

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2012		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$15,550	$15,550	$41,694	$41,694
Investment and mortgage-backed securities:
Available for sale	329,585	329,585	245,393	245,393
Loans receivable, net	950,355	997,685	738,619	773,142
Accrued interest receivable	4,929	4,929	4,193	4,193
Regulatory stock	21,914	21,914	16,882	16,882
Mortgage servicing rights	365	365	248	248
Bank-owned life insurance	27,848	27,848	23,256	23,256

Financial liabilities:
Deposits	$995,634	$1,006,527	$637,924	$647,090
Short-term borrowings	43,281	43,281	4,000	4,000
Other borrowings	191,460	195,636	284,410	296,324
Advances by borrowers for taxes and insurance	3,432	3,432	1,381	1,381
Accrued interest payable	1,128	1,128	1,485	1,485

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

The fair value approximates the current book value.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 11.

18.	ACQUISITION OF FIRST STAR BANCORP, INC.

On July 31, 2012, the Company closed on a merger transaction pursuant to which ESSA Bancorp, Inc. acquired First Star Bancorp, Inc. (“First Star”), the parent company of First Star Bank, in a stock and cash transaction. The acquisition added nine branch locations in the Lehigh Valley, Pennsylvania market, expanding ESSA’s presence in that market.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of First Star Bancorp, Inc. for a total purchase price of approximately $24.6 million. As a result of the acquisition, the Company issued 1,152,195 common shares to former shareholders of First Star Bancorp, Inc. and paid $12.3 million in cash. First Star Bank has been merged into ESSA Bank & Trust, with ESSA Bank & Trust as the surviving entity.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of First Star Bank. Real estate acquired through foreclosure was primarily valued based on appraised collateral values. The Company also recorded an identifiable intangible asset representing the core deposit base of First Star Bank based on management’s evaluation of the cost of such deposits relative to alternative funding sources. Management used market quotations to fair value investment securities and FHLB advances.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. First Star Bank’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. At the acquisition date, the Company recorded $12.9 million of purchased credit-impaired loans subject to a nonaccretable difference of $4.2 million. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

First Star Bank’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, First Star’s loan portfolio without evidence of deterioration totaled $205.4 million and was recorded at a fair value of $204.8 million.

18.	ACQUISITION OF FIRST STAR BANCORP, INC. (Continued)

The following condensed statement reflects the values assigned to First Star Bancorp, Inc.’s net assets as of the acquisitions date:

Total purchase price	$24,611

Net assets acquired:
Cash	$67,777
Certificates of deposit	16
Investments available for sale	110,140
Loans receivable	212,617
Regulatory stock	8,825
Premises and equipment, net	4,881
Bank-owned life insurance	3,778
Foreclosed real estate	393
Intangible assets	2,068
Deferred tax assets	11,760
Other assets	2,761
Certificates of deposits	(221,442)
Deposits other than certificates of deposits	(118,627)
Borrowings	(52,642)
Advances by borrowers for loans and insurance	(3,476)
Junior subordinated debentures	(8,596)
Other liabilities	(3,749)

16,484

Goodwill resulting from First Star merger	$8,127

Results of operations for First Star prior to the acquisition date are not included in the Consolidated Statement of Income for the period ended September 30, 2012. Due to the significant amount of fair value adjustments historical results of First Star are not relevant to the Company’s results of operations.

The following table presents financial information regarding the former First Star operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2012 under the column “Actual from acquisition date through September 30, 2012”. In addition, the following table presents unaudited pro forma information as if the acquisition of First Star had occurred on October 1, 2010 under the “Pro forma” columns. Merger and acquisition integration costs of $1,379,000 related to the First Star merger that we incurred during the year ended September 30, 2012 are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with First Star at the beginning of 2011. Cost savings are also not reflected in the unaudited pro forma amounts for the years ended September 30, 2012 and 2011.

		Pro Forma year ended September 30,
	Actual from acquisition date through September 30, 2012	2012	2011
Net interest income	2,227	36,277	37,225
Noninterest income	140	4,936	3,703
Net Income	1,238	(1,234)	4,161
Pro forma earnings per share
Basic		0.11	0.36
Diluted		0.11	0.36

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

	September 30,
	2012	2011

ASSETS
Cash and due from banks	$3,650	$3,196
Certificates of deposit	16	—
Investment securities available for sale	1,280	—
Investment in subsidiary	168,082	158,065
Premises and equipment, net	1,727	—
Other assets	1,505	2,476

TOTAL ASSETS	$176,260	$163,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$850	$2,058
Stockholders’ equity	175,410	161,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,260	$163,737

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2012	2011	2010

INCOME
Interest income	$403	$473	$765
Net gains on sale of investments	—	99	55
Dividends	25,000	10,000	—
Other	—	—	1

Total income	25,403	10,572	821

EXPENSES
Interest expense	101	—	—
Professional fees	1,741	303	323
Other	132	63	77

Total expenses	1,974	366	400

Income before income tax expense	23,429	10,206	421
Income tax expense	(32)	94	386

Income before equity in undistributed net earnings of subsidiary	23,461	10,112	35
Equity in undistributed net earnings of subsidiary	(23,246)	(4,854)	4,477

NET INCOME	$215	$5,258	$4,512

19.	PARENT COMPANY (CONTINUED)

CONDENSED STATEMENT OF CASH FLOWS

	September 30,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$215	$5,258	$4,512
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	23,246	4,854	(4,477)
Net gain on sale of investments	—	(99)	(55)
Increase in accrued income taxes	1,254	56	92
Decrease in accrued interest receivable	8	117	58
Deferred federal income taxes	576	(91)	408
Other, net	(1,362)	186	266

Net cash provided by operating activities	23,937	10,281	804

INVESTING ACTIVITIES
Proceeds from repayments of certificates of deposit	—	—	1,500
Outlays for business acquisitions	(12,306)	—	—
Purchase of premises	—	9,788	9,184

Net cash provided by investing activities	(12,306)	9,788	10,684

FINANCING ACTIVITIES
Repayment of trust preferred debt	(8,596)	—	—
Purchase of treasury stock shares	(332)	(16,917)	(17,000)
Dividends on common stock	(2,249)	(2,315)	(2,577)

Net cash used for financing activities	(11,177)	(19,232)	(19,577)

Increase (decrease) in cash	454	837	(8,089)

CASH AT BEGINNING OF YEAR	3,196	2,359	10,448

CASH AT END OF YEAR	$3,650	$3,196	$2,359

20.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012

Total interest income	$11,029	$10,834	$10,576	$12,761
Total interest expense	4,321	4,063	3,840	3,908

Net interest income	6,708	6,771	6,736	8,853
Provision for loan losses	500	650	600	800

Net interest income after provision for loan losses	6,208	6,121	6,136	8,053

Total non-interest income	1,524	1,623	1,495	2,093
Total non-interest expense	6,662	6,874	6,526	12,943

Income (loss) before income taxes	1,070	870	1,105	(2,797)
Income taxes (benefit)	184	211	311	(673)

Net income (loss)	$886	$659	$794	$(2,124)

Per share data:
Net income
Basic	$0.08	$0.06	$0.07	$(0.18)
Diluted	$0.08	$0.06	$0.07	$(0.18)
Average shares outstanding
Basic	10,807,598	10,840,604	10,857,483	11,632,918
Diluted	10,807,598	10,840,604	10,857,483	11,632,918

	Three Months Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Total interest income	$11,844	$11,887	$11,842	$11,603
Total interest expense	4,714	4,545	4,482	4,539

Net interest income	7,130	7,342	7,360	7,064
Provision for loan losses	480	650	475	450

Net interest income after provision for loan losses	6,650	6,692	6,885	6,614

Total non-interest income	1,301	1,323	1,459	2,208
Total non-interest expense	6,604	6,455	6,567	6,385

Income before income taxes	1,347	1,560	1,777	2,437
Income taxes	335	345	536	647

Net income	$1,012	$1,215	$1,241	$1,790

Per share data:
Net income
Basic	$0.09	$0.10	$0.11	$0.16
Diluted	$0.09	$0.10	$0.11	$0.16
Average shares outstanding
Basic	11,857,337	11,676,190	11,350,620	11,009,812
Diluted	11,860,210	11,685,880	11,350,620	11,009,812

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date:	December 14, 2012	By:	/s/ Gary S. Olson
Gary S. Olson Chief Executive Officer and President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2012
Gary S. Olson

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2012
Allan A. Muto

/s/ John E. Burrus	Director	December 14, 2012
John E. Burrus

/s/ William P. Douglass	Director	December 14, 2012
William P. Douglass

/s/ Daniel J. Henning	Director	December 14, 2012
Daniel J. Henning

/s/ Frederick E. Kutteroff	Director	December 14, 2012
Frederick E. Kutteroff

/s/ Robert C. Selig, Jr.	Director	December 14, 2012
Robert C. Selig, Jr.

/s/ John S. Schoonover, Jr.	Director	December 14, 2012
John S. Schoonover, Jr.

/s/ William A. Viechnicki, D.D.S.	Director	December 14, 2012
William A. Viechnicki, D.D.S.

/s/ Elizabeth B. Weekes	Director	December 14, 2012
Elizabeth B. Weekes

/s/ Brian T. Regan	Director	December 14, 2012
Brian T. Regan

/s/ Joseph T. Svetik	Director	December 14, 2012
Joseph T. Svetik