Form 10-Q
period 2012-12-31
ESSA Bancorp, Inc.
filed 2013-02-11
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

As of February 5, 2013 there were 13,084,108 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2012	September 30, 2012
	(dollars in thousands)
Cash and due from banks	$12,443	$11,034
Interest-bearing deposits with other institutions	7,474	4,516

Total cash and cash equivalents	19,917	15,550
Certificates of deposit	1,766	1,266
Investment securities available for sale, at fair value	331,525	329,585
Loans receivable, held for sale	2,096	346
Loans receivable (net of allowance for loan losses of $7,555 and $7,302)	940,275	950,009
Regulatory stock, at cost	19,054	21,914
Premises and equipment, net	16,100	16,170
Bank-owned life insurance	28,075	27,848
Foreclosed real estate	2,503	2,998
Intangible assets, net	3,207	3,457
Goodwill	8,541	8,541
Deferred income taxes	11,359	11,336
Other assets	21,224	29,766

TOTAL ASSETS	$1,405,642	$1,418,786

LIABILITIES
Deposits	$967,892	$995,634
Short-term borrowings	84,500	43,281
Other borrowings	159,460	191,460
Advances by borrowers for taxes and insurance	6,943	3,432
Other liabilities	9,500	9,568

TOTAL LIABILITIES	1,228,295	1,243,375

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 13,191,008 and 13,229,908 outstanding at December 31, 2012 and September 30, 2012)	181	181
Additional paid in capital	181,748	181,220
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(10,872)	(10,985)
Retained earnings	67,455	65,181
Treasury stock, at cost; 4,942,087 and 4,903,187 shares outstanding at December 31, 2012 and September 30, 2012, respectively	(62,353)	(61,944)
Accumulated other comprehensive income	1,188	1,758

TOTAL STOCKHOLDERS’ EQUITY	177,347	175,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,405,642	$1,418,786

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2012	2011
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$12,237	$9,341
Investment securities:
Taxable	1,630	1,638
Exempt from federal income tax	54	48
Other investment income	29	2

Total interest income	13,950	11,029

INTEREST EXPENSE
Deposits	1,971	1,911
Short-term borrowings	36	5
Other borrowings	1,224	2,405

Total interest expense	3,231	4,321

NET INTEREST INCOME	10,719	6,708
Provision for loan losses	1,000	500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,719	6,208

NONINTEREST INCOME
Service fees on deposit accounts	807	727
Services charges and fees on loans	229	184
Trust and investment fees	215	215
Gain on sale of investments, net	30	—
Gain on sale of loans, net	334	—
Earnings on Bank-owned life insurance	226	198
Insurance commissions	175	191
Other	10	9

Total noninterest income	2,026	1,524

NONINTEREST EXPENSE
Compensation and employee benefits	4,556	3,936
Occupancy and equipment	949	756
Professional fees	312	490
Data processing	663	482
Advertising	110	86
Federal Deposit Insurance Corporation FDIC premiums	185	162
Loss (Gain) on foreclosed real estate	(226)	67
Amortization of intangible assets	250	81
Other	706	602

Total noninterest expense	7,505	6,662

Income before income taxes	4,240	1,070
Income taxes	1,361	184

NET INCOME	$2,879	$886

Earnings per share
Basic	$0.24	$0.08
Diluted	$0.24	$0.08
Dividends per share	$0.05	$0.05

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011

Net income	$2,879	$886
Other comprehensive loss:
Investment securities available for sale:
Unrealized holding loss	(932)	(1,871)
Tax effect	318	636
Reclassification of gains recognized in net income	(30)	—
Tax effect	10	—

Net of tax amount	(634)	(1,235)
Pension plan adjustment:
Related to actuarial losses and prior service cost	97	119
Tax effect	(33)	(41)

Net of tax amount	64	78

Total other comprehensive loss	(570)	(1,157)

Comprehensive income (loss)	$2,309	$(271)

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
	(Dollars in thousands)
Balance, September 30, 2012	13,229,908	$181	$181,220	$(10,985)	$65,181	$(61,944)	$1,758	$175,411

Net income					2,879			2,879
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income tax benefit of $327							(634)	(634)
Change in unrecognized pension cost, net of income taxes of $33							64	64
Cash dividends declared ($.05 per share)					(605)			(605)
Stock based compensation			527					527
Allocation of ESOP stock			1	113				114
Treasury shares purchased	(38,900)					(409)		(409)

Balance, December 31, 2012	13,191,008	$181	$181,748	$(10,872)	$67,455	$(62,353)	$1,188	$177,347

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2012	2011
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$2,879	$886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	500
Provision for depreciation and amortization.	286	240
Amortization and accretion of discounts and premiums, net	369	423
Net gain on sale of investment securities	(30)	—
Gain on sale of loans, net	(334)	—
Origination of mortgage loans sold	(12,963)	—
Proceeds from sale of mortgage loans originated for sale	11,547	—
Compensation expense on ESOP	114	121
Stock based compensation	527	534
Decrease in accrued interest receivable	360	326
(Decrease) Increase in accrued interest payable	(13)	226
Earnings on bank-owned life insurance	(226)	(198)
Deferred federal income taxes	307	510
Decrease in prepaid FDIC premiums	175	146
(Gain) loss on foreclosed real estate, net	(226)	67
Amortization of identifiable intangible assets	250	81
Other, net	2,038	51

Net cash provided by operating activities	6,060	3,913

INVESTING ACTIVITIES
Purchase of certificates of deposit	(500)	—
Investment securities available for sale:
Proceeds from sale of investment securities	1,106	—
Proceeds from principal repayments and maturities	37,955	21,253
Purchases	(42,306)	(32,895)
Increase (decrease) in loans receivable, net	8,214	(4,272)
Redemption of FHLB stock	2,860	844
Investment in limited partnership	(110)	(945)
Proceeds from sale of foreclosed real estate	1,246	472
Purchase of premises, equipment, and software	(245)	(221)

Net cash provided by (used for) investing activities	8,220	(15,764)

FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(21,745)	2,420
Net increase in short-term borrowings	41,219	6,000
Proceeds from other borrowings	7,000	—
Repayment of other borrowings	(39,000)	(11,000)
Increase in advances by borrowers for taxes and insurance	3,511	2,347
Purchase of treasury stock shares.	(293)	—
Dividends on common stock	(605)	(546)

Net cash used for financing activities	(9,913)	(779)

Increase (decrease) in cash and cash equivalents	4,367	(12,630)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,550	41,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,917	$29,064

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$3,244	$4,096
Income taxes	5	—
Noncash items:
Transfers from loans to foreclosed real estate	$525	$286
Treasury stock payable	116	—

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR, Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; Integrated Delaware, Inc. and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision as a savings and loan holding company by the Federal Reserve Board. The Bank is a Pennsylvania-chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton and Lehigh counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Banking Department and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month period ended December 31, 2012 and 2011.

	Three months ended
	December 31, 2012	December 31, 2011
Weighted-average common shares outstanding	18,133,095	16,980,900
Average treasury stock shares	(4,906,440)	(4,871,278)
Average unearned ESOP shares	(1,080,703)	(1,125,979)
Average unearned non-vested shares	(57,827)	(176,045)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	12,088,125	10,807,598

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	12,088,125	10,807,598

At December 31, 2012 and 2011 there were options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At December 31, 2012 and 2011 there were 47,913 and 165,958 shares, respectively, of nonvested stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosure in Note 11 of the Company’s financial statements for the three months ended December 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This ASU is not expected to have a significant impact on the Company’s financial statements.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. This ASU is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$123,581	$3,940	$(23)	$127,498
Freddie Mac	49,088	1,618	(24)	50,682
Governmental National Mortgage Association	46,555	740	(49)	47,246
Other mortgage-backed securities	4,944	170	—	5,114

Total mortgage-backed securities	224,168	6,468	(96)	230,540
Obligations of states and political subdivisions	24,336	955	(22)	25,269
U.S. government agency securities	55,559	365	(1)	55,923
Corporate obligations	10,476	193	(22)	10,647
Trust-preferred securities	4,875	575	—	5,450
Other debt securities	1,476	36	—	1,512

Total debt securities	320,890	8,592	(141)	329,341
Equity securities - financial services	2,191	12	(19)	2,184

Total	$323,081	$8,604	$(160)	$331,525

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$111,145	$4,652	$(3)	$115,794
Freddie Mac	48,913	1,952	(11)	50,854
Governmental National Mortgage Association	43,164	803	(16)	43,951
Other mortgage-backed securities	5,043	162	—	5,205

Total mortgage-backed securities	208,265	7,569	(30)	215,804
Obligations of states and political subdivisions	18,611	906	—	19,517
U.S. government agency securities	74,106	379	(1)	74,484
Corporate obligations	8,602	146	(91)	8,657
Trust-preferred securities	5,852	382	(1)	6,233
Other debt securities	1,476	36	—	1,512

Total debt securities	316,912	9,418	(123)	326,207
Equity securities - financial services	3,267	111	—	3,378

Total	$320,179	$9,529	$(123)	$329,585

The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,233	$2,253
Due after one year through five years	49,987	50,534
Due after five years through ten years	51,495	52,918
Due after ten years	217,175	223,636

Total	$320,890	$329,341

For the three months ended December 31, 2012, the Company realized gross gains of $31,000 and gross losses of $1,000 on proceeds from the sale of investment securities of $1.1 million. The Company had no sales of investment securities for the three months ended December 31, 2011.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2012
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	3	$3,991	$(22)	$1,345	$(1)	$5,336	$(23)
Freddie Mac	3	5,998	(24)	—	—	5,998	(24)
Governmental National Mortgage Association	5	9,087	(49)	—	—	9,087	(49)
Obligations of states and political subdivisions	4	5,330	(22)	—	—	5,330	(22)
U.S. government agency securities	3	2,905	(1)	—	—	2,905	(1)
Corporate obligations	4	2,366	(15)	993	(7)	3,359	(22)
Equity securities-financial services	1	2,041	(19)	—	—	2,041	(19)

Total	23	$31,718	$(152)	$2,338	$(8)	$34,056	$(160)

	September 30, 2012
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	3	$4,083	$(3)	$—	$—	$4,083	$(3)
Freddie Mac	1	2,002	(11)	—	—	2,002	(11)
Governmental National Mortgage Association	5	6,090	(16)	—	—	6,090	(16)
U.S. government agency securities	1	999	(1)	—	—	999	(1)
Corporate obligations	5	1,059	(25)	1,434	(66)	2,493	(91)
Trust-preferred securities	1	998	(1)	—	—	998	(1)

Total	16	$15,231	$(57)	$1,434	$(66)	$16,665	$(123)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at December 31, 2012, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2012	September 30, 2012
Held for investment:
Real Estate Loans:
Residential	$689,622	$696,350
Construction	3,916	3,805
Commercial	160,059	160,192
Commercial	11,380	12,818
Obligations of states and political subdivisions	34,138	33,736
Home equity loans and lines of credit	46,389	47,925
Other	2,326	2,485

	947,830	957,311
Less allowance for loan losses	7,555	7,302

Net loans	$940,275	$950,009

Held for sale:
Real Estate Loans:
Residential	2,096	346

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
December 31, 2012
Total Loans	$689,622	$3,916	$160,059	$11,380	$34,138	$46,389	$2,326	$947,830

Individually evaluated for impairment	12,897	—	18,144	263	—	258	—	31,562
Loans acquired with deteriorated credit quality	341	—	6,160	533	—	44	17	7,095
Collectively evaluated for impairment	676,384	3,916	135,755	10,584	34,138	46,087	2,309	909,173

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
September 30, 2012
Total Loans	$696,350	$3,805	$160,192	$12,818	$33,736	$47,925	$2,485	$957,311

Individually evaluated for impairment	7,942	—	17,415	423	—	191	—	25,971
Loans acquired with deteriorated credit quality	271	—	6,159	1,007	—	44	19	7,500
Collectively evaluated for impairment	688,137	3,805	136,618	11,388	33,736	47,690	2,466	923,840

We maintain a loan review system that allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no specific allowance recorded:
Real Estate Loans
Residential	$10,101	$10,097	$—	$6,405	$34
Construction	—	—	—	—	—
Commercial	23,073	23,117	—	22,524	171
Commercial	752	750	—	1,115	2
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	293	293	—	229	—
Other	17	17	—	18	—

Total	34,236	34,274	—	30,291	207

With an allowance recorded:
Real Estate Loans
Residential	3,137	3,135	698	3,052	27
Construction	—	—	—	—	—
Commercial	1,231	1,234	266	1,244	4
Commercial	44	42	11	43	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	9	9	2	9	—
Other	—	—	—	—	—

Total	4,421	4,420	977	4,348	31

Total:
Real Estate Loans
Residential	13,238	13,232	698	9,457	61
Construction	—	—	—	—	—
Commercial	24,304	24,351	266	23,768	175
Commercial	796	792	11	1,158	2
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	302	302	2	238	—
Other	17	17	—	18	—

Total Impaired Loans	$38,657	$38,694	$977	$34,639	$238

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no specific allowance recorded:
Real Estate Loans
Residential	$5,182	$5,177	$—	$4,687	$82
Construction	—	—	—	—	—
Commercial	22,290	22,341	—	13,584	457
Commercial	1,386	1,385	—	581	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	226	226	—	238	—
Other	19	19	—	25	—

Total	29,103	29,148	—	19,115	567

With an allowance recorded:
Real Estate Loans
Residential	3,031	3,030	661	1,892	68
Construction	—	—	—	—	—
Commercial	1,284	1,286	270	1,326	13
Commercial	44	44	12	47	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	9	9	9	13	1
Other	—	—	—	—	—

Total	4,368	4,369	952	3,278	82

Total:
Real Estate Loans
Residential	8,213	8,207	661	6,579	150
Construction	—	—	—	—	—
Commercial	23,574	23,627	270	14,910	470
Commercial	1,430	1,429	12	628	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	235	235	9	251	1
Other	19	19	—	25	—

Total Impaired Loans	$33,471	$33,517	$952	$22,393	$649

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2012 and September 30, 2012 (in thousands):

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$132,220	$3,900	$23,939	$—	$160,059
Commercial	10,764	358	258	—	11,380
Obligations of states and political subdivisions	34,138	—	—	—	34,138

Total	$177,122	$4,258	$24,197	$—	$205,577

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$132,841	$5,502	$21,849	$—	$160,192
Commercial	12,035	360	423	—	12,818
Obligations of states and political subdivisions	33,736	—	—	—	33,736

Total	$178,612	$5,862	$22,272	$—	$206,746

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2012 and September 30, 2012 (in thousands):

	Performing	Non-performing	Total
December 31, 2012
Real estate loans:
Residential	$677,765	$11,857	$689,622
Construction	3,916	—	3,916
Home Equity loans and lines of credit	46,069	320	46,389
Other	2,309	17	2,326

Total	$730,059	$12,194	$742,253

	Performing	Non-performing	Total
September 30, 2012
Real estate loans:
Residential	$685,814	$10,536	$696,350
Construction	3,805	—	3,805
Home Equity loans and lines of credit	47,552	373	47,925
Other	2,466	19	2,485

Total	$739,637	$10,928	$750,565

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2012 and September 30, 2012 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2012
Real estate loans
Residential	$672,854	$3,531	$1,380	$—	$11,857	$16,768	$689,622
Construction	3,916	—	—	—	—	—	3,916
Commercial	146,902	1,142	58	—	11,957	13,157	160,059
Commercial	10,043	—	—	—	1,337	1,337	11,380
Obligations of states and political subdivisions	34,138	—	—	—	—	—	34,138
Home equity loans and lines of credit	45,795	245	29	—	320	594	46,389
Other	2,274	35	—	—	17	52	2,326

Total	$915,922	$4,953	$1,467	$—	$25,488	$31,908	$947,830

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2012
Real estate loans
Residential	$680,876	$3,664	$1,274	$—	$10,536	$15,474	$696,350
Construction	3,805	—	—	—	—	—	3,805
Commercial	142,277	3,658	3,348	—	10,909	17,915	160,192
Commercial	10,948	—	—	—	1,870	1,870	12,818
Obligations of states and political subdivisions	33,736	—	—	—	—	—	33,736
Home equity loans and lines of credit	46,967	447	138	—	373	958	47,925
Other	2,452	14	—	—	19	33	2,485

Total	$921,061	$7,783	$4,760	$—	$23,707	$36,250	$957,311

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2012 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2012 (in thousands):

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302
Charge-offs	(645)	—	(106)	—	—	(35)	—	—	(786)
Recoveries	37	—	1	—	—	1	—	—	39
Provision	756	(21)	190	(90)	(11)	(88)	111	153	1,000

ALL balance at December 31, 2012	$5,549	$8	$784	$384	$116	$377	$133	$204	$7,555

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
ALL balance at September 30, 2011	$5,220	$8	$1,255	$500	$74	$622	$80	$411	$8,170
Charge-offs	(180)	—	—	—	—	(114)	(3)	—	(297)
Recoveries	—	—	—	20	—	—	—	—	20
Provision	522	—	193	(13)	—	17	58	(277)	500

ALL balance at December 31, 2011	$5,562	$8	$1,448	$507	$74	$525	$135	$134	$8,393

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
Individually evaluated for impairment	$698	$—	$266	$11	$—	$2	$—	$—	$977
Collectively evaluated for impairment	4,851	8	118	773	116	375	133	204	6,578

ALL balance at December 31, 2012	$5,549	$8	$384	$784	$116	$377	$133	$204	$7,555

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
Individually evaluated for impairment	$661	$—	$270	$12	$—	$9	$—	$—	$952
Collectively evaluated for impairment	4,740	29	429	462	127	490	22	51	6,350

ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial real estate and other loan segments for the three month period ending December 31, 2012 due to increased charge off activity and impairment evaluations in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2012 and 2011.

For the Three Months Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$130	$130
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	1	$130	$130

	For the Three Months Ended December 31, 2011
	Number of Contracts	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$320	$320
Construction	—	—	—
Commercial	5	1,614	1,614
Commercial	3	216	217
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	9	$2,150	$2,151

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification.

For the Twelve Months Ended December 31, 2012
	Number of Contracts		Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential		$—		$—
Construction		—		—
Commercial		—		—
Commercial		—		—
Obligations of states and political subdivisions		—		—
Home equity loans and lines of credit		—		—
Other		—		—

Total	$		$

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2012	September 30, 2012
Non-interest bearing demand accounts	$46,971	$41,767
NOW accounts	103,028	109,923
Money market accounts	149,658	155,666
Savings and club accounts	104,007	102,143
Certificates of deposit	564,228	586,135

Total	$967,892	$995,634

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2012 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2012	2011

Service Cost	$176	$149
Interest Cost	179	178
Expected return on plan assets	(258)	(203)
Amortization of unrecognized loss	97	119

Net periodic benefit cost	$194	$243

The Bank plans to contribute $600,000 to its pension plan in May 2013.

10.	Equity Incentive Plan

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

For the three months ended December 31, 2012 and 2011, the Company recorded $527,000 and $534,000 of share-based compensation expense, respectively, comprised of stock option expense of $172,000 and restricted stock expense of $356,000 for the December 31, 2012 period and stock option expense of $172,000 and restricted stock expense of $362,000 for the December 31, 2011 period. Expected future expenses relating to the 288,675 non-vested options outstanding as of December 31, 2012, is $261,000 over the remaining vesting period of 0.42 years. Expected future compensation expense relating to the 115,212 restricted shares at December 31, 2012, is $593,000 over the remaining vesting period of 0.42 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended December 31, 2012.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2012	1,458,379	$12.35	5.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, December 31, 2012	1,458,379	$12.35	5.42	$—

Exercisable at December 31, 2012	1,169,704	$12.35	5.42	$—

The weighted-average grant date fair value of the Company’s non-vested options as of December 31, 2012 and 2011 was $2.38.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2012, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2012	115,212	$12.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2012	115,212	$12.35

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of December 31, 2012 and September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurement at December 31, 2012
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2012
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$230,540	$—	$230,540
Obligations of states and political subdivisions	—	25,269	—	25,269
U.S. government agencies	—	55,923	—	55,923
Corporate obligations	—	10,647	—	10,647
Trust-preferred securities	—	3,690	1,760	5,450
Other debt securities	—	1,512	—	1,512
Equity securities-financial services	2,184	—	—	2,184

Total debt and equity securities	$2,184	$327,581	$1,760	$331,525
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,503	$2,503
Impaired loans measured on a non-recurring basis	$—	$—	$37,680	$37,680

Fair Value Measurement at September 30, 2012
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2012
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$215,804	$—	$215,804
Obligations of states and political subdivisions	—	19,517	—	19,517
U.S. government agencies	—	74,484	—	74,484
Corporate obligations	—	8,657	—	8,657
Trust-preferred securities	—	4,493	1,740	6,233
Other debt securities	—	1,512	—	1,512
Equity securities-financial services	3,378	—	—	3,378

Total debt and equity securities	$3,378	$324,467	$1,740	$329,585
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,998	$2,998
Impaired loans measured on a non-recurring basis	$—	$—	$32,520	$32,520

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the periods ended December 31, 2012 and September 30, 2012.

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	December 31, 2012	September 30, 2012
Beginning balance	$1,740	$—
Purchases, sales, issuances, settlements, net	—	1,528
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	20	212
Transfers in and/or out of Level III	—	—

	$1,760	$1,740

Each financial asset and liability is identified as having been valued according to a specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2012, 220 impaired loans with a carrying value of $38.7 million were reduced by specific valuation allowance totaling $977,000 resulting in a net fair value of $37.7 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2012:
Impaired loans	37,680	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	2,503	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2012:
Impaired loans	32,520	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	2,998	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	December 31, 2012
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$19,917	$—	$—	$19,917
Investment and mortgage backed securities Available for sale	2,184	327,581	1,760	331,525
Loans receivable, held for sale, net	—	—	2,096	2,096
Loans receivable, net	—	—	978,499	978,499
Accrued interest receivable	4,569	—	—	4,569
FHLB stock	19,054	—	—	19,054
Mortgage servicing rights	—	—	402	402
Bank owned life insurance	28,075	—	—	28,075

Financial liabilities:
Deposits	$398,559	$—	$574,202	$972,761
Short-term borrowings	84,500	—	—	84,500
Other borrowings	—	—	162,523	162,523
Advances by borrowers for taxes and insurance	6,943	—	—	6,943
Accrued interest payable	1,115	—	—	1,115

	September 30, 2012
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$15,550	$—	$—	$15,550
Investment and mortgage backed securities Available for sale	3,378	324,467	1,740	329,585
Loans receivable, held for sale, net	—	—	346	346
Loans receivable, net	—	—	997,685	997,685
Accrued interest receivable	4,929	—	—	4,929
FHLB stock	21,914	—	—	21,914
Mortgage servicing rights	—	—	365	365
Bank owned life insurance	27,848	—	—	27,848

Financial liabilities:
Deposits	$409,499	$597,028	$—	$1,006,527
Short-term borrowings	43,281	—	—	43,281
Other borrowings	—	195,636	—	195,636
Advances by borrowers for taxes and insurance	3,432	—	—	3,432
Accrued interest payable	1,128	—	—	1,128

	December 31, 2012		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$19,917	$19,917	$15,550	$15,550
Investment securities available for sale	331,525	331,525	329,585	329,585
Loans receivable, held for sale, net	2,096	2,096	346	346
Loans receivable, net	940,275	978,499	950,009	997,339
Accrued interest receivable	4,569	4,569	4,929	4,929
FHLB stock	19,054	19,054	21,914	21,914
Mortgage servicing rights	402	402	365	365
Bank owned life insurance	28,075	28,075	27,848	27,848

Financial liabilities:
Deposits	$967,892	$972,761	$995,634	$1,006,527
Short-term borrowings	84,500	84,500	43,281	43,281
Other borrowings	159,460	162,523	191,460	195,636
Advances by borrowers for taxes and insurance	6,943	6,943	3,432	3,432
Accrued interest payable	1,115	1,115	1,128	1,128

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

Loans Receivable

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Mortgage Servicing Rights

The Company utilizes a third party provider to estimate the fair value of certain loan servicing rights. Fair value for the purpose of this measurement is defined as the amount at which the asset could be exchanged in a current transaction between willing parties, other than in a forced liquidation.

Deposit Liabilities

The fair values disclosed for demand, savings, and money market deposit accounts are valued at the amount payable on demand as of quarter-end. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits of similar remaining maturities.

Other Borrowings

Fair values for other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for other borrowings of similar remaining maturities.

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

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Total Assets. Total assets decreased by $13.1 million, or 0.9%, to $1,405.6 million at December 31, 2012 from $1,418.7 million at September 30, 2012. Decreases in loans receivable and other assets were offset, in part, by increases in interest bearing deposits with other institutions and investment securities available for sale.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $3.0 million, or 65.5%, to $7.5 million at December 31, 2012 from $4.5 million at September 30, 2012. This increase was primarily the result of the cash generated from the increase in sales of loans receivable from September 30, 2012 through December 31, 2012.

Net Loans. Net loans decreased $9.7 million, or 1.0%, to $940.3 million at December 31, 2012 from $950.0 million at September 30, 2012. During this period, residential real estate loans outstanding decreased by $6.7 million to $689.6 million. Commercial real estate loans decreased $133,000 to $160.1 million, home equity loans and lines of credit decreased $1.5 million to $46.4 million, and other loans decreased $159,000 to $2.3 million. These decreases were partially offset by increases in construction loans outstanding of $111,000 to $3.9 million and obligations of states and political subdivisions of $402,000 to $34.1 million.

Other Assets. Other assets decreased $8.5 million, or 28.7%, to $21.2 million at December 31, 2012 from $29.8 million at September 30, 2012. The primary reason for the decrease was a decrease in accounts receivable for $6.7 million at December 31, 2012 compared to September 30, 2012. At September 30, 2012, the Company had approximately $6.0 million in accounts receivable for brokered deposits that the Company contracted for prior to September 30, 2012 but for which the funds were not received until October 1, 2012.

Investment Securities Available for Sale. Investment securities available for sale increased $1.9 million, or 0.59%, to $331.5 million at December 31, 2012 from $329.6 million at September 30, 2012. The increase was due primarily to increases in mortgage-backed securities of $14.7 million and municipal bonds of $5.8 million, offset in part, by a decrease in agency bonds of $18.6 million.

Deposits. Deposits decreased $27.7 million, or 2.79%, to $967.9 million at December 31, 2012 from $995.6 million at September 30, 2012. At December 31, 2012 compared to September 30, 2012, certificate of deposit accounts decreased $21.9 million to $564.2 million, NOW accounts decreased $6.9 million to $103.0 million, and money market accounts decreased $6.0 million to $149.7 million. These decreases were offset in part during the same period by an increase in non-interest bearing demand accounts of $5.2 million to $47.0 million and savings and club accounts of $1.9 million to $104.0 million. Included in the certificates of deposit at December 31.2012 was a decrease in brokered certificates of $4.3 million to $152.5 million.

Borrowed Funds. Borrowed funds increased by $9.2 million, or 3.93%, to $244.0 million at December 31, 2012, from $234.7 million at September 30, 2012. The increase in borrowed funds was primarily due to increases in short term FHLBank Pittsburgh borrowings of $41.2 million offset by declines in other borrowings of $32.0 million.

Stockholders’ Equity. Stockholders’ equity increased by $1.9 million, or 1.1%, to $177.3 million at December 31, 2012 from $175.4 million at September 30, 2012. This increase was primarily the result of net income of $2.9 million which was partially offset by a decrease in accumulated other comprehensive income of $570,000 to $1.2 million at December 31, 2012 from $1.8 million at September 30, 2012.

Average Balance Sheets for the Three Months Ended December 31, 2012 and 2011

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$953,090	$12,237	5.09%	$748,215	$9,341	4.95%
Investment securities
Taxable (2)	96,785	422	1.73%	36,771	232	2.50%
Exempt from federal income tax (2) (3)	10,038	54	3.23%	7,743	48	3.80%

Total investment securities	106,823	476	1.87%	44,514	280	2.73%
Mortgage-backed securities	218,612	1,208	2.19%	206,380	1,406	2.70%
Federal Home Loan Bank stock	19,914	24	0.48%	16,283	—	0.00%
Other	5,657	5	0.35%	21,783	2	0.04%

Total interest-earning assets	1,304,096	13,950	4.25%	1,037,175	11,029	4.23%
Allowance for loan losses	(7,408)			(8,257)
Noninterest-earning assets	102,046			62,838

Total assets	$1,398,734			$1,091,756

Interest-bearing liabilities:
NOW accounts	$95,415	13	0.05%	$58,932	4	0.03%
Money market accounts	153,302	116	0.30%	112,827	80	0.28%
Savings and club accounts	100,692	12	0.05%	70,968	24	0.13%
Certificates of deposit	578,902	1,830	1.25%	353,897	1,803	2.02%
Borrowed funds	228,709	1,260	2.19%	290,416	2,410	3.29%

Total interest-bearing liabilities	1,157,020	3,231	1.11%	887,040	4,321	1.93%
Non-interest bearing NOW accounts	48,791			32,242
Noninterest-bearing liabilities	15,586			10,594

Total liabilities	1,221,397			929,876
Equity	177,337			161,880

Total liabilities and equity	$1,398,734			$1,091,756

Net interest income		$10,719			$6,708

Interest rate spread			3.14%			2.30%
Net interest-earning assets	$147,076			$150,135

Net interest margin (4)			3.26%			2.57%
Average interest-earning assets to average interest-bearing liabilities		112.71%			116.93%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and December 31, 2011

Net Income. Net income increased $2.0 million, or 224.9%, to $2.9 million for the three months ended December 31, 2012 compared to net income of $886,000 for the comparable period in 2011. The increase was due primarily to increases in net interest income and noninterest income, offset in part, by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $4.0 million, or 59.8%, to $10.7 million for the three months ended December 31, 2012 from $6.7 million for the comparable period in 2011. The increase was primarily attributable to an increase in the Company’s interest rate spread to 3.14% for the three months ended December 31, 2012, from 2.30% for the comparable period in 2011, offset in part by a decrease of $3.1 million in the Company’s average net earnings assets.

Interest Income. Interest income increased $2.9 million, or 26.5%, to $14.0 million for the three months ended December 31, 2012 from $11.0 million for the comparable 2011 period. The increase resulted primarily from additional earning assets added as a result of the merger with First Star Bank in the fourth quarter of 2012. Average interest earning assets increased $266.9 million and the average yield on interest earning assets increased two basis points. The average yield on interest earning assets was 4.25% for the three months ended December 31, 2012, as compared to 4.23% for the comparable 2011 period. Loans increased on average $204.9 million between the two periods. In addition, average investment securities increased $62.3 million, mortgage-backed securities increased $12.2 million, Federal Home Loan Bank stock increased $3.6 million and other interest earning assets decreased $16.1 million. The decrease in other interest earning assets was primarily due to a corresponding decrease in the average balance of cash held at FHLBank Pittsburgh. Interest income for the fiscal first quarter 2013 also includes the recapture of approximately $500,000, before tax, of a previously recorded fair value adjustment to a loan acquired as part of the First Star acquisition. This loan was fully repaid in the first quarter. An additional $473,000, before tax, was recaptured during the quarter related to similar loans that were partially repaid.

Interest Expense. Interest expense decreased $1.1 million, or 25.2%, to $3.2 million for the three months ended December 31, 2012 from $4.3 million for the comparable 2011 period. The decrease resulted from an 82 basis point decrease in the overall cost of interest bearing liabilities to 1.11% for the three months ended December 31, 2012 from 1.93% for the comparable 2011 period, partially offset by a $270.0 million increase in average interest-bearing liabilities. Average interest bearing liabilities increased primarily as a result of the merger with First Star Bank in the fourth quarter of 2012. The yield on borrowed funds declined primarily as a result of the prepayment of $37.0 million in higher yielding borrowings in the fourth quarter of 2012. Yields on certificates of deposits declined due primarily to the replacement of maturing brokered certificates of deposit with shorter duration lower cost certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.0 million for the three month period ended December 31, 2012 as compared to $500,000 for the three month period ended December 31, 2011. The allowance for loan losses was $7.6 million, or 0.80% of loans outstanding, at December 31, 2012, compared to $7.3 million, or 0.76% of loans outstanding at September 30, 2012.

Non-interest Income. Non-interest income increased $502,000, or 32.9%, to $2.0 million for the three months ended December 31, 2012 from $1.5 million for the comparable period in 2011. The primary reasons for the increase were increases in gain on sale of loans, net of $334,000 and service fees on deposit accounts of $80,000 during the 2012 period. As part of its overall interest rate risk management strategy, the Company sold $11.5 million of long-term, fixed-rate mortgage loans during the quarter ended December 31, 2012. There were no loans sold during the comparable 2011 period.

Non-interest Expense. Non-interest expense increased $843,000, or 12.7%, to $7.5 million for the three months ended December 31, 2012 from $6.7 million for the comparable period in 2011. The primary reasons for the increase were increases in compensation and employee benefits of $620,000, occupancy and equipment of $193,000 and data processing expense of $181,000. These increases were partially offset by decreases in the cost to liquidate foreclosed real estate of $293,000 and professional fees of $178,000. The increases in noninterest expense were due primarily to the larger organization in fiscal first quarter 2013 compared with fiscal first quarter 2012 as a result of the First Star merger. The decrease in professional fees was due to a decrease in merger related legal fees.

Income Taxes. Income tax expense increased $1.2 million to $1.4 million for the three months ended December 31, 2012 from $184,000 for the comparable 2011 period. The increase was primarily a result of the increase in income before taxes of $3.2 million for the three months ended December 31, 2012. The effective tax rate was 32.1% for the three months ended December 31, 2012, compared to 17.2% for the 2011 period. The increase in the effective tax rate was primarily due to the decrease in the portion of pre-tax income derived from non-taxable loan and investment income for the three months ended December 31, 2012 compared to the 2011 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	December 31, 2012	September 30, 2012

Non-performing assets:
Non-accruing loans	$25,488	$23,707
Troubled debt restructures	531	533

Total non-performing loans	26,019	24,240
Foreclosed real estate	2,503	2,998

Total non-performing assets	$28,522	$27,238

Ratio of non-performing loans to total loans	2.74%	2.53%
Ratio of non-performing loans to total assets	1.85%	1.71%
Ratio of non-performing assets to total assets	2.03%	1.92%
Ratio of allowance for loan losses to total loans	0.80%	0.76%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $1.3 million to $28.5 million at December 31, 2012 from $27.2 million at September 30, 2012. Non-performing loans increased $1.8 million to $26.0 million at December 31, 2012 from $24.2 million at September 30, 2012. The increase was primarily due to an increase of $516,000 in nonperforming commercial loans and $1.3 million in nonperforming residential loans. The increase in commercial loans was primarily due to the addition of one commercial real estate loan. At December 31, 2012 the outstanding balance of this loan was $446,000 and the loan was paying pursuant to its terms. The number of nonperforming residential loans increased to 99 at December 31, 2012, from 79 at September 30, 2012. The $25.5 million of non-accruing loans at December 31, 2012 included 88 residential loans with an aggregate outstanding balance of $10.7 million that were past due 90 or more days at December 31, 2012, 90 commercial and commercial real estate loans with aggregate outstanding balances of $13.3 million and 16 consumer loans with aggregate balances of $337,000. Within the residential loan balance are $1.2 million of loans less than 90 days past due. In the quarter ended December 31, 2012, the Company identified eight residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $495,000 to $2.5 million at December 31, 2012 from $3.0 million at September 30, 2012. Foreclosed real estate consists of 28 residential properties, two building lots and one commercial property.

At December 31, 2012 the principal balance of troubled debt restructures was $12.5 million as compared to $13.1 million at September 30, 2012. Of the $12.5 million of troubled debt restructures at December 31, 2012, $7.7 million are performing loans and $4.8 million are non-accrual loans. An additional $531,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 72 loans that comprise our troubled debt restructures at December 31, 2012, no loans were granted a rate concession at a below market interest rate. Twelve loans with balances totaling $2.0 million were granted market rate and terms concessions, one loan with a balance of $381,000 was granted an interest rate concession and 59 loans with balances totaling $10.1 million were granted term concessions.

As of December 31, 2012, troubled debt restructures were comprised of 42 residential loans totaling $6.9 million, 24 commercial and commercial real estate loans totaling $5.5 million, and six consumer (home equity loans, home equity lines and credit, and other) totaling $158,000.

For the three month period ended December 31, 2012, three loans totaling $471,000 were removed from TDR status. One loan for $172,000 was transferred to foreclosed real estate, and two loans totaling $299,000 completed 12 months of consecutive on time payments.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended December 31, 2012, we modified 100 loans ($14.1 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, there were ten such loans in the three months ended December 31, 2012 with an aggregate balance of approximately $4.9 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2012, $19.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $2.2 million at December 31, 2012. As of December 31, 2012, we had $229.0 million in borrowings outstanding from FHLBank Pittsburgh and $15.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $577.4 million.

At December 31, 2012, we had $74.0 million in loan commitments outstanding, which included, in part, $31.4 million in undisbursed construction loans and land development loans, $31.6 million in unused home equity lines of credit, $4.9 million in commercial lines of credit and commitments to originate commercial loans, $3.2 million in performance standby letters of credit and $2.7 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2012 totaled $267.3 million, or 47.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $6.1 million and $3.9 million for the three months ended December 31, 2012 and 2011, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided (used) in investing activities was $8.2 million and $(15.8) million for the three months ended December 31, 2012 and 2011, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash used of $9.9 million and $779,000 for the three months ended December 31, 2012 and 2011, respectively.

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

Contractual Obligations

During the first three months of fiscal 2013, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2012.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2012.

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

There were no changes made in the Company’s internal controls over financial reporting (as defined by rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that could significantly affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this report.

Part II – Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the risk factors relating to the Company that were disclosed in response to Item 1A to part I of Form 10-K for the year ended September 30, 2012, the following additional risk factor exists relating to the First Star merger.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended December 31, 2012.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 31, 2012 (1)	—	$—	—	1,322,991
November 30, 2012 (2)	—	—	—	1,322,991
December 31, 2012 (3)	38,900	10.51	38,900	1,284,091

Total	38,900	$10.51	38,900

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements. ***

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	As provided in Pub. 406 of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: February 11, 2013	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 11, 2013	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer