Form 10-Q
period 2013-03-31
ESSA Bancorp, Inc.
filed 2013-05-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013 there were 12,532,140 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2013	September 30, 2012
	(dollars in thousands)
Cash and due from banks	$11,006	$11,034
Interest-bearing deposits with other institutions	12,954	4,516

Total cash and cash equivalents	23,960	15,550
Certificates of deposit	1,766	1,266
Investment securities available for sale, at fair value	314,961	329,585
Loans receivable, held for sale	—	346
Loans receivable (net of allowance for loan losses of $7,671 and $7,302)	938,782	950,009
Regulatory stock, at cost	16,262	21,914
Premises and equipment, net	16,017	16,170
Bank-owned life insurance	28,323	27,848
Foreclosed real estate	1,699	2,998
Intangible assets, net	2,957	3,457
Goodwill	8,541	8,541
Deferred income taxes	11,413	11,336
Other assets	21,195	29,766

TOTAL ASSETS	$1,385,876	$1,418,786

LIABILITIES
Deposits	$1,004,032	$995,634
Short-term borrowings	33,038	43,281
Other borrowings	158,060	191,460
Advances by borrowers for taxes and insurance	9,425	3,432
Other liabilities	9,564	9,568

TOTAL LIABILITIES	1,214,119	1,243,375

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 12,589,699 and 13,229,908 outstanding at March 31, 2013 and September 30, 2012)	181	181
Additional paid in capital	182,288	181,220
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(10,759)	(10,985)
Retained earnings	68,918	65,181
Treasury stock, at cost; 5,543,396 and 4,903,187 shares outstanding at March 31, 2013 and September 30, 2012, respectively	(69,034)	(61,944)
Accumulated other comprehensive income	163	1,758

TOTAL STOCKHOLDERS’ EQUITY	171,757	175,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,385,876	$1,418,786

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$11,041	$9,145	$23,278	$18,486
Investment securities:
Taxable	1,558	1,628	3,188	3,266
Exempt from federal income tax	73	55	127	103
Other investment income	18	6	47	8

Total interest income	12,690	10,834	26,640	21,863

INTEREST EXPENSE
Deposits	1,848	1,836	3,819	3,747
Short-term borrowings	46	6	82	11
Other borrowings	912	2,221	2,136	4,626

Total interest expense	2,806	4,063	6,037	8,384

NET INTEREST INCOME	9,884	6,771	20,603	13,479
Provision for loan losses	850	650	1,850	1,150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,034	6,121	18,753	12,329

NONINTEREST INCOME
Service fees on deposit accounts	711	661	1,518	1,388
Services charges and fees on loans	268	200	497	384
Trust and investment fees	196	207	411	422
Gain on sale of investments, net	708	147	738	147
Gain on sale of loans, net	81	8	415	8
Earnings on bank-owned life insurance	248	196	474	394
Insurance commissions	232	195	407	386
Other	14	9	24	18

Total noninterest income	2,458	1,623	4,484	3,147

NONINTEREST EXPENSE
Compensation and employee benefits	5,068	3,980	9,624	7,916
Occupancy and equipment	1,030	776	1,979	1,532
Professional fees	592	403	904	744
Data processing	805	507	1,468	989
Advertising	145	67	255	153
Federal Deposit Insurance Corporation (FDIC) premiums	293	167	478	329
Loss (Gain) on foreclosed real estate	(172)	40	(398)	107
Merger related costs	—	227	—	376
Amortization of intangible assets	249	81	499	162
Other	780	626	1,486	1,228

Total noninterest expense	8,790	6,874	16,295	13,536

Income before income taxes	2,702	870	6,942	1,940
Income taxes	662	211	2,023	395

NET INCOME	$2,040	$659	$4,919	$1,545

Earnings per share
Basic	$0.17	$0.06	$0.41	$0.14
Diluted	$0.17	$0.06	$0.41	$0.14
Dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(dollars in thousands)
Net income	$2,040	$659	$4,919	$1,545
Other comprehensive loss:
Investment securities available for sale:
Unrealized holding loss	(946)	(336)	(1,877)	(2,207)
Tax effect	321	115	638	751
Reclassification of gains recognized in net income	(708)	(147)	(738)	(147)
Tax effect	241	50	251	50

Net of tax amount	(1,092)	(318)	(1,726)	(1,553)

Pension plan adjustment:
Related to actuarial losses and prior service cost	99	118	196	237
Tax effect	(32)	(40)	(65)	(81)

Net of tax amount	67	78	131	156

Total other comprehensive loss	(1,025)	(240)	(1,595)	(1,397)

Comprehensive income	$1,015	$419	$3,324	$148

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(dollars in thousands)
Balance, September 30, 2012	13,229,908	$181	$181,220	$(10,985)	$65,181	$(61,944)	$1,758	$175,411

Net income					4,919			4,919
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income tax benefit of $327							(1,726)	(1,726)
Change in unrecognized pension cost, net of income taxes of $33							131	131
Cash dividends declared ($.05 per share)					(1,182)			(1,182)
Stock based compensation			1,055					1,055
Allocation of ESOP stock			13	226				239
Treasury shares purchased	(640,209)					(7,090)		(7,090)

Balance, March 31, 2013	12,589,699	$181	$182,288	$(10,759)	$68,918	$(69,034)	$163	$171,757

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2013	2012
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$4,919	$1,545
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,850	1,150
Provision for depreciation and amortization.	569	483
Amortization and accretion of discounts and premiums, net	891	812
Net gain on sale of investment securities	(738)	(147)
Gain on sale of loans, net	(415)	(8)
Origination of mortgage loans sold	(18,821)	(1,247)
Proceeds from sale of mortgage loans originated for sale	19,582	1,255
Compensation expense on ESOP	239	234
Stock based compensation	1,055	1,065
Decrease in accrued interest receivable	257	277
Decrease in accrued interest payable	(281)	(79)
Earnings on bank-owned life insurance	(474)	(394)
Deferred federal income taxes	745	392
Decrease in prepaid FDIC premiums	449	298
Increase in accrued pension liability	408	—
(Gain) loss on foreclosed real estate, net	(398)	107
Amortization of identifiable intangible assets	499	162
Other, net	2,084	629

Net cash provided by operating activities	12,420	6,534

INVESTING ACTIVITIES
Purchase of certificates of deposit	(500)	—
Investment securities available for sale:
Proceeds from sale of investment securities	39,189	8,072
Proceeds from principal repayments and maturities	65,070	39,421
Purchases	(92,372)	(82,676)
Increase (decrease) in loans receivable, net	8,689	(4,712)
Redemption of FHLB stock	5,652	1,646
Investment in limited partnership	(110)	(2,619)
Proceeds from sale of foreclosed real estate	2,393	879
Capital improvements to foreclosed real estate	(39)	—
Purchase of premises, equipment, and software	(481)	(352)

Net cash provided by (used for) investing activities	27,491	(40,341)

FINANCING ACTIVITIES
Increase in deposits, net	14,395	37,946
Net increase (decrease) in short-term borrowings	(10,243)	6,000
Proceeds from other borrowings	16,800	1,250
Repayment of other borrowings	(50,200)	(32,750)
Increase in advances by borrowers for taxes and insurance	5,993	3,828
Purchase of treasury stock shares.	(7,064)	—
Dividends on common stock	(1,182)	(1,096)

Net cash (used for) provided by financing activities	(31,501)	15,178

Increase (decrease) in cash and cash equivalents	8,410	(18,629)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,550	41,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,960	$23,065

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$6,317	$8,463
Income taxes	655	200
Noncash items:
Transfers from loans to foreclosed real estate	$657	$513
Treasury stock payable	26	—

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the six month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the six month period ended March 31, 2013 and 2012.

	Three Months ended		Six Months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Weighted-average common shares outstanding	18,133,094	16,980,900	18,133,094	16,980,900
Average treasury stock shares	(5,261,181)	(4,871,278)	(5,081,861)	(4,871,278)
Average unearned ESOP shares	(1,069,387)	(1,114,661)	(1,075,107)	(1,120,351)
Average unearned non-vested shares	(38,945)	(154,357)	(43,587)	(160,244)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	11,763,581	10,840,604	11,932,539	10,829,027

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	11,763,581	10,840,604	11,932,539	10,829,027

At March 31, 2013 and 2012 there were options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At March 31, 2013 and 2012 there were 19,110 and 134,322 shares, respectively, of nonvested stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company has provided the necessary disclosures in Note 12.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$112,229	$2,787	$(213)	$114,803
Freddie Mac	49,614	1,325	(87)	50,852
Governmental National Mortgage Association	46,107	726	(39)	46,794
Other mortgage-backed securities	3,490	—	(2)	3,488

Total mortgage-backed securities	211,440	4,838	(341)	215,937
Obligations of states and political subdivisions	23,791	1,160	(115)	24,836
U.S. government agency securities	53,229	423	(12)	53,640
Corporate obligations	11,143	223	(2)	11,364
Trust-preferred securities	4,897	608	—	5,505
Other debt securities	1,477	45	—	1,522

Total debt securities	305,977	7,297	(470)	312,804
Equity securities - financial services	2,191	14	(48)	2,157

Total	$308,168	$7,311	$(518)	$314,961

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$111,145	$4,652	$(3)	$115,794
Freddie Mac	48,913	1,952	(11)	50,854
Governmental National Mortgage Association	43,164	803	(16)	43,951
Other mortgage-backed securities	5,043	162	—	5,205

Total mortgage-backed securities	208,265	7,569	(30)	215,804
Obligations of states and political subdivisions	18,611	906	—	19,517
U.S. government agency securities	74,106	379	(1)	74,484
Corporate obligations	8,602	146	(91)	8,657
Trust-preferred securities	5,852	382	(1)	6,233
Other debt securities	1,476	36	—	1,512

Total debt securities	316,912	9,418	(123)	326,207
Equity securities - financial services	3,267	111	—	3,378

Total	$320,179	$9,529	$(123)	$329,585

The amortized cost and fair value of debt securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,951	$2,985
Due after one year through five years	36,987	37,523
Due after five years through ten years	56,267	57,553
Due after ten years	209,772	214,743

Total	$305,977	$312,804

For the three months ended March 31, 2013, the Company realized gross gains of $725,000 and gross losses of $17,000 and proceeds from the sale of investment securities of $38.1 million. For the six months ended March 31, 2013, the Company realized gross gains of $756,000 and gross losses of $18,000 and proceeds from the sale of investment securities of $39.2 million. For the three and six months ended March 31, 2012, the Company realized gross gains of $147,000 and proceeds from the sale of investment securities of $8.1 million.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2013
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	14	$25,365	$(210)	$1,233	$(3)	$26,598	$(213)
Freddie Mac	5	9,391	(87)	—	—	9,391	(87)
Governmental National Mortgage Association	4	8,148	(39)	—	—	8,148	(39)
Other mortgage-backed securities	2	2,501	(2)	—	—	2,501	(2)
Obligations of states and political subdivisions	4	5,228	(115)	—	—	5,228	(115)
U.S. government agency securities	3	7,972	(12)	—	—	7,972	(12)
Corporate obligations	2	1,687	(2)	—	—	1,687	(2)
Equity securities-financial services	1	2,012	(48)	—	—	2,012	(48)

Total	35	$62,304	$(515)	$1,233	$(3)	$63,537	$(518)

	September 30, 2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	3	$4,083	$(3)	$—	$—	$4,083	$(3)
Freddie Mac	1	2,002	(11)	—	—	2,002	(11)
Governmental National Mortgage Association	5	6,090	(16)	—	—	6,090	(16)
U.S. government agency securities	1	999	(1)	—	—	999	(1)
Corporate obligations	5	1,059	(25)	1,434	(66)	2,493	(91)
Trust-preferred securities	1	998	(1)	—	—	998	(1)

Total	16	$15,231	$(57)	$1,434	$(66)	$16,665	$(123)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has determined that, at March 31, 2013, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2013	September 30, 2012
Held for investment:
Real Estate Loans:
Residential	$684,876	$696,350
Construction	3,401	3,805
Commercial	166,183	160,192
Commercial	10,905	12,818
Obligations of states and political subdivisions	34,062	33,736
Home equity loans and lines of credit	44,740	47,925
Other	2,286	2,485

	946,453	957,311
Less allowance for loan losses	7,671	7,302

Net loans	$938,782	$950,009

Held for sale:
Real Estate Loans:
Residential	—	346

	Real Estate Loans			Commercial	Obligations of States and Political	Home Equity and Lines of	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Total
		(dollars in thousands)
March 31, 2013
Total Loans	$684,876	$3,401	$166,183	$10,905	$34,062	$44,740	$2,286	$946,453

Individually evaluated for impairment	13,948	—	18,720	273	—	254	—	33,195
Loans acquired with deteriorated credit quality	319	—	6,280	566	—	16	—	7,181
Collectively evaluated for impairment	670,609	3,401	141,183	10,066	34,062	44,470	2,286	906,077

	Real Estate Loans			Commercial	Obligations of States and Political	Home Equity and Lines of	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Total
		(dollars in thousands)
September 30, 2012
Total Loans	$696,350	$3,805	$160,192	$12,818	$33,736	$47,925	$2,485	$957,311

Individually evaluated for impairment	7,942	—	17,415	423	—	191	—	25,971
Loans acquired with deteriorated credit quality	271	—	6,159	1,007	—	44	19	7,500
Collectively evaluated for impairment	688,137	3,805	136,618	11,388	33,736	47,690	2,466	923,840

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With no specific allowance recorded:
Real Estate Loans
Residential	$11,218	$11,215	$—	$8,185	$75
Construction	—	—	—	—	—
Commercial	24,104	24,145	—	23,089	302
Commercial	798	797	—	1,069	4
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	261	261	—	248	1
Other	—	—	—	19	—

Total	36,381	36,418	—	32,610	382

With an allowance recorded:
Real Estate Loans
Residential	3,049	3,051	706	2,944	46
Construction	—	—	—	—	—
Commercial	896	898	234	913	1
Commercial	41	41	9	42	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	9	9	8	9	—
Other	—	—	—	—	—

Total	3,995	3,999	957	3,908	47

Total:
Real Estate Loans
Residential	14,267	14,266	706	11,129	121
Construction	—	—	—	—	—
Commercial	25,000	25,043	234	24,002	303
Commercial	839	838	9	1,111	4
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	270	270	8	257	1
Other	—	—	—	19	—

Total Impaired Loans	$40,376	$40,417	$957	$36,518	$429

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no specific allowance recorded:
Real Estate Loans
Residential	$5,182	$5,177	$—	$4,687	$82
Construction	—	—	—	—	—
Commercial	22,290	22,341	—	13,584	457
Commercial	1,386	1,385	—	581	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	226	226	—	238	—
Other	19	19	—	25	—

Total	29,103	29,148	—	19,115	567

With an allowance recorded:
Real Estate Loans
Residential	3,031	3,030	661	1,892	68
Construction	—	—	—	—	—
Commercial	1,284	1,286	270	1,326	13
Commercial	44	44	12	47	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	9	9	9	13	1
Other	—	—	—	—	—

Total	4,368	4,369	952	3,278	82

Total:
Real Estate Loans
Residential	8,213	8,207	661	6,579	150
Construction	—	—	—	—	—
Commercial	23,574	23,627	270	14,910	470
Commercial	1,430	1,429	12	628	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	235	235	9	251	1
Other	19	19	—	25	—

Total Impaired Loans	$33,471	$33,517	$952	$22,393	$649

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2013 and September 30, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial real estate loans	$138,062	$4,190	$23,931	$—	$166,183
Commercial	10,151	481	273	—	10,905
Obligations of states and political subdivisions	34,062	—	—	—	34,062

Total	$182,275	$4,671	$24,204	$—	$211,150

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial real estate loans	$132,841	$5,502	$21,849	$—	$160,192
Commercial	12,035	360	423	—	12,818
Obligations of states and political subdivisions	33,736	—	—	—	33,736

Total	$178,612	$5,862	$22,272	$—	$206,746

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2013 and September 30, 2012 (in thousands):

	Performing	Non-performing	Total
March 31, 2013
Real estate loans:
Residential	$671,931	$12,945	$684,876
Construction	3,401	—	3,401
Home Equity loans and lines of credit	44,444	296	44,740
Other	2,271	15	2,286

Total	$722,047	$13,256	$735,303

	Performing	Non-performing	Total
September 30, 2012
Real estate loans:
Residential	$685,814	$10,536	$696,350
Construction	3,805	—	3,805
Home Equity loans and lines of credit	47,552	373	47,925
Other	2,466	19	2,485

Total	$739,637	$10,928	$750,565

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2013 and September 30, 2012 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2013
Real estate loans
Residential	$668,915	$2,442	$574	$—	$12,945	$15,961	$684,876
Construction	3,401	—	—	—	—	—	3,401
Commercial	154,040	357	—	—	11,786	12,143	166,183
Commercial	9,623	—	—	—	1,282	1,282	10,905
Obligations of states and political subdivisions	34,062	—	—	—	—	—	34,062
Home equity loans and lines of credit	43,923	433	88	—	296	817	44,740
Other	2,271	—	—	—	15	15	2,286

Total	$916,235	$3,232	$662	$—	$26,324	$30,218	$946,453

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2012
Real estate loans
Residential	$680,876	$3,664	$1,274	$—	$10,536	$15,474	$696,350
Construction	3,805	—	—	—	—	—	3,805
Commercial	142,277	3,658	3,348	—	10,909	17,915	160,192
Commercial	10,948	—	—	—	1,870	1,870	12,818
Obligations of states and political subdivisions	33,736	—	—	—	—	—	33,736
Home equity loans and lines of credit	46,967	447	138	—	373	958	47,925
Other	2,452	14	—	—	19	33	2,485

Total	$921,061	$7,783	$4,760	$—	$23,707	$36,250	$957,311

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2013 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2013 (in thousands):

	Real Estate Loans			Commercial	Obligations of States and Political	Home Equity Loans and Lines of	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Unallocated	Total
ALL balance at December 31, 2012	$5,549	$8	$784	$384	$116	$377	$133	$204	$7,555
Charge-offs	(598)	—	(108)	—	—	(32)	(6)	—	(744)
Recoveries	4	—	1	—	—	5	—	—	10
Provision	836	20	160	(34)	(10)	146	(108)	(160)	850

ALL balance at March 31, 2013	$5,791	$28	$837	$350	$106	$496	$19	$44	$7,671

	Real Estate Loans			Commercial	Obligations of States and Political	Home Equity Loans and Lines of	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Unallocated	Total
ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302
Charge-offs	(1,243)	—	(214)	—	—	(67)	(6)	—	(1,530)
Recoveries	41	—	2	—	—	6	—	—	49
Provision	1,592	(1)	350	(124)	(21)	58	3	(7)	1,850

ALL balance at March 31, 2013	$5,791	$28	$837	$350	$106	$496	$19	$44	$7,671

	Real Estate Loans			Commercial	Obligations of States and Political	Home Equity Loans and Lines of	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Unallocated	Total
ALL balance at December 31, 2011	$5,562	$8	$1,448	$507	$74	$525	$135	$134	$8,393
Charge-offs	(502)	—	(345)	—	—	(132)	(6)	—	(985)
Recoveries	33	—	5	—	—	—	2	—	40
Provision	526	—	324	(164)	7	76	4	(123)	650

ALL balance at March 31, 2012	$5,619	$8	$1,432	$343	$81	$469	$135	$11	$8,098

	Real Estate Loans			Commercial	Obligations of States and Political	Home Equity Loans and Lines of	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Unallocated	Total
ALL balance at September 30, 2011	$5,220	$8	$1,255	$500	$74	$622	$80	$411	$8,170
Charge-offs	(682)	—	(345)	—	—	(246)	(9)	—	(1,282)
Recoveries	33	—	5	20	—	—	2	—	60
Provision	1,048	—	517	(177)	7	93	62	(400)	1,150

ALL balance at March 31, 2012	$5,619	$8	$1,432	$343	$81	$469	$135	$11	$8,098

	Real Estate Loans			Commercial	Obligations of States and Political	Home Equity Loans and Lines of	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Unallocated	Total
Individually evaluated for impairment	$706	$—	$234	$9	$—	$8	$—	$—	$957
Collectively evaluated for impairment	5,085	28	603	341	106	488	19	44	6,714

ALL balance at March 31, 2013	$5,791	$28	$837	$350	$106	$496	$19	$44	$7,671

	Real Estate Loans			Commercial	Obligations of States and Political	Home Equity Loans and Lines of	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Unallocated	Total
Individually evaluated for impairment	$661	$—	$270	$12	$—	$9	$—	$—	$952
Collectively evaluated for impairment	4,740	29	429	462	127	490	22	51	6,350

ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial real estate and other loan segments for the six month period ending March 31, 2013 due to increased charge off activity and impairment evaluations in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three and six months ended March 31, 2013 and 2012 (dollars in thousands).

For the Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$471	$475
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	3	$471	$475

For the Six Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	4	$600	$604
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	4	$600	$604

	For the Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	6	$965	$879
Construction	—	—	—
Commercial	1	147	146
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	42	42
Other	—	—	—

Total	8	$1,154	$1,067

	For the Six Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	7	$1,284	$1,198
Construction	—	—	—
Commercial	6	1,761	1,745
Commercial	3	217	212
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	42	42
Other	—	—	—

Total	17	$3,304	$3,197

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification.

	For the Twelve Months Ended March 31, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$77
Construction	—	—
Commercial	—	—
Commercial	—	—
Obligations of states and political subdivisions	—	—
Home equity loans and lines of credit	1	5
Other	—	—

Total	2	$82

	For the Twelve Months Ended March 31, 2012
	Number of Contracts	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$88
Construction	—	—
Commercial	2	98
Commercial	—	—
Obligations of states and political subdivisions	—	—
Home equity loans and lines of credit	1	36
Other	—	—

Total	4	$222

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2013	September 30, 2012
Non-interest bearing demand accounts	$56,457	$41,767
NOW accounts	92,452	109,923
Money market accounts	137,289	155,666
Savings and club accounts	107,118	102,143
Certificates of deposit	610,716	586,135

Total	$1,004,032	$995,634

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2012 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service Cost	$175	$150	$351	$299
Interest Cost	179	178	358	356
Expected return on plan assets	(259)	(204)	(517)	(407)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized loss	99	118	196	237

Net periodic benefit cost	$194	$242	$388	$485

The Bank contributed $600,000 to its pension plan in March 2013.

10.	Equity Incentive Plan

The Company maintains an Equity Incentive Plan (the “Plan”). The Plan provides for a total of 2,377,326 shares of common stock for issuance upon the grant or exercise of awards. Of the shares available under the Plan, 1,698,090 may be issued in connection with the exercise of stock options and 679,236 may be issued as restricted stock. The Plan allows for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted stock. Options are granted at no less than the fair value of the Company’s common stock on the date of the grant.

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

For the six months ended March 31, 2013 and 2012, the Company recorded $1.1 million of share-based compensation expense, respectively, comprised of stock option expense of $344,000 and restricted stock expense of $711,000 for the March 31, 2013 period and stock option expense of $344,000 and restricted stock expense of $722,000 for the March 31, 2012 period. Expected future expenses relating to the 288,675 non-vested options outstanding as of March 31, 2013, is $115,000 over the remaining vesting period of 0.17 years. Expected future compensation expense relating to the 115,212 restricted shares at March 31, 2013, is $237,000 over the remaining vesting period of 0.42 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the six month period ended March 31, 2013.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2012	1,458,379	$12.35	5.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, March 31, 2013	1,458,379	$12.35	5.17	$—

Exercisable at March 31, 2013	1,169,704	$12.35	5.17	$—

The weighted-average grant date fair value of the Company’s non-vested options as of March 31, 2013 and 2012 was $2.38.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2013, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2012	115,212	$12.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2013	115,212	$12.35

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of March 31, 2013 and September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurement at March 31, 2013
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2013
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$215,937	$—	$215,937
Obligations of states and political subdivisions	—	24,836	—	24,836
U.S. government agencies	—	53,640	—	53,640
Corporate obligations	—	11,364	—	11,364
Trust-preferred securities	—	3,745	1,760	5,505
Other debt securities	—	1,522	—	1,522
Equity securities-financial services	2,157	—	—	2,157

Total debt and equity securities	$2,157	$311,044	$1,760	$314,961
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$1,699	$1,699
Impaired loans measured on a non-recurring basis	$—	$—	$39,460	$39,460

Fair Value Measurement at September 30, 2012
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2012
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$215,804	$—	$215,804
Obligations of states and political subdivisions	—	19,517	—	19,517
U.S. government agencies	—	74,484	—	74,484
Corporate obligations	—	8,657	—	8,657
Trust-preferred securities	—	4,493	1,740	6,233
Other debt securities	—	1,512	—	1,512
Equity securities-financial services	3,378	—	—	3,378

Total debt and equity securities	$3,378	$324,467	$1,740	$329,585
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,998	$2,998
Impaired loans measured on a non-recurring basis	$—	$—	$32,519	$32,519

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three month and six month periods ended March 31, 2013. The Company had no Level III investments for the three month and six month periods ended March 31, 2012.

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013
Beginning balance	$1,760	$1,740
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	—	20
Transfers in and/or out of Level III	—	—

	$1,760	$1,760

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2013, 220 impaired loans with a carrying value of $40.4 million were reduced by specific valuation allowance totaling $957,000 resulting in a net fair value of $39.5 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2013:
Impaired loans	39,419	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	1,699	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2012:
Impaired loans	32,519	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	2,998	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	March 31, 2013
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$23,960	$—	$—	$23,960
Investment and mortgage backed securities Available for sale	397	312,804	1,760	314,961
Loans receivable, held for sale, net	—	—	—	—
Loans receivable, net	—	—	971,054	971,504
Accrued interest receivable	4,672	—	—	4,672
FHLB stock	16,262	—	—	16,262
Mortgage servicing rights	—	—	421	421
Bank owned life insurance	28,323	—	—	28,323

Financial liabilities:
Deposits	$386,517	$—	$619,343	$1,005,860
Short-term borrowings	33,038	—	—	33,038
Other borrowings	—	—	160,501	160,501
Advances by borrowers for taxes and insurance	9,425	—	—	9,425
Accrued interest payable	847	—	—	847

	September 30, 2012
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$15,550	$—	$—	$15,550
Investment and mortgage backed securities Available for sale	3,378	324,467	1,740	329,585
Loans receivable, held for sale, net	—	—	346	346
Loans receivable, net	—	—	997,685	997,685
Accrued interest receivable	4,929	—	—	4,929
FHLB stock	21,914	—	—	21,914
Mortgage servicing rights	—	—	365	365
Bank owned life insurance	27,848	—	—	27,848

Financial liabilities:
Deposits	$409,499	$597,028	$—	$1,006,527
Short-term borrowings	43,281	—	—	43,281
Other borrowings	—	195,636	—	195,636
Advances by borrowers for taxes and insurance	3,432	—	—	3,432
Accrued interest payable	1,128	—	—	1,128

	March 31, 2013		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$23,960	$23,960	$15,550	$15,550
Investment securities available for sale	314,961	314,961	329,585	329,585
Loans receivable, held for sale, net	—	—	346	346
Loans receivable, net	938,782	971,504	950,009	997,339
Accrued interest receivable	4,672	4,672	4,929	4,929
FHLB stock	21,914	21,914	21,914	21,914
Mortgage servicing rights	421	421	365	365
Bank owned life insurance	28,323	28,323	27,848	27,848

Financial liabilities:
Deposits	$1,004,032	$1,005,860	$995,634	$1,006,527
Short-term borrowings	33,038	33,038	43,281	43,281
Other borrowings	158,060	160,501	191,460	195,636
Advances by borrowers for taxes and insurance	9,425	9,425	3,432	3,432
Accrued interest payable	847	847	1,128	1,128

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

12.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and six months ended March 31, 2013 and 2012 is as follows:

		Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at December 31, 2012	$(4,385)	$5,573	$1,188
Other comprehensive income before reclassifications	67	(625)	(558)
Amounts reclassified from accumulated other comprehensive income	—	(467)	(467)

Period change	67	(1,092)	(1,025)

Balance at March 31, 2013	$(4,318)	$4,481	$163

Balance at September 30, 2012	$(4,450)	$6,208	$1,758
Other comprehensive income before reclassifications	131	(1,239)	(1,108)
Amounts reclassified from accumulated other comprehensive income	—	(487)	(487)

Period change	131	(1,726)	(1,595)

Balance at March 31, 2013	$(4,319)	$4,482	$163

Balance at December 31, 2011	$(5,002)	$4,431	$(571)
Other comprehensive income before reclassifications	78	(221)	(143)
Amounts reclassified from accumulated other comprehensive income	—	(97)	(97)

Period change	78	(318)	(240)

Balance at March 31, 2012	$(4,924)	$4,113	$(811)

Balance at September 30, 2011	$(5,080)	$5,666	$586
Other comprehensive income before reclassifications	156	(1,456)	(1,300)
Amounts reclassified from accumulated other comprehensive income	—	(97)	(97)

Period change	156	(1,553)	(1,397)

Balance at March 31, 2012	$(4,924)	$4,113	$(811)

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2013	2012
Securities available for sale:
Net securities gains reclassified into earnings	$(708)	$(147)	Gain on sale of investments, net
Related income tax expense	241	50	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(467)	(97)	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	99	118	Compensation and employee benefits
Related income tax expense	$(32)	$(40)	Provision for income taxes

Net effect on accumulated other	67	78	Net of tax

Total reclassification for the period	$(400)	$(19)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2013	2012
Securities available for sale
Net securities gains reclassified into earnings	$(738)	$(147)	Gain on sale of investments, net
Related income tax expense	251	50	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(487)	(97)	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	196	237	Compensation and employee benefits
Related income tax expense	(65)	(81)	Provision for income taxes

Net effect on accumulated other	131	156	Net of tax

Total reclassification for the period	$(356)	$59	Net of tax

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Total Assets. Total assets decreased by $32.9 million, or 2.3%, to $1,385.9 million at March 31, 2013 from $1,418.7 million at September 30, 2012. Decreases in loans receivable and investment securities available for sale were offset, in part, by increases in interest bearing deposits with other institutions.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $8.4 million, or 186.9%, to $13.0 million at March 31, 2013 from $4.5 million at September 30, 2012. This increase was primarily the result of the cash generated from the increase in sales of loans receivable and investment securities available for sale from September 30, 2012 through March 31, 2013.

Net Loans. Net loans decreased $11.2 million, or 1.2%, to $938.8 million at March 31, 2013 from $950.0 million at September 30, 2012. During this period, residential real estate loans outstanding decreased by $11.5 million to $684.9 million. Commercial loans decreased $1.9 million to $10.9 million, home equity loans and lines of credit decreased $3.2 million to $44.7 million, and other loans decreased $199,000 to $2.3 million. These decreases were partially offset by increases in commercial real estate loans outstanding of $6.0 million to $166.2 million and obligations of states and political subdivisions of $326,000 to $34.1 million.

Other Assets. Other assets decreased $8.6 million, or 28.8%, to $21.2 million at March 31, 2013 from $29.8 million at September 30, 2012. The primary reason for the decrease was a decrease in accounts receivable of $6.9 million at March 31, 2013 compared to September 30, 2012. At September 30, 2012, the Company had approximately $6.0 million in accounts receivable for brokered deposits that the Company contracted for prior to September 30, 2012 but for which the funds were not received until October 1, 2012.

Investment Securities Available for Sale. Investment securities available for sale decreased $14.6 million, or 4.4%, to $315.0 million at March 31, 2013 from $329.6 million at September 30, 2012. The decrease was due primarily to the sale of $15.1 million in investment securities to provide some necessary liquidity to our holding company, in order to fund our continued stock repurchase program.

Deposits. Deposits increased $8.4 million, or 0.84%, to $1,004.0 million at March 31, 2013 from $995.6 million at September 30, 2012. At March 31, 2013 compared to September 30, 2012 certificates of deposit accounts increased $24.6 million to $610.7 million, non-interest bearing demand accounts increased $15.3 million to $57.0 million and savings and club accounts increased $5.0 million to $107.1 million,. These increases were offset in part during the same period by decreases in NOW accounts of $18.1 million to $91.8 million and money market accounts of $18.4 million to $137.3 million. Included in the certificates of deposit at March 31, 2013 was an increase in brokered certificates of $36.4 million to $193.3 million.

Borrowed Funds. Borrowed funds decreased by $43.4 million, or 18.6%, to $191.1 million at March 31, 2013, from $234.7 million at September 30, 2012. The decrease in borrowed funds was primarily due to decreases in short term FHLBank Pittsburgh borrowings of $10.2 million and other borrowings of $33.4 million.

Stockholders’ Equity. Stockholders’ equity decreased by $3.7 million, or 2.1%, to $171.8 million at March 31, 2013 from $175.4 million at September 30, 2012. This decrease was primarily the result of the stock repurchase program announced during the first fiscal quarter. For the six months ended March 31, 2013, the Company repurchased 640,209 shares at an average cost of $11.07 per share.

Average Balance Sheets for the Three and Six Months Ended March 31, 2013 and 2012

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$943,923	$11,041	4.74%	$749,029	$9,145	4.95%
Investment securities
Taxable (2)	86,730	413	1.93%	44,714	237	2.15%
Exempt from federal income tax (2) (3)	14,244	73	3.15%	9,342	55	3.62%

Total investment securities	100,974	486	2.10%	54,056	292	2.40%
Mortgage-backed securities	226,911	1,145	2.04%	206,015	1,391	2.74%
Federal Home Loan Bank stock	17,828	16	0.36%	15,706	4	0.10%
Other	10,647	2	0.08%	18,006	2	0.05%

Total interest-earning assets	1,300,283	12,690	3.97%	1,042,812	10,834	4.22%
Allowance for loan losses	(7,572)			(8,517)
Noninterest-earning assets	100,293			62,313

Total assets	$1,393,004			$1,096,608

Interest-bearing liabilities:
NOW accounts	$86,540	12	0.06%	$58,027	4	0.03%
Money market accounts	142,646	75	0.21%	109,103	76	0.28%
Savings and club accounts	102,272	12	0.05%	73,493	20	0.11%
Certificates of deposit	590,621	1,749	1.20%	373,864	1,736	1.88%
Borrowed funds	219,953	958	1.77%	273,273	2,227	3.31%

Total interest-bearing liabilities	1,142,032	2,806	1.00%	887,760	4,063	1.86%
Non-interest bearing NOW accounts	56,126			32,814
Noninterest-bearing liabilities	19,149			13,086

Total liabilities	1,217,307			933,660
Equity	175,697			162,948

Total liabilities and equity	$1,393,004			$1,096,608

Net interest income		$9,884			$6,771

Interest rate spread			2.97%			2.36%
Net interest-earning assets	$158,251			$155,052

Net interest margin (4)			3.08%			2.63%
Average interest-earning assets to average interest-bearing liabilities		113.86%			117.47%

	For the Six Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$948,506	$23,278	4.92%	$748,622	$18,486	4.95%
Investment securities
Taxable (2)	91,758	836	1.83%	40,743	468	2.28%
Exempt from federal income tax (2) (3)	12,141	127	3.18%	8,542	103	3.66%

Total investment securities	103,899	963	1.99%	49,285	571	2.55%
Mortgage-backed securities	222,761	2,352	2.12%	206,197	2,798	2.72%
Federal Home Loan Bank stock	18,871	40	0.43%	15,994	4	0.05%
Other	8,152	7	0.17%	19,894	4	0.04%

Total interest-earning assets	1,302,189	26,640	4.11%	1,039,992	21,863	4.23%
Allowance for loan losses	(7,490)			(8,387)
Noninterest-earning assets	101,171			62,577

Total assets	$1,395,870			$1,094,182

Interest-bearing liabilities:
NOW accounts	$90,978	25	0.06%	$58,479	8	0.03%
Money market accounts	147,974	191	0.26%	110,965	156	0.28%
Savings and club accounts	101,482	25	0.05%	72,231	43	0.12%
Certificates of deposit	584,761	3,578	1.23%	363,880	3,540	1.95%
Borrowed funds	224,331	2,218	1.98%	281,844	4,637	3.30%

Total interest-bearing liabilities	1,149,526	6,037	1.05%	887,399	8,384	1.89%
Non-interest bearing NOW accounts	52,459			32,528
Noninterest-bearing liabilities	17,368			11,841

Total liabilities	1,219,353			931,768
Equity	176,517			162,414

Total liabilities and equity	$1,395,870			$1,094,182

Net interest income		$20,603			$13,479

Interest rate spread			3.06%			2.34%
Net interest-earning assets	$152,663			$152,593

Net interest margin (4)			3.17%			2.60%
Average interest-earning assets to average interest-bearing liabilities		113.28%			117.20%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

Net Income. Net income increased $1.4 million, or 209.6%, to $2.0 million for the three months ended March 31, 2013 compared to net income of $659,000 for the comparable period in 2012. The increase was due primarily to increases in net interest income and noninterest income, offset in part by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $3.1 million, or 46.0%, to $9.9 million for the three months ended March 31, 2013 from $6.8 million for the comparable period in 2012. The increase was primarily attributable to an increase in the Company’s interest rate spread to 2.97% for the three months ended March 31, 2013, from 2.36% for the comparable period in 2012, combined with an increase of $3.2 million in the Company’s average net earnings assets.

Interest Income. Interest income increased $1.9 million, or 17.1%, to $12.7 million for the three months ended March 31, 2013 from $10.8 million for the comparable 2012 period. The increase resulted primarily from additional earning assets added as a result of the merger with First Star Bank on July 31, 2012. Average interest earning assets increased $257.5 million and was offset in part by a decline in the average yield on interest earning assets of 26 basis points. The average yield on interest earning assets was 3.97% for the three months ended March 31, 2013, as compared to 4.22% for the comparable 2012 period. Loans increased on average $194.9 million between the two periods. In addition, average investment securities increased $46.9 million, mortgage-backed securities increased $20.9 million, Federal Home Loan Bank stock increased $2.1 million and other interest earning assets decreased $7.4 million. The decrease in other interest earning assets was primarily due to a corresponding decrease in the average balance of cash held at FHLBank Pittsburgh. Interest income for the fiscal second quarter 2013 also includes the recapture of approximately $443,000, before tax, of a net accretion of fair market value adjustments for credit and yield to loans acquired as part of the First Star acquisition.

Interest Expense. Interest expense decreased $1.3 million, or 30.9%, to $2.8 million for the three months ended March 31, 2013 from $4.1 million for the comparable 2012 period. The decrease resulted from an 86 basis point decrease in the overall cost of interest bearing liabilities to 1.00% for the three months ended March 31, 2013 from 1.86% for the comparable 2012 period, partially offset by a $254.3 million increase in average interest-bearing liabilities. Average interest bearing liabilities increased primarily as a result of the merger with First Star Bank in the fourth quarter of 2012. The yield on borrowed funds declined primarily as a result of the prepayment of $37.0 million in higher yielding borrowings in the fourth quarter of 2012. Yields on certificates of deposits declined due primarily to the replacement of maturing brokered certificates of deposit with shorter duration lower cost certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $850,000 for the three month period ended March 31, 2013 as compared to $650,000 for the three month period ended March 31, 2012. The allowance for loan losses was $7.7 million, or 0.81% of loans outstanding, at March 31, 2013, compared to $7.3 million, or 0.76% of loans outstanding at September 30, 2012.

Non-interest Income. Non-interest income increased $835,000, or 51.5%, to $2.5 million for the three months ended March 31, 2013 from $1.6 million for the comparable period in 2012. The primary reasons for the increase were increases in gain on sale of investments, net of $561,000 and gain on sale of loans, net of $73,000 during the 2013 period. As part of its overall interest rate risk management strategy, the Company sold $8.1 million of long-term, fixed-rate mortgage loans during the quarter ended March 31, 2013 compared to $1.2 million for the comparable 2012 period.

Non-interest Expense. Non-interest expense increased $1.9 million, or 27.9%, to $8.8 million for the three months ended March 31, 2013 from $6.9 million for the comparable period in 2012. The primary reasons for the increase were increases in compensation and employee benefits of $1.1 million, occupancy and equipment of $254,000 and data processing expense of $298,000. These increases were partially offset by decreases in the cost to liquidate foreclosed real estate of $212,000 and merger related costs of $227,000. The increases in noninterest expense were due primarily to the larger organization in fiscal second quarter 2013 compared with fiscal second quarter 2012 as a result of the First Star merger.

Income Taxes. Income tax expense increased $451,000 to $662,000 for the three months ended March 31, 2013 from $211,000 for the comparable 2012 period. The increase was primarily a result of the increase in income before taxes of $1.8 million for the three months ended March 31, 2013. The effective tax rate was 24.5% for the three months ended March 31, 2013, compared to 24.3% for the 2012 period.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and March 31, 2012

Net Income. Net income increased $3.4 million, or 218.4%, to $4.9 million for the six months ended March 31, 2013 compared to net income of $1.5 million for the comparable period in 2012. The increase was due primarily to increases in net interest income and noninterest income, offset in part, by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $7.1 million, or 52.9%, to $20.6 million for the six months ended March 31, 2013 from $13.5 million for the comparable period in 2012. The increase was primarily attributable to an increase in the Company’s interest rate spread to 3.06% for the six months ended March 31, 2013, from 2.34% for the comparable period in 2012, along with an increase of $70,000 in the Company’s average net earnings assets.

Interest Income. Interest income increased $4.8 million, or 21.9%, to $26.6 million for the six months ended March 31, 2013 from $21.9 million for the comparable 2012 period. The increase resulted primarily from additional earning assets added as a result of the merger with First Star Bank on July 31, 2012 offset, in part by a decline in the yield on average interest earning assets. Average interest earning assets increased $262.2 million. The average yield on interest earning assets decreased 11 basis points. The average yield on interest earning assets was 4.11% for the six months ended March 31, 2013, as compared to 4.23% for the comparable 2012 period. Loans increased on average $199.9 million between the two periods. In addition, average investment securities increased $54.6 million, mortgage-backed securities increased $16.6 million, Federal Home Loan Bank stock increased $2.9 million and other interest earning assets decreased $11.7 million. The decrease in other interest earning assets was primarily due to a corresponding decrease in the average balance of cash held at FHLBank Pittsburgh. Interest income for the fiscal first quarter 2013 also includes the recapture of approximately $866,000, before tax, of a previously recorded net accretion of fair value for credit and yield adjustments to loans acquired as part of the First Star acquisition. An additional $1.2 million, before tax, was recaptured for fair value adjustments to loans acquired as part of the First Star acquisition during the quarter related to similar loans that were either fully or partially repaid.

Interest Expense. Interest expense decreased $2.3 million, or 28.0%, to $6.0 million for the six months ended March 31, 2013 from $8.4 million for the comparable 2012 period. The decrease resulted from an 84 basis point decrease in the overall cost of interest bearing liabilities to 1.05% for the six months ended March 31, 2013 from 1.89% for the comparable 2012 period, partially offset by a $262.1 million increase in average interest-bearing liabilities. Average interest bearing liabilities increased primarily as a result of the merger with First Star Bank in the fourth quarter of 2012. The yield on borrowed funds declined primarily as a result of the prepayment of $37.0 million in higher yielding borrowings in the fourth quarter of 2012. Yields on certificates of deposits declined due primarily to the replacement of maturing brokered certificates of deposit with shorter duration lower cost certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.9 million for the six month period ended March 31, 2013 as compared to $1.2 million for the six month period ended March 31, 2012. The allowance for loan losses was $7.7 million, or 0.81% of loans outstanding, at March 31, 2013, compared to $7.3 million, or 0.76% of loans outstanding at September 30, 2012.

Non-interest Income. Non-interest income increased $1.3 million, or 42.5%, to $4.5 million for the six months ended March 31, 2013 from $3.1 million for the comparable period in 2012. The primary reasons for the increase were increases in gain on sale of loans, net of $407,000 and gains on sale of investment, net of $591,000 during the 2013 period. As part of its overall interest rate risk management strategy, the Company sold $19.6 million of long-term, fixed-rate mortgage loans during the six months ended March 31, 2013 compared to $1.2 million for the comparable 2012 period.

Non-interest Expense. Non-interest expense increased $2.8 million, or 20.4%, to $16.3 million for the six months ended March 31, 2013 from $13.5 million for the comparable period in 2012. The primary reasons for the increase were increases in compensation and employee benefits of $1.7 million, occupancy and equipment of $447,000 and data processing expense of $479,000. These increases were partially offset by decreases in the cost to liquidate foreclosed real estate of $505,000 and merger related expenses of $376,000. The increases in noninterest expense were due primarily to the larger organization in fiscal first six months 2013 compared with fiscal first six months 2012 as a result of the First Star merger.

Income Taxes. Income tax expense increased $1.6 million to $2.0 million for the six months ended March 31, 2013 from $395,000 for the comparable 2012 period. The increase was primarily a result of the increase in income before taxes of $5.0 million for the six months ended March 31, 2013. The effective tax rate was 29.1% for the six months ended March 31, 2013, compared to 20.4% for the 2012 period. The increase in the effective tax rate was primarily due to the decrease in the portion of pre-tax income derived from non-taxable loan and investment income for the six months ended March 31, 2013 compared to the 2012 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	March 31, 2013	September 30, 2012

Non-performing assets:
Non-accruing loans	$26,324	$23,707
Troubled debt restructures	569	533

Total non-performing loans	26,893	24,240
Foreclosed real estate	1,699	2,998

Total non-performing assets	$28,592	$27,238

Ratio of non-performing loans to total loans	2.84%	2.53%
Ratio of non-performing loans to total assets	1.94%	1.71%
Ratio of non-performing assets to total assets	2.06%	1.92%
Ratio of allowance for loan losses to total loans	0.81%	0.76%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $1.4 million to $28.6 million at March 31, 2013 from $27.2 million at September 30, 2012. Non-performing loans increased $2.7 million to $26.9 million at March 31, 2013 from $24.2 million at September 30, 2012. The increase was primarily due to increases of $289,000 in nonperforming commercial loans and $2.4 million in nonperforming residential loans. The number of nonperforming residential loans increased to 97 at March 31, 2013, from 79 at September 30, 2012. The $25.5 million of non-accruing loans at March 31, 2013 included 91 residential loans with an aggregate outstanding balance of $11.6 million that were past due 90 or more days at March 31, 2013, 90 commercial and commercial real estate loans with aggregate outstanding balances of $13.1 million and 12 consumer loans with aggregate balances of $311,000. Within the residential loan balance are $1.4 million of loans less than 90 days past due. In the quarter ended March 31, 2013, the Company identified eight residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $1.3 million to $1.7 million at March 31, 2013 from $3.0 million at September 30, 2012. Foreclosed real estate consists of 23 residential properties, two building lots and one commercial property.

At March 31, 2013 the principal balance of troubled debt restructures was $9.4 million as compared to $13.1 million at September 30, 2012. Of the $9.4 million of troubled debt restructures at March 31, 2013, $4.9 million are performing loans and $4.5 million are non-accrual loans. An additional $569,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 64 loans that comprise our troubled debt restructures at March 31, 2013, no loans were granted a rate concession at a below market interest rate. Thirteen loans with balances totaling $2.4 million were granted market rate and terms concessions, and 53 loans with balances totaling $7.1 million were granted term concessions.

As of March 31, 2013, troubled debt restructures were comprised of 45 residential loans totaling $7.0 million, 16 commercial and commercial real estate loans totaling $2.3 million, and five consumer (home equity loans, home equity lines and credit, and other) totaling $144,000.

For the six month period ended March 31, 2013, twelve loans totaling $3.9 million were removed from TDR status. One loan for $172,000 was transferred to foreclosed real estate, one loan for $322,000 paid off and ten loans totaling $3.4 million completed 12 months of consecutive on time payments.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the six months ended March 31, 2013, we modified 189 loans ($27.1 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, there were 17 such loans in the six months ended March 31, 2013 with an aggregate balance of approximately $6.7 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2013, $24.0 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $3.0 million at March 31, 2013. As of March 31, 2013, we had $181.1 million in borrowings outstanding from FHLBank Pittsburgh and $10.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $571.3 million.

At March 31, 2013, we had $66.1 million in loan commitments outstanding, which included, in part, $20.9 million in undisbursed construction loans and land development loans, $32.0 million in unused home equity lines of credit, $5.0 million in commercial lines of credit and commitments to originate commercial loans, $3.2 million in performance standby letters of credit and $5.0 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2013 totaled $344.2 million, or 56.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $12.4 million and $6.5 million for the six months ended March 31, 2013 and 2012, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided (used) in investing activities was $27.5 million and $(40.3) million for the six months ended March 31, 2013 and 2012, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash (used) provided of $(31.5) million and $15.2 million for the six months ended March 31, 2013 and 2012, respectively.

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

Contractual Obligations

During the first six months of fiscal 2013, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2012.

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

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A to part 1 of Form 10-K for the year ended September 30, 2012 filed on December 14, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended March 31, 2013.

Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 31, 2013 (1)	101,800	$10.96	101,800	1,182,291
February 28, 2013 (2)	429,100	11.14	429,100	753,191
March 31, 2013 (3)	70,409	11.14	70,409	682,782

Total	601,309	$11.11	601,309	682,782

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regualtion S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements. ****

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	Incorporated by reference to ESSA Bancorp, Inc.’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2012.
****	As provided in Pub. 406 of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: May 10, 2013	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 10, 2013	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer