Form 10-Q
period 2013-06-30
ESSA Bancorp, Inc.
filed 2013-08-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 2, 2013 there were 12,079,111 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2013	September 30, 2012
	(dollars in thousands)
Cash and due from banks	$12,477	$11,034
Interest-bearing deposits with other institutions	7,849	4,516

Total cash and cash equivalents	20,326	15,550
Certificates of deposit	1,766	1,266
Investment securities available for sale, at fair value	310,621	329,585
Loans receivable, held for sale	—	346
Loans receivable (net of allowance for loan losses of $8,184 and $7,302)	942,794	950,009
Regulatory stock, at cost	12,358	21,914
Premises and equipment, net	15,921	16,170
Bank-owned life insurance	28,557	27,848
Foreclosed real estate	1,693	2,998
Intangible assets, net	2,707	3,457
Goodwill	8,817	8,541
Deferred income taxes	12,643	11,336
Other assets	20,214	29,766

TOTAL ASSETS	$1,378,417	$1,418,786

LIABILITIES
Deposits	$1,010,500	$995,634
Short-term borrowings	32,212	43,281
Other borrowings	145,160	191,460
Advances by borrowers for taxes and insurance	13,307	3,432
Other liabilities	12,188	9,568

TOTAL LIABILITIES	1,213,367	1,243,375

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 12,215,926 and 13,229,908 outstanding at June 30, 2013 and September 30, 2012)	181	181
Additional paid in capital	182,374	181,220
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(10,645)	(10,985)
Retained earnings	70,225	65,181
Treasury stock, at cost; 5,917,169 and 4,903,187 shares outstanding at June 30, 2013 and September 30, 2012, respectively	(73,112)	(61,944)
Accumulated other comprehensive (loss) income	(3,973)	1,758

TOTAL STOCKHOLDERS’ EQUITY	165,050	175,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,378,417	$1,418,786

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$11,032	$8,880	$34,310	$27,366
Investment securities:
Taxable	1,370	1,636	4,558	4,902
Exempt from federal income tax	73	55	200	158
Other investment income	16	5	63	13

Total interest income	12,491	10,576	39,131	32,439

INTEREST EXPENSE
Deposits	1,757	1,780	5,576	5,527
Short-term borrowings	27	7	109	18
Other borrowings	858	2,053	2,994	6,679

Total interest expense	2,642	3,840	8,679	12,224

NET INTEREST INCOME	9,849	6,736	30,452	20,215
Provision for loan losses	1,100	600	2,950	1,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,749	6,136	27,502	18,465

NONINTEREST INCOME
Service fees on deposit accounts	797	670	2,315	2,058
Services charges and fees on loans	277	166	774	550
Trust and investment fees	230	262	641	684
Gain on sale of investments, net	11	—	749	147
Gain on sale of loans, net	11	19	426	27
Earnings on Bank-owned life insurance	235	194	709	588
Insurance commissions	231	177	638	563
Other	8	7	32	25

Total noninterest income	1,800	1,495	6,284	4,642

NONINTEREST EXPENSE
Compensation and employee benefits	4,690	3,888	14,314	11,804
Occupancy and equipment	956	756	2,935	2,288
Professional fees	549	339	1,453	1,083
Data processing	687	523	2,155	1,512
Advertising	170	110	425	263
Federal Deposit Insurance Corporation (FDIC) premiums	261	168	739	497
Loss (Gain) on foreclosed real estate	(100)	(17)	(498)	90
Merger related costs	—	168	—	544
Amortization of intangible assets	250	81	749	243
Other	691	510	2,177	1,738

Total noninterest expense	8,154	6,526	24,449	20,062

Income before income taxes	2,395	1,105	9,337	3,045
Income taxes	519	311	2,542	706

NET INCOME	$1,876	$794	$6,795	$2,339

Earnings per share
Basic	$0.16	$0.07	$0.58	$0.22
Diluted	$0.16	$0.07	$0.58	$0.22
Dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income	$1,876	$794	$6,795	$2,339
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	(6,354)	1,484	(8,229)	(724)
Tax effect	2,160	(505)	2,798	246
Reclassification of gains recognized in net income	(11)	—	(749)	(147)
Tax effect	4	—	255	50

Net of tax amount	(4,201)	979	(5,925)	(575)
Pension plan adjustment:
Related to actuarial losses and prior service cost	98	119	294	356
Tax effect	(33)	(40)	(100)	(120)

Net of tax amount	65	79	194	236

Total other comprehensive income (loss)	(4,136)	1,058	(5,731)	(339)

Comprehensive income (loss)	$(2,260)	$1,852	$1,064	$2,000

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
	(Dollars in thousands)
Balance, September 30, 2012	13,229,908	$181	$181,220	$(10,985)	$65,181	$(61,944)	$1,758	$175,411

Net income					6,795			6,795
Other comprehensive loss:
Unrealized loss on securities available for sale, net of income tax benefit of $3,052							(5,925)	(5,925)
Change in unrecognized pension cost, net of income taxes of $100							194	194
Cash dividends declared ($.15 per share)					(1,751)			(1,751)
Stock based compensation			1,461					1,461
Allocation of ESOP stock			21	340				361
Treasury shares purchased	(1,013,982)					(11,496)		(11,496)
Allocation of treasury shares incentive plan			(328)			328		—

Balance, June 30, 2013	12,215,926	$181	$182,374	$(10,645)	$70,225	$(73,112)	$(3,973)	$165,050

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2013	2012
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$6,795	$2,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,950	1,750
Provision for depreciation and amortization.	860	726
Amortization and accretion of discounts and premiums, net	1,205	1,217
Net gain on sale of investment securities	(749)	(147)
Gain on sale of loans, net	(426)	(27)
Origination of mortgage loans sold	(19,184)	(1,871)
Proceeds from sale of mortgage loans originated for sale	19,956	1,898
Compensation expense on ESOP	361	348
Stock based compensation	1,461	1,623
Decrease in accrued interest receivable	307	264
(Decrease) increase in accrued interest payable	(156)	55
Earnings on bank-owned life insurance	(709)	(588)
Deferred federal income taxes	1,646	1,009
Decrease in prepaid FDIC premiums	1,934	451
Increase in accrued pension liability	312	413
(Gain) loss on foreclosed real estate, net	(498)	90
Amortization of identifiable intangible assets	750	243
Other, net	2,568	(282)

Net cash provided by operating activities	19,383	9,511

INVESTING ACTIVITIES
Purchase of certificates of deposit	(500)	—
Investment securities available for sale:
Proceeds from sale of investment securities	39,212	8,072
Proceeds from principal repayments and maturities	80,111	54,746
Purchases	(109,764)	(95,833)
Increase (decrease) in loans receivable, net	3,285	(5,485)
Redemption of FHLB stock	9,556	2,408
Investment in limited partnership	(451)	(4,442)
Proceeds from sale of foreclosed real estate	2,841	1,622
Capital improvements to foreclosed real estate	(86)	—
Investment in insurance subsidiary	(276)	(373)
Purchase of premises, equipment, and software	(723)	(694)

Net cash provided by (used for) investing activities	23,205	(39,979)

FINANCING ACTIVITIES
Increase in deposits, net	22,863	50,973
Net (decrease) increase in short-term borrowings	(11,069)	7,000
Proceeds from other borrowings	19,800	5,150
Repayment of other borrowings	(66,100)	(55,150)
Increase in advances by borrowers for taxes and insurance	9,875	5,561
Purchase of treasury stock shares	(11,430)	(332)
Dividends on common stock	(1,751)	(1,644)

Net cash provided by (used for) financing activities	(37,812)	11,558

Increase (decrease) in cash and cash equivalents	4,776	(18,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,550	41,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,326	$22,784

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$8,835	$12,169
Income taxes	662	300
Noncash items:
Transfers from loans to foreclosed real estate	$952	$1,125
Treasury stock payable	66	—
Noncash assets received and liabilities assumed:
Goodwill	$276	$373

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the nine month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2013 and 2012.

	Three Months ended		Nine Months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Weighted-average common shares outstanding	18,162,764	16,980,900	18,142,984	16,980,900
Average treasury stock shares	(5,645,336)	(4,884,603)	(5,269,686)	(4,875,703)
Average unearned ESOP shares	(1,058,066)	(1,103,342)	(1,069,427)	(1,114,702)
Average unearned non-vested shares	(49,571)	(135,472)	(38,970)	(145,363)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	11,409,791	10,857,483	11,764,901	10,845,132

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	11,409,791	10,857,483	11,764,901	10,845,132

At June 30, 2013 and 2012 there were options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At June 30, 2013 and 2012 there were 24,999 and 105,519 shares, respectively, of nonvested stock outstanding at a price of $10.94 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$106,381	$1,352	$(1,358)	$106,375
Freddie Mac	59,480	836	(1,157)	59,159
Governmental National Mortgage Association	43,207	512	(93)	43,626
Other mortgage-backed securities	3,437	—	(4)	3,433

Total mortgage-backed securities	212,505	2,700	(2,612)	212,593
Obligations of states and political subdivisions	23,772	699	(498)	23,973
U.S. government agency securities	53,049	191	(554)	52,686
Corporate obligations	12,328	193	(186)	12,335
Trust-preferred securities	4,920	507	—	5,427
Other debt securities	1,477	23	—	1,500

Total debt securities	308,051	4,313	(3,850)	308,514
Equity securities - financial services	2,142	4	(39)	2,107

Total	$310,193	$4,317	$(3,889)	$310,621

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$111,145	$4,652	$(3)	$115,794
Freddie Mac	48,913	1,952	(11)	50,854
Governmental National Mortgage Association	43,164	803	(16)	43,951
Other mortgage-backed securities	5,043	162	—	5,205

Total mortgage-backed securities	208,265	7,569	(30)	215,804
Obligations of states and political subdivisions	18,611	906	—	19,517
U.S. government agency securities	74,106	379	(1)	74,484
Corporate obligations	8,602	146	(91)	8,657
Trust-preferred securities	5,852	382	(1)	6,233
Other debt securities	1,476	36	—	1,512

Total debt securities	316,912	9,418	(123)	326,207
Equity securities - financial services	3,267	111	—	3,378

Total	$320,179	$9,529	$(123)	$329,585

The amortized cost and fair value of debt securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,948	$2,967
Due after one year through five years	39,547	39,679
Due after five years through ten years	55,260	55,014
Due after ten years	210,296	210,854

Total	$308,051	$308,514

For the three months ended June 30, 2013, the Company realized gross gains of $11,000 and proceeds from the sale of investment securities of $23,000. For the nine months ended June 30, 2013, the Company realized gross gains of $767,000 and gross losses of $18,000 and proceeds from the sale of investment securities of $39.2 million. For the three months ended June 30, 2012, the Company did not sell any investment securities. For the nine months ended June 30, 2012, the Company realized gross gains of $147,000 and proceeds from the sale of investment securities of $8.1 million.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2013
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	30	$51,045	$(1,355)	$1,148	$(3)	$52,193	$(1,358)
Freddie Mac	20	35,583	(1,157)	—	—	35,583	(1,157)
Governmental National Mortgage Association	4	7,903	(93)	—	—	7,903	(93)
Other mortgage-backed securities	2	2,467	(4)	—	—	2,467	(4)
Obligations of states and political subdivisions	8	8,845	(498)	—	—	8,845	(498)
U.S. government agency securities	13	34,972	(554)	—	—	34,972	(554)
Corporate obligations	4	4,554	(186)	—	—	4,554	(186)
Equity securities-financial services	1	1,989	(39)	—	—	1,989	(39)

Total	82	$147,358	$(3,886)	$1,148	$(3)	$148,506	$(3,889)

	September 30, 2012
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	3	$4,083	$(3)	$—	$—	$4,083	$(3)
Freddie Mac	1	2,002	(11)	—	—	2,002	(11)
Governmental National Mortgage Association	5	6,090	(16)	—	—	6,090	(16)
U.S. government agency securities	1	999	(1)	—	—	999	(1)
Corporate obligations	5	1,059	(25)	1,434	(66)	2,493	(91)
Trust-preferred securities	1	998	(1)	—	—	998	(1)

Total	16	$15,231	$(57)	$1,434	$(66)	$16,665	$(123)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at June 30, 2013, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2013	September 30, 2012
Held for investment:
Real Estate Loans:
Residential	$688,724	$696,350
Construction	5,097	3,805
Commercial	164,186	160,192
Commercial	11,111	12,818
Obligations of states and political subdivisions	36,147	33,736
Home equity loans and lines of credit	43,402	47,925
Other	2,311	2,485

	950,978	957,311
Less allowance for loan losses	8,184	7,302

Net loans	$942,794	$950,009

Held for sale:
Real Estate Loans:
Residential	—	346

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
June 30, 2013
Total Loans	$688,724	$5,097	$164,186	$11,111	$36,147	$43,402	$2,311	$950,978

Individually evaluated for impairment	12,953	—	16,612	383	—	434	—	30,382
Loans acquired with deteriorated credit quality	335	—	6,240	514	—	15	—	7,104
Collectively evaluated for impairment	675,436	5,097	141,334	10,214	36,147	42,953	2,311	913,492

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity and Lines of Credit	Other Loans	Total
	Residential	Construction	Commercial
		(dollars in thousands)
September 30, 2012
Total Loans	$696,350	$3,805	$160,192	$12,818	$33,736	$47,925	$2,485	$957,311

Individually evaluated for impairment	7,942	—	17,415	423	—	191	—	25,971
Loans acquired with deteriorated credit quality	271	—	6,159	1,007	—	44	19	7,500
Collectively evaluated for impairment	688,137	3,805	136,618	11,388	33,736	47,690	2,466	923,840

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no specific allowance recorded:
Real Estate Loans
Residential	$8,158	$8,159	$—	$9,217	$120
Construction	—	—	—	—	—
Commercial	22,169	22,182	—	22,942	483
Commercial	858	857	—	1,045	7
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	311	311	—	244	2
Other	—	—	—	20	—

Total	31,496	31,509	—	33,468	612

With an allowance recorded:
Real Estate Loans
Residential	5,130	5,123	595	2,769	51
Construction	—	—	—	—	—
Commercial	683	685	397	1,039	1
Commercial	39	39	8	41	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	138	138	138	46	—
Other	—	—	—	—	—

Total	5,990	5,985	1,138	3,895	52

Total:
Real Estate Loans
Residential	13,288	13,282	595	11,986	171
Construction	—	—	—	—	—
Commercial	22,852	22,867	397	23,981	484
Commercial	897	896	8	1,086	7
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	449	449	138	290	2
Other	—	—	—	20	—

Total Impaired Loans	$37,486	$37,494	$1,138	$37,363	$664

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no specific allowance recorded:
Real Estate Loans
Residential	$5,182	$5,177	$—	$4,687	$82
Construction	—	—	—	—	—
Commercial	22,290	22,341	—	13,584	457
Commercial	1,386	1,385	—	581	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	226	226	—	238	—
Other	19	19	—	25	—

Total	29,103	29,148	—	19,115	567

With an allowance recorded:
Real Estate Loans
Residential	3,031	3,030	661	1,892	68
Construction	—	—	—	—	—
Commercial	1,284	1,286	270	1,326	13
Commercial	44	44	12	47	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	9	9	9	13	1
Other	—	—	—	—	—

Total	4,368	4,369	952	3,278	82

Total:
Real Estate Loans
Residential	8,213	8,207	661	6,579	150
Construction	—	—	—	—	—
Commercial	23,574	23,627	270	14,910	470
Commercial	1,430	1,429	12	628	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	235	235	9	251	1
Other	19	19	—	25	—

Total Impaired Loans	$33,471	$33,517	$952	$22,393	$649

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2013 and September 30, 2012 (in thousands):

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$135,098	$7,958	$21,130	$—	$164,186
Commercial	10,222	296	593	—	11,111
Obligations of states and political subdivisions	36,147	—	—	—	36,147

Total	$181,467	$8,254	$21,723	$—	$211,444

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$132,841	$5,502	$21,849	$—	$160,192
Commercial	12,035	360	423	—	12,818
Obligations of states and political subdivisions	33,736	—	—	—	33,736

Total	$178,612	$5,862	$22,272	$—	$206,746

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2013 and September 30, 2012 (in thousands):

	Performing	Non-performing	Total
June 30, 2013
Real estate loans:
Residential	$676,985	$11,739	$688,724
Construction	5,097	—	5,097
Home Equity loans and lines of credit	42,953	449	43,402
Other	2,298	13	2,311

Total	$727,333	$12,201	$739,534

	Performing	Non-performing	Total
September 30, 2012
Real estate loans:
Residential	$685,814	$10,536	$696,350
Construction	3,805	—	3,805
Home Equity loans and lines of credit	47,552	373	47,925
Other	2,466	19	2,485

Total	$739,637	$10,928	$750,565

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2013 and September 30, 2012 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2013
Real estate loans
Residential	$673,932	$2,161	$892	$—	$11,739	$14,792	$688,724
Construction	5,097	—	—	—	—	—	5,097
Commercial	152,129	728	37	—	11,292	12,057	164,186
Commercial	9,838	23	—	—	1,250	1,273	11,111
Obligations of states and political subdivisions	36,147	—	—	—	—	—	36,147
Home equity loans and lines of credit	42,596	257	100	—	449	806	43,402
Other	2,263	30	5	—	13	48	2,311

Total	$922,002	$3,199	$1,034	$—	$24,743	$28,976	$950,978

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2012
Real estate loans
Residential	$680,876	$3,664	$1,274	$—	$10,536	$15,474	$696,350
Construction	3,805	—	—	—	—	—	3,805
Commercial	142,277	3,658	3,348	—	10,909	17,915	160,192
Commercial	10,948	—	—	—	1,870	1,870	12,818
Obligations of states and political subdivisions	33,736	—	—	—	—	—	33,736
Home equity loans and lines of credit	46,967	447	138	—	373	958	47,925
Other	2,452	14	—	—	19	33	2,485

Total	$921,061	$7,783	$4,760	$—	$23,707	$36,250	$957,311

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2013 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, have periodically reviewed our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the Allowance for Loan Losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the Allowance for Loan Losses.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2013 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
ALL balance at March 31, 2013	$5,791	$28	$837	$350	$106	$496	$19	$44	$7,671
Charge-offs	(509)	—	(74)	(16)	—	—	—	—	(599)
Recoveries	9	—	—	—	—	3	—	—	12
Provision	676	16	262	27	7	97	1	14	1,100

ALL balance at June 30, 2013	$5,967	$44	$1,025	$361	$113	$596	$20	$58	$8,184

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302
Charge-offs	(1,752)	—	(288)	(16)	—	(67)	(6)	—	(2,126)
Recoveries	50	—	2	—	—	9	—	—	58
Provision	2,268	15	612	(97)	(14)	155	4	7	2,950

ALL balance at June 30, 2013	$5,967	$44	$1,025	$361	$113	$596	$20	$58	$8,184

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
ALL balance at March 31, 2012	$5,619	$8	$1,432	$343	$81	$469	$135	$11	$8,098
Charge-offs	(1,152)	—	(475)	(31)	—	(80)	—	—	(1,738)
Recoveries	140	—	—	—	—	—	—	—	140
Provision	596	(1)	(206)	82	21	(15)	(3)	126	600

ALL balance at June 30, 2012	$5,203	$7	$751	$394	$102	$374	$132	$137	$7,100

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
ALL balance at September 30, 2011	$5,220	$8	$1,255	$500	$74	$622	$80	$411	$8,170
Charge-offs	(1,834)	—	(820)	(31)	—	(326)	(9)	—	(3,020)
Recoveries	173	—	5	20	—	—	2	—	200
Provision	1,644	(1)	311	(95)	28	78	59	(274)	1,750

ALL balance at June 30, 2012	$5,203	$7	$751	$394	$102	$374	$132	$137	$7,100

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
Individually evaluated for impairment	$595	$—	$397	$8	$—	$138	$—	$—	$1,138
Collectively evaluated for impairment	5,372	44	628	353	113	458	20	58	7,046

ALL balance at June 30, 2013	$5,967	$44	$1,025	$361	$113	$596	$20	$58	$8,184

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
Individually evaluated for impairment	$661	$—	$270	$12	$—	$9	$—	$—	$952
Collectively evaluated for impairment	4,740	29	429	462	127	490	22	51	6,350

ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial real estate and other loan segments for the nine month period ending June 30, 2013 due to increased charge off activity and impairment evaluations in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three and nine months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	8	$989	$989
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	98	98
Other	—	—	—

Total	9	$1,087	$1,087

	For the Nine Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	12	$1,589	$1,589
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	98	98
Other	—	—	—

Total	13	$1,687	$1,687

	For the Three Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	8	$1,509	$1,509
Construction	—	—	—
Commercial	3	666	666
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	5	5
Other	—	—	—

Total	12	$2,180	$2,180

	For the Nine Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	14	$2,563	$2,563
Construction	—	—	—
Commercial	9	2,396	2,396
Commercial	3	207	207
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	3	47	47
Other	—	—	—

Total	29	$5,213	$5,213

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification. There were no troubled debt restructurings that defaulted for the twelve months ended June 30, 2013. The period ended June 30, 2012 is shown below.

	For the Twelve Months Ended June 30, 2012
	Pre-Modification Outstanding Number of Contracts	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	$1	$88
Construction	—	—
Commercial	3	159
Commercial	1	31
Obligations of states and political subdivisions	—	—
Home equity loans and lines of credit	1	36
Other	—	—

Total	$6	$314

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2013	September 30, 2012
Non-interest bearing demand accounts	$65,625	$41,767
NOW accounts	89,808	109,923
Money market accounts	140,939	155,666
Savings and club accounts	110,123	102,143
Certificates of deposit	604,005	586,135

Total	$1,010,500	$995,634

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2012 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service Cost	$175	$149	$526	$448
Interest Cost	179	179	537	535
Expected return on plan assets	(259)	(204)	(776)	(611)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized loss	98	119	294	356

Net periodic benefit cost	$193	$243	$581	$728

The Bank contributed $600,000 to its pension plan in March 2013.

10.	Equity Incentive Plan

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

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock in 2008. Certain officers and employees were granted in aggregate,

30,000 shares of restricted stock on April 1, 2013. In accordance with generally accepted accounting principles for Share-Based Payments, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2008 restricted shares vest over a five-year service period. The 2013 restricted shares vest over an eighteen month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

For the nine months ended June 30, 2013 and 2012, the Company recorded $1.5 million and $1.6 million of share-based compensation expense, respectively, comprised of stock option expense of $458,000 and restricted stock expense of $949,000 for the June 30, 2013 period and stock option expense of $515,000 and restricted stock expense of $1.1 million for the June 30, 2012 period. Expected future compensation expense relating to the 30,000 restricted shares at June 30, 2013, is $273,000 over the remaining vesting period of 1.25 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine month period ended June 30, 2013.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2012	1,458,379	$12.35	5.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, June 30, 2013	1,458,379	$12.35	4.92	$—

Exercisable at June 30, 2013	1,458,379	$12.35	4.92	$—

The weighted-average grant date fair value of the Company’s non-vested options as of June 30, 2013 and 2012 was $2.38.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2013, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2012	115,212	$12.35
Granted	30,000	10.94
Vested	115,212	12.35
Forfeited	—	—

Nonvested at June 30, 2013	30,000	$10.94

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of June 30, 2013 and September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurement at June 30, 2013
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2013
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$212,593	$—	$212,593
Obligations of states and political subdivisions	—	23,973	—	23,973
U.S. government agencies	—	52,686	—	52,686
Corporate obligations	—	12,335	—	12,335
Trust-preferred securities	—	3,647	1,780	5,427
Other debt securities	—	1,500	—	1,500
Equity securities-financial services	2,107	—	—	2,107

Total debt and equity securities	$2,107	$306,734	$1,780	$310,621
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$1,693	$1,693
Impaired loans measured on a non-recurring basis	$—	$—	$36,348	$36,348

Fair Value Measurement at September 30, 2012
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2012
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$215,804	$—	$215,804
Obligations of states and political subdivisions	—	19,517	—	19,517
U.S. government agencies	—	74,484	—	74,484
Corporate obligations	—	8,657	—	8,657
Trust-preferred securities	—	4,493	1,740	6,233
Other debt securities	—	1,512	—	1,512
Equity securities-financial services	3,378	—	—	3,378

Total debt and equity securities	$3,378	$324,467	$1,740	$329,585
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,998	$2,998
Impaired loans measured on a non-recurring basis	$—	$—	$32,520	$32,520

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and nine month periods ended June 30, 2013.

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013
Beginning balance	$1,760	$1,740
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	20	40
Transfers in and/or out of Level III	—	—

	$1,780	$1,780

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2013, 226 impaired loans with a carrying value of $37.5 million were reduced by specific valuation allowance totaling $1.1 million resulting in a net fair value of $36.3 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2013:
Impaired loans	36,348	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	1,693	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2012:
Impaired loans	32,520	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	2,998	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	June 30, 2013
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$20,326	$—	$—	$20,326
Investment and mortgage backed securities Available for sale	327	308,514	1,780	310,621
Loans receivable, held for sale, net	—	—	—	—
Loans receivable, net	—	—	968,877	968,877
Accrued interest receivable	4,622	—	—	4,622
FHLB stock	12,358	—	—	12,358
Mortgage servicing rights	—	—	403	403
Bank owned life insurance	28,557	—	—	28,557

Financial liabilities:
Deposits	$386,623	$—	$609,905	$996,528
Short-term borrowings	32,212	—	—	32,212
Other borrowings	—	—	145,454	145,454
Advances by borrowers for taxes and insurance	13,307	—	—	13,307
Accrued interest payable	972	—	—	972

	September 30, 2012
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$15,550	$—	$—	$15,550
Investment and mortgage backed securities Available for sale	3,378	324,467	1,740	329,585
Loans receivable, held for sale, net	346	—	—	346
Loans receivable, net	—	—	997,339	997,339
Accrued interest receivable	4,929	—	—	4,929
FHLB stock	21,914	—	—	21,914
Mortgage servicing rights	—	—	365	365
Bank owned life insurance	27,848	—	—	27,848

Financial liabilities:
Deposits	$409,499	$—	$597,028	$1,006,527
Short-term borrowings	43,281	—	—	43,281
Other borrowings	—	—	195,636	195,636
Advances by borrowers for taxes and insurance	3,432	—	—	3,432
Accrued interest payable	1,128	—	—	1,128

	June 30, 2013		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$20,326	$20,326	$15,550	$15,550
Investment securities available for sale	310,621	310,621	329,585	329,585
Loans receivable, held for sale, net	—	—	346	346
Loans receivable, net	942,794	968,877	950,009	997,339
Accrued interest receivable	4,622	4,622	4,929	4,929
FHLB stock	12,358	12,358	21,914	21,914
Mortgage servicing rights	403	403	365	365
Bank owned life insurance	28,557	28,557	27,848	27,848

Financial liabilities:
Deposits	$1,010,500	$996,528	$995,634	$1,006,527
Short-term borrowings	32,212	32,212	43,281	43,281
Other borrowings	145,160	145,454	191,460	195,636
Advances by borrowers for taxes and insurance	13,307	13,307	3,432	3,432
Accrued interest payable	972	972	1,128	1,128

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

12.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and nine months ended June 30, 2013 and 2012 is as follows:

		Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at March 31, 2013	$(4,318)	$4,481	$163
Other comprehensive income (loss) before reclassifications	—	(4,194)	(4,194)
Amounts reclassified from accumulated other comprehensive income	65	(7)	58

Period change	65	(4,201)	(4,136)

Balance at June 30, 2013	$(4,253)	$280	$(3,973)

Balance at September 30, 2012	$(4,450)	$6,208	$1,758
Other comprehensive income (loss) before reclassifications	—	(5,431)	(5,431)
Amounts reclassified from accumulated other comprehensive income	194	(494)	(300)

Period change	194	(5,925)	(5,731)

Balance at June 30, 2013	$(4,256)	$283	$(3,973)

Balance at March 31, 2012	$(4,924)	$4,113	$(811)
Other comprehensive income before reclassifications	—	979	979
Amounts reclassified from accumulated other comprehensive income	79	—	79

Period change	79	979	1,058

Balance at June 30, 2012	$(4,845)	$5,092	$247

Balance at September 30, 2011	$(5,080)	$5,666	$586
Other comprehensive income (loss) before reclassifications	—	(478)	(478)
Amounts reclassified from accumulated other comprehensive income	236	(97)	139

Period change	236	(575)	(339)

Balance at June 30, 2012	$(4,844)	$5,091	$247

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2013	2012
Securities available for sale:
Net securities gains reclassified into earnings	$(11)	$—	Gain on sale of investments, net
Related income tax expense	4	—	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(7)	—	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	98	119	Compensation and employee benefits
Related income tax expense	$(33)	$(40)	Provision for income taxes

Net effect on accumulated other	65	79	Net of tax

Total reclassification for the period	$58	$79	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2013	2012
Securities available for sale
Net securities gains reclassified into earnings	$(749)	$(147)	Gain on sale of investments, net
Related income tax expense	255	50	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(494)	(97)	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	294	356	Compensation and employee benefits
Related income tax expense	$(100)	(120)	Provision for income taxes

Net effect on accumulated other	194	236	Net of tax

Total reclassification for the period	$(300)	139	Net of tax

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Total Assets. Total assets decreased by $40.4 million, or 2.9%, to $1,378.4 million at June 30, 2013 from $1,418.7 million at September 30, 2012. Decreases in loans receivable, investment securities available for sale, regulatory stock and other assets were offset, in part, by increases in interest bearing deposits with other institutions and cash and due from banks.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $3.3 million, or 73.8%, to $7.8 million at June 30, 2013 from $4.5 million at September 30, 2012. This increase was primarily the result of the cash generated from the increase in sales of loans receivable and investment securities available for sale from September 30, 2012 through June 30, 2013.

Net Loans. Net loans decreased $7.2 million, or 0.8%, to $942.8 million at June 30, 2013 from $950.0 million at September 30, 2012. During this period, residential real estate loans outstanding decreased by $7.6 million to $688.7 million. Home equity loans and lines of credit decreased $4.5 million to $43.4 million and other loans decreased $174,000 to $2.3 million. These decreases were partially offset by increases in commercial real estate loans outstanding of $4.0 million to $164.2 million, construction loans outstanding of $1.3 million to $5.1 million and obligations of states and political subdivisions of $2.4 million to $36.1 million.

Other Assets. Other assets decreased $9.6 million, or 32.1%, to $20.2 million at June 30, 2013 from $29.8 million at September 30, 2012. The primary reason for the decrease was a decrease in accounts receivable of $6.9 million at June 30, 2013 compared to September 30, 2012. At September 30, 2012, the Company had approximately $6.0 million in accounts receivable for brokered deposits that the Company contracted for prior to September 30, 2012 but for which the funds were not received until October 1, 2012.

Investment Securities Available for Sale. Investment securities available for sale decreased $19.0 million, or 5.75%, to $310.6 million at June 30, 2013 from $329.6 million at September 30, 2012. The decrease was due primarily to the sale of $15.1 million of investment securities to provide liquidity to our holding company in order to fund our stock repurchase program.

Deposits. Deposits increased $14.9 million, or 1.49%, to $1,010.5 million at June 30, 2013 from $995.6 million at September 30, 2012. At June 30, 2013, compared to September 30, 2012, certificate of deposit accounts increased $17.9 million to $604.0 million, non-interest bearing demand accounts increased $23.9 million to $65.6 million, and savings and club accounts increased $8.0 million to $110.1 million. These increases were offset in part during the same period by a decrease in NOW accounts of $20.1 million to $89.8 million and money market accounts of $14.7 million to $140.9 million. Included in the certificates of deposit at June 30, 2013 was an increase in brokered certificates of $54.8 million to $211.6 million.

Borrowed Funds. Borrowed funds decreased by $57.4 million, or 24.4%, to $177.4 million at June 30, 2013, from $234.7 million at September 30, 2012. The decrease in borrowed funds was primarily due to decreases in short term FHLBank Pittsburgh borrowings of $11.1 million and declines in other borrowings of $46.3 million.

Stockholders’ Equity. Stockholders’ equity decreased by $10.4 million, or 5.91%, to $165.1 million at June 30, 2013 from $175.4 million at September 30, 2012. This decrease was primarily the result of the stock repurchase program announced during the first fiscal quarter and a decrease in other comprehensive income. For the nine months ended June 30, 2013 the Company repurchased 1,008,665 shares at an average cost of $11.02 per share. During the same period other comprehensive income declined $5.7 million. Other comprehensive income declined primarily due to a decrease in unrealized gain on available for sale investment securities of $5.9 million for the nine months ended June 30, 2013.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2013 and 2012

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$947,107	$11,032	4.67%	$749,165	$8,880	4.75%
Investment securities
Taxable (2)	87,100	376	1.73%	58,654	264	1.81%
Exempt from federal income tax (2) (3)	14,192	73	3.13%	8,898	51	3.48%

Total investment securities	101,292	449	1.93%	67,552	315	2.03%
Mortgage-backed securities	217,162	994	1.84%	207,447	1,376	2.66%
Federal Home Loan Bank stock	13,553	13	0.38%	14,719	4	0.11%
Other	11,904	3	0.10%	10,891	1	0.04%

Total interest-earning assets	1,291,018	12,491	3.89%	1,049,774	10,576	4.05%
Allowance for loan losses	(7,841)			(7,632)
Noninterest-earning assets	101,755			63,558

Total assets	$1,384,932			$1,105,700

Interest-bearing liabilities:
NOW accounts	$88,045	13	0.06%	$61,982	4	0.03%
Money market accounts	137,908	67	0.19%	108,390	69	0.26%
Savings and club accounts	105,857	12	0.05%	77,847	15	0.08%
Certificates of deposit	606,584	1,665	1.10%	389,464	1,692	1.74%
Borrowed funds	191,981	885	1.85%	254,414	2,060	3.25%

Total interest-bearing liabilities	1,130,375	2,642	0.94%	892,097	3,840	1.73%
Non-interest bearing NOW accounts	60,570			35,480
Noninterest-bearing liabilities	21,886			14,109

Total liabilities	1,212,831			941,686
Equity	172,101			164,014

Total liabilities and equity	$1,384,932			$1,105,700

Net interest income		$9,849			$6,736

Interest rate spread			2.95%			2.32%
Net interest-earning assets	$160,643			$157,677

Net interest margin (4)			3.06%			2.57%
Average interest-earning assets to average interest-bearing liabilities		114.21%			117.67%

	For the Nine Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$948,040	$34,310	4.84%	$748,803	$27,366	4.87%
Investment securities
Taxable (2)	90,205	1,211	1.79%	46,713	728	2.08%
Exempt from federal income tax (2) (3)	12,825	200	3.16%	8,661	158	3.68%

Total investment securities	103,030	1,411	1.96%	55,374	886	2.33%
Mortgage-backed securities	220,895	3,347	2.03%	206,614	4,174	2.69%
Federal Home Loan Bank stock	17,098	53	0.41%	15,569	8	0.07%
Other	9,403	10	0.14%	16,893	5	0.04%

Total interest-earning assets	1,298,466	39,131	4.04%	1,043,253	32,439	4.15%
Allowance for loan losses	(7,607)			(8,135)
Noninterest-earning assets	101,364			62,903

Total assets	$1,392,223			$1,098,021

Interest-bearing liabilities:
NOW accounts	$90,000	38	0.06%	$59,647	13	0.03%
Money market accounts	144,618	258	0.24%	110,106	225	0.27%
Savings and club accounts	102,940	37	0.05%	74,103	58	0.10%
Certificates of deposit	592,035	5,243	1.18%	372,408	5,231	1.87%
Borrowed funds	213,548	3,103	1.94%	272,701	6,697	3.27%

Total interest-bearing liabilities	1,143,141	8,679	1.01%	888,965	12,224	1.83%
Non-interest bearing NOW accounts	55,162			33,512
Noninterest-bearing liabilities	18,875			12,596

Total liabilities	1,217,178			935,073
Equity	175,045			162,948

Total liabilities and equity	$1,392,223			$1,098,021

Net interest income		$30,452			$20,215

Interest rate spread			3.03%			2.32%
Net interest-earning assets	$155,325			$154,288

Net interest margin (4)			3.14%			2.58%
Average interest-earning assets to average interest-bearing liabilities		113.59%			117.36%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012

Net Income. Net income increased $1.1 million, or 136.3%, to $1.9 million for the three months ended June 30, 2013 compared to net income of $794,000 for the comparable period in 2012. The increase was due primarily to increases in net interest income and noninterest income, offset in part, by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $3.1 million, or 46.2%, to $9.8 million for the three months ended June 30, 2013 from $6.7 million for the comparable period in 2012. The increase was primarily attributable to an increase in the Company’s interest rate spread to 2.95% for the three months ended June 30, 2013, from 2.32% for the comparable period in 2012, combined with an increase of $3.0 million in the Company’s average net earnings assets.

Interest Income. Interest income increased $1.9 million, or 18.1%, to $12.5 million for the three months ended June 30, 2013 from $10.6 million for the comparable 2012 period. The increase resulted primarily from additional earning assets added as a result of the merger with First Star Bank in the fourth quarter of 2012. Average interest earning assets increased $241.2 million and was offset, in part, by a decline in the average yield on interest earning assets of 16 basis points. The average yield on interest earning assets was 3.89% for the three months ended June 30, 2013, as compared to 4.05% for the comparable 2012 period. Loans increased on average $197.9 million between the two periods. In addition, average investment securities increased $33.7 million, mortgage-backed securities increased $9.7 million, Federal Home Loan Bank stock decreased $1.2 million and other interest earning assets increased $1.0 million. Interest income for the fiscal third quarter 2013 also includes the recapture of approximately $468,000, before tax, of net accretion of fair market value adjustments for credit and yield for loans acquired as part of the First Star acquisition. In addition, interest income for the quarter includes approximately $185,000 of the recapture of fair value adjustments to loans acquired as part of the First Star acquisition that were either fully or partially repaid during the quarter.

Interest Expense. Interest expense decreased $1.2 million, or 31.2%, to $2.6 million for the three months ended June 30, 2013 from $3.8 million for the comparable 2012 period. The decrease resulted from a 79 basis point decrease in the overall cost of interest bearing liabilities to 0.94% for the three months ended June 30, 2013 from 1.73% for the comparable 2012 period, partially offset by a $238.2 million increase in average interest-bearing liabilities. Average interest bearing liabilities increased primarily as a result of the merger with First Star Bank in the fourth quarter of 2012. The yield on borrowed funds declined primarily as a result of the prepayment of $37.0 million in higher yielding borrowings in the fourth quarter of 2012. Yields on certificates of deposits declined due primarily to the replacement of maturing brokered certificates of deposit with shorter duration lower cost certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.1 million for the three month period ended June 30, 2013 as compared to $600,000 for the three month period ended June 30, 2012. The allowance for loan losses was $8.2 million, or 0.86% of loans outstanding, at June 30, 2013, compared to $7.3 million, or 0.76% of loans outstanding at September 30, 2012.

Non-interest Income. Non-interest income increased $305,000, or 20.4%, to $1.8 million for the three months ended June 30, 2013 from $1.5 million for the comparable period in 2012. The primary reasons for the increase were increases in service charges and fees on loans of $111,000 and service fees on deposit accounts of $127,000 during the 2013 period.

Non-interest Expense. Non-interest expense increased $1.6 million, or 25.0%, to $8.2 million for the three months ended June 30, 2013 from $6.5 million for the comparable period in 2012. The primary reasons for the increase were increases in compensation and employee benefits of $802,000, occupancy and equipment of $200,000 and professional fees of $210,000. These increases were partially offset by decreases in the cost to liquidate foreclosed real estate of $83,000 and merger related costs of $168,000. The increases in noninterest expense were due primarily to the larger organization in fiscal third quarter 2013 compared with fiscal third quarter 2012 as a result of the First Star merger.

Income Taxes. Income tax expense increased $208,000 to $519,000 for the three months ended June 30, 2013 from $311,000 for the comparable 2012 period. The increase was primarily a result of the increase in income before taxes of $1.3 million for the three months ended June 30, 2013. The effective tax rate was 21.7% for the nine months ended June 30, 2013, compared to 28.1% for the 2012 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and June 30, 2012

Net Income. Net income increased $4.5 million, or 190.5%, to $6.8 million for the nine months ended June 30, 2013 compared to net income of $2.3 million for the comparable period in 2012. The increase was due primarily to increases in net interest income and noninterest income, offset in part, by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $10.2 million, or 50.6%, to $30.5 million for the nine months ended June 30, 2013 from $20.2 million for the comparable period in 2012. The increase was primarily attributable to an increase in the Company’s interest rate spread to 3.03% for the nine months ended June 30, 2013, from 2.32% for the comparable period in 2012, combined with an increase of $1.0 million in the Company’s average net earnings assets.

Interest Income. Interest income increased $6.7 million, or 20.6%, to $39.1 million for the nine months ended June 30, 2013 from $32.4 million for the comparable 2012 period. The increase resulted primarily from additional earning assets added as a result of the merger with First Star Bank in the fourth quarter of 2012. Average interest earning assets increased $255.2 million and was offset, in part, by a decline in the average yield on interest earning assets of 11 basis points. The average yield on interest earning assets was 4.04% for the nine months ended June 30, 2013, as compared to 4.15% for the comparable 2012 period. Loans increased on average $199.2 million between the two periods. In addition, average investment securities increased $47.7 million, mortgage-backed securities increased $14.3 million, Federal Home Loan Bank stock increased $1.5 million and other interest earning assets decreased $7.5 million. The decrease in other interest earning assets was primarily due to a corresponding decrease in the average balance of cash held at FHLBank Pittsburgh. Interest income for the nine months ended June 30, 2013 included approximately $1.3 million of net accretion of fair market value adjustments for credit and yield applied to First Star loans at the acquisition closing date of July 31, 2012. In addition, interest income for the nine months included approximately $1.4 million of the recapture of fair value adjustments to loans acquired as part of the First Star acquisition that were either fully or partially repaid during the nine months ended June 30, 2013.

Interest Expense. Interest expense decreased $3.5 million, or 29.0%, to $8.7 million for the nine months ended June 30, 2013 from $12.2 million for the comparable 2012 period. The decrease resulted from an 82 basis point decrease in the overall cost of interest bearing liabilities to 1.01% for the nine months ended June 30, 2013 from 1.83% for the comparable 2012 period, partially offset by a $254.2 million increase in average interest-bearing liabilities. Average interest bearing liabilities increased primarily as a result of the merger with First Star Bank in the fourth quarter of 2012. The yield on borrowed funds declined to 1.94% at June 30, 2013 from 3.27% for the comparable 2012 period primarily as a result of the prepayment of $37.0 million in higher yielding borrowings in the fourth quarter of 2012. Yields on certificates of deposits declined to 1.18% at June 30, 2013 from 1.87% for the comparable 2012 period due primarily to the replacement of maturing brokered certificates of deposit with shorter duration lower cost certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $3.0 million for the nine month period ended June 30, 2013 as compared to $1.8 million for the nine month period ended June 30, 2012. The allowance for loan losses was $8.2 million, or 0.86% of loans outstanding, at June 30, 2013, compared to $7.3 million, or 0.76% of loans outstanding at September 30, 2012.

Non-interest Income. Non-interest income increased $1.6 million, or 35.4%, to $6.3 million for the nine months ended June 30, 2013 from $4.6 million for the comparable period in 2012. The primary reasons for the increase were increases in gain on sale of loans, net of $399,000 and gain on sale of investments, net of $602,000 during the 2012 period. As part of its overall interest rate risk management strategy, the Company sold $19.5 million of long-term, fixed-rate mortgage loans during the nine months ended June 30, 2013. The Company sold $1.9 million in long-term fixed rate mortgage loans for the comparable period in 2012.

Non-interest Expense. Non-interest expense increased $4.4 million, or 21.9%, to $24.4 million for the nine months ended June 30, 2013 from $20.1 million for the comparable period in 2012. The primary reasons for the increase were increases in compensation and employee benefits of $2.5 million, occupancy and equipment of $647,000 and data processing expense of $643,000. These increases were partially offset by decreases in the cost to liquidate foreclosed real estate of $588,000 and merger related costs of $544,000. The increases in noninterest expense were due primarily to the larger organization in the first nine months of fiscal 2013 compared with fiscal first nine months of 2012 as a result of the First Star merger.

Income Taxes. Income tax expense increased $1.8 million to $2.5 million for the nine months ended June 30, 2013 from $706,000 for the comparable 2012 period. The increase was primarily a result of the increase in income before taxes of $6.3 million for the nine months ended June 30, 2013. The effective tax rate was 27.2% for the nine months ended June 30, 2013, compared to 23.2% for the 2012 period. The increase in the effective tax rate was primarily due to the decrease in the portion of pre-tax income derived from non-taxable loan and investment income for the nine months ended June 30, 2013 compared to the 2012 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	June 30, 2013	September 30, 2012

Non-performing assets:
Non-accruing loans	$24,743	$23,707
Troubled debt restructures	590	533

Total non-performing loans	25,333	24,240
Foreclosed real estate	1,693	2,998

Total non-performing assets	$27,026	$27,238

Ratio of non-performing loans to total loans	2.66%	2.53%
Ratio of non-performing loans to total assets	1.84%	1.71%
Ratio of non-performing assets to total assets	1.96%	1.92%
Ratio of allowance for loan losses to total loans	0.86%	0.76%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $212,000 to $27.0 million at June 30, 2013 from $27.2 million at September 30, 2012. Non-performing loans increased $1.1 million to $25.3 million at June 30, 2013 from $24.2 million at September 30, 2012. The increase was primarily due to an increase of $1.2 million in nonperforming residential loans. The number of nonperforming residential loans increased to 89 at June 30, 2013, from 79 at September 30, 2012. The $24.7 million of non-accruing loans at June 30, 2013 included 82 residential loans with an aggregate outstanding balance of $10.6 million that were past due 90 or more days at June 30, 2013, 87 commercial and commercial real estate loans with aggregate outstanding balances of $12.5 million and 19 consumer loans with aggregate balances of $462,000. Within the residential loan balance are $1.1 million of loans less than 90 days past due. In the quarter ended June 30, 2013, the Company identified seven residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $1.3 million to $1.7 million at June 30, 2013 from $3.0 million at September 30, 2012. Foreclosed real estate consists of 20 residential properties, two building lots and one commercial property.

At June 30, 2013 the principal balance of troubled debt restructures was $9.7 million as compared to $13.1 million at September 30, 2012. Of the $9.7 million of troubled debt restructures at June 30, 2013, $5.2 million are performing loans and $4.4 million are non-accrual loans. An additional $590,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 69 loans that comprise our troubled debt restructures at June 30, 2013, no loans were granted a rate concession at a below market interest rate. Eighteen loans with balances totaling $2.7 million were granted market rate and terms concessions and 51 loans with balances totaling $6.9 million were granted term concessions.

As of June 30, 2013, troubled debt restructures were comprised of 48 residential loans totaling $7.2 million, 15 commercial and commercial real estate loans totaling $2.2 million, and six consumer (home equity loans, home equity lines and credit, and other) totaling $233,000.

For the nine month period ended June 30, 2013, 19 loans totaling $4.7 million were removed from TDR status. Two loans totaling $259,000 were transferred to foreclosed real estate, two loans totaling $331,000 were paid in full and 15 loans totaling $4.1 million completed 12 months of consecutive on time payments.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the nine months ended June 30, 2013, we modified 250 loans ($35.1 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, there were 23 such loans in the nine months ended June 30, 2013 with an aggregate balance of approximately $9.0 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2013, $20.3 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $3.0 million at June 30, 2013. As of June 30, 2013, we had $167.3 million in borrowings outstanding from FHLBank Pittsburgh and $10.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank advances of up to approximately $583.5 million.

At June 30, 2013, we had $64.6 million in loan commitments outstanding, which included, in part, $19.3 million in undisbursed construction loans and land development loans, $32.2 million in unused home equity lines of credit, $5.7 million in commercial lines of credit and commitments to originate commercial loans, $3.1 million in performance standby letters of credit and $4.3 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2013 totaled $335.0 million, or 55.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $19.4 million and $9.5 million for the nine months ended June 30, 2013 and 2012, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided (used) in investing activities was $23.2 million and $(40.0) million for the nine months ended June 30, 2013 and 2012, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash (used) provided of $(37.8) million and $11.6 million for the nine months ended June 30, 2013 and 2012, respectively.

Basel III

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

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

Contractual Obligations

During the first nine months of fiscal 2013, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2012.

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

There were no changes made in the Company’s internal controls over financial reporting (as defined by rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that could materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this report.

Part II – Other Information

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A to part I of Form 10-K for the year ended September 30, 2012 filed on December 14, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended June 30, 2013.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 30, 2013	51,858	$10.83	51,858	—
May 31, 2013 (1)	107,015	10.89	71,698	—
June 30, 2013	244,900	10.94	244,900	—

Total	403,773	$10.91	368,456	314,326

(1)	In May 2013 the Bank purchased 35,317 shares at $10.73 per share outside of its previously disclosed stock repurchase program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements. ****

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	Incorporated by reference to ESSA Bancorp, Inc.’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2012.
****	As provided in Pub. 406 of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: August 9, 2013	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 9, 2013	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer