Form 10-K
period 2013-09-30
ESSA Bancorp, Inc.
filed 2013-12-16
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 6, 2013, there were 18,133,095 shares issued and 11,945,564 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2013, was $114,120,886.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

i

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the ability to successfully complete or close transactions or to integrate acquired entities. Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

Item 1.	Business

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. is the Pennsylvania-chartered stock holding company of ESSA Bank & Trust. ESSA Bancorp, Inc. owns 100% of the outstanding shares of common stock of ESSA Bank & Trust. Since being formed in 2006, ESSA Bancorp, Inc. has engaged primarily in the business of holding the common stock of ESSA Bank & Trust. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp, Inc. is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. On July 31, 2012, ESSA Bancorp, Inc. completed its acquisition of First Star Bancorp, Inc. and its wholly-owned subsidiary, First Star Bank. The total value of the consideration for the acquisition was $24.6 million, 50% of which was paid in cash and the remainder paid in the form of ESSA Bancorp, Inc. common stock. The information presented herein includes the combined operations of both companies as of July 31, 2012. At September 30, 2013, ESSA Bancorp, Inc. had consolidated assets of $1.4 billion, consolidated deposits of $1.0 billion and consolidated stockholders’ equity of $166.5 million. Its consolidated net income for the fiscal year ended September 30, 2013 was $8.8 million.

On November 15, 2013, ESSA Bancorp, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among ESSA Bancorp, Inc., ESSA Acquisition Corp. (a wholly owned subsidiary of ESSA Bancorp, Inc.) and Franklin Security Bancorp, Inc. (“FS Bancorp”), pursuant to which (i) FS Bancorp will merge with and into ESSA Bancorp, with ESSA Bancorp as the surviving entity, and (ii) immediately thereafter, Franklin Security Bank (“Franklin Bank”) will be merged with and into ESSA Bank & Trust with ESSA Bank as the surviving bank (collectively, the “Merger”). Under the terms of the Merger Agreement, stockholders of FS Bancorp will receive a cash payment equal to nine dollars and seventy five cents ($9.75) for each share of FS Bancorp common stock, or an aggregate of approximately $15.7 million. The transaction has been approved by the Board of Directors of each company and is expected to close in the second quarter of 2014. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of FS Bancorp’s stockholders.

ESSA Bank & Trust

General

ESSA Bank & Trust was organized in 1916. ESSA Bank & Trust is a Pennsylvania chartered full-service, community-oriented savings and loan association. We provide financial services to individuals, families and businesses through our 26 full-service banking offices, located in Monroe, Northampton and Lehigh Counties, Pennsylvania. ESSA Bank & Trust is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Pursuant to changes in Pennsylvania law, ESSA Bank & Trust has applied to change its charter from a Pennsylvania savings and loan association to a Pennsylvania savings bank. The charter change is not expected to have a material effect on the operations of ESSA Bank & Trust. Additionally, ESSA Bank & Trust has previously announced that it will purchase from First National Community Bank (“FNCB”) the deposit and loans associated with two FNCB branches, and the FNCB branch located in Marshalls Creek, Pennsylvania. Customer deposits and loans from the FNCB Stroudsburg office will be transferred to ESSA Bank and Trust’s Stroudsburg facility. ESSA Bank & Trust plans to consolidate two of its branches, located in Bushkill, Pennsylvania and Marshalls Creek, into the newly acquired FNCB Marshalls Creek facility. Subject to regulatory approval, the transaction is expected to close in January 2014.

ESSA Bank & Trust’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential first mortgage loans (including construction mortgage loans), commercial real estate loans, home equity loans and lines of credit, commercial and consumer loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposits. We also offer asset management and trust services. We offer investment services through our relationship with Cetera Investment Services LLC, a third party broker/dealer and investment advisor. We offer insurance benefit consulting services through our wholly owned subsidiary, ESSA Advisory Services, LLC.

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

Market Area

At September 30, 2013, our 26 full-service banking offices consisted of 13 offices in Monroe County, six offices in Lehigh County, and seven offices in Northampton County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. As of September 30, 2013, we had a deposit market share of approximately 29.5% in Monroe County, which represented the largest deposit market share in Monroe County, 3.2% in Northampton County and 2.1% in Lehigh County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one-to-four family residential real property. In recent years, we have increased our originations of commercial loans and commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from 9.2% of our total loan portfolio at September 30, 2009 to $159.5 million, or 17.0% of our total loan portfolio at September 30, 2013. One-to-four family residential real estate mortgage loans represented $686.7 million, or 73.3%, of our loan portfolio at September 30, 2013. Home equity loans and lines of credit totaled $41.9 million, or 4.5% of our loan portfolio at September 30, 2013. Commercial loans totaled $10.1 million, or 1.1% of our loan portfolio at September 30, 2013 and construction first mortgage loans totaled $2.3 million or 0.2% of the total loan portfolio at September 30, 2013. Obligations of states and political subdivisions totaled $33.4 million or 3.6% of our loan portfolio at September 30, 2013. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential first mortgage loans:
One-to-four family	$686,651	73.3%	$696,696	72.8%	$583,599	78.1%	$596,455	80.8%	$604,010	81.7%
Construction	2,288	0.2	3,805	0.4	691	0.1	1,302	0.2	1,707	0.2
Commercial	10,125	1.1	12,818	1.3	14,766	2.0	16,545	2.2	16,452	2.2
Commercial real estate	159,469	17.0	160,192	16.7	79,362	10.6	77,943	10.6	67,888	9.2
Obligations of states and political subdivisions	33,445	3.6	33,736	3.5	25,869	3.5	—	—	—	—
Home equity loans and lines of credit	41,923	4.5	47,925	5.0	40,484	5.4	43,559	5.9	46,812	6.3
Other	2,393	0.3	2,485	0.3	2,018	0.3	2,486	0.3	2,526	0.4

Total loans receivable	$936,294	100.0%	$957,657	100.0%	$746,789	100.0%	$738,290	100.0%	$739,395	100.0%

Allowance for loan losses	(8,064)		(7,302)		(8,170)		(7,448)		(5,815)

Total loans receivable, net	$928,230		$950,355		$738,619		$730,842		$733,580

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-four family		Construction		Commercial		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2014	$796	6.01%	$—	—	$1,274	5.14%	$22,942	5.11%
2015	652	5.39%	—	—	841	6.05%	13,325	4.98%
2016	2,057	5.48%	—	—	1,051	5.12%	9,696	5.48%
2017 to 2018	20,381	4.87%	—	—	1,614	5.11%	24,837	5.97%
2019 to 2023	100,667	3.91%	—	—	3,591	5.73%	27,428	4.66%
2024 to 2028	259,159	3.45%	392	2.76%	630	5.50%	21,894	4.94%
2028 and beyond	302,939	4.90%	1,896	3.68%	1,124	4.45%	39,347	4.86%

Total	$686,651	4.21%	$2,288	3.52%	$10,125	5.36%	$159,469	5.09%

	Obligations of States and Political Subdivisions		Home Equity Loans and Lines of Credit		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
			(Dollars in thousands)
Due During the Years Ending September 30,
2014	$92	3.25%	$498	5.78%	$677	5.39%	$26,279	5.15%
2015	—	—	424	5.21%	262	5.94%	15,504	5.08%
2016	—	—	1,873	4.13%	201	7.46%	14,878	5.31%
2017 to 2018	—	—	2,681	5.55%	1,014	5.72%	50,527	5.47%
2019 to 2023	4,087	3.36%	11,277	5.35%	147	8.42%	147,197	4.19%
2024 to 2028	2,217	1.66%	13,101	3.66%	—	0.00%	297,393	3.56%
2028 and beyond	27,049	3.96%	12,069	3.82%	92	4.74%	384,516	4.79%

Total	$33,445	3.73%	$41,923	4.34%	$2,393	5.93%	$936,294	4.36%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2013 that are contractually due after September 30, 2014.

	Due After September 30, 2014
	Fixed	Adjustable	Total
	(In thousands)

Residential first mortgage loans:
One-to-four family	$644,398	$41,457	$685,855
Construction	2,270	18	2,288
Commercial	3,894	4,957	8,851
Commercial real estate	25,385	111,142	136,527
Obligations of states and political subdivisions	15,308	18,045	33,353
Home equity loans and lines of credit	14,269	27,156	41,425
Other	1,556	160	1,716

Total	$707,080	$202,935	$910,015

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton and Lehigh Counties, Pennsylvania and secondarily from other Pennsylvania counties contiguous to Monroe County. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center.

One-to-four family Residential Loans. Historically, our principal lending activity has consisted of the origination of one-to-four family residential mortgage loans secured primarily by properties located in Monroe and Northampton Counties, Pennsylvania. At September 30, 2013, approximately $686.7 million, or 73.3% of our loan portfolio, consisted of one-to-four family residential loans. Our origination of one-to-four family loans increased in fiscal year 2013 compared to fiscal years 2012 and 2011. Originations in fiscal year 2013 were positively influenced by a significant amount of refinancing activity due to record low mortgage rates. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios if private mortgage insurance is specified to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2013, our largest loan secured by one-to-four family real estate had a principal balance of approximately $1.4 million and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $750,000 of adjustable rate one-to-four family residential loans during the year ended September 30, 2013 and $1.3 million during the year ended September 30, 2012. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents; and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2013, $41.5 million, or 6.0%, of our one-to-four family residential loans had adjustable rates of interest.

All one-to-four family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that the borrower sells or otherwise conveys title to the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings association may lend relative to the value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all purchase money loans, we utilize outside independent appraisers approved by the Board of Directors. All purchase money and most refinance loans require a lender’s title insurance policy. Certain modest refinance requests may utilize an automated valuation model with an exterior inspection report and title search. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated almost exclusively by our branch staff. Eligible properties include primary and vacation homes in northeastern Pennsylvania, with the majority of loans being originated in Monroe County. As of September 30, 2013, home equity loans and lines totaled about $41.9 million, or 4.5% or our loan portfolio.

The maximum combined loan-to-value originated is currently 80%, depending on the collateral and the holder of the first mortgage. There is a small portion of the portfolio originated in years past that contains original combined loan-to-values of up to 90%. Our home equity lines of credit typically feature a 10 year draw period with interest-only payments permitted, followed by another 10 years of fully amortizing payments with no further ability to draw funds. Similar combined loan-to-value characteristics and standards exist for the lines as are outlined above for the loans.

Loan underwriting standards limit the maximum size of a junior lien loan to between $100,000 and $200,000, depending on the loan type and collateral. All loans exceeding 70-75% of value require an appraisal by bank-approved, licensed appraisers. Loans up to $25,000 with lesser loan-to-value ratios may have utilized either automated valuation models or county tax assessments. Title/lien searches are secured on all home equity loans and lines greater than $25,000.

Commercial Real Estate Loans. At September 30, 2013, $159.5 million, or 17.0% of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80% and 85% for select loans with faster amortizations. At September 30, 2013, we had 665 commercial real estate loans with an outstanding balance of $159.5 million. At September 30, 2013, our largest commercial real estate loan balance was $5.4 million, which was performing in accordance with its terms. At September 30, 2013, 61 of our loans secured by commercial real estate totaling $10.8 million were not performing in accordance with their terms and were on nonaccrual status.

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

Loans secured by commercial real estate generally are considered to present greater risk than one-to-four family residential loans. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

First Mortgage Construction Loans. At September 30, 2013, $2.3 million, or 0.2%, of our total loan portfolio consisted of first mortgage construction loans. Most of our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2013, our largest first mortgage construction loan balance was $350,000. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a thirty-year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

First mortgage construction loans generally involve a greater degree of credit risk than other one-to-four family residential mortgage loans. The risk of loss on a construction loan depends, in part, upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost of construction and the successful completion of construction within budget.

For all such loans, we utilize outside independent appraisers approved by the Board of Directors. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance on properties.

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, personal loans and automobile loans. At September 30, 2013, these other loans totaled $2.4 million, or 0.3% of the total loan portfolio.

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

Non-Performing Loans and Problem Assets

After a real estate secured loan becomes 15 days late, we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone. When a loan becomes 30 days delinquent, we send a delinquency letter to the borrower. We attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the loan is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure or other appropriate action. After 75 days, if no satisfactory arrangements have been made, we will commence foreclosure proceedings.

Mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved. Further income is recognized only if and when the loan is performing and demonstrates the likelihood of full repayment.

Non-performing Loans. At September 30, 2013, $23.3 million (or 2.6% of our total loans) were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Commercial real estate loans totaled $10.8 million. Residential first mortgage loans that were 90 days or more past due or troubled debt restructured loans that were considered non-performing at September 30, 2013 totaled $11.5 million. In connection with the First Star Bank acquisition, the Company acquired loans with deteriorated credit quality totaling $12.9 million. These loans are being carried at $7.1 million at September 30, 2013 and contributed to the significant increase in non-performing loans at September 30, 2012 compared to non-performing loans at September 30, 2011. These loans were adjusted to fair market value at the time of acquisition.

Real Estate Owned. At September 30, 2013, the Company had $2.1 million of real estate owned consisting of 28 properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Non-accrual loans:
Residential first mortgage loans:
One-to-four family	$10,945	$10,536	$6,854	$8,360	$3,524
Construction	—	—	—	—	—
Commercial	1,177	1,870	306	199	122
Commercial real estate	10,818	10,909	3,502	1,411	580
Home equity loans and lines of credit	339	373	248	200	180
Other	—	19	61	346	159

Total	23,279	23,707	10,971	10,516	4,565

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One-to-four family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	—

Troubled debt restructurings	585	533	529	361	589

Total non-performing loans	23,864	24,240	11,500	10,877	5,154

Real estate owned	2,111	2,998	2,356	2,034	2,579

Total non-performing assets	$25,975	$27,238	$13,856	$12,911	$7,733

Troubled debt restructurings: *
Residential first mortgage loans:
One-to-four family	$6,024	$7,342	$5,430	$5,054	$2,981
Construction	—	—	—	—	—
Commercial	18	227	120	3	—
Commercial real estate	1,582	5,344	4,372	1,865	180
Home equity loans and lines of credit	197	167	250	21	7
Other	—	—	58	59	—

Total	$7,821	$13,080	$10,230	$7,002	$3,168

Ratios:
Total non-performing loans to total loans	2.55%	2.53%	1.54%	1.47%	0.70%
Total non-performing loans to total assets	1.74%	1.71%	1.05%	1.01%	0.49%
Total non-performing assets to total assets	1.89%	1.92%	1.26%	1.20%	0.74%

*	Non-performing troubled debt restructurings are included in total troubled debt restructurings for September 30, 2013 as part of the non-performing assets table.

For the year ended September 30, 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $883,000.

At September 30, 2013, the principal balance of troubled debt restructures was $7.8 million as compared to $13.1 million at September 30, 2012. Of the $7.8 million of troubled debt restructures at September 30, 2013, $4.5 million are performing loans and $3.4 million are non-accrual loans. An additional $585,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 59 loans that make up our troubled debt restructures at September 30, 2013, no loans were granted a rate concession at a below market interest rate. Seventeen loans with balances totaling $2.7 million were granted market rate and terms concessions and 42 loans with balances totaling $5.1 million were granted terms concessions.

Residential real estate loans make up the vast majority of our troubled debt restructures. As of September 30, 2013, troubled debt restructures were comprised of 40 residential loans totaling $6.0 million, 13 commercial and commercial real estate loans totaling $1.6 million, and six consumer (Home equity loans, home equity lines and credit, and other) totaling $197,000.

For the year ended September 30, 2013, 28 loans totaling $6.3 million were removed from TDR status. Two loans totaling $454,000 were transferred to foreclosed real estate, 24 loans for $5.5 million had completed timely payments, and two loans totaling $331,000 were paid off.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2013, we modified 266 loans ($38.8 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, they numbered 30 in the year ended September 30, 2013 with an aggregate balance of approximately $11.4 million.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2013
Residential first mortgage loans:
One-to-four family	8	$990	92	$10,945	100	$11,935
Construction	—	—	—	—	—	—
Commercial	—	—	19	1,177	19	1,177
Commercial real estate	—	—	61	10,818	61	10,818
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	4	77	10	339	14	416
Other	—	—	—	—	—	—

Total	12	$1,067	182	$23,279	194	$24,346

At September 30, 2012
Residential first mortgage loans:
One-to-four family	11	$1,274	78	$10,536	89	$11,810
Construction	—	—	—	—	—	—
Commercial	—	—	27	1,870	27	1,870
Commercial real estate	3	3,348	59	10,909	62	14,257
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	4	138	15	373	19	511
Other	—	—	1	19	1	19

Total	18	$4,760	180	$23,707	198	$28,467

At September 30, 2011
Residential first mortgage loans:
One-to-four family	7	$928	40	$6,854	47	$7,782
Construction	—	—	—	—	—	—
Commercial	1	1	7	306	8	307
Commercial real estate	—	—	17	3,502	17	3,502
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	5	187	8	248	13	435
Other	1	2	2	61	3	63

Total	14	$1,118	74	$10,971	88	$12,089

At September 30, 2010
Residential first mortgage loans:
One-to-four family	6	$558	50	$8,360	56	$8,918
Construction	—	—	—	—	—	—
Commercial	1	151	2	199	3	350
Commercial real estate	1	107	8	1,411	9	1,518
Home equity loans and lines of credit	5	146	6	200	11	346
Other	—	—	3	346	3	346

Total	13	$962	69	$10,516	82	$11,478

At September 30, 2009
Residential first mortgage loans:
One-to-four family	11	$1,795	19	$3,524	30	$5,319
Construction	—	—	—	—	—	—
Commercial	—	—	2	122	2	122
Commercial real estate	4	537	4	580	8	1,117
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	5	180	5	180
Other	1	6	3	159	4	165

Total	16	$2,338	33	$4,565	49	$6,903

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

At September 30, 2013, the Company classified approximately $18.1 million of our assets as special mention of which $9.9 million were commercial and commercial real estate loans, $38.6 million as substandard of which $20.5 million were commercial and commercial real estate loans, none as doubtful and none as loss. On the basis of management’s review of its assets, at September 30, 2012, we classified approximately $13.8 million of our assets as special mention, $40.4 million as substandard, none as doubtful, and none as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2013 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board of Governors (the “Federal Reserve Board”), the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$7,302	$8,170	$7,448	$5,815	$4,915

Charge-offs:
Residential first mortgage loans:
One-to-four family	(2,401)	(2,366)	(1,175)	(190)	(117)
Construction	—	—	—	—	—
Commercial	—	(31)	(131)	(53)	(9)
Commercial real estate	(403)	(987)	—	(186)	(457)
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	(243)	(380)	(188)	(107)	(20)
Other	(6)	(13)	(4)	(36)	—

Total charge-offs	(3,053)	(3,777)	(1,498)	(572)	(603)

Recoveries:
Residential first mortgage loans:
One-to-four family	50	291	146	—	—
Construction	—	—	—	—	—
Commercial	—	26	2	—	—
Commercial real estate	2	7	—	4	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	13	33	14	—	—
Other	—	2	3	26	3

Total recoveries	65	359	165	30	3

Net charge-offs	(2,988)	(3,418)	(1,333)	(542)	(600)
Provision for loan losses	3,750	2,550	2,055	2,175	1,500

Balance at end of year	$8,064	$7,302	$8,170	$7,448	$5,815

Ratios:
Net charge-offs to average loans outstanding	0.32%	0.44%	0.18%	0.07%	0.08%
Allowance for loan losses to non-performing loans at end of year	33.79%	30.12%	71.04%	68.48%	112.82%
Allowance for loan losses to total loans at end of year	0.86%	0.76%	1.09%	1.01%	0.79%

As previously disclosed, the Bank’s primary federal regulator was changed from the Office of Thrift Supervision (“OTS”) to the Federal Deposit Insurance Corporation (“FDIC”) in July of 2011. Because the FDIC places a different emphasis on the timing of charge offs than the OTS did, the Company determined that a change to its allowance for loan loss process was necessary. Previously, where a loan loss was considered likely and that loss was measured, a specific allocation of the Company’s allowance for loan losses was made to cover this loss. Actual losses were charged off when the loan in question was foreclosed upon. Beginning in March of 2012, these likely losses are being charged-off against the allowance for loan losses when determined. The Company does not believe that these additional charge offs reflect any deterioration of the credit quality of the Company’s loan portfolio. These charge offs did, however, reduce the balance of the Company’s allowance for loan losses by a corresponding amount. Further, the Company believes that these charge offs have also reduced the risk perceived in the loan portfolio and that the loans loss allowance at September 30, 2013 is reasonable and adequate.

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

	2013			2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One-to-four family	$5,787	71.76%	73.34%	$5,401	73.97%	72.75%	$5,220	63.89%	78.10%
Construction	20	0.25	0.24	29	0.40	0.40	8	0.10	0.10
Commercial	337	4.18	1.08	474	6.49	1.34	500	6.12	2.00
Commercial real estate	946	11.73	17.03	699	9.57	16.73	1,329	16.26	14.10
Obligations of states and political subdivisions	130	1.61	3.57	127	1.74	3.52	—	—	—
Home equity loans and lines of credit	430	5.33	4.48	499	6.83	5.00	622	7.62	5.40
Other	21	0.26	0.26	22	0.30	0.26	80	0.98	0.30

Total allocated allowance	7,671	95.12	100.00	7,251	99.30	100.00	7,759	94.97	100.00
Unallocated allowance	393	4.88	—	51	0.70	—	411	5.03	—

Total allowance for loan losses	$8,064	100.00%	100.00%	$7,302	100.00%	100.00%	$8,170	100.00%	100.00%

	2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Residential first mortgage loans:
One-to-four family	$4,462	59.91%	80.80%	$3,796	65.28%	81.70%
Construction	15	0.20	0.20	11	0.19	0.20
Commercial	204	2.74	2.20	248	4.27	2.20
Commercial real estate	1,556	20.89	10.60	1,116	19.19	9.20
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	569	7.64	5.90	510	8.77	6.30
Other	22	0.29	0.30	33	0.56	0.40

Total allocated allowance	6,828	91.67	100.00	5,714	98.26	100.00
Unallocated allowance	620	8.33	—	101	1.74	—

Total allowance for loan losses	$7,448	100.00%	100.00%	$5,815	100.00%	100.00%

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

Our policy is that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. Currently, all securities are classified as available-for-sale.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and GNMA and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and GNMA. At September 30, 2013, our mortgage-backed securities portfolio had a fair value of $217.8 million, consisting primarily of Freddie Mac, Fannie Mae and GNMA mortgage-backed securities.

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

Equity Securities. At September 30, 2013, our equity securities had a fair value of $2.0 million.

In addition, we hold Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2013 was $9.4 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2013 with a par value that was $514,000 more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed monthly by the FHLB-Pittsburgh.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2013, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$218,115	$217,837	$208,265	$215,804	$196,641	$204,209
Obligations of state and political subdivisions	23,754	23,909	18,611	19,517	13,760	14,499
U.S. Government agency obligations	52,775	52,520	74,106	74,484	21,797	22,083
Corporate obligations	12,756	12,773	8,602	8,657	4,598	4,584
Trust-preferred securities	4,943	5,414	5,852	6,233	—	—
Other debt securities	1,147	1,154	1,476	1,512	—	—

Total debt securities	313,490	313,607	316,912	326,207	236,796	245,375
Equity securities – financial services	2,025	2,015	3,267	3,378	11	18

Total investment securities available-for-sale	$315,515	$315,622	$320,179	$329,585	$236,807	$245,393

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities available for sale:
U.S. Government agency obligations	$—	—	$28,785	1.42%	$20,274	0.58%	$3,716	1.11%	$52,775	$52,520	1.08%
Obligations of state and political subdivisions	2,527	2.29%	5,488	2.44%	15,739	3.01%	—	—	23,754	23,909	2.80%
Mortgage-backed securities	—	—	988	4.34%	24,715	2.87%	192,412	2.29%	218,115	217,837	2.37%
Corporate obligations	499	1.41%	6,628	2.41%	5,052	3.12%	577	5.21%	12,756	12,773	2.78%
Trust preferred securities	—	—	—	—	—	—	4,943	2.95%	4,943	5,414	2.95%
Other debt securities	—	—	—	—	—	—	1,147	6.43%	1,147	1,154	6.43%

Total debt securities	3,026	2.14%	41,889	1.78%	65,780	2.22%	202,795	2.32%	313,490	313,607	2.22%
Equity securities	—	—	—	—	—	—	2,025	4.44%	2,025	2,015	4.44%

Total investment securities available for-sale	$3,026	2.14%	$41,889	1.78%	$65,780	2.22%	$204,820	2.34%	$315,515	$315,622	2.24%

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

At September 30, 2013, our deposits totaled $1.041 billion. Interest-bearing NOW, savings and club and money market deposits totaled $348.1 million at September 30, 2013. At September 30, 2013, we had a total of $634.2 million in certificates of deposit. Noninterest-bearing demand deposits totaled $58.8 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2013, we had a total of $233.3 million of brokered certificates of deposits, an increase of $76.5 million from the prior fiscal year end. Our brokered certificates of deposits range from one- to six-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2013			2012			2011
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$56,467	5.68%	—%	$37,064	5.21%	—%	$30,236	4.93%	—%
Interest bearing NOW	91,201	9.18%	0.06	65,747	9.25	0.04	58,795	9.58%	0.04
Money market	143,103	14.40%	0.23	117,118	16.47	0.28	117,946	19.23%	0.47
Savings and club	104,234	10.49%	0.05	78,943	11.10	0.10	69,732	11.37%	0.22
Certificates of deposit	598,759	60.25%	1.17	412,207	57.97	1.71	336,668	54.89%	2.01

Total deposits	$993,764	100.00%	0.75%	$711,079	100.00%	1.05%	$613,377	100.00%	1.22%

As of September 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $443.9 million. The following table sets forth the maturity of those certificates as of September 30, 2013.

At September 30, 2013
(In thousands)

Three months or less	$82,817
Over three months through six months	71,392
Over six months through one year	43,247
Over one year	246,407

Total	$443,863

At September 30, 2013, $312.2 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank and Federal Reserve Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of year	$23,000	$43,281	$4,000
Maximum outstanding at any month end	$84,500	$43,281	$28,086
Average balance during year	$45,792	$11,712	$6,439
Weighted average interest rate at end of year	0.29%	0.30%	0.22%
Average interest rate during year	0.28%	0.27%	0.71%

At September 30, 2013, we had the ability to borrow approximately $598.6 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of June30, 2013, ESSA Bank & Trust had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2013, we had 224 full-time employees and 58 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

ESSA Bank & Trust has four wholly owned subsidiaries, ESSACOR, Inc., Pocono Investment Company, ESSA Advisory Services, LLC, and Integrated Financial Corporation and its fully owned subsidiary Integrated Abstract Incorporated. ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of ESSA Bank & Trust, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100% by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(K) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania Corporation that provided investment advisory services to the general public as a former subsidiary of First Star Bank. Integrated Financial Corporation is currently inactive. Integrated Abstract Incorporated is a Pennsylvania Corporation that provides title insurance services.

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

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated, as of July 21, 2011, our former primary federal regulator, the Office of Thrift Supervision, and required ESSA Bank & Trust to be regulated by the Federal Deposit Insurance Corporation (the primary federal regulator for state-chartered banks that are not members of the Federal Reserve System). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies such as ESSA Bancorp, Inc., in addition to the bank holding companies, that it currently regulates. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The required capital regulations have been issued and are effective January 1, 2015.

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

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred loan, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

Recent changes to Pennsylvania law have repealed the Savings Association Code. Consequently, ESSA Bank & Trust is in process of converting its charter to a Pennsylvania savings bank whose state law powers are primarily governed by Chapter 5 of the Pennsylvania Baking Code of 1965, as amended. The charter conversion is not expected to have material effect on the operations of ESSA Bank & Trust.

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

The prospective conversion of ESSA Bank & Trust to a Pennsylvania savings bank will not change the status of the Federal Deposit Insurance Corporation as the primary federal regulator of ESSA Bank & Trust.

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

In the second quarter of 2009, the Federal Deposit Insurance Corporation increased its quarterly deposit insurance assessment rates and amended the method by which assessments are calculated. Institutions were placed in an initial base assessment rate ranging from 12 to 45 basis points of assessable deposits depending on risk category assignment by the Federal Deposit Insurance Corporation. The initial base assessment was then adjusted depending upon the institution’s level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from seven to 77.5 basis points, with riskier institutions paying higher assessments.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2013, the annualized FICO assessment was 0.66 basis point of an institution’s total assets less tier 1 capital.

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

At September 30, 2013, the ESSA Bank & Trust’s capital exceeded all applicable requirements.

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

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for ESSA Bank & Trust on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of laws. At September 30, 2013, ESSA Bank & Trust held 85.3% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

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

As of September 30, 2013, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

In connection with the conversion of ESSA Bank & Trust to a savings bank charter, it expects to exercise an election in federal law to continue to have ESSA Bancorp, Inc. regulated as a savings and loan holding company rather than a bank holding company. A condition of the election is that ESSA Bank & Trust must continue to comply with the QTL test discussed previously.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued by May 19, 2010 may be grandfathered for companies with consolidated assets of $15 billion or less. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act’s directive as to savings and loan holding companies. The consolidated regulatory capital requirements will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also applied to savings and loan holding companies as well. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. Stock repurchases are also subject to prior regulatory review under certain circumstances. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if ESSA Bank & Trust failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should ESSA Bank & Trust make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2013, ESSA Bank & Trust’s total federal pre-1988 reserve was approximately $4.3 million. This reserve reflects the cumulative effects of federal tax deductions by ESSA Bank & Trust for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2013, ESSA Bank & Trust had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2013, ESSA Bank & Trust had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from ESSA Bank & Trust as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bank & Trust’s federal income tax returns have not been audited in the most recent five-year period. The 2009, 2010 and 2011 tax years remains open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal year 2013 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. ESSA Bank & Trust is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts ESSA Bank & Trust from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of ESSA Bank & Trust. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including ESSA Bancorp, Inc. The Federal Deposit Insurance Corporation, which is currently the primary federal regulator for state banks that are not members of the Federal Reserve System, has become the primary federal regulator for state savings associations such as ESSA Bank & Trust.

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

The Dodd-Frank Act requires the implementation of regulations for bank and savings and loan holding companies which establish capital standards that are no less than those applicable to depository institutions themselves. Such regulations which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities. The required regulations have been issued and will take effect January 1, 2015. Savings and loan holding companies such as ESSA Bancorp, Inc. have not previously been subject to regulatory capital requirements.

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

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now being based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

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

From September, 2007 through December, 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 0.25%. The federal funds rate has remained at 0.25% since December 2008 and is expected to remain at or around that level for an extended period of time. While these short term market interest rates (which we use as a guide to price our deposits) decreased, longer term market interest rates (which we use as a guide to price our longer term loans) also decreased but not to the same degree. With the decline in shorter term market interest rates the Company’s cost of funds declined. This decline in our cost of funds was initially beneficial to our net interest spread. However, as short term market rates have remained low and longer term interest rates also declined, the Company’s net interest margin decreased from 2.93% for the year ended September 30, 2009 to 2.65% for the year ended September 30, 2012. The Company’s acquisition of First Star Bancorp was effective July 31, 2012. The acquisition, along with increases in longer term interest rates during the third and fourth quarter of our 2013 fiscal year helped to increase our net interest margin to 3.08% for the year ended September 30, 2013. If shorter term interest rates increase or if longer term interest rates decline, there could be further negative pressure exerted on our net interest margin.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2013, the fair value of our debt securities available for sale totaled $313.6 million. Unrealized net gains on these available for sale securities totaled approximately $117,000 at September 30, 2013 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in ESSA Bank & Trust’s Economic Value of Equity (EVE) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2013, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $30.0 million, or 15.4%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Concentration of Loans in Our Primary Market Area, Which Has Experienced an Economic Downturn, May Increase the Risk of Increased Nonperforming Assets.

Our success depends primarily on the general economic conditions in the Pennsylvania counties of Monroe, Northampton, and Lehigh as nearly all of our loans are to customers in these markets. Accordingly, the local economic conditions in these market areas has a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a continuation of the decline in real estate values in these market areas would also lower the value of the collateral securing loans on properties in these market areas. In addition, continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

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

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2013, $159.5 million, or 17.0%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2013, our largest commercial real estate lending relationship was $6.8 million of loans located in Monroe County, Pennsylvania and secured by real estate. This loan was performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

A Substantial Decline in the Value of Our FHLB-Pittsburgh Common Stock May Adversely Affect Our Financial Condition.

We own common stock of the FHLB-Pittsburgh in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair value of our FHLB-Pittsburgh common stock was $9.4 million as of September 30, 2013.

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

The Company may fail to realize the cost savings estimated for the Franklin Security merger.

The Company estimates that it will achieve cost savings from the Franklin Security merger when the two companies have been fully integrated. While the Company continues to be comfortable with these expectations, it is possible that the estimates of the potential cost savings could turn out to be incorrect. The cost savings estimates also assume the ability to combine the businesses of the company and Franklin Security in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or the Company is not able to successfully combine the two companies the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information as of September 30, 2013 with respect to our main office located in Stroudsburg, Pennsylvania, and our 26 full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18322	Owned	1983	4,100

5801 Milford Road East Stroudsburg, PA 18302	Leased	1997	1,700

695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	420

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

143 Seven Bridge Road Marshalls Creek, PA 18335	Leased	1991	2,627

3236 Route 940, Suite 23 Mt. Pocono, PA 18344	Leased	1999	536

1321A Blue Valley Drive Pen Argyl, PA 18072	Leased	2001	444

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

Route 611 1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

2836 Route 611, Ste 105 Tannersville, PA 18372	Leased	1993	611

924 Weir Lake Road Suite 101 Brodheadsville, PA 18322	Leased	1997	576

Tannersville Plaza 2826 Route 611 Tannersville, PA 18372	Owned	2007	2,500

975 Route 390 Cresco, PA 18326	Owned	2010	2,912

1500 N. Cedar Crest Blvd, Unit 2 Allentown, PA 18104	Leased	2010	530

5580 Crawford Drive Bethlehem, PA 18017	Leased	2010	468

5020 Route 873 Schnecksville, PA 18078	Leased	2010	460

Location	Leased or Owned	Year Acquired or Leased	Square Footage
418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

14 South Main Street Nazareth, PA 18064	Leased	2012	450

471-497 Wabash Street Allentown, PA 18103	Owned	2012	4,411

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

Moravian Village Tower 526 Wood Street Bethlehem, PA 18018	Leased	2012	160

6302 Route 309 New Tripoli, PA 18066	Owned	2012	3,460

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

Five Highland Avenue, Suite D Bethlehem, PA 18017	Leased	2011	4,354

414 West Broad Street Bethlehem, PA 18018	Owned	2012	3,604

The net book value of our premises, land and equipment was $15.7 million at September 30, 2013.

Item 3.	Legal Proceedings

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

Our shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2013 was 2,254. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp, Inc.’s common stock for the periods ended September 30, 2012 and September 30, 2013. The following information was provided by the Nasdaq Stock Market.

Fiscal 2013	High	Low	Dividends
Quarter ended September 30, 2013	$11.50	$10.26	$0.05
Quarter ended June 30, 2013	10.99	10.13	0.05
Quarter ended March 31, 2013	11.50	10.80	0.05
Quarter ended December 31, 2012	10.89	9.50	0.05

Fiscal 2012	High	Low	Dividends
Quarter ended September 30, 2012	$11.38	$10.00	$0.05
Quarter ended June 30, 2012	10.80	9.67	0.05
Quarter ended March 31, 2012	10.79	9.45	0.05
Quarter ended December 31, 2011	11.38	10.03	0.05

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

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock between September 30, 2009 and September 30, 2013, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

ESSA BANCORP, INC.

	Period Ending
Index	09/30/08	09/30/09	09/30/10	09/30/11	09/30/12	09/30/13
ESSA Bancorp, Inc.	100.00	96.29	87.72	79.16	79.82	81.58
SNL Thrift Index	100.00	76.59	76.49	64.86	84.28	101.47
Russell 2000	100.00	90.45	102.53	98.91	130.47	169.68

Source: SNL Financial LC, Charlottesville, NC

On May 27, 2008, the Board of Directors approved a stock repurchase program and authorized the repurchase of up to 15% of the Company’s outstanding shares of common stock. In June 2009 the Company announced the completion of its 15% repurchase program, having purchased 2,547,135 shares at a weighted average cost of $13.14. In June 2009 the Company announced a second repurchase program to purchase up to an additional 10% of its outstanding stock. In October 2010 the Company announced the completion of the second repurchase program, having purchased 1,499,100 shares at a weighted average cost of $12.36. In October 2010, the Company announced a third repurchase program to purchase up to an additional 5% of its outstanding stock. In April 2011, the Company announced the completion of the third repurchase program, having purchased 679,900 shares at a weighted average cost of $12.82. In May 2011, the Company announced a fourth repurchase program to purchase up to an additional 5% of its outstanding stock. In September 2011, the Company announced the completion of the fourth repurchase program, having purchased 637,200 shares at a weighted average cost of $11.57. The Company did not repurchase any stock during the year ended September 30, 2012. In December 2012, the company announced a fifth repurchase program to repurchase up to an additional 10% of its outstanding stock. During the year ended September 30, 2013, the Company purchased 1,263,765 shares at a weighted average cost of $11.07 per share. The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2013.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 31, 2013	110,000	$11.20	110,000	—
August 31, 2013	145,100	11.28	145,100	—
September 30, 2013	—	—	—	—

Total	255,100	$11.25	255,100	59,226

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of ESSA Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,372,315	$1,418,786	$1,097,480	$1,071,997	$1,042,119
Cash and cash equivalents	26,648	15,550	41,694	10,890	18,593
Investment securities:
Available for sale	315,622	329,585	245,393	252,341	217,566
Held to maturity	—	—	—	12,795	6,709
Loans, net	928,230	950,355	738,619	730,842	733,580
Regulatory stock	9,415	21,914	16,882	20,727	20,727
Premises and equipment	15,747	16,170	11,494	12,189	10,620
Bank owned life insurance	28,797	27,848	23,256	15,618	15,072
Deposits	1,041,059	995,634	637,924	540,410	408,855
Borrowed funds	152,260	234,741	288,410	350,076	438,598
Equity	166,446	175,411	161,679	171,623	185,506

	For the Years Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Data:

Interest income	$51,102	$45,200	$47,176	$49,257	$52,733
Interest expense	11,257	16,132	18,280	21,306	23,739

Net interest income	39,845	29,068	28,896	27,951	28,994
Provision for loan losses	3,750	2,550	2,055	2,175	1,500

Net interest income after provision for loan losses	36,095	26,518	26,841	25,776	27,494
Non-interest income	8,024	6,735	6,325	6,708	5,728
Non-interest expense	32,462	33,005	26,045	26,128	24,113

Income before income tax expense	11,657	248	7,121	6,356	9,109
Income tax expense	2,834	33	1,863	1,844	2,553

Net income	$8,823	$215	$5,258	$4,512	$6,556

Earnings per share
Basic	$0.76	$0.02	$0.46	$0.36	$0.47

Diluted	$0.76	$0.02	$0.46	$0.36	$0.47

	At or For the Years Ended September 30,
	2013	2012	2011	2010	2009

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.64%	0.02%	0.48%	0.43%	0.64%
Return on average equity	5.12%	0.13%	3.15%	2.49%	3.42%
Interest rate spread (1)	2.97%	2.42%	2.47%	2.34%	2.40%
Net interest margin (2)	3.08%	2.65%	2.78%	2.78%	2.93%
Efficiency ratio (3)	67.81%	91.90%	75.62%	75.39%	69.45%
Noninterest expense to average total assets	2.34%	2.84%	2.39%	2.49%	2.34%
Average interest-earning assets to average interest-bearing liabilities	113.50%	116.55%	117.90%	121.11%	123.00%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.89%	1.92%	1.26%	1.20%	0.74%
Non-performing loans as a percent of total loans	2.55%	2.53%	1.54%	1.47%	0.70%
Allowance for loan losses as a percent of non-performing loans	33.79%	30.12%	71.04%	68.48%	112.82%
Allowance for loan losses as a percent of total loans	0.86%	0.76%	1.09%	1.01%	0.79%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	20.35%	19.71%	28.54%	32.60%	31.00%
Tier 1 risk-based capital (to risk weighted assets)	19.42%	18.81%	27.30%	31.35%	29.86%
Tangible capital (to tangible assets)	11.03%	11.08%	14.18%	15.07%	15.17%
Tier 1 leverage (core) capital (to adjusted tangible assets)	11.03%	11.08%	14.18%	15.07%	15.17%
Average equity to average total assets	12.42%	14.30%	15.27%	17.26%	18.59%

Other Data:
Number of full service offices	26	26	17	17	13

(1)	The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;

•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;

•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;

•	Remaining within our risk management parameters; and

•	Employing affordable technology to increase profitability and improve customer service.

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

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

Total Assets. Total assets decreased $46.5 million, or 3.28%, to $1.37 billion at September 30, 2013, compared to $1.42 billion at September 30, 2012. Decreases in investment securities available for sale, loans receivable, regulatory stock and other assets were partially offset by an increase in cash and due from banks.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $261,000, or 5.8%, to $4.3 million at September 30, 2013 from $4.5 million at September 30, 2012. The primary reason for the decrease was a decrease in the Company’s interest bearing demand deposit account at the FHLB-Pittsburgh of $168,000.

Investment Securities Available for Sale. Investment securities available for sale decreased $14.0 million, or 4.24% to $315.6 million at September 30, 2013 from $329.6 million at September 30, 2012. The decrease was due primarily to declines in U.S. government agency securities of $22.0 million offset in part by increases in obligations of states and political subdivisions of $4.4 million and corporate obligations of $4.1 million.

Net Loans. Net loans decreased $22.1 million, or 2.3%, to $928.2 million at September 30, 2013 from $950.4 million at September 30, 2012. The primary reasons for the decrease were decreases in residential, commercial real estate and home equity loans. Residential real estate loans decreased by $10.0 million to $686.7 million at September 30, 2013 from $696.7 million at September 30, 2012. Commercial real estate loans decreased by $723,000 to $159.5 million at September 30, 2013 from $160.2 million at September 30, 2012. Home equity loans decreased by $6.0 million to $41.9 million at September 30, 2013 from $47.9 million at September 30, 2012.

Goodwill and Deferred Income Taxes. Goodwill increased to $8.8 million at September 30, 2013 from $8.5 million at September 30, 2012. For the same period, deferred income taxes decreased $153,000 to $11.2 million from $11.3 million.

Other Assets. Other assets decreased $8.3 million, or 27.7% to $21.5 million at September 30, 2013 from $29.8 million at September 30, 2012. The primary reason for the decrease was a decrease in accounts receivable of $6.8 million at September 30, 2013 compared to September 30, 2012. Accounts receivable decreased primarily due to $6.0 million of brokered deposits that the Company contracted for prior to September 30, 2012 for which the funds were not received until October 1, 2012.

Deposits. Deposits increased by $45.4 million, or 4.6%, to $1.04 billion at September 30, 2013 from $995.6 million at September 30, 2012. Overall, the increases in deposits at September 30, 2013 compared to September 30, 2012 included increases in non-interest bearing demand accounts of $17.0 million or 40.8%, and certificates of deposit of $48.0 million or 8.2% offset in part by declines in money market accounts of $17.6 million or 11.3% and NOW accounts of $10.1 million or 9.2%. Included in the certificates of deposit was an increase of $76.5 million or 48.8% in brokered certificates of deposit. The increase in brokered certificates of deposit was the result of the Company’s decision to purchase brokered certificates based on cost compared to other available funding sources. At September 30, 2013, the Company had $233.3 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, declined $82.5 million or 35.1% to $152.3 million at September 30, 2013 from $234.7 million at September 30, 2012. Included in borrowed funds at September 30, 2013 were $10.0 million of repurchase agreements with various financial institution third parties. Except for these borrowings, all borrowed funds are from the FHLB. The decrease in borrowed funds was primarily due to the use of cheaper funding sources to replace maturing FHLB borrowings.

Stockholders’ Equity. Stockholders’ equity decreased by $9.0 million, or 5.1% to $166.4 million at September 30, 2013 from $175.4 million at September 30, 2012. The decrease was due primarily to stock repurchases and a decrease in other comprehensive income. For the twelve months ended September 30, 2013, the Company repurchased 1,263,765 shares at an average cost of $11.07 per share. Accumulated other comprehensive income declined due primarily to a decrease in unrealized gain on available for sale securities of $6.1 million to $70,000 at September 30, 2013 from $6.2 million at September 30, 2012 due primarily to an increase in longer term rates during the year.

Comparison of Operating Results for the Years Ended September 30, 2013 and September 30, 2012

Net Income. Net income increased $8.6 million to $8.8 million for the fiscal year ended September 30, 2013 from $215,000 for the fiscal year ended September 30, 2012. The increase was primarily due to increases in net interest income and noninterest income offset in part by increases in income tax expense.

Net Interest Income. Net interest income increased by $10.8 million, or 37.1%, to $39.8 million for fiscal year 2013 from $29.1 million for fiscal year 2012.

Interest Income. Interest income increased $5.9 million or 13.1% to $51.1 million for fiscal year 2013 from $45.2 million for fiscal year 2012. The increase resulted from a $196.0 million increase in average interest earning assets which had the effect of increasing interest income by $8.6 million offset in part by a 17 basis point decrease in the overall yield on interest earning assets to 3.96% for fiscal year 2013 from 4.13% for fiscal year 2012 which decreased interest income by $2.7 million. The increase in average interest earning assets during 2013 compared to 2012 included increases in average loans of $162.9 million, average investments of $34.5 million and average mortgage backed securities of $10.5 million. These increases were partially offset by decreases in average other interest earning assets of $11.1 million and regulatory stock of $886,000. The average yield on loans decreased to 4.73% for the fiscal year 2013, from 4.9% for the fiscal year 2012. The average yields on investment securities decreased to 1.96% from 2.13% and the average yields on mortgage backed securities decreased to 1.99% from 2.61% for the 2013 and 2012 periods, respectively.

Interest Expense. Interest expense decreased $4.9 million, or 30.2% to $11.3 million for fiscal year 2013 from $16.1 million for fiscal year 2012. The decrease resulted from a 73 basis point decrease in the overall cost of interest-bearing liabilities to 0.99% for fiscal 2013 from 1.71% for fiscal 2012 which decreased interest expense by $5.8 million. A $198.1 million increase in average interest-bearing liabilities had the effect of increasing interest expense by $908,000. Average savings and club accounts increased by $25.3 million, average NOW accounts increased $25.5 million, average money market accounts increased $26.0 million and average certificates of deposit increased $186.6 million. For fiscal 2013, average borrowed funds decreased $65.2 million over 2012. The cost of money market accounts decreased to 0.23% for fiscal year 2013 from 0.28% for fiscal year 2012. The cost of savings and club accounts decreased to 0.05% for fiscal 2013 from 0.10% for fiscal 2012. The cost of certificates of deposit decreased to 1.17% from 1.71% and the cost of borrowed funds decreased to 1.91% from 3.24% for fiscal years 2013 and 2012, respectively. Borrowed fund declined primarily due to prepayments of $10.0 million in repurchase agreements and $27.0 million of FHLB borrowings in 2012.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $3.8 million for fiscal year 2013 compared to a $2.6 million provision for the 2012 fiscal year. The allowance for loan losses was $8.1 million or 0.86% of loans outstanding at September 30, 2013, compared to $7.3 million, or 0.76% of loans outstanding at September 30, 2012.

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

Non-Interest Income. Non-interest income increased $1.3 million or 19.1%, to $8.0 million for the year ended September 30, 2013, from $6.7 million for the comparable 2012 period. The increase was primarily due to increases in earnings on gain on sale of investments of $406,000, service charges and fees on loans, and service fees on deposit accounts of $262,000 which were partially offset by a decrease in the trust and investment fees of $52,000.

Non-Interest Expense. Non-interest expense decreased $543,000, or 1.7%, to $32.5 million for fiscal year 2013 from $33.0 million for the comparable period in 2012. The primary reasons for the decrease were declines in merger related costs of $1.4 million and prepayment penalties on borrowings of $4.6 million which was partially offset by increases in compensation and employee benefits of $2.7 million.

Income Taxes. Income tax expense of $2.8 million was recognized for fiscal year 2013 compared to an income tax expense of $33,000 recognized for fiscal year 2012. The primary reason for the increase was the increases in income before income taxes of $11.4 million.

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

	For the Years Ended September 30,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans(1) (2)	$946,358	$44,744	4.73%	$783,444	$38,384	4.90%	$748,765	$38,949	5.20%
Investment securities
Taxable(3)	88,757	1,585	1.79%	58,643	1,116	1.90%	43,629	869	1.99%
Exempt from federal income tax(3) (4)	13,166	272	3.13%	8,731	209	3.63%	5,516	258	7.09%

Total investment securities	101,923	1,857	1.96%	67,374	1,325	2.13%	49,145	1,127	2.56%
Mortgage-backed securities	219,697	4,373	1.99%	209,161	5,467	2.61%	211,382	7,095	3.36%
Regulatory stock	15,635	115	0.74%	16,521	—	0.00%	18,626	—	0.00%
Other	8,849	13	0.15%	19,917	24	0.12%	13,315	5	0.04%

Total interest-earning assets	1,292,462	51,102	3.96%	1,096,417	45,200	4.13%	1,041,233	47,176	4.54%
Allowance for loan losses	(7,709)			(7,899)			(7,967)
Noninterest-earning assets	102,057			69,458			58,031

Total assets	$1,386,810			$1,157,976			$1,091,297

Interest-bearing liabilities:
NOW accounts	$91,201	51	0.06%	$65,747	25	0.04%	$58,795	25	0.04%
Money market accounts	143,103	327	0.23%	117,118	327	0.28%	117,946	552	0.47%
Savings and club accounts	104,234	50	0.05%	78,943	80	0.10%	69,732	156	0.22%
Certificates of deposit	598,759	6,980	1.17%	412,207	7,054	1.71%	336,668	6,754	2.01%
Borrowed funds	201,483	3,849	1.91%	266,691	8,646	3.24%	300,024	10,793	3.60%

Total interest-bearing liabilities	1,138,780	11,257	0.99%	940,706	16,132	1.71%	883,165	18,280	2.07%
Non-interest bearing demand accounts	56,467			37,064			30,236
Noninterest-bearing liabilities	19,277			14,618			11,280

Total liabilities	1,214,524			992,388			924,681
Equity	172,286			165,588			166,616

Total liabilities and equity	$1,386,810			$1,157,976			$1,091,297

Net interest income		$39,845			$29,068			$28,896

Interest rate spread			2.97%			2.42%			2.47%
Net interest-earning assets	$153,682			$155,711			$158,068

Net interest margin(5)			3.08%			2.65%			2.78%
Average interest-earning assets to average interest-bearing liabilities		113.50%			116.55%			117.90%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized revenues (costs) on loans totaling $43,000 in 2013, $1,000 for 2012, and $35,000 for 2011.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2013 vs. 2012			For the Years Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$7,733	$(1,373)	$6,360	$1,754	$(2,319)	$(565)
Investment securities	656	(124)	532	470	(272)	198
Mortgage-backed securities	262	(1,356)	(1,094)	(77)	(1,551)	(1,628)
Federal Home Loan Bank stock	—	115	115	—	—	—
Other	(16)	5	(11)	1	18	19

Total interest-earning assets	8,635	(2,733)	5,902	2,148	(4,124)	(1,976)

Interest-bearing liabilities:
NOW accounts	1	25	26	—	—	—
Money market accounts	65	(65)	—	(4)	(221)	(225)
Savings and club accounts	54	(84)	(30)	24	(100)	(76)
Certificates of deposit	2,579	(2,653)	(74)	1,397	(1,097)	300
Borrowed funds	(1,791)	(3,006)	(4,797)	(1,130)	(1,017)	(2,147)

Total interest-bearing liabilities	908	(5,783)	(4,875)	287	(2,435)	(2,148)

Net change in interest income	$7,727	$3,050	$10,777	$1,861	$(1,689)	$172

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2013, the level of net interest income at risk in a 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income. Due to the inability to reduce many deposit rates by the full 200 basis points, the Company’s net interest income at risk in a 100 basis point decline was within the Company’s policy limit of a decline of less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2013.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	$33,310	$(1,076)	(3.2)
Static	34,386	—	—
+100	33,576	(810)	(2.4)
+200	32,490	(1,896)	(5.5)
+300	30,701	(3,685)	(10.7)

The above table indicates that as of September 30, 2013, in the event of a 300 basis point instantaneous (shock) increase in interest rates, the Company would experience a 10.7% or $3.7 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, (shock), the Company would experience a 3.2% or $1.1 million decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2013.

Change in Interest Rates in Basis Points	Net Interest Income
	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	$198,090	$3,743	1.9
Flat	194,347	—	—
+100	180,554	(13,793)	(7.1)
+200	164,346	(30,001)	(15.4)
+300	146,762	(47,585)	(24.5)

The preceding table indicates that as of September 30, 2013, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 24.5%, or $47.6 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 1.9% or $3.7 million increase in the present value of equity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2013, $26.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $3.0 million at September 30, 2013. As of September 30, 2013, we had $142.3 million in borrowings outstanding from the FHLB-Pittsburgh and $10.0 million in repurchase agreements. We have access to FHLB advances of up to approximately $598.6 million.

At September 30, 2013, we had $69.1 million in loan commitments outstanding, which included $3.4 million in undisbursed construction loans, $31.9 million in unused home equity lines of credit and $10.1 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2013 totaled $312.2 million, or 49.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $23.2 million, $5.3 million and $10.2 million for the years ended September 30, 2013, 2012 and 2011, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by/(used) in investing activities was $34.2 million, $75.4 million and $4.1 million in fiscal years 2013, 2012 and 2011, respectively, principally reflecting our loan and investment security activities in the respective periods along with our acquisition of First Star Bank in 2012. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $131.3 million, $92.0 million and $96.8 million in the years ended September 30, 2013, 2012 and 2011, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $135.1 million, $117.5 million and $120.9 million in the years ended September 30, 2013, 2012 and 2011, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash (used)/provided of $(46.3) million in fiscal year 2013, $(106.9) million in fiscal year 2012 and $16.5 million in fiscal year 2011. In addition, during fiscal 2013 we used $14.5 million and in fiscal 2011 we used $16.9 million to repurchase our stock as part of previously disclosed stock repurchase plans.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)

Long-term debt	$33,710	$38,600	$43,250	$13,700	$129,260
Operating leases	524	842	358	1,151	2,875
Certificates of deposit	312,151	186,822	103,861	31,335	634,169

Total	$346,385	$226,264	$147,469	$46,186	$766,304

Commitments to extend credit	$27,102	$—	$—	$42,016	$69,118

We also have obligations under our post retirement plan as described in note 13 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $600,000 to our post retirement plan in 2014.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 11 of the notes to the Consolidated Financial Statements.

For fiscal year 2013, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp, Inc.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. See the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Nominees for Directors,” “— Continuing Directors,” “— Board Meetings and Committees,” “— Executive Officers of the Bank Who Are Not Also Directors,” “Corporate Governance, Code of Ethics and Business conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on March 6, 2014 (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2013 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheet - at September 30, 2013 and 2012

(C)	Consolidated Statement of Income - Years ended September 30, 2013, 2012 and 2011

(D)	Consolidated Statement of Changes In Stockholders’ Equity - Years ended September 30, 2013, 2012 and 2011

(E)	Consolidated Statement of Cash Flows - Years ended September 30, 2013, 2012 and 2011

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

2.1	Agreement and Plan of Merger, dated as of 11/15/13 by and between ESSA Bancorp, Inc., ESSA Acquisition Corp. and Franklin Security Bancorp, Inc.[1]

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.[2]

3.2	Bylaws of ESSA Bancorp, Inc.[2]

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.[2]

10.2	Amended and Restated Employment Agreement for Gary S. Olson[3]

10.3	Amended and Restated Employment Agreement for Robert S. Howes[3]

10.4	Amended and Restated Employment Agreement for Allan A. Muto[3]

10.5	Amended and Restated Employment Agreement for Diane K. Reimer[3]

10.6	Amended and Restated Employment Agreement for V. Gail Bryant (Warner)[3]

10.7	Supplemental Executive Retirement Plan[4]

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson[4]

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes[4]

10.10	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto[4]

10.11	Endorsement Split Dollar Life Insurance Agreement for Diane K. Reimer[4]

10.12	Endorsement Split Dollar Life Insurance Agreement for V. Gail Warner (Bryant)[4]

10.13	ESSA Bancorp, Inc. 2007 Equity Incentive Plan[5]

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, A.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Incorporated by reference to ESSA Bancorp’s current report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2013.
2	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
3	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.
4	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
5	Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on April 4, 2008.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2013, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concludes that, as of September 30, 2013, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass A.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 16, 2013

Corporate Center: 200 Palmer Street PO Box L Stroudsburg, PA 18360-0160 570-421-0531    Fax: 570-421-7158

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on ESSA Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013, and our report dated December 16, 2013, expressed an unqualified opinion.

/s/ S.R. Snodgrass A.C. Wexford, Pennsylvania December 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. These consolidated financial statements are the responsibility of the ESSA Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated December 16, 2013, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgrass A.C. Wexford, Pennsylvania December 16, 2013

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2013	2012
	(dollars in thousands)
ASSETS
Cash and due from banks	$22,393	$11,034
Interest-bearing deposits with other institutions	4,255	4,516

Total cash and cash equivalents	26,648	15,550
Certificates of deposit	1,767	1,266
Investment securities available for sale, at fair value	315,622	329,585
Loans receivable (net of allowance for loan losses of $8,064 and $7,302)	928,230	950,355
Regulatory stock, at cost	9,415	21,914
Premises and equipment, net	15,747	16,170
Bank-owned life insurance	28,797	27,848
Foreclosed real estate	2,111	2,998
Intangible assets, net	2,466	3,457
Goodwill	8,817	8,541
Deferred income taxes	11,183	11,336
Other assets	21,512	29,766

TOTAL ASSETS	$1,372,315	$1,418,786

LIABILITIES
Deposits	$1,041,059	$995,634
Short-term borrowings	23,000	43,281
Other borrowings	129,260	191,460
Advances by borrowers for taxes and insurance	4,962	3,432
Other liabilities	7,588	9,568

TOTAL LIABILITIES	1,205,869	1,243,375

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,945,564 and 13,229,908 outstanding at September 30, 2013 and 2012, respectively)	181	181
Additional paid-in capital	182,440	181,220
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(10,532)	(10,985)
Retained earnings	71,709	65,181
Treasury stock, at cost; 6,187,531 and 4,903,187 shares outstanding at September 30, 2013 and 2012, respectively	(76,117)	(61,944)
Accumulated other comprehensive income (loss)	(1,235)	1,758

TOTAL STOCKHOLDERS’ EQUITY	166,446	175,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,372,315	$1,418,786

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2013	2012	2011
	(dollars in thousands)
INTEREST INCOME
Loans receivable, including fees	$44,744	$38,384	$38,949
Investment securities:
Taxable	5,958	6,583	7,964
Exempt from federal income tax	272	209	258
Other investment income	128	24	5

Total interest income	51,102	45,200	47,176

INTEREST EXPENSE
Deposits	7,408	7,486	7,486
Short-term borrowings	129	32	46
Other borrowings	3,720	8,614	10,748

Total interest expense	11,257	16,132	18,280

NET INTEREST INCOME	39,845	29,068	28,896
Provision for loan losses	3,750	2,550	2,055

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,095	26,518	26,841

NONINTEREST INCOME
Service fees on deposit accounts	3,133	2,871	3,019
Services charges and fees on loans	1,027	747	639
Trust and investment fees	853	905	851
Gain on sale of investments, net	749	343	778
Gain on sale of loans, net	426	282	3
Earnings on bank-owned life insurance	949	806	638
Insurance commissions	838	748	361
Other	49	33	36

Total noninterest income	8,024	6,735	6,325

NONINTEREST EXPENSE
Compensation and employee benefits	19,002	16,284	15,865
Occupancy and equipment	3,895	3,178	3,071
Professional fees	1,868	1,368	1,488
Data processing	2,907	2,058	1,876
Advertising	574	415	658
Federal Deposit Insurance Corporation (“FDIC”) premiums	947	783	763
(Gain) loss on foreclosed real estate	(468)	112	35
Merger-related costs	—	1,379	—
Prepayment penalties on borrowings	—	4,644	—
Amortization of intangible assets	991	436	135
Other	2,746	2,348	2,154

Total noninterest expense	32,462	33,005	26,045

Income before income taxes	11,657	248	7,121
Income taxes	2,834	33	1,863

NET INCOME	$8,823	$215	$5,258

Earnings per share:
Basic	$0.76	$0.02	$0.46
Diluted	$0.76	$0.02	$0.46

Dividends per share:	$0.20	$0.20	$0.20

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2013	2012	2011
	(dollars in thousands)
Net income	$8,823	$215	$5,258
Other comprehensive loss:
Investment securities available for sale:
Unrealized holding gain (loss)	(8,550)	1,163	3,549
Tax effect	2,907	(396)	(1,207)
Reclassification of gains recognized in net income	(749)	(343)	(778)
Tax effect	255	117	264

Net of tax amount	(6,137)	541	1,828

Pension plan adjustment:
Related to actuarial losses and prior service cost	4,763	956	(1,045)
Tax effect	(1,619)	(325)	355

Net of tax amount	3,144	631	(690)

Total other comprehensive gain (loss)	(2,993)	1,172	1,138

Comprehensive income	$5,830	$1,387	$6,396

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Equity
			(dollars in thousands)

Balance, September 30, 2010	13,482,612	$170	$164,494	$(11,891)	$64,272	$(44,870)	$(552)	$171,623

Net income					5,258			5,258
Unrealized gain on securities available for sale, net of income taxes of $942							1,828	1,828
Change in unrecognized pension cost, net of income tax benefit of $355							(690)	(690)
Cash dividends declared ($.20 per share)					(2,315)			(2,315)
Stock-based compensation			2,162					2,162
Allocation of ESOP stock			102	453				555
Treasury shares purchased	(1,372,990)					(16,742)		(16,742)

Balance, September 30, 2011	12,109,622	170	166,758	(11,438)	67,215	(61,612)	586	161,679

Net income					215			215
Unrealized gain on securities available for sale, net of income taxes of $279							541	541
Change in unrecognized pension cost, net of income taxes of $325							631	631
Cash dividends declared ($.20 per share)					(2,249)			(2,249)
Stock-based compensation			2,151					2,151
Allocation of ESOP stock			16	453				469
Treasury shares purchased	(31,909)					(332)		(332)
First Star Bank acquisition	1,152,195	11	12,295					12,306

Balance, September 30, 2012	13,229,908	181	181,220	(10,985)	65,181	(61,944)	1,758	175,411

Net income					8,823			8,823
Unrealized loss on securities available for sale, net of income tax benefit of $3,161							(6,137)	(6,137)
Change in unrecognized pension cost, net of income taxes of $1,620							3,144	3,144
Cash dividends declared ($.20 per share)					(2,295)			(2,295)
Stock-based compensation			1,516					1,516
Allocation of ESOP stock			32	453				485
Allocation of treasury shares to incentive plan			(328)			328		—
Treasury shares purchased	(1,284,344)					(14,501)		(14,501)

Balance, September 30, 2013	11,945,564	$181	$182,440	$(10,532)	$71,709	$(76,117)	$(1,235)	$166,446

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2013	2012	2011
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$8,823	$215	$5,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,750	2,550	2,055
Provision for depreciation and amortization	1,145	986	1,082
Amortization and accretion of discounts and premiums, net	1,504	1,567	1,195
Net gain on sale of investment securities	(749)	(343)	(778)
Gain on sale of loans, net	(426)	(282)	(3)
Origination of mortgage loans sold	(19,530)	(7,966)	(97)
Proceeds from sale of mortgage loans originated for sale	19,956	8,248	100
Compensation expense from ESOP	485	469	555
Stock-based compensation	1,516	2,151	2,162
Decrease in accrued interest receivable	544	73	199
Decrease in accrued interest payable	(295)	(836)	(161)
Earnings on bank-owned life insurance	(949)	(806)	(638)
Deferred federal income taxes	1,188	1,825	(274)
(Increase) decrease in prepaid FDIC insurance premiums	1,934	(1,340)	699
Increase in accrued pension liability	4,587	379	419
(Gain) loss on foreclosed real estate	(468)	112	35
Amortization of identifiable intangible assets	991	436	135
Other, net	(812)	(2,111)	(1,755)

Net cash provided by operating activities	23,194	5,327	10,188

INVESTING ACTIVITIES
Purchase of certificates of deposit	(501)	(1,250)	—
Investment securities available for sale:
Proceeds from sale of investment securities	39,212	44,844	18,856
Proceeds from principal repayments and maturities	95,919	72,667	93,711
Purchases	(131,264)	(91,967)	(96,814)
Investment securities held to maturity:
Proceeds from sale of investment securities	—	—	5,787
Proceeds from principal repayments and maturities	—	—	2,523
Purchases	—	—	(2,001)
Decrease (increase) in loans receivable, net	16,719	(4,353)	(13,276)
Redemption of FHLB stock	13,795	3,793	3,845
Purchase of FHLB Stock	(1,296)	—	—
Purchase of bank-owned life insurance	—	(8)	(7,000)
Investment in limited partnership	(327)	(4,951)	(2,441)
Proceeds from sale of foreclosed real estate	3,150	2,354	3,318
Capital improvements to foreclosed real estate	(96)	(30)	(46)
Purchase of insurance subsidiary	—	—	(2,025)
Investment in insurance subsidiary	(276)	(374)	—
Acquisition, net of cash acquired	—	55,472	—
Purchase of premises, equipment, and software	(806)	(799)	(353)

Net cash provided by investing activities	34,229	75,398	4,084

FINANCING ACTIVITIES
Increase in deposits, net	51,422	12,044	97,514
Net increase (decrease) in short-term borrowings	(20,281)	39,281	(10,719)
Proceeds from other borrowings	27,800	23,150	38,300
Repayment of other borrowings	(90,000)	(177,338)	(89,247)
Increase (decrease) in advances by borrowers for taxes and insurance	1,530	(1,425)	(84)
Purchase of treasury stock shares	(14,501)	(332)	(16,917)
Dividends on common stock	(2,295)	(2,249)	(2,315)

Net cash (used for) provided by financing activities	(46,325)	(106,869)	16,532

Increase (decrease) in cash and cash equivalents	11,098	(26,144)	30,804
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,550	41,694	10,890

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,648	$15,550	$41,694

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$11,552	$16,489	$18,441
Income taxes	662	300	2,475
Noncash items:
Transfers from loans to foreclosed real estate	1,699	2,685	3,349
Treasury stock payable	—	—	(175)
Transfers from held-to-maturity investments to available-for-sale investments	—	—	(6,442)
Brokered certificate purchase not settled	—	5,597	—
Acquisition of insurance company:
Cash paid	—	—	(2,025)
Acquisition of First Star Bancorp, Inc.
Cash paid	—	24,611	—
Noncash assets acquired:
Investments available for sale	—	110,140	—
Certificates of deposit	—	16	—
Loans receivable	—	212,617	—
Regulatory stock	—	8,825	—
Premises and equipment	—	4,881	—
Bank-owned life insurance	—	3,778	—
Foreclosed real estate	—	393	—
Accrued interest receivable	—	1,059	—
Intangible assets	—	2,068	1,960
Goodwill	—	8,127	40
Deferred tax assets	—	11,760	—
Other assets	—	1,702	—

	—	365,366	2,000
Liabilities assumed:
Certificates of deposit	—	221,442	—
Deposits other than certificates of deposit	—	118,627	—
Borrowings	—	61,238	—
Advances by borrowers for taxes and insurance	—	3,476	—
Accrued interest payable	—	479	—
Other liabilities	—	3,270	—

	—	408,532	—

Net noncash assets acquired	—	(43,166)	2,000

Cash acquired	—	67,777	—

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision as a savings and loan holding company by the Federal Reserve Board. The Bank is a Pennsylvania-chartered savings association located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, and Lehigh counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Banking Department and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100 percent by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short-term and long-term disability, dental, vision, and 401(k) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania Corporation that provided investment advisory services to the general public. Integrated Abstract Incorporated is a Pennsylvania Corporation that provides title insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loans Acquired

Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Acquired (Continued)

with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after acquisition.

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

Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 35 basis points of the outstanding member asset value plus 4.6 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the FHLB and (d) The liquidity position of the FHLB.

While the FHLB have been negatively impacted by the current economic conditions, the FHLB of Pittsburgh has reported profits for 2012, remains in compliance with regulatory capital and liquidity requirements, and continues to make redemptions at the par value. With consideration given these factors, management concluded that the stock was not impaired at September 30, 2013.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2013 and 2012, were not impaired. Total servicing assets included in other assets as of September 30, 2013 and 2012, were $382,000 and $365,000, respectively.

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

Foreclosed Real Estate

Real estate owned acquired in settlement of foreclosed loans is carried at fair value minus estimated costs to sell. At acquisition of real estate acquired in settlement of foreclosed loans, the excess of the remaining loan balance over the asset’s estimated fair value less cost to sell is charged off against the allowance for loan losses. Subsequent declines in the asset’s value are recognized as noninterest expense in the consolidated statement of income. Operating expenses of such properties, net of related income, are expensed in the period incurred.

Goodwill and Intangible Assets

Goodwill is not amortized, but it is tested at least annually for impairment, in the fourth quarter or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2013 or 2012.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible asset for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable.

The following tables provide information for the carrying amount of goodwill and intangible assets.

Goodwill	2013	2012
Balance at beginning of year	$8,541	$40
Goodwill acquired	276	8,501

Balance at end of year	$8,817	$8,541

Intangible assets	2013	2012
Balance at beginning of year	$3,457	$1,825
Intangible assets acquired	—	2,068
Amortization	(991)	(436)

Balance at end of year	$2,466	$3,457

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets (Continued)

Amortizable intangible assets were composed of the following:

		September 30,
	Gross Carrying Amount	2013	2012
		Accumulated Amortization
	(dollars in thousands)

Customer data	$2,408	$694	$283
Employment obligations	1,620	868	288

	$4,028	$1,562	$571

	2013	2012
Aggregate amortization expense:
For the years ended September 30	$991	$436

Estimated amortization expense:

2014	$870,000
2015	477,000
2016	382,000
2017	267,000
2018	180,000
2019	81,000
2020	81,000
2021	78,000
2022	50,000

$2,466,000

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

The components of accumulated other comprehensive income (loss), net of tax, as of year-end were as follows:

	2013	2012	2011
Net unrealized gain on securities available for sale	$71	$6,208	$5,667
Net unrecognized pension cost	(1,306)	(4,450)	(5,081)

Total	$(1,235)	$1,758	$586

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. Update 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). Update 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This Update is not expected to have a significant impact on the Company’s financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This Update is not expected to have a significant impact on the Company’s financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In July 2013, the FASB issued ASU 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update 2011-04. The amendments in this Update apply to certain quantitative disclosure requirements for an employee benefit plan, other than those plans that are subject to the Securities and Exchange Commission’s filing requirements (hereafter “nonpublic employee benefit plan”), that holds investments in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities and that are within the scope of the disclosure requirements contained in FASB Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update defer indefinitely the effective date of certain required disclosures in Update 2011-04 (Topic 820) of quantitative information about the significant unobservable inputs used in Level 3 fair value measurements for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The amendments in this Update do not defer the effective date for those certain quantitative disclosures for other nonpublic entity equity securities held in the nonpublic employee benefit plan or any qualitative disclosures. The deferral in this amendment is effective upon issuance for financial statements that have not been issued. This Update did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This Update did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2013, 2012, and 2011.

	2013	2012	2011
Weighted-average common shares outstanding	18,133,094	17,172,932	16,980,900

Average treasury stock shares	(5,475,194)	(4,882,611)	(4,089,417)

Average unearned ESOP shares	(1,063,720)	(1,109,012)	(1,154,272)

Average unearned nonvested shares	(34,627)	(130,626)	(249,296)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	11,559,553	11,050,683	11,487,915

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—	—

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	11,559,553	11,050,683	11,487,915

At September 30, 2013, there were 19,998 shares of nonvested stock outstanding at a price of $10.94 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2012, there were 76,716 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2011, there were 195,262 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$114,927	$1,691	$(1,595)	$115,023
Freddie Mac	60,111	838	(1,252)	59,697
Governmental National Mortgage Association securities	39,692	289	(230)	39,751
Other mortgage-backed securities	3,385	—	(19)	3,366

Total mortgage-backed securities	218,115	2,818	(3,096)	217,837
Obligations of states and political subdivisions	23,754	654	(499)	23,909
U.S. government agency securities	52,775	225	(480)	52,520
Corporate obligations	12,756	186	(169)	12,773
Trust-preferred securities	4,943	471	—	5,414
Other debt securities	1,147	7	—	1,154

Total debt securities	313,490	4,361	(4,244)	313,607
Equity securities - financial services	2,025	—	(10)	2,015

Total	$315,515	$4,361	$(4,254)	$315,622

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$111,145	$4,652	$(3)	$115,794
Freddie Mac	48,913	1,952	(11)	50,854
Governmental National Mortgage Association securities	43,164	803	(16)	43,951
Other mortgage-backed securities	5,043	162	—	5,205

Total mortgage-backed securities	208,265	7,569	(30)	215,804
Obligations of states and political subdivisions	18,611	906	—	19,517
U.S. government agency securities	74,106	379	(1)	74,484
Corporate obligations	8,602	146	(91)	8,657
Trust-preferred securities	5,852	382	(1)	6,233
Other debt securities	1,476	36	—	1,512

Total debt securities	316,912	9,418	(123)	326,207
Equity securities - financial services	3,267	111	—	3,378

Total	$320,179	$9,529	$(123)	$329,585

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,026	$3,044
Due after one year through five years	41,889	42,147
Due after five years through ten years	65,780	65,847
Due after ten years	202,795	202,569

Total	$313,490	$313,607

For the years ended September 30, 2013, 2012, and 2011, the Company realized gross gains of $766,000, $343,000, and $792,000, and gross losses of $17,000, $0, and $14,000, respectively, and proceeds from the sale of investment securities of $39,212,000, $44,844,000, and $24,643,000, respectively.

Investment securities with carrying values of $50,162,000 and $22,832,000 at September 30, 2013 and 2012, respectively, were pledged to secure public deposits and other purposes as required by law. Securities sold under agreements to repurchase and other borrowings are secured by U.S. government agency and mortgage-backed securities with a carrying value of $14,795,000 and $56,947,000 at September 30, 2013 and 2012, respectively.

4.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2013
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	30	$47,814	$(1,589)	$1,057	$(6)	$48,871	$(1,595)
Freddie Mac	20	32,781	(1,252)	—	—	32,781	(1,252)
Governmental National Mortgage Association securities	6	10,301	(230)	—	—	10,301	(230)
Other mortgage-backed securities	3	3,366	(19)	—	—	3,366	(19)
Obligations of states and political subdivisions	7	8,064	(499)	—	—	8,064	(499)
U.S. government agency securities	10	30,084	(479)	999	(1)	31,083	(480)
Corporate obligations	5	5,042	(169)	—	—	5,042	(169)
Equity securities	1	1,990	(10)	—	—	1,990	(10)

Total	82	$139,442	$(4,247)	$2,056	$(7)	$141,498	$(4,254)

4.	UNREALIZED LOSSES ON SECURITIES (Continued)

	2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	3	$4,083	$(3)	$—	$—	$4,083	$(3)
Freddie Mac	1	2,002	(11)	—	—	2,002	(11)
Governmental National Mortgage Association securities	5	6,090	(16)	—	—	6,090	(16)
U.S. government agency securities	1	999	(1)	—	—	999	(1)
Corporate obligations	5	1,059	(25)	1,434	(66)	2,493	(91)
Trust-preferred securities	1	998	(1)	—	—	998	(1)

Total	16	$15,231	$(57)	$1,434	$(66)	$16,665	$(123)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, corporate obligations, and debt obligations of a U.S. state or political subdivision.

The Company reviews its position quarterly and has asserted that at September 30, 2013 and 2012, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2013, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. The Company has concluded that any impairment of its investment securities portfolio at September 30, 2013 and 2012, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

5.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2013	2012

Real estate loans:
Residential	$686,651	$696,696
Construction	2,288	3,805
Commercial	159,469	160,192
Commercial	10,125	12,818
Obligations of states and political subdivisions	33,445	33,736
Home equity loans and lines of credit	41,923	47,925
Other	2,393	2,485

	936,294	957,657
Less allowance for loan losses	8,064	7,302

Net loans	$928,230	$950,355

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

5.	LOANS RECEIVABLE (Continued)

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between July 31, 2012 (the “acquisition date”) and September 30, 2013. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality was $7.1 million at September 30, 2013.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the First Star Bank acquisition was $12.9 million and the estimated fair value of the loans was $7.3 million. Total contractually required payments on these loans, including interest, at the acquisition date was $13.9 million. However, the Company’s preliminary estimate of expected cash flows was $8.8 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $5.1 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $1.4 million on the acquisition date relating to these impaired loans.

The carrying value of the loans acquired and accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the First Star acquisition as of July 31, 2012 (in thousands):

Unpaid principal balance	$12,922
Interest	968

Contractual cash flows	13,890
Non-accretable discount	(5,137)

Expected cash flows	8,753
Accretable discount	(1,432)

Estimated fair value	$7,321

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended September 30, 2013 and 2012.

Balance at beginning of period	$1,098	$1,432
Accretion	(1,098)	(334)

Balance at end of period	$—	$1,098

5.	LOANS RECEIVABLE (Continued)

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2013	September 30, 2012
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$9,371	$12,527
Carrying amount	7,131	7,500

There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of July 31, 2012 or September 30, 2013. In addition, no allowance for loan losses had to be reversed.

Loans serviced by the Company for others amounted to $80,986,000 and $82,263,000 at September 30, 2013 and 2012, respectively.

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2013 and 2012, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2013, 2012, and 2011, the Company had nonaccrual loans of $23,279,000, $23,707,000, and $10,971,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $883,000, $592,000, and $615,000, for the years ended September 30, 2013, 2012, and 2011, respectively.

Impaired loans for the year ended September 30 are summarized as follows (in thousands):

	2013	2012	2011
Impaired loans with a related allowance	$6,160	$4,368	$5,630
Impaired loans without a related allowance	31,066	29,103	12,589
Related allowance for loan losses	819	952	1,160
Average recorded balance of impaired loans	37,386	22,393	10,718
Interest income recognized	860	649	109

5.	LOANS RECEIVABLE (Continued)

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

September 30, 2013	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
Real estate loans:
Residential	$686,651	$14,018	$271	$672,362
Construction	2,288	—	—	2,288
Commercial	159,469	15,478	6,355	137,636
Commercial	10,125	220	502	9,403
Obligations of states and political subdivisions	33,445	—	—	33,445
Home equity loans and lines of credit	41,923	379	3	41,541
Other	2,393	—	—	2,393

Total	$936,294	$30,095	$7,131	$899,068

September 30, 2012	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
Real estate loans:
Residential	$696,696	$7,942	$271	$688,483
Construction	3,805	—	—	3,805
Commercial	160,192	17,415	6,159	136,618
Commercial	12,818	423	1,007	11,388
Obligations of states and political subdivisions	33,736	—	—	33,736
Home equity loans and lines of credit	47,925	191	44	47,690
Other	2,485	—	19	2,466

Total	$957,657	$25,971	$7,500	$924,186

5.	LOANS RECEIVABLE (Continued)

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

5.	LOANS RECEIVABLE (Continued)

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands).

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no specific allowance recorded:
Real estate loans:
Residential	$11,251	$11,245	$—	$9,716	$159
Construction	—	—	—	—	—
Commercial	18,711	18,723	—	20,751	615
Commercial	722	722	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	382	—	373	3
Other	—	—	—	18	—

Subtotal	31,066	31,072	—	31,892	786

With an allowance recorded:
Real estate loans:
Residential	3,038	3,041	518	2,655	74
Construction	—	—	—	—	—
Commercial	3,122	3,123	301	2,839	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Subtotal	6,160	6,164	819	5,494	74

Total:
Real estate loans:
Residential	14,289	14,286	518	12,371	233
Construction	—	—	—	—	—
Commercial	21,833	21,846	301	23,590	615
Commercial	722	722	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	382	—	373	3
Other	—	—	—	18	—

Total	$37,226	$37,236	$819	$37,386	$860

5.	LOANS RECEIVABLE (Continued)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no specific allowance recorded:
Real estate loans:
Residential	$5,182	$5,177	$—	$4,687	$82
Construction	—	—	—	—	—
Commercial	22,290	22,341	—	13,584	457
Commercial	1,386	1,385	—	581	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	226	226	—	238	—
Other	19	19	—	25	—

Subtotal	29,103	29,148	—	19,115	567

With an allowance recorded:
Real estate loans:
Residential	3,031	3,030	661	1,892	68
Construction	—	—	—	—	—
Commercial	1,284	1,286	270	1,326	13
Commercial	44	44	12	47	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	9	9	9	13	1
Other	—	—	—	—	—

Subtotal	4,368	4,369	952	3,278	82

Total:
Real estate loans:
Residential	8,213	8,207	661	6,579	150
Construction	—	—	—	—	—
Commercial	23,574	23,627	270	14,910	470
Commercial	1,430	1,429	12	628	28
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	235	235	9	251	1
Other	19	19	—	25	—

Total	$33,471	$33,517	$952	$22,393	$649

5.	LOANS RECEIVABLE (Continued)

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Comapany has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s Commercial Loan Officers perform an annual review of all commercial relationships $250,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company engages an external consultant to conduct loan reviews on at least a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $500,000 and/or all criticized relationships. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2013 and 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial real estate loans	$129,799	$9,440	$20,230	$—	$159,469
Commercial	9,466	436	223	—	10,125
Obligations of states and political subdivisions	33,445	—	—	—	33,445

Total	$172,710	$9,876	$20,453	$—	$203,039

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial real estate loans	$132,841	$5,502	$21,849	$—	$160,192
Commercial	12,035	360	423	—	12,818
Obligations of states and political subdivisions	33,736	—	—	—	33,736

Total	$178,612	$5,862	$22,272	$—	$206,746

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

5.	LOANS RECEIVABLE (Continued)

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2013 and September 30, 2012 (in thousands):

	Performing	Nonperforming	Total
September 30, 2013
Real estate loans:
Residential	$675,706	$10,945	$686,651
Construction	2,288	—	2,288
Home equity loans and lines of credit	41,584	339	41,923
Other	2,393	—	2,393

Total	$721,971	$11,284	$733,255

	Performing	Nonperforming	Total
September 30, 2012
Real estate loans:
Residential	$686,160	$10,536	$696,696
Construction	3,805	—	3,805
Home equity loans and lines of credit	47,552	373	47,925
Other	2,466	19	2,485

Total	$739,983	$10,928	$750,911

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2013 and 2012 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non Accrual	Total Past Due	Total Loans
September 30, 2013
Real estate loans:
Residential	$671,850	$2,866	$990	$—	$10,945	$14,801	$686,651
Construction	2,288	—	—	—	—	—	2,288
Commercial	146,062	2,589	—	—	10,818	13,407	159,469
Commercial	8,948	—	—	—	1,177	1,177	10,125
Obligations of states and political subdivisions	33,445	—	—	—	—	—	33,445
Home equity loans and lines of credit	41,380	127	77	—	339	543	41,923
Other	2,336	57	—	—	—	57	2,393

Total	$906,309	$5,639	$1,067	$—	$23,279	$29,985	$936,294

5.	LOANS RECEIVABLE (Continued)

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non Accrual	Total Past Due	Total Loans
September 30, 2012
Real estate loans:
Residential	$681,222	$3,664	$1,274	$—	$10,536	$15,474	$696,696
Construction	3,805	—	—	—	—	—	3,805
Commercial	142,277	3,658	3,348	—	10,909	17,915	160,192
Commercial	10,948	—	—	—	1,870	1,870	12,818
Obligations of states and political subdivisions	33,736	—	—	—	—	—	33,736
Home equity loans and lines of credit	46,967	447	138	—	373	958	47,925
Other	2,452	14	—	—	19	33	2,485

Total	$921,407	$7,783	$4,760	$—	$23,707	$36,250	$957,657

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2013, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

5.	LOANS RECEIVABLE (Continued)

In addition, the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, have periodically reviewed the Company’s allowance for loan losses. The banking regulators may require that the Company recognize additions to the allowance based on their analysis and review of information available to it at the time of their examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged-off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2013 (in thousands):

	Real Estate Loans			Commercial	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other	Unallocated	Total
	Residential	Construction	Commercial
ALL balance at September 30, 2011	$5,220	$8	$1,255	$500	$74	$622	$80	$411	$8,170
Charge-offs	(2,366)	—	(987)	(31)	—	(393)	—	—	(3,777)
Recoveries	291	—	7	26	—	35	—	—	359
Provision	2,256	21	424	(21)	53	235	(58)	(360)	2,550

ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302

September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302
Charge-offs	(2,401)	—	(403)	—	—	(243)	(6)	—	(3,053)
Recoveries	50	—	2	—	—	13	—	—	65
Provision	2,737	(9)	648	(137)	3	161	5	342	3,750

ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$21	$393	$8,064

Individually evaluated for impairment	$518	$—	$301	$—	$—	$—	$—	$—	$819
Collectively evaluated for impairment	5,269	20	645	337	130	430	21	393	7,245

ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$21	$393	$8,064

Individually evaluated for impairment	$661	$—	$270	$12	$—	$9	$—	$—	$952
Collectively evaluated for impairment	4,740	29	429	462	127	490	22	51	6,350

ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial and home equity loans, and lines of credit segments for the year ended September 30, 2013, due to increased charge-off activity in those segments. The Company allocated decreased allowance for loan loss provisions to the commercial real estate segment due to actual loss experience being less than previously estimated. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

5.	LOANS RECEIVABLE (Continued)

The following is a summary of troubled debt restructurings granted during the periods indicated (in thousands).

	For the Year Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	12	$1,578	$1,578
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions
Home equity loans and lines of credit	1	98	98
Other	—	—	—

Total	13	$1,676	$1,676

	For the Year Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	20	$3,365	$3,281
Construction	—	—	—
Commercial	10	3,165	3,102
Commercial	3	217	162
Obligations of states and political subdivisions
Home equity loans and lines of credit	2	5	4
Other	—	—	—

Total	35	$6,752	$6,549

5.	LOANS RECEIVABLE (Continued)

During 2013, there were no new loans identified as troubled debt restructurings, nor were there any loan modifications classified as troubled debt restructurings that subsequently defaulted.

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification (in thousands).

	For the Year Ended September 30, 2012
	Number of Contracts	Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	—	$—
Construction	—	—
Commercial	1	41
Commercial	1	31
Obligations of states and political subdivisions
Home equity loans and lines of credit	—	—
Other	—	—

Total	2	$72

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2013	2012

Land and land improvements	$5,930	$5,001
Buildings and leasehold improvements	14,102	14,772
Furniture, fixtures, and equipment	9,549	9,003
Construction in process	15	234

	29,596	29,010
Less accumulated depreciation	(13,849)	(12,840)

Total	$15,747	$16,170

Depreciation expense amounted to $1,009,000, $885,000, and $920,000, for the years ended September 30, 2013, 2012, and 2011, respectively.

7.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2013		2012
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Noninterest-bearing demand accounts	—%	$58,795	—%	$41,767
NOW accounts	0.04	99,857	0.05	109,923
Money market accounts	0.20	138,049	0.30	155,666
Savings and club accounts	0.05	110,189	0.06	102,143
Certificates of deposit	1.26	634,169	1.46	586,135

Total	0.80%	$1,041,059	0.92%	$995,634

7.	DEPOSITS (Continued)

	2013		2012
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Certificates of deposit:
0.00 - 2.00%	0.84%	$496,310	0.93%	$423,426
2.01 - 4.00%	2.71	133,579	2.72	150,692
4.01 - 6.00%	4.55	4,280	4.46	12,017

Total	1.26%	$634,169	1.46%	$586,135

At September 30 scheduled maturities of certificates of deposit are as follows (in thousands):

Within three months	$129,805
Three through six months	97,656
Six through twelve months	84,691
Over twelve months	322,017

Total	$634,169

Brokered deposits totaled $233,315,000 and $156,823,000 at September 30, 2013 and 2012, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $100,000 were $443,863,000 at September 30, 2013.

The scheduled maturities of certificates of deposit in denominations of $100,000 or more as of September 30, 2013, are as follows (in thousands):

Within three months	$82,817
Three through six months	71,392
Six through twelve months	43,247
Over twelve months	246,407

Total	$443,863

7.	DEPOSITS (Continued)

A summary of interest expense on deposits for the years ended September 30 is as follows (in thousands):

	2013	2012	2011

NOW accounts	$51	$24	$25
Money market accounts	327	326	551
Savings and club accounts	51	80	156
Certificates of deposits	6,979	7,056	6,754

Total	$7,408	$7,486	$7,486

8.	SHORT-TERM BORROWINGS

As of September 30, 2013 and 2012, the Company had $23,000,000 and $43,281,000 of short-term borrowings, respectively, of which $20,281,000 in 2012 were advances on a $75,000,000 line of credit with the FHLB. There were no advances on the line of credit in 2013.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2013, the Company had a borrowing limit of approximately $599 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2013	2012	2011

Balance at year-end	$23,000	$43,281	$4,000
Maximum amount outstanding at any month-end	84,500	43,281	28,086
Average balance outstanding during the year	45,792	11,712	6,439
Weighted-average interest rate:
As of year-end	0.29%	0.30%	0.22%
Paid during the year	0.28%	0.27%	0.71%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

9.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances and securities sold under agreements to repurchase (in thousands):

			Weighted-	Stated Interest
	Maturity Range		Average	Rate Ranged
Description	From	To	Interest Rate	From	To	2013	2012

Convertible	12/5/2018	12/5/2018	3.30%	3.30%	3.30%	$5,000	$5,000
Fixed rate	11/19/2013	9/21/2020	1.90	0.63	4.10	107,260	133,960
Mid-term	5/12/2014	3/4/2016	0.71	0.46	0.87	7,000	7,500
Securities sold under agreements to repurchase	1/12/2014	4/6/2014	2.75	2.63	2.86	10,000	45,000

Total						$129,260	$191,460

9.	OTHER BORROWINGS (Continued)

Maturities of FHLB long-term advances and securities sold under agreements to repurchase are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- Average Rate

2014	$33,710	2.74%
2015	10,300	2.26
2016	28,300	1.41
2017	23,250	1.41
2018	20,000	1.64
2019 and thereafter	13,700	2.30

Total	$129,260	1.95%

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

Securities sold under agreements to repurchase and other borrowings are secured by U.S. government mortgage-backed securities with a carrying value of $14,795,000 and $56,947,000 at September 30, 2013 and 2012, respectively.

10.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2013	2012	2011
Current:
Federal	$1,646	$(1,807)	$2,130
State	—	15	7

Total current taxes	1,646	(1,792)	2,137
Deferred income tax benefit	1,188	1,825	(274)

Total income tax provision	$2,834	$33	$1,863

Total

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,742	$2,515
Charitable contributions carryover	—	12
Employee benefit plan	673	2,292
Investment losses subject to Section 382 limitation	5,622	5,895
Purchase accounting adjustment	789	2,287
Other	4,232	3,447

Total gross deferred tax assets	14,058	16,448

Deferred tax liabilities:
Pension plan	1,137	1,197
Net unrealized gain on securities	36	3,198
Mortgage servicing rights	131	125
Premises and equipment	462	175
Other	601	417

Total gross deferred tax liabilities	2,367	5,112

Net deferred tax assets	$11,691	$11,336

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The tax deduction generated by the contribution to the ESSA Bank & Trust Foundation exceeded the allowable federal income tax deduction limitations, resulting in the establishment of a valuation allowance in the amount of $0 at September 30, 2012. At September 30, 2013, this tax deduction and the corresponding allowance were both $0 due to the expiration of the carry forward for the deduction.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Statement of Income. The Company’s federal and state income tax returns for taxable years through 2008 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

10.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2013		2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$3,963	34.0%	$84	34.0%	$2,421	34.0%
Valuation allowance	—	—	247	99.6	39	0.5
Income from bank-owned life insurance	(322)	(2.8)	(274)	(110.7)	(217)	(3.0)
Tax-exempt income	(388)	(3.3)	(310)	(125.5)	(371)	(5.2)
Low-income housing credits	(289)	(2.5)	(195)	(78.7)	(175)	(2.5)
Nondeductible merger expenses	—	—	163	65.8	—	—
Other, net	(130)	(1.1)	318	128.8	166	2.3

Actual tax expense and effective rate	$2,834	24.3%	$33	13.3%	$1,863	26.1%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4,600,000 at September 30, 2013, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The act also provides for the recapture of deductions arising from “applicable excess reserve: defined as the total amount of reserve over the base year reserve.” The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

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

The off-balance sheet commitments consist of the following (in thousands):

	2013	2012

Commitments to extend credit	$22,333	$21,461
Standby letters of credit	4,769	3,244
Unfunded lines of credit	42,016	38,750

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 3.25 percent to 5.25 percent. The commitments outstanding at September 30, 2013, contractually mature in less than one year.

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

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2013 (in thousands):

2014	$524
2015	451
2016	391
2017	230
2018	128
2019 and beyond	1,151

Total	$2,875

The total rental expenses for the above leases for the years ended September 30, 2013, 2012, and 2011, were $913,000, $835,000, and $760,000, respectively. The Company also operates six offices that currently do not have long-term operating leases.

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

Employee Stock Ownership Plan (“ESOP”) (Continued)

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $485,000, $469,000, and $555,000, for the years ended September 30, 2013, 2012, and 2011, respectively.

The following table presents the components of the ESOP shares:

	2013	2012

Allocated shares	271,694	226,412

Shares committed to be released	33,962	33,962

Unreleased shares	1,052,816	1,098,098

Total ESOP shares	1,358,472	1,358,472

Fair value of unreleased shares (in thousands)	$10,970	$11,409

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

Certain officers, employees, and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013. In accordance with generally accepted accounting principles, the Company began to expense the fair value of all share-based compensation grants over the requisite service periods.

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

Stock options vested over a five-year service period and expire ten years after grant date. Management recognizes compensation expense for the fair values of these awards, which vested on a straight-line basis over the requisite service period of the awards.

The 2008 restricted shares vested over a five-year service period. The 2013 restricted shares vest over an 18-month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

13.	EMPLOYEE BENEFITS (Continued)

Equity Incentive Plan (Continued)

During the years ended September 30, 2013, 2012, and 2011, the Company recorded $1.5 million, $2.2 million, and $2.2 million of share-based compensation expense, consisting of stock option expense of $458,000, $687,000, and $705,000, and restricted stock expense of $1.1 million, $1.5 million, and $1.5 million, respectively. Expected future compensation expense relating to the 14,995 restricted shares at September 30, 2013, is $219,000 over the remaining vesting period of 1.00 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2013.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2012	1,458,379	$12.35	5.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2013	1,458,379	12.35	4.67	—

Exercisable at year-end	1,458,379	12.35	4.67	—

The following is a summary of the status of the Company’s restricted stock as of September 30, 2013, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2012	115,212	$12.35
Granted	30,000	10.94
Vested	(130,217)	12.19
Forfeited	—	—

Nonvested at September 30, 2013	14,995	10.94

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

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$17,264	$15,024
Service cost	702	597
Interest cost	716	713
Actuarial gains	(3,588)	1,043
Benefits paid	(97)	(113)

Benefit obligation at end of year	14,997	17,264

Change in plan assets:
Fair value of plan assets at beginning of year	14,042	11,457
Actual return on plan assets	1,818	2,338
Contributions	600	360
Benefits paid	(97)	(113)

Fair value of plan assets at end of year	16,363	14,042

Funded status	$1,366	$(3,222)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2013	2012	2011
Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$1,979	$6,742	$7,697
Prior service cost	—	—	—

Total	$1,979	$6,742	$7,697

The accumulated benefit obligation for the defined benefit pension plan was $11,349,000 and $11,746,000 at September 30, 2013 and 2012, respectively.

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2013	2012	2011

Service cost	$702	$598	$533
Interest cost	716	713	698
Expected return on plan assets	(1,034)	(814)	(769)
Amortization of prior service cost	—	—	8
Amortization of unrecognized loss	392	475	404

Net periodic benefit cost	$776	$972	$874

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $28,000 and $392,000, respectively.

Weighted-average assumptions used to determine benefit obligations:

	2013	2012

Discount rate	5.10%	4.15%
Rate of compensation increase	4.00	4.00

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2013	2012	2011

Discount rate	4.15%	4.75%	5.25%
Expected long-term return on plan assets	7.00	7.00	7.00
Rate of compensation increase	4.00	5.00	5.00

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2013 and 2012 (in thousands):

	September 30, 2013
	Level I	Level II	Level III		Total
Assets:
Investment in collective trusts
Fixed income	$—	$5,722	$		$5,722
Equity	—	10,631			10,631
Investment in short-term investments	—	10			10

Total assets at fair value	$—	$16,363		$—	$16,363

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

	September 30, 2012
	Level I	Level II	Level III		Total
Assets:
Investment in collective trusts
Fixed income	$—	$4,884	$		$4,884
Equity	—	9,142			9,142
Investment in short-term investments	—	16			16

Total assets at fair value	$—	$14,042		$—	$14,042

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category, are as follows:

Asset Category	2013	2012

Cash and fixed income securities	35.0%	34.8%
Equity securities	64.9	65.1
Other	0.1	0.1

Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Two asset classes are outlined, as above. The target allocations of these classes are as follows: equities, 65 percent, and cash and fixed income, 35 percent.

Cash Flows

The Bank expects to contribute $600,000 to its pension plan in 2014.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2014	$72
2015	79
2016	85
2017	108
2018	298
2019-2023	3,963

13.	EMPLOYEE BENEFITS (Continued)

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were suspended in January 2011. The expense related to the plan for the years ended September 30, 2013, 2012, and 2011, were $0, $0, and $65,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $680,000 and $677,000, at September 30, 2013 and 2012, respectively, which represent the estimated present value (using a discount rate of 6.25 percent) of the benefits earned under this agreement.

14.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2013 and 2012, was $3,476,000 and $9,003,000, respectively.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes as of September 30, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2013 and 2012, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier I risk-based, core capital, and tangible equity capital ratios must be at least 10 percent, 6 percent, 5 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2013	2012
Total stockholders’ equity	$161,701	$168,676
Accumulated other comprehensive (income) loss	1,235	(1,702)
Unrealized loss on equity securities	(10)	—
Goodwill and certain other intangible assets	(10,930)	(11,812)
Disallowed servicing assets	(37)	(36)

Tier I, core, and tangible capital	151,959	155,126

Allowance for loan losses	7,297	6,402
Unrealized gains on equity securities	—	4

Total risk-based capital	$159,256	$161,532

The Bank’s actual capital ratios are presented in the following table (in thousands):

	2013		2012
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)

Actual	$159,256	20.4%	$161,532	19.6%
For Capital Adequacy Purposes	62,603	8.0	65,962	8.0
To Be Well Capitalized	78,254	10.0	82,453	10.0

Tier I Capital (to Risk-Weighted Assets)

Actual	$151,959	19.4%	$155,126	18.8%
For Capital Adequacy Purposes	31,301	4.0	32,981	4.0
To Be Well Capitalized	46,952	6.0	49,972	6.0

Tier I Capital (to Adjusted Assets)

Actual	$151,959	11.2%	$155,126	11.1%
For Capital Adequacy Purposes	54,337	4.0	56,001	4.0
To Be Well Capitalized	67,921	5.0	70,002	5.0

16.	FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of September 30, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2013
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$—	$217,837	$—	$217,837
Obligations of states and political subdivisions	—	23,909	—	23,909
U.S. government agency securities	—	52,520	—	52,520
Corporate obligations	—	12,773	—	12,773
Trust-preferred securities	—	3,614	1,800	5,414
Other debt securities	—	1,154	—	1,154
Equity securities - financial services	2,015	—	—	2,015

Total securities	2,015	311,807	1,800	315,622
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	—	—	2,111	2,111
Impaired loans	—	—	36,407	36,407

	September 30, 2012
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale
Mortgage-backed securities	$—	$215,804	$—	$215,804
Obligations of states and political subdivisions	—	19,517	—	19,517
U.S. government agency securities	—	74,484	—	74,484
Corporate obligations	—	8,657	—	8,657
Trust-preferred securities	—	4,493	1,740	6,233
Other debt securities	—	1,512	—	1,512
Equity securities - financial services	3,378	—	—	3,378

Total securities	3,378	324,467	1,740	329,585
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	—	—	2,998	2,998
Impaired loans	—	—	32,520	32,520

16.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the years ended September 30, 2013 and 2012 (in thousands).

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level III)
	September 30, 2013	September 30, 2012
Beginning balance	$1,740	$—
Purchases, sales, issuances, settlements, net	—	1,528
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	60	212
Transfers in and/or out of Level III	—	—

	$1,800	$1,740

Financial assets and liabilities must be identified as having been valued according to a specified level of input, I, II or III. Level I inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level II inputs utilize inputs other than quoted prices included in Level I that are observable for the asset, either directly or indirectly. Level II inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level III inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level II inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level I inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2013, 233 impaired loans with a carrying value of $37.2 million were reduced by specific valuation allowance totaling $819,000 resulting in a net fair value of $36.4 million based on Level III inputs.

16.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range

September 30, 2013
Impaired loans	$36,407	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	2,111	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%

September 30, 2012
Impaired loans	$32,520	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
Foreclosed real estate owned	2,998	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments is presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $37,226,000 less their valuation allowances of $819,000 at September 30, 2013. The fair value consists of the loan balances of $33,471,000 less their valuation allowances of $952,000 at September 30, 2012.

Foreclosed Real Estate Owned

Foreclosed real estate owned is measured at fair value, less cost to sell at the date of foreclosure; valuations are periodically performed by management; and the assets are carried at fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value

Financial assets:
Cash and cash equivalents	$26,648	$26,648	$—	$—	$26,648
Investment and mortgage-backed securities available for sale	315,622	2,015	311,807	1,800	315,622
Loans receivable, net	928,230	—	—	951,120	951,120
Accrued interest receivable	4,413	4,413	—	—	4,413
Regulatory stock	9,415	9,415	—	—	9,415
Mortgage servicing rights	382	—	—	382	382
Bank-owned life insurance	28,797	28,797	—	—	28,797

Financial liabilities:
Deposits	$1,041,059	$406,890	$—	$638,510	$1,045,400
Short-term borrowings	23,000	23,000	—	—	23,000
Other borrowings	129,260	—		124,504	124,504
Advances by borrowers for taxes and insurance	4,962	4,962	—	—	4,962
Accrued interest payable	833	833	—	—	833

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	September 30, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value

Financial assets:
Cash and cash equivalents	$15,550	$15,550	$—	$—	$15,550
Investment and mortgage-backed securities available for sale	329,585	3,378	324,467	1,740	329,585
Loans receivable, net	950,355	—	—	997,685	997,685
Accrued interest receivable	4,929	4,929	—	—	4,929
Regulatory stock	21,914	21,914	—	—	21,914
Mortgage servicing rights	365	—	—	365	365
Bank-owned life insurance	27,848	27,848	—	—	27,848

Financial liabilities:
Deposits	$995,634	$409,499	$597,028	$—	$1,006,527
Short-term borrowings	43,281	43,281	—	—	43,281
Other borrowings	191,460	—	195,636	—	195,636
Advances by borrowers for taxes and insurance	3,432	3,432	—	—	3,432
Accrued interest payable	1,128	1,128	—	—	1,128

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

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the years ended September 30, 2013 and 2012, is as follows (in thousands):

	Accumulated Other Comprehensive Income (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total

Balance at September 30, 2012	$(4,450)	$6,208	$1,758
Other comprehensive income before reclassifications	—	(5,643)	(5,643)
Amounts reclassified from accumulated other comprehensive income	3,144	(494)	2,650

Period change	3,144	(6,137)	(2,993)

Balance at September 30, 2013	$(1,306)	$71	$(1,235)

Balance at September 30, 2011	$(5,080)	$5,666	$586

Other comprehensive income before reclassifications	—	767	767
Amounts reclassified from accumulated other comprehensive income	631	(226)	405

Period change	631	541	1,172

Balance at September 30, 2012	$(4,449)	$6,207	$1,758

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 34%.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income
Details about Accumulated Other Comprehensive Income Components	For the Year Ended		Affected Line Item
	September 30, (3)		in the Consolidated
(in thousands)	2013	2012	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$749	$343	Gain on sale of investments, net
Related income tax expense	(255)	(117)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	494	226	Net of tax

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	(4,763)	(956)	Compensation and employee benefits
Related income tax expense	1,619	325	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(3,144)	(631)	Net of tax

Total reclassifications for the period	$(2,650)	$(405)	Net of tax

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Investment Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 13, “Employee Benefits” for additional detail.
(3)	Amounts in parenthesis indicate debits.

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2013	2012

ASSETS
Cash and due from banks	$3,195	$3,650
Certificates of deposit	17	16
Investment securities available for sale	25	1,280
Investment in subsidiary	161,701	168,082
Premises and equipment, net	1,152	1,727
Other assets	1,211	1,505

TOTAL ASSETS	$167,301	$176,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$855	$849
Stockholders’ equity	166,446	175,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,301	$176,260

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2013	2012	2011

INCOME
Interest income	$408	$403	$473
Net gains on sale of investments	30	—	99
Dividends	15,000	25,000	10,000

Total income	15,438	25,403	10,572

EXPENSES
Interest expense	—	101	—
Professional fees	505	1,741	303
Other	527	132	63

Total expenses	1,032	1,974	366

Income before income tax expense	14,406	23,429	10,206
Income tax expense (benefit)	—	(32)	94

Income before equity in undistributed net earnings of subsidiary	14,406	23,461	10,112
Equity in undistributed net earnings of subsidiary	(5,583)	(23,246)	(4,854)

NET INCOME	$8,823	$215	$5,258

19.	PARENT COMPANY (Continued)

	September 30,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$8,823	$215	$5,258
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	5,583	23,246	4,854
Net gain on sale of investments	(30)	—	(99)
(Decrease) increase in accrued income taxes	(12)	1,254	56
Decrease in accrued interest receivable	8	8	117
Deferred federal income taxes	(29)	576	(91)
Other, net	798	(1,362)	186

Net cash provided by operating activities	15,141	23,937	10,281

INVESTING ACTIVITIES
Business acquisitions	—	(12,306)	—
Proceeds from principal repayment, maturities, and sales	1,200	—	9,788

Net cash provided by (used for) investing activities	1,200	(12,306)	9,788

FINANCING ACTIVITIES
Repayment of trust-preferred debt	—	(8,596)	—
Purchase of treasury stock shares	(14,501)	(332)	(16,917)
Dividends on common stock	(2,295)	(2,249)	(2,315)

Net cash used for financing activities	(16,796)	(11,177)	(19,232)

Increase (decrease) in cash	(455)	454	837

CASH AT BEGINNING OF YEAR	3,650	3,196	2,359

CASH AT END OF YEAR	$3,195	$3,650	$3,196

20.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013

Total interest income	$13,950	$12,690	$12,491	$11,971
Total interest expense	3,231	2,806	2,642	2,578

Net interest income	10,719	9,884	9,849	9,393
Provision for loan losses	1,000	850	1,100	800

Net interest income after provision for loan losses	9,719	9,034	8,749	8,593

Total noninterest income	2,026	2,458	1,800	1,740
Total noninterest expense	7,505	8,790	8,154	8,013

Income (loss) before income taxes	4,240	2,702	2,395	2,320
Income taxes (benefit)	1,361	662	519	292

Net income	$2,879	$2,040	$1,876	$2,028

Per share data:
Net income
Basic	$0.24	$0.17	$0.16	$0.19
Diluted	$0.24	$0.17	$0.16	$0.19
Average shares outstanding
Basic	12,088,125	11,763,581	11,409,791	10,954,982
Diluted	12,088,125	11,763,581	11,409,791	10,954,982

	Three Months Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012

Total interest income	$11,029	$10,834	$10,576	$12,761
Total interest expense	4,321	4,063	3,840	3,908

Net interest income	6,708	6,771	6,736	8,853
Provision for loan losses	500	650	600	800

Net interest income after provision for loan losses	6,208	6,121	6,136	8,053

Total noninterest income	1,524	1,623	1,495	2,093
Total noninterest expense	6,662	6,874	6,526	12,943

Income (loss) before income taxes	1,070	870	1,105	(2,797)
Income taxes (benefit)	184	211	311	(673)

Net income (loss)	$886	$659	$794	$(2,124)

Per share data:
Net income
Basic	$0.08	$0.06	$0.07	$(0.18)
Diluted	$0.08	$0.06	$0.07	$(0.18)
Average shares outstanding
Basic	10,807,598	10,840,604	10,857,483	11,632,918
Diluted	10,807,598	10,840,604	10,857,483	11,632,918

21.	SUBSEQUENT EVENTS

On August 16, 2013, the Company announced its intent to acquire the customer deposits and loans from two branches and the property, plant, and equipment of one branch of another community bank in the Company’s market area. The estimated cost of the property, plant, and equipment is $2.5 million. The cost of the customer loans to be acquired, at par, will depend on the balances of these loans immediately preceding the transaction’s closing. The cost of the customer deposits to be acquired, including a weighted-average premium of 5.4 percent will depend on the balances of the deposits immediately preceding the transaction’s closing. The transaction is expected to close in January 2014.

On November 18, 2013, the Company announced that it and Franklin Security Bancorp, Inc. (“FSB”) had executed a definitive agreement whereby the Company will acquire FSB and its wholly owned subsidiary, Franklin Security Bank, through and all-cash deal. Under the terms of the merger agreement, stockholders of FSB will receive $9.75 per share or an aggregate of approximately $15.7 million. Pending the satisfaction of customary closing conditions, including the receipt of all regulatory approvals and the approval of FSB stockholders, the transaction is expected to close in the second quarter of 2014. The merger is expected to be immediately accretive to ESSA Bancorp Inc.’s earnings upon closing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: December 16, 2013	By:	/s/ Gary S. Olson
Gary S. Olson
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2013
Gary S. Olson

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 16, 2013
Allan A. Muto

/s/ John E. Burrus	Director	December 16, 2013
John E. Burrus

/s/ William P. Douglass	Director	December 16, 2013
William P. Douglass

/s/ Daniel J. Henning	Director	December 16, 2013
Daniel J. Henning

/s/ Frederick E. Kutteroff	Director	December 16, 2013
Frederick E. Kutteroff

/s/ Robert C. Selig, Jr.	Director	December 16, 2013
Robert C. Selig, Jr.

/s/ John S. Schoonover, Jr.	Director	December 16, 2013
John S. Schoonover, Jr.

/s/ William A. Viechnicki, D.D.S.	Director	December 16, 2013
William A. Viechnicki, D.D.S.

/s/ Elizabeth B. Weekes	Director	December 16, 2013
Elizabeth B. Weekes

/s/ Brian T. Regan	Director	December 16, 2013
Brian T. Regan

/s/ Joseph T. Svetik	Director	December 16, 2013
Joseph T. Svetik