Form 10-Q
period 2013-12-31
ESSA Bancorp, Inc.
filed 2014-02-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

As of February 3, 2014 there were 11,892,664 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2013	September 30, 2013
	(dollars in thousands)
Cash and due from banks	$11,293	$22,393
Interest-bearing deposits with other institutions	3,524	4,255

Total cash and cash equivalents	14,817	26,648
Certificates of deposit	1,767	1,767
Investment securities available for sale, at fair value	315,829	315,622
Loans receivable (net of allowance for loan losses of $8,369 and $8,064)	922,286	928,230
Regulatory stock, at cost	10,024	9,415
Premises and equipment, net	15,542	15,747
Bank-owned life insurance	29,025	28,797
Foreclosed real estate	2,618	2,111
Intangible assets, net	2,229	2,466
Goodwill	8,817	8,817
Deferred income taxes	12,024	11,183
Other assets	20,218	21,512

TOTAL ASSETS	$1,355,196	$1,372,315

LIABILITIES
Deposits	$996,391	$1,041,059
Short-term borrowings	33,000	23,000
Other borrowings	145,760	129,260
Advances by borrowers for taxes and insurance	7,360	4,962
Other liabilities	6,136	7,588

TOTAL LIABILITIES	1,188,647	1,205,869

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,927,964 and 11,945,564 outstanding at December 31, 2013 and September 30, 2013)	181	181
Additional paid in capital	182,506	182,440
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(10,419)	(10,532)
Retained earnings	73,169	71,709
Treasury stock, at cost; 6,205,131 and 6,187,531 shares outstanding at December 31, 2013 and September 30, 2013, respectively	(76,313)	(76,117)
Accumulated other comprehensive loss	(2,575)	(1,235)

TOTAL STOCKHOLDERS’ EQUITY	166,549	166,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,355,196	$1,372,315

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2013	2012
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$10,523	$12,237
Investment securities:
Taxable	1,527	1,630
Exempt from federal income tax	73	54
Other investment income	59	29

Total interest income	12,182	13,950

INTEREST EXPENSE
Deposits	1,988	1,971
Short-term borrowings	23	36
Other borrowings	680	1,224

Total interest expense	2,691	3,231

NET INTEREST INCOME	9,491	10,719
Provision for loan losses	750	1,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,741	9,719

NONINTEREST INCOME
Service fees on deposit accounts	792	807
Services charges and fees on loans	185	229
Trust and investment fees	211	215
Gain on sale of investments, net	—	30
Gain on sale of loans, net	—	334
Earnings on Bank-owned life insurance	228	226
Insurance commissions	193	175
Other	18	10

Total noninterest income	1,627	2,026

NONINTEREST EXPENSE
Compensation and employee benefits	4,308	4,556
Occupancy and equipment	918	949
Professional fees	409	312
Data processing	680	663
Advertising	106	110
Federal Deposit Insurance Corporation (FDIC) premiums	229	185
Loss (Gain) on foreclosed real estate	42	(226)
Merger related costs	258	—
Amortization of intangible assets	237	250
Other	561	706

Total noninterest expense	7,748	7,505

Income before income taxes	2,620	4,240
Income taxes	616	1,361

NET INCOME	$2,004	$2,879

Earnings per share
Basic	$0.18	$0.24
Diluted	$0.18	$0.24
Dividends per share	$0.05	$0.05

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2013	2012

Net income	$2,004	$2,879
Other comprehensive loss:
Investment securities available for sale:
Unrealized holding loss	(2,036)	(932)
Tax effect	691	318
Reclassification of gains recognized in net income	—	(30)
Tax effect	—	10

Net of tax amount	(1,345)	(634)
Pension plan adjustment:
Related to actuarial losses and prior service cost	7	97
Tax effect	(2)	(33)

Net of tax amount	5	64

Total other comprehensive loss	(1,340)	(570)

Comprehensive income	$664	$2,309

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Dollars in thousands)

Balance, September 30, 2013	11,945,564	$181	$182,440	$(10,532)	$71,709	$(76,117)	$(1,235)	$166,446

Net income					2,004			2,004

Other comprehensive loss							(1,340)	(1,340)
Cash dividends declared ($ .05 per share)					(544)			(544)
Stock based compensation			55					55
Allocation of ESOP stock			11	113				124
Treasury shares purchased	(17,600)					(196)		(196)

Balance, December 31, 2013	11,927,964	$181	$182,506	$(10,419)	$73,169	$(76,313)	$(2,575)	$166,549

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2013	2012
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$2,004	$2,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	1,000
Provision for depreciation and amortization	291	286
Amortization and accretion of discounts and premiums, net	240	369
Net gain on sale of investment securities	—	(30)
Gain on sale of loans, net	—	(334)
Origination of mortgage loans sold	—	(12,963)
Proceeds from sale of mortgage loans originated for sale	—	11,547
Compensation expense on ESOP	124	114
Stock based compensation	55	527
Decrease in accrued interest receivable	106	360
Increase (decrease) in accrued interest payable	309	(13)
Earnings on bank-owned life insurance	(228)	(226)
Deferred federal income taxes	(151)	307
Decrease in prepaid FDIC premiums	—	175
(Gain) loss on foreclosed real estate, net	42	(226)
Amortization of identifiable intangible assets	237	250
Other, net	(606)	2,038

Net cash provided by operating activities	3,173	6,060

INVESTING ACTIVITIES
Purchase of certificates of deposit	—	(500)
Investment securities available for sale:
Proceeds from sale of investment securities	—	1,106
Proceeds from principal repayments and maturities	12,952	37,955
Purchases	(15,457)	(42,306)
Decrease in loans receivable, net	4,586	8,214
Redemption of FHLB stock	626	2,860
Purchase of FHLB stock	(1,235)	—
Investment in limited partnership	—	(110)
Proceeds from sale of foreclosed real estate	82	1,246
Purchase of premises, equipment, and software	(48)	(245)

Net cash provided by investing activities	1,506	8,220

FINANCING ACTIVITIES
Decrease in deposits, net	(44,668)	(21,745)
Net increase in short-term borrowings	10,000	41,219
Proceeds from other borrowings	21,500	7,000
Repayment of other borrowings	(5,000)	(39,000)
Increase in advances by borrowers for taxes and insurance	2,398	3,511
Purchase of treasury stock shares	(196)	(293)
Dividends on common stock	(544)	(605)

Net cash used for financing activities	(16,510)	(9,913)

Increase (decrease) in cash and cash equivalents	(11,831)	4,367
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,648	15,550

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,817	$19,917

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$2,382	$3,244
Income taxes	—	5
Noncash items:
Transfers from loans to foreclosed real estate	$631	$525
Treasury stock payable	—	116

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month period ended December 31, 2013 and 2012.

	Three months ended
	December 31, 2013	December 31, 2012
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,190,794)	(4,906,440)
Average unearned ESOP shares	(1,035,427)	(1,080,703)
Average unearned non-vested shares	(16,718)	(57,827)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,890,156	12,088,125

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	16,073	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,906,229	12,088,125

At December 31, 2013 and 2012 there were options to purchase 317,910 and 1,458,379 shares, respectively, of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At December 31, 2013 and 2012 there were 14,997 and 47,913 shares, respectively, of nonvested stock outstanding at prices of $10.94 and $12.35 per share, respectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$118,067	$1,166	$(2,088)	$117,145
Freddie Mac	57,856	760	(1,628)	56,988
Governmental National Mortgage Association	37,054	246	(267)	37,033
Other mortgage-backed securities	3,111	—	(16)	3,095

Total mortgage-backed securities	216,088	2,172	(3,999)	214,261
Obligations of states and political subdivisions	24,079	555	(622)	24,012
U.S. government agency securities	52,503	188	(738)	51,953
Corporate obligations	12,727	187	(180)	12,734
Trust-preferred securities	4,967	500	—	5,467
Other debt securities	5,369	45	(37)	5,377

Total debt securities	315,733	3,647	(5,576)	313,804
Equity securities - financial services	2,025	—	—	2,025

Total	$317,758	$3,647	$(5,576)	$315,829

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$114,927	$1,691	$(1,595)	$115,023
Freddie Mac	60,111	838	(1,252)	59,697
Governmental National Mortgage Association	39,692	289	(230)	39,751
Other mortgage-backed securities	3,385	—	(19)	3,366

Total mortgage-backed securities	218,115	2,818	(3,096)	217,837
Obligations of states and political subdivisions	23,754	654	(499)	23,909
U.S. government agency securities	52,775	225	(480)	52,520
Corporate obligations	12,756	186	(169)	12,773
Trust-preferred securities	4,943	471	—	5,414
Other debt securities	1,147	7	—	1,154

Total debt securities	313,490	4,361	(4,244)	313,607
Equity securities - financial services	2,025	—	(10)	2,015

Total	$315,515	$4,361	$(4,254)	$315,622

The amortized cost and fair value of debt securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,871	$2,879
Due after one year through five years	40,356	40,616
Due after five years through ten years	68,652	68,104
Due after ten years	203,854	202,205

Total	$315,733	$313,804

For the three months ended December 31, 2013, the Company did not sell any investment securities. For the three months ended December 31, 2012, the Company realized gross gains of $31,000 and gross losses of $1,000 on proceeds from the sale of investment securities of $1.1 million.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2013
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	42	$56,551	$(1,581)	$10,839	$(507)	$67,390	$(2,088)
Freddie Mac	22	29,338	(1,257)	6,704	(371)	36,042	(1,628)
Governmental National Mortgage Association	7	6,280	(196)	3,649	(71)	9,929	(267)
Other mortgage backed securities	3	2,245	(11)	850	(5)	3,095	(16)
Obligations of states and political subdivisions	9	5,393	(288)	3,450	(334)	8,843	(622)
U.S. government agency securities	13	33,663	(737)	999	(1)	34,662	(738)
Corporate obligations	7	6,002	(180)	—	—	6,002	(180)
Other debt securities	1	1,971	(37)	—	—	1,971	(37)

Total	104	$141,443	$(4,287)	$26,491	$(1,289)	$167,934	$(5,576)

	September 30, 2013
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	30	$47,814	$(1,589)	$1,057	$(6)	$48,871	$(1,595)
Freddie Mac	20	32,781	(1,252)	—	—	32,781	(1,252)
Governmental National Mortgage Association	6	10,301	(230)	—	—	10,301	(230)
Other mortgage-backed securities	3	3,366	(19)	—	—	3,366	(19)
Obligations of states and political subdivisions	7	8,064	(499)	—	—	8,064	(499)
U.S. government agency securities	10	30,084	(479)	999	(1)	31,083	(480)
Corporate obligations	5	5,042	(169)		(0)	5,042	(169)
Equity securities	1	1,990	(10)	—	—	1,990	(10)

Total	82	$139,442	$(4,247)	$2,056	$(7)	$141,498	$(4,254)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at December 31, 2013, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2013	September 30, 2013
Held for investment:
Real Estate Loans:
Residential	$674,299	$686,651
Construction	2,895	2,288
Commercial	159,916	159,469
Commercial	9,908	10,125
Obligations of states and political subdivisions	40,439	33,445
Home equity loans and lines of credit	40,798	41,923
Other	2,400	2,393

	930,655	936,294

Less allowance for loan losses	8,369	8,064
Net loans	$922,286	$928,230

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

December 31, 2013
Real Estate Loans:

Residential	$674,299	$12,920	$159	$661,220

Construction	2,895	—	—	2,895
Commercial	159,916	16,716	6,049	137,151

Commercial	9,908	438	460	9,010
Obligations of states and political subdivisions	40,439	—	—	40,439
Home equity loans and lines of credit	40,798	333	4	40,461
Other	2,400	—	—	2,400

Total	$930,655	$30,407	$6,672	$893,576

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

September 30, 2013
Real Estate Loans:
Residential	$686,651	$14,018	$271	$672,362
Construction	2,288	—	—	2,288
Commercial	159,469	15,478	6,355	137,636
Commercial	10,125	220	502	9,403
Obligations of states and political subdivisions	33,445	—	—	33,445
Home equity loans and lines of credit	41,923	379	3	41,541
Other	2,393	—	—	2,393

Total	$936,294	$30,095	$7,131	$899,068

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no specific allowance recorded:
Real Estate Loans
Residential	$9,842	$11,417	$—	$10,081	$56
Construction	—	—	—	—	—
Commercial	20,286	21,564	—	18,939	191
Commercial	898	929	—	793	3
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	337	677	—	338	2
Other	—	—	—	—	—

Total	31,363	34,587	—	30,151	252

With an allowance recorded:
Real Estate Loans
Residential	3,237	3,345	545	3,003	35
Construction	—	—	—	—	—
Commercial	2,479	2,600	259	2,813	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total	5,716	5,945	804	5,816	35

Total:
Real Estate Loans
Residential	13,079	14,762	545	13,084	91
Construction	—	—	—	—	—
Commercial	22,765	24,164	259	21,752	191
Commercial	898	929	—	793	3
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	337	677	—	338	2
Other	—	—	—	—	—

Total Impaired Loans	$37,079	$40,532	$804	$35,967	$287

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no specific allowance recorded:
Real Estate Loans
Residential	$11,251	$13,013	$—	$9,716	$159
Construction	—	—	—	—	—
Commercial	18,711	20,258	—	20,751	615
Commercial	722	731	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	683	—	373	3
Other	—	—	—	18	—

Total	31,066	34,685	—	31,892	786

With an allowance recorded:
Real Estate Loans
Residential	3,038	3,221	518	2,655	74
Construction	—	—	—	—	—
Commercial	3,122	3,178	301	2,839
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—
Other	—	—	—	—	—

Total	6,160	6,399	819	5,494	74

Total:
Real Estate Loans
Residential	14,289	16,234	518	12,371	233
Construction	—	—	—	—	—
Commercial	21,833	23,436	301	23,590	615
Commercial	722	731	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	683	—	373	3
Other	—	—	—	18	—

Total Impaired Loans	$37,226	$41,084	$819	$37,386	$860

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2013 and September 30, 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial real estate loans	$131,743	$6,796	$21,066	$311	$159,916
Commercial	8,945	407	556	—	9,908
Obligations of states and political subdivisions	40,439	—	—	—	40,439

Total	$181,127	$7,203	$21,622	$311	$210,263

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial real estate loans	$129,799	$9,440	$20,230	$—	$159,469
Commercial	9,466	436	223	—	10,125
Obligations of states and political subdivisions	33,445	—	—	—	33,445

Total	$172,710	$9,876	$20,453	$—	$203,039

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2013 and September 30, 2013 (in thousands):

	Performing	Non-performing	Total
December 31, 2013
Real estate loans:
Residential	$664,454	$9,845	$674,299
Construction	2,895	—	2,895
Home equity loans and lines of credit	40,407	391	40,798
Other	2,400	—	2,400

Total	$710,156	$10,236	$720,392

	Performing	Non-performing	Total
September 30, 2013
Real estate loans:
Residential	$675,706	$10,945	$686,651
Construction	2,288	—	2,288
Home equity loans and lines of credit	41,584	339	41,923
Other	2,393	—	2,393

Total	$721,971	$11,284	$733,255

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2013 and September 30, 2013 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2013
Real estate loans
Residential	$660,623	$2,616	$1,215	$—	$9,845	$13,676	$674,299
Construction	2,895	—	—	—	—	—	2,895
Commercial	147,320	200	329	—	12,067	12,596	159,916
Commercial	8,650	—	58	—	1,200	1,258	9,908
Obligations of states and political subdivisions	40,439	—	—	—	—	—	40,439
Home equity loans and lines of credit	40,189	201	17	—	391	609	40,798
Other	2,350	7	43	—	—	50	2,400

Total	$902,466	$3,024	$1,662	$—	$23,503	$28,189	$930,655

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2013
Real estate loans
Residential	$671,850	$2,866	$990	$—	$10,945	$14,801	$686,651
Construction	2,288	—	—	—	—	—	2,288
Commercial	146,062	2,589		—	10,818	13,407	159,469
Commercial	8,948	—	—	—	1,177	1,177	10,125
Obligations of states and political subdivisions	33,445	—	—	—	—	—	33,445
Home equity loans and lines of credit	41,380	127	77	—	339	543	41,923
Other	2,336	57	—	—	—	57	2,393

Total	$906,309	$5,639	$1,067	$—	$23,279	$29,985	$936,294

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2013 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2013 (in thousands):

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$21	$393	$8,064
Charge-offs	(387)	—	(38)	(48)	—	(63)	—	—	(536)
Recoveries	77	—	—	11	—	—	3	—	91
Provision	426	6	103	30	(24)	124	(2)	87	750

ALL balance at December 31, 2013	$5,903	$26	$1,011	$330	$106	$491	$22	$480	$8,369

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302
Charge-offs	(645)	—	(106)	—	—	(35)	—	—	(786)
Recoveries	37	—	1	—	—	1	—	—	39
Provision	756	(21)	190	(90)	(11)	(88)	111	153	1,000

ALL balance at December 31, 2012	$5,549	$8	$784	$384	$116	$377	$133	$204	$7,555

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
Individually evaluated for impairment	$545	$—	$259	$—	$—	$—	$—	$—	$804
Collectively evaluated for impairment	5,358	26	752	330	106	491	22	480	7,565

ALL balance at December 31, 2013	$5,903	$26	$1,011	$330	$106	$491	$22	$480	$8,369

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
Individually evaluated for impairment	$518	$—	$301	$—	$—	$—	$—	$—	$819
Collectively evaluated for impairment	5,269	20	645	337	130	430	21	393	7,245

ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$21	$393	$8,064

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial real estate and other loan segments for the three month period ending December 31, 2013 due to increased charge off activity and impairment evaluations in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2013 and 2012.

For the Three Months Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	4	$599	$599
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	4	$599	$599

Of the four new troubled debt restructurings granted for the three months ended December 31, 2013, two loans totaling $469,000 were granted terms concessions and two loans totaling $130,000 were granted terms and rate concessions.

For the Three Months Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$130	$130
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	1	$130	$130

One loan for $130,000 was granted terms and rate concessions for the three months ended December 31, 2012.

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification.

For the Twelve Months Ended December 31, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	$—	$—
Construction	—	—
Commercial	—	—
Commercial	—	—
Obligations of states and political subdivisions	—	—
Home equity loans and lines of credit	1	98
Other	—	—

Total	$1	$98

There were no troubled debt restructurings that defaulted within one year of modification for the twelve months ended December 31, 2012.

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2013	September 30, 2013
Non-interest bearing demand accounts	$59,110	$58,795
NOW accounts	93,141	99,857
Money market accounts	137,300	138,049
Savings and club accounts	111,317	110,189
Certificates of deposit	595,523	634,169

Total	$996,391	$1,041,059

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2013 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2013	2012

Service Cost	$144	$176
Interest Cost	191	179
Expected return on plan assets	(290)	(258)
Amortization of unrecognized loss	7	97

Net periodic benefit cost	$52	$194

The Bank plans to contribute $550,000 to its pension plan in 2014.

10.	Equity Incentive Plan

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

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

For the three months ended December 31, 2013 and 2012, the Company recorded $55,000 and $527,000 of share-based compensation expense, respectively, comprised of restricted stock expense of $55,000 for the December 31, 2013 period and stock option expense of $172,000 and restricted stock expense of $356,000 for the December 31, 2012 period. Expected future compensation expense relating to the 14,995 restricted shares at December 31, 2013, is $164,000 over the remaining vesting period of 0.75 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended December 31, 2013.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2013	1,458,379	$12.35	4.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, December 31, 2013	1,458,379	$12.35	4.42	$—

Exercisable at December 31, 2013	1,458,379	$12.35	4.42	$—

The weighted-average grant date fair value of the Company’s non-vested options as of December 31, 2013 and 2012 was $12.35.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2013, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2013	14,995	$10.94
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2013	14,995	$10.94

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of December 31, 2013 and September 30, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at December 31, 2013
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2013
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$214,261	$—	$214,261
Obligations of states and political subdivisions	—	24,012	—	24,012
U.S. government agencies	—	51,953	—	51,953
Corporate obligations	—	12,734	—	12,734
Trust-preferred securities	—	3,627	1,840	5,467
Other debt securities	—	5,377	—	5,377
Equity securities-financial services	2,025	—	—	2,025

Total debt and equity securities	$2,025	$311,964	$1,840	$315,829
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,618	$2,618
Impaired loans measured on a non-recurring basis	$—	$—	$36,275	$36,275

	Fair Value Measurement at September 30, 2013
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2013
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$217,837	$—	$217,837
Obligations of states and political subdivisions	—	23,909	—	23,909
U.S. government agencies	—	52,520	—	52,520
Corporate obligations	—	12,773	—	12,773
Trust-preferred securities	—	3,614	1,800	5,414
Other debt securities	—	1,154	—	1,154
Equity securities-financial services	2,015	—	—	2,015

Total debt and equity securities	$2,015	$311,807	$1,800	$315,622
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,111	$2,111
Impaired loans measured on a non-recurring basis	$—	$—	$36,407	$36,407

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the periods ended December 31, 2013 and September 30, 2013.

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	December 31, 2013	September 30, 2013
Beginning balance	$1,800	$1,740
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	40	60
Transfers in and/or out of Level III	—	—

Ending balance	$1,840	$1,800

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2013, 224 impaired loans with a carrying value of $37.1 million were reduced by specific valuation allowance totaling $804,000 resulting in a net fair value of $36.3 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2013:
Impaired loans	36,275	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30% (23.0%)
Foreclosed real estate owned	2,618	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 40% (21.9%)

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2013:
Impaired loans	36,407	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30% (23.5%)
Foreclosed real estate owned	2,111	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 40% (20.4%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	December 31, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$14,817	$14,817	$—	$—	$14,817
Investment and mortgage backed securities available for sale	315,829	2,025	311,964	1,840	315,829
Loans receivable, net	922,286	—	—	943,403	943,403
Accrued interest receivable	4,307	4,307	—	—	4,307
FHLB stock	10,024	10,024	—	—	10,024
Mortgage servicing rights	371	—	—	371	371
Bank owned life insurance	29,025	29,025	—	—	29,025

Financial liabilities:
Deposits	$996,391	$377,386	$—	$598,669	976,055
Short-term borrowings	33,000	33,000	—	—	33,000
Other borrowings	145,760	—	—	145,630	145,630
Advances by borrowers for taxes and insurance	7,360	7,360	—	—	7,360
Accrued interest payable	1,142	1,142	—	—	1,142

	September 30, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$26,648	$26,648	$—	$—	$26,648
Investment and mortgage backed securities available for sale	315,622	2,015	311,807	1,800	315,622
Loans receivable, net	928,230	—	—	951,120	951,120
Accrued interest receivable	4,413	4,413	—	—	4,413
FHLB stock	9,415	9,415	—	—	9,415
Mortgage servicing rights	382	—	—	382	382
Bank owned life insurance	28,797	28,797	—	—	28,797

Financial liabilities:
Deposits	$1,041,059	$406,890	$—	$638,510	1,045,400
Short-term borrowings	23,000	23,000	—	—	23,000
Other borrowings	129,260	—	—	124,504	124,504
Advances by borrowers for taxes and insurance	4,962	4,962	—	—	4,962
Accrued interest payable	833	833	—	—	833

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

12.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three months ended December 31, 2013 and 2012 is as follows:

		Accumulated Other Comprehensive Income/(Loss) (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at September 30, 2013	$(1,306)	$71	$(1,235)
Other comprehensive loss before reclassifications	—	(1,345)	(1,345)
Amounts reclassified from accumulated other comprehensive income	5	—	5

Period change	5	(1,345)	(1,340)

Balance at December 31, 2013	$(1,301)	$(1,274)	$(2,575)

Balance at September 30, 2012	$(4,450)	$6,208	$1,758
Other comprehensive loss before reclassifications	—	(614)	(614)
Amounts reclassified from accumulated other comprehensive income	64	(20)	44

Period change	64	(634)	(570)

Balance at December 31, 2012	$(4,386)	$5,574	$1,188

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 34%.

	Amount Reclassified from Accumulated Other Comprehensive Income (1)
	Accumulated Other Comprehensive Income for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
	2013	2012
Securities available for sale:
Net securities gains reclassified into earnings	$—	$30	Gain on sale of investments, net
Related income tax expense	—	(10)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	—	20	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	(7)	(97)	Compensation and employee benefits
Related income tax expense	$2	$33	Provision for income taxes

Net effect on accumulated other	(5)	(64)	Net of tax

Total reclassification for the period	$(5)	$(44)	Net of tax

(1)	Amounts in parentheses indicate debits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Total Assets. Total assets decreased by $17.1 million, or 1.3%, to $1,355 million at December 31, 2013 from $1,372 million at September 30, 2013. Decreases in cash and due from banks and loans receivable were the primary reasons for the decline.

Cash and Due from Banks. Cash and due from banks declined $11.1 million to $11.3 million at December 31, 2013 from $22.4 million at September 30, 2013. The primary reason for the decline was a decline in the Company’s Federal Reserve account of $9.8 million.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $731,000, or 17.2%, to $3.5 million at December 31, 2013 from $4.3 million at September 30, 2013.

Net Loans. Net loans decreased $5.9 million, or 0.6%, to $922.3 million at December 31, 2013 from $928.2 million at September 30, 2013. During this period, residential real estate loans outstanding decreased by $12.4 million to $674.3 million. Commercial loans decreased $217,000 to $9.9 million, and home equity loans and lines of credit decreased $1.1 million to $40.8 million. These decreases were partially offset by increases in construction loans outstanding of $607,000 to $2.9 million, commercial real estate loans of $447,000 to $159.9 million, other loans of $7,000 to $2.4 million and obligations of states and political subdivisions of $7.0 million to $40.4 million.

Other Assets. Other assets decreased $1.3 million, or 6.0%, to $20.2 million at December 31, 2013 from $21.5 million at September 30, 2013.

Deposits. Deposits decreased $44.7 million, or 4.3%, to $996.4 million at December 31, 2013 from $1.0 billion at September 30, 2013. At December 31, 2013 compared to September 30, 2013, certificate of deposit accounts decreased $38.6 million to $595.5 million, NOW accounts decreased $6.7 million to $93.1 million, and money market accounts decreased $749,000 million to $137.3 million. These decreases were offset, in part, during the same period by an increase in non-interest bearing demand accounts of $315,000 million to $59.1 million and savings and club accounts of $1.1 million to $111.3 million. Included in the certificates of deposit at December 31, 2013 was a decrease in brokered certificates of $32.5 million to $200.9 million. Brokered certificates declined primarily because FHLBank Pittsburgh borrowings were a less costly funding alternative.

Borrowed Funds. Borrowed funds increased by $26.5 million, or 17.4%, to $178.8 million at December 31, 2013, from $152.3 million at September 30, 2013. The increase in borrowed funds was primarily due to increases in short term FHLBank Pittsburgh borrowings of $10.0 million and other borrowings of $16.5 million.

Stockholders’ Equity. Stockholders’ equity increased by $103,000, or 0.1%, to $166.5 million at December 31, 2013 from $166.5 million at September 30, 2013. This increase was primarily the result of net income of $2.0 million which was partially offset by an increase in accumulated other comprehensive loss of $1.3 million to $2.6 million at December 31, 2013 from $1.2 million at September 30, 2013.

Average Balance Sheets for the Three Months Ended December 31, 2013 and 2012

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$928,643	$10,523	4.50%	$953,090	$12,237	5.09%
Investment securities
Taxable (2)	87,136	426	1.94%	96,785	422	1.73%
Exempt from federal income tax (2) (3)	13,685	73	3.21%	10,038	54	3.23%

Total investment securities	100,821	499	2.11%	106,823	476	1.87%
Mortgage-backed securities	217,736	1,101	2.01%	218,612	1,208	2.19%
Federal Home Loan Bank stock	9,729	55	2.24%	19,914	24	0.48%
Other	7,989	4	0.20%	5,657	5	0.35%

Total interest-earning assets	1,264,918	12,182	3.83%	1,304,096	13,950	4.25%
Allowance for loan losses	(7,993)			(7,408)
Noninterest-earning assets	104,109			102,046

Total assets	$1,361,034			$1,398,734

Interest-bearing liabilities:
NOW accounts	$90,559	11	0.05%	$95,415	13	0.05%
Money market accounts	137,745	70	0.20%	153,302	116	0.30%
Savings and club accounts	107,367	14	0.05%	100,692	12	0.05%
Certificates of deposit	614,547	1,893	1.22%	578,902	1,830	1.25%
Borrowed funds	170,358	703	1.64%	228,709	1,260	2.19%

Total interest-bearing liabilities	1,120,576	2,691	0.95%	1,157,020	3,231	1.11%
Non-interest bearing NOW accounts	58,412			48,791
Noninterest-bearing liabilities	13,988			15,586

Total liabilities	1,192,976			1,221,397
Equity	168,058			177,337

Total liabilities and equity	$1,361,034			$1,398,734

Net interest income		$9,491			$10,719

Interest rate spread			2.88%			3.14%
Net interest-earning assets	$144,342			$147,076

Net interest margin (4)			2.98%			3.26%
Average interest-earning assets to average interest-bearing liabilities		112.88%			112.71%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and December 31, 2012

Net Income. Net income decreased $875,000, or 30.4%, to $2.0 million for the three months ended December 31, 2013 compared to net income of $2.9 million for the comparable period in 2012. The decrease was due primarily to decreases in net interest income and noninterest income along with an increase in noninterest expenses.

Net Interest Income. Net interest income decreased $1.2 million, or 11.5%, to $9.5 million for the three months ended December 31, 2013 from $10.7 million for the comparable period in 2012. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.88% for the three months ended December 31, 2013, from 3.14% for the comparable period in 2012, along with a decrease of $2.7 million in the Company’s average net earnings assets.

Interest Income. Interest income decreased $1.8 million, or 12.7%, to $12.2 million for the three months ended December 31, 2013 from $14.0 million for the comparable 2012 period. The decrease resulted primarily from a decline in the yield on interest earning assets. Average interest earning assets decreased $39.2 million and the average yield on interest earning assets decreased forty-two basis points. The average yield on interest earning assets was 3.83% for the three months ended December 31, 2013, as compared to 4.25% for the comparable 2012 period. Loans decreased on average $24.4 million between the two periods. In addition, average investment securities decreased $6.0 million, mortgage-backed securities decreased $876,000, FHLBank Pittsburgh stock decreased $10.2 million and other interest earning assets increased $2.3 million. The increase in other interest earning assets was primarily due to a corresponding increase in the average balance of cash held at FHLBank Pittsburgh. Interest income for the three months ended December 31, 2013 included approximately $77,000 of net accretion of fair market value adjustments for credit and yield applied to First Star loans at the acquisition closing date of July 31, 2012 compared to $424,000 for the comparable 2012 period. In addition, interest income for the quarter included approximately $541,000 of the recapture of fair value adjustments to loans acquired as part of the First Star acquisition that were either fully or partially repaid during the quarter compared to $973,000 of similar repayments for the comparable 2012 period.

Interest Expense. Interest expense decreased $540,000, or 16.7%, to $2.7 million for the three months ended December 31, 2013 from $3.2 million for the comparable 2012 period. The decrease resulted from a 16 basis point decrease in the overall cost of interest bearing liabilities to 0.95% for the three months ended December 31, 2013 from 1.11% for the comparable 2012 period, along with a $36.4 million decrease in average interest-bearing liabilities. Average interest bearing liabilities decreased primarily as a result of declines in borrowed funds of $58.4 million, money market accounts of $15.6 million and NOW accounts of $4.9 million offset, in part, by an increase in certificates of deposit of $35.6 million and savings and club accounts of $6.7 million.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $750,000 for the three month period ended December 31, 2013 as compared to $1.0 million for the three month period ended December 31, 2012. The allowance for loan losses was $8.4 million, or 0.90% of loans outstanding, at December 31, 2013, compared to $8.1 million, or 0.86% of loans outstanding at September 30, 2013.

Non-interest Income. Non-interest income decreased $399,000, or 19.7%, to $1.6 million for the three months ended December 31, 2013 from $2.0 million for the comparable period in 2012. The primary reasons for the decrease were decreases in gain on sale of loans, net of $334,000, service fees on loans of $44,000 and gain on sale of investments of $30,000 during the three months ended December 31, 2013. As part of its overall interest rate risk management strategy, the Company sold $11.5 million of long-term, fixed-rate mortgage loans during the quarter ended December 31, 2012. There were no loans sold during the quarter ended December 31, 2013.

Non-interest Expense. Non-interest expense increased $243,000, or 3.2%, to $7.7 million for the three months ended December 31, 2013 from $7.5 million for the comparable period in 2012. The primary reasons for the increase were increases in (gain) loss on foreclosed real estate of $268,000, merger related costs of $258,000 and professional fees of $97,000. These increases were partially offset by decreases in compensation and employee benefits of $248,000 and occupancy and equipment of $31,000 and amortization of intangible assets of $145,000.

Income Taxes. Income tax expense decreased $745,000 to $616,000 for the three months ended December 31, 2013 from $1.4 million for the comparable 2012 period. The decrease was primarily a result of a decrease in income before taxes of $1.6 million for the three months ended December 31, 2013. The effective tax rate was 23.5% for the three months ended December 31, 2013, compared to 32.1% for the 2012 period. The decrease in the effective tax rate was primarily due to the increase in low income housing tax credits for the three months ended December 31, 2013 compared to the 2012 period and to the decrease in the portion of pre-tax income derived from non-taxable loan and investment income for the 2013 period compared to the 2012 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	December 31, 2013	September 30, 2013

Non-performing assets:
Non-accruing loans	$23,503	$23,279
Troubled debt restructures	713	585

Total non-performing loans	24,216	23,864
Foreclosed real estate	2,618	2,111

Total non-performing assets	$26,834	$25,975

Ratio of non-performing loans to total loans	2.60%	2.55%
Ratio of non-performing loans to total assets	1.79%	1.74%
Ratio of non-performing assets to total assets	1.98%	1.89%
Ratio of allowance for loan losses to total loans	0.90%	0.86%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $860,000 to $26.8 million at December 31, 2013 from $26.0 million at September 30, 2013. Non-performing loans increased $352,000 to $24.2 million at December 31, 2013 from $23.9 million at September 30, 2013. The increase was primarily due to an increase of $1.2 million in nonperforming commercial loans and was offset, in part, by a decline in residential mortgage loans of $1.1 million. The increase in commercial loans was primarily due to the addition of one commercial real estate loan. At December 31, 2013 the outstanding balance of this loan was $1.7 million. The number of nonperforming residential loans decreased to 86 at December 31, 2013, from 89 at September 30, 2013. The $23.5 million of non-accruing loans at December 31, 2013 included 82 residential loans with an aggregate outstanding balance of $8.9 million that were past due 90 or more days at December 31, 2013, 52 commercial and commercial real estate loans with aggregate outstanding balances of $4.8 million and 18 consumer loans with aggregate balances of $310,000. Within the residential loan balance are $927,000 of loans less than 90 days past due. In the quarter ended December 31, 2013, the Company identified seven residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $507,000 to $2.6 million at December 31, 2013 from $2.1 million at September 30, 2013. Foreclosed real estate consists of 24 residential properties, two building lots and four commercial properties.

At December 31, 2013, the principal balance of troubled debt restructures was $7.7 million as compared to $7.8 million at September 30, 2013. Of the $7.7 million of troubled debt restructures at December 31, 2013, $4.4 million are performing loans and $3.3 million are non-accrual loans. An additional $713,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 59 loans that comprise our troubled debt restructures at December 31, 2013, no loans were granted a rate concession at a below market interest rate. Nineteen loans with balances totaling $2.8 million were granted market rate and terms concessions, and 40 loans with balances totaling $4.9 million were granted term concessions.

As of December 31, 2013, troubled debt restructures were comprised of 42 residential loans totaling $6.0 million, 11 commercial and commercial real estate loans totaling $1.5 million, and six consumer (home equity loans, home equity lines and credit, and other) totaling $197,000.

For the three month period ended December 31, 2013, one loan totaling $357,000 paid off and was removed from TDR status.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended December 31, 2013, we modified 11 loans ($957,000) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, there were eight such loans in the three months ended December 31, 2013 with an aggregate balance of approximately $7.1 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2013, $14.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $2.9 million at December 31, 2013. As of December 31, 2013, we had $168.8 million in borrowings outstanding from FHLBank Pittsburgh and $10.0 million in borrowings through repurchase agreements with other financial institutions. We have access to additional FHLBank Pittsburgh advances of up to approximately $592.9 million.

At December 31, 2013, we had $59.8 million in loan commitments outstanding, which included, in part, $19.3 million in undisbursed construction loans and land development loans, $31.8 million in unused home equity lines of credit, $3.5 million in commercial lines of credit and commitments to originate commercial loans, $4.5 million in performance standby letters of credit and $4.2 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2013 totaled $254.2 million, or 42.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.2 million and $6.1 million for the three months ended December 31, 2013 and 2012, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided in investing activities was $1.5 million and $8.2 million for the three months ended December 31, 2013 and 2012, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash used of $16.5 million and $9.9 million for the three months ended December 31, 2013 and 2012, respectively.

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

Contractual Obligations

During the first three months of fiscal 2014, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2013.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2013.

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

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A to Part I of Form 10-K for the year ended September 30, 2013 filed on December 16, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended December 31, 2013.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 31, 2013	—	$—	—
November 30, 2013	—	—	—
December 31, 2013	17,600	11.14	17,600

Total	17,600	$11.14	17,600	41,626

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: February 10, 2014	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 10, 2014	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer