Form 10-Q
period 2014-03-31
ESSA Bancorp, Inc.
filed 2014-05-12
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014 there were 11,871,478 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2014	September 30, 2013
	(dollars in thousands)
Cash and due from banks	$12,895	$22,393
Interest-bearing deposits with other institutions	27,767	4,255

Total cash and cash equivalents	40,662	26,648
Certificates of deposit	1,767	1,767
Investment securities available for sale, at fair value	314,329	315,622
Loans receivable (net of allowance for loan losses of $8,662 and $8,064)	906,356	928,230
Regulatory stock, at cost	10,353	9,415
Premises and equipment, net	17,055	15,747
Bank-owned life insurance	29,250	28,797
Foreclosed real estate	2,168	2,111
Intangible assets, net	1,992	2,466
Goodwill	10,259	8,817
Deferred income taxes	11,350	11,183
Other assets	19,853	21,512

TOTAL ASSETS	$1,365,394	$1,372,315

LIABILITIES
Deposits	$998,430	$1,041,059
Short-term borrowings	38,000	23,000
Other borrowings	145,550	129,260
Advances by borrowers for taxes and insurance	8,870	4,962
Other liabilities	6,810	7,588

TOTAL LIABILITIES	1,197,660	1,205,869

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,885,778 and 11,945,564 outstanding at March 31, 2014 and September 30, 2013)	181	181
Additional paid in capital	182,586	182,440
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(10,306)	(10,532)
Retained earnings	73,912	71,709
Treasury stock, at cost; 6,247,317 and 6,187,531 shares outstanding at March 31, 2014 and September 30, 2013, respectively	(76,793)	(76,117)
Accumulated other comprehensive loss	(1,846)	(1,235)

TOTAL STOCKHOLDERS’ EQUITY	167,734	166,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,365,394	$1,372,315

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$9,843	$11,041	$20,366	$23,278
Investment securities:
Taxable	1,523	1,558	3,050	3,188
Exempt from federal income tax	72	73	145	127
Other investment income	85	18	144	47

Total interest income	11,523	12,690	23,705	26,640

INTEREST EXPENSE
Deposits	1,906	1,848	3,894	3,819
Short-term borrowings	27	46	50	82
Other borrowings	652	912	1,332	2,136

Total interest expense	2,585	2,806	5,276	6,037

NET INTEREST INCOME	8,938	9,884	18,429	20,603
Provision for loan losses	750	850	1,500	1,850

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,188	9,034	16,929	18,753

NONINTEREST INCOME
Service fees on deposit accounts	722	711	1,514	1, 518
Services charges and fees on loans	104	268	289	497
Trust and investment fees	230	196	441	411
Gain on sale of investments, net	236	708	236	738
Gain on sale of loans, net	—	81	—	415
Earnings on Bank-owned life insurance	225	248	453	474
Insurance commissions	227	232	420	407
Other	8	14	26	24

Total noninterest income	1,752	2,458	3,379	4,484

NONINTEREST EXPENSE
Compensation and employee benefits	4,357	5,068	8,665	9,624
Occupancy and equipment	1,065	1,030	1,983	1,979
Professional fees	498	592	907	904
Data processing	769	805	1,449	1,468
Advertising	114	145	220	255
Federal Deposit Insurance Corporation (FDIC) premiums	235	293	464	478
Gain on foreclosed real estate	(93)	(172)	(51)	(398)
Merger related costs	88	—	346	—
Amortization of intangible assets	237	249	474	499
Other	614	780	1,175	1,486

Total noninterest expense	7,884	8,790	15,632	16,295

Income before income taxes	2,056	2,702	4,676	6,942
Income taxes	554	662	1,170	2,023

NET INCOME	$1,502	2,040	$3,506	$4,919

Earnings per share
Basic	$0.14	0.17	$0.32	$0.41
Diluted	$0.14	0.17	$0.32	$0.41
Dividends per share	$0.07	0.05	$0.12	$0.10

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)

Net income	$1,502	$2,040	$3,506	$4,919
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	1,333	(946)	(703)	(1,877)
Tax effect	(453)	321	239	638
Reclassification of gains recognized in net income	(236)	(708)	(236)	(738)
Tax effect	80	241	80	251

Net of tax amount	724	(1,092)	(620)	(1,726)
Pension plan adjustment:
Related to actuarial losses and prior service cost	7	99	14	196
Tax effect	(2)	(32)	(5)	(65)

Net of tax amount	5	67	9	131

Total other comprehensive income (loss)	729	(1,025)	(611)	(1,595)

Comprehensive income	$2,231	$1,015	$2,895	$3,324

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(dollars in thousands)

Balance, September 30, 2013	11,945,564	$181	$182,440	$(10,532)	$71,709	$(76,117)	$(1,235)	$166,446
Net income					3,506			3,506
Other comprehensive loss							(611)	(611)
Cash dividends declared ($.12 per share)					(1,303)			(1,303)
Stock based compensation			122					122
Allocation of ESOP stock			24	226				250
Treasury shares purchased	(59,786)					(676)		(676)

Balance, March 31, 2014	11,885,778	$181	$182,586	$(10,306)	$73,912	$(76,793)	$(1,846)	$167,734

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2014	2013
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,506	$4,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	1,850
Provision for depreciation and amortization	583	569
Amortization and accretion of discounts and premiums, net	467	891
Net gain on sale of investment securities	(236)	(738)
Gain on sale of loans, net	—	(415)
Origination of mortgage loans sold	—	(18,821)
Proceeds from sale of mortgage loans originated for sale	—	19,582
Compensation expense on ESOP	250	239
Stock based compensation	122	1,055
Decrease in accrued interest receivable	222	257
Decrease in accrued interest payable	(24)	(281)
Earnings on bank-owned life insurance	(453)	(474)
Deferred federal income taxes	(148)	745
Decrease in prepaid FDIC premiums	—	449
Increase in accrued pension liability	—	408
Gain on foreclosed real estate, net	(51)	(398)
Amortization of identifiable intangible assets	474	499
Other, net	994	2,084

Net cash provided by operating activities	7,206	12,420

INVESTING ACTIVITIES
Purchase of certificates of deposit	—	(500)
Investment securities available for sale:
Proceeds from sale of investment securities	8,065	39,189
Proceeds from principal repayments and maturities	37,245	65,070
Purchases	(45,221)	(92,372)
Decrease in loans receivable, net	20,065	8,689
Redemption of FHLB stock	1,484	5,652
Purchase of FHLB stock	(2,422)	—
Investment in limited partnership	—	(110)
Proceeds from sale of foreclosed real estate	1,367	2,393
Acquisition, including cash acquired	4,654	—
Capital improvements to foreclosed real estate	—	(39)
Purchase of premises, equipment, and software	(267)	(481)

Net cash provided by investing activities	24,970	27,491

FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(51,381)	14,395
Net increase (decrease) in short-term borrowings	15,000	(10,243)
Proceeds from other borrowings	30,500	16,800
Repayment of other borrowings	(14,210)	(50,200)
Increase in advances by borrowers for taxes and insurance	3,908	5,993
Purchase of treasury stock shares	(676)	(7,064)
Dividends on common stock	(1,303)	(1,182)

Net cash used for financing activities	(18,162)	(31,501)

Increase in cash and cash equivalents	14,014	8,410

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,648	15,550

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,662	$23,960

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$5,300	$6,318
Income taxes	2	655
Noncash items:
Transfers from loans to foreclosed real estate	$1,373	$657
Treasury stock payable	—	26
Acquisition of FNCB:
Cash received	$4,640	$—
Noncash assets acquired
Loans receivable and accrued interest receivable	$1,033	$—
Premises and equipment	1,626	—
Goodwill	1,442	—

	4,101	—

Liabilities assumed:
Certificates of deposit	$3,069	$—
Deposits other than certificates of deposit	5,683	—

	8,752	—

Net noncash assets acquired	$(4,651)	$—

Cash acquired	$11	$—

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR, Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision as a savings and loan holding company by the Federal Reserve Board. The Bank is a Pennsylvania-chartered savings bank located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton and Lehigh counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Banking Department and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the six month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2014 and 2013.

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,236,798)	(5,261,181)	(6,213,543)	(5,081,861)
Average unearned ESOP shares	(1,024,111)	(1,069,387)	(1,029,831)	(1,075,107)
Average unearned non-vested shares	(12,667)	(38,945)	(13,864)	(43,587)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,859,519	11,763,582	10,875,857	11,932,540

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	184	—	8,214	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,859,703	11,763,582	10,884,071	11,932,540

At March 31, 2014 and 2013 there were options to purchase 317,910 and 1,458,379 shares, respectively, of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At March 31, 2014 and 2013 there were 8,886 and 19,110 shares, respectively, of nonvested stock outstanding at prices of $10.94 and $12.35 per share, respectively that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$119,520	$1,232	$(1,719)	$119,033
Freddie Mac	64,581	586	(1,389)	63,778
Governmental National Mortgage Association	31,602	170	(205)	31,567
Other mortgage-backed securities	2,883	—	(12)	2,871

Total mortgage-backed securities	218,586	1,988	(3,325)	217,249
Obligations of states and political subdivisions	22,810	722	(426)	23,106
U.S. government agency securities	48,276	192	(627)	47,841
Corporate obligations	13,199	197	(96)	13,300
Trust-preferred securities	4,990	556	—	5,546
Other debt securities	5,275	19	(32)	5,262

Total debt securities	313,136	3,674	(4,506)	312,304
Equity securities - financial services	2,025	—	—	2,025

Total	$315,161	$3,674	$(4,506)	$314,329

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$114,927	$1,691	$(1,595)	$115,023
Freddie Mac	60,111	838	(1,252)	59,697
Governmental National Mortgage Association	39,692	289	(230)	39,751
Other mortgage-backed securities	3,385	—	(19)	3,366

Total mortgage-backed securities	218,115	2,818	(3,096)	217,837
Obligations of states and political subdivisions	23,754	654	(499)	23,909
U.S. government agency securities	52,775	225	(480)	52,520
Corporate obligations	12,756	186	(169)	12,773
Trust-preferred securities	4,943	471	—	5,414
Other debt securities	1,147	7	—	1,154

Total debt securities	313,490	4,361	(4,244)	313,607
Equity securities - financial services	2,025	—	(10)	2,015

Total	$315,515	$4,361	$(4,254)	$315,622

The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,622	$1,635
Due after one year through five years	45,608	45,754
Due after five years through ten years	63,886	63,928
Due after ten years	202,020	200,987

Total	$313,136	$312,304

For the three and six months ended March 31, 2014, the Company realized gross gains of $247,000 and gross losses of $11,000 on proceeds from the sale of investment securities of $8.1 million. For the three months ended March 31, 2013, the Company realized gross gains of $725,000 and gross losses of $17,000 on proceeds from the sale of investment securities of $38.1 million. For the six months ended March 31, 2013, the Company realized gross gains of $756,000 and gross losses of $18,000 on proceeds from the sale of investment securities of $39.2 million.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2014
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	34	$39,925	$(989)	$15,211	$(730)	$55,136	$(1,719)
Freddie Mac	28	37,382	(972)	10,072	(417)	47,454	(1,389)
Governmental National Mortgage Association	8	5,004	(29)	6,747	(176)	11,751	(205)
Other mortgage-backed securities	3	559	(2)	2,312	(10)	2,871	(12)
Obligations of states and political subdivisions	6	2,883	(117)	4,752	(309)	7,635	(426)
U.S. government agency securities	13	33,970	(627)	—	—	33,970	(627)
Corporate obligations	6	5,415	(96)	—	—	5,415	(96)
Other debt securities	3	4,096	(32)	—	—	4,096	(32)

Total	101	$129,234	$(2,864)	$39,094	$(1,642)	$168,328	$(4,506)

	September 30, 2013
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	30	$47,814	$(1,589)	$1,057	$(6)	$48,871	$(1,595)
Freddie Mac	20	32,781	(1,252)	—	—	32,781	(1,252)
Governmental National Mortgage Association	6	10,301	(230)	—	—	10,301	(230)
Other mortgage-backed securities	3	3,366	(19)	—	—	3,366	(19)
Obligations of states and political subdivisions	7	8,064	(499)	—	—	8,064	(499)
U.S. government agency securities	10	30,084	(479)	999	(1)	31,083	(480)
Corporate obligations	5	5,042	(169)	—	—	5,042	(169)
Equity securities-financial services	1	1,990	(10)	—	—	1,990	(10)

Total	82	$139,442	$(4,247)	$2,056	$(7)	$141,498	$(4,254)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at March 31, 2014, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2014	September 30, 2013
Held for investment:
Real Estate Loans:
Residential	$662,233	$686,651
Construction	2,853	2,288
Commercial	156,717	159,469
Commercial	10,612	10,125
Obligations of states and political subdivisions	40,344	33,445
Home equity loans and lines of credit	39,953	41,923
Other	2,306	2,393

	915,018	936,294
Less allowance for loan losses	8,662	8,064

Net loans	$906,356	$928,230

Included in the March 31, 2014 balances are loans acquired from FNCB Bank, as of the acquisition date as follows:

Real estate loans:
Residential	$933

Home equity loans and lines of credit	77
Other	20

Total loans	$1,030

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

March 31, 2014
Real Estate Loans:
Residential	$662,233	$12,634	$159	$649,440
Construction	2,853	—	—	2,853
Commercial	156,717	18,517	5,955	132,245
Commercial	10,612	545	443	9,624
Obligations of states and political subdivisions	40,344	—	—	40,344
Home Equity loans and lines of credit	39,953	272	4	39,677
Other	2,306	—	—	2,306

Total	$915,018	$31,968	$6,561	$876,489

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

September 30, 2013
Real Estate Loans:
Residential	$686,651	$14,018	$271	$672,362
Construction	2,288	—	—	2,288
Commercial	159,469	15,478	6,355	137,636
Commercial	10,125	220	502	9,403
Obligations of states and political subdivisions	33,445	—	—	33,445
Home Equity loans and lines of credit	41,923	379	3	41,541
Other	2,393	—	—	2,393
Total	$936,294	$30,095	$7,131	$899,068

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2014
With no specific allowance recorded:
Real Estate Loans
Residential	$8,715	$10,089	$—	$9,855	$150
Construction	—	—	—	—	—
Commercial	21,328	22,592	—	20,041	374
Commercial	988	1,019	—	1,002	6
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	239	558	—	319	2
Other	—	—	—	—	—

Total	31,270	34,258	—	31,217	532

With an allowance recorded:
Real Estate Loans
Residential	4,078	4,387	618	3,235	58
Construction	—	—	—	—	—
Commercial	3,144	3,196	263	2,355	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	37	45	38	6	—
Other	—	—	—	—	—

Total	7,259	7,628	919	5,596	58

Total:
Real Estate Loans
Residential	12,793	14,476	618	13,090	208
Construction	—	—	—	—	—
Commercial	24,472	25,788	263	22,396	374
Commercial	988	1,019	—	1,002	6
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	276	603	38	325	2
Other	—	—	—	—	—

Total Impaired Loans	$38,529	$41,886	$919	$36,813	$590

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no specific allowance recorded:
Real Estate Loans
Residential	$11,251	$13,013	$—	$9,716	$159
Construction	—	—	—	—	—
Commercial	18,711	20,258	—	20,751	615
Commercial	722	731	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	683	—	373	3
Other	—	—	—	18	—

Total	31,066	34,685	—	31,892	786

With an allowance recorded:
Real Estate Loans
Residential	3,038	3,221	518	2,655	74
Construction	—	—	—	—	—
Commercial	3,122	3,178	301	2,839
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—
Other	—	—	—	—	—

Total	6,160	6,399	819	5,494	74

Total:
Real Estate Loans
Residential	14,289	16,234	518	12,371	233
Construction	—	—	—	—	—
Commercial	21,833	23,436	301	23,590	615
Commercial	722	731	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	683	—	373	3
Other	—	—	—	18	—

Total Impaired Loans	$37,226	$41,084	$819	$37,386	$860

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2014 and September 30, 2013 (in thousands):

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$126,234	$7,470	$22,707	$306	$156,717
Commercial	9,670	276	666	—	10,612
Obligations of states and political subdivisions	40,344	—	—	—	40,344

Total	$176,248	$7,746	$23,373	$306	$207,673

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$129,799	$9,440	$20,230	$—	$159,469
Commercial	9,466	436	223	—	10,125
Obligations of states and political subdivisions	33,445	—	—	—	33,445

Total	$172,710	$9,876	$20,453	$—	$203,039

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2014 and September 30, 2013 (in thousands):

	Performing	Non-performing	Total
March 31, 2014
Real estate loans:
Residential	$653,430	$8,803	$662,233
Construction	2,853	—	2,853
Home Equity loans and lines of credit	39,563	390	39,953
Other	2,306	—	2,306

Total	$698,152	$9,193	$707,345

	Performing	Non-performing	Total
September 30, 2013
Real estate loans:
Residential	$675,706	$10,945	$686,651
Construction	2,288	—	2,288
Home Equity loans and lines of credit	41,584	339	41,923
Other	2,393	—	2,393

Total	$721,971	$11,284	$733,255

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2014 and September 30, 2013 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2014
Real estate loans
Residential	$649,512	$2,834	$1,084	$—	$8,803	$12,721	$662,233
Construction	2,853	—	—	—	—	—	2,853
Commercial	144,540	493	—	—	11,684	12,177	156,717
Commercial	9,093	199	—	—	1,320	1,519	10,612
Obligations of states and political subdivisions	40,344	—	—	—	—	—	40,344
Home equity loans and lines of credit	39,163	365	35	—	390	790	39,953
Other	2,299	7	—	—	—	7	2,306

Total	$887,804	$3,898	$1,119	$—	$22,197	$27,214	$915,018

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2013
Real estate loans
Residential	$671,850	$2,866	$990	$—	$10,945	$14,801	$686,651
Construction	2,288	—	—	—	—	—	2,288
Commercial	146,062	2,589		—	10,818	13,407	159,469
Commercial	8,948	—	—	—	1,177	1,177	10,125
Obligations of states and political subdivisions	33,445	—	—	—	—	—	33,445
Home equity loans and lines of credit	41,380	127	77	—	339	543	41,923
Other	2,336	57	—	—	—	57	2,393

Total	$906,309	$5,639	$1,067	$—	$23,279	$29,985	$936,294

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2014 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following tables summarize changes in the primary segments of the ALL for the three and six month periods ending March 31, 2014:

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
ALL balance at December 31, 2013	$5,903	$26	$1,011	$330	$106	$491	$22	$480	$8,369
Charge-offs	(536)	—	(11)	—	—	—	—	—	(547)
Recoveries	1	—	83	1	—	—	5	—	90
Provision	552	—	(80)	38	—	9	(1)	232	750

ALL balance at March 31, 2014	$5,920	$26	$1,003	$369	$106	$500	$26	$712	$8,662

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
ALL balance at December 31, 2012	$5,549	$8	$784	$384	$116	$377	$133	$204	$7,555
Charge-offs	(598)	—	(108)	—	—	(32)	(6)	—	(744)
Recoveries	4	—	1	0	—	5	—	—	10
Provision	836	20	160	(34)	(10)	146	(108)	(160)	850

ALL balance at March 31, 2013	$5,791	$28	$837	$350	$106	$496	$19	$44	$7,671

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$21	$393	$8,064
Charge-offs	(923)	—	(50)	(48)	—	(63)	—	—	(1,084)
Recoveries	78	—	83	12	—	—	9	—	182
Provision	978	6	24	68	(24)	133	(4)	319	1,500

ALL balance at March 31, 2014	$5,920	$26	$1,003	$369	$106	$500	$26	$712	$8,662

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$22	$51	$7,302
Charge-offs	(1,243)	—	(214)	0	—	(67)	(6)	—	(1,530)
Recoveries	41	0	2	0	0	6	0	0	49
Provision	1,592	(1)	350	(124)	(21)	58	3	(7)	1,850

ALL balance at March 31, 2013	$5,791	$28	$837	$350	$106	$496	$19	$44	$7,671

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2014 (in thousands):

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
Individually evaluated for impairment	$618	$—	$263	$—	$—	$38	$—	$—	$919
Collectively evaluated for impairment	5,302	26	740	369	106	462	26	712	7,743

ALL balance at March 31, 2014	$5,920	$26	$1,003	$369	$106	$500	$26	$712	$8,662

	Real Estate Loans			Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Other Loans	Unallocated	Total
	Residential	Construction	Commercial
Individually evaluated for impairment	$518	$—	$301	$—	$—	$—	$—	$—	$819
Collectively evaluated for impairment	5,269	20	645	337	130	430	21	393	7,245

ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$21	$393	$8,064

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial loans, home equity loans and lines of credit segments for the six month period ending March 31, 2014 due to increased charge off activity and impairment evaluations in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three and six months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$473	$473
Construction	—	—	—
Commercial	1	197	197
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	4	$670	$670

Of the four new troubled debt restructurings granted for the three months ended March 31, 2014, three loans totaling $473,000 were granted terms and rate concessions and one loan totaling $197,000 was granted terms concessions.

For the Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$471	$471
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	3	$471	$471

Of the three new troubled debt restructurings granted for the three months ended March 31, 2013, one loan totaling $397,000 was granted terms and rate concessions and two loans totaling $74,000 were granted terms concessions.

	For the Six Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	7	$1,066	$1,066
Construction	—	—	—
Commercial	1	197	197
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	8	$1,263	$1,263

Of the eight new troubled debt restructurings granted for the six months ended March 31, 2014, five loans totaling $604,000 were granted terms and rate concessions and three loans totaling $660,000 were granted terms concessions.

For the Six Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	4	$600	$604
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Other	—	—	—

Total	4	$600	$604

Of the four new troubled debt restructurings granted for the six months ended March 31, 2013, two loans totaling $527,000 were granted terms and rate concessions and two loans totaling $74,000 were granted terms concessions. The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification, (in thousands).

	For the Three Months Ended March 31,
	2014		2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	$—	$—	$1	$77
Construction	—	—	—	—
Commercial	—	—	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	—	—	1	5
Other	—	—	—	—

Total	$—	$—	$2	$82

	For the Six Months Ended March 31,
	2014		2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	$—	$—	$1	$77
Construction	—	—	—	—
Commercial	—	—	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	—	—	1	5
Other	—	—	—	—

Total	$—	$—	$2	$82

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2014	September 30, 2013
Non-interest bearing demand accounts	$62,262	$58,795
NOW accounts	98,946	99,857
Money market accounts	141,409	138,049
Savings and club accounts	119,380	110,189
Certificates of deposit	576,433	634,169

Total	$998,430	$1,041,059

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2013 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Service Cost	$145	$175	$289	$351
Interest Cost	190	179	381	358
Expected return on plan assets	(291)	(259)	(581)	(517)
Amortization of unrecognized loss	7	99	14	196

Net periodic benefit cost	$51	$194	$103	$388

The Bank plans to contribute $550,000 to its pension plan in 2014.

10.	Equity Incentive Plan

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

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock on May 23, 2008. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2008 restricted shares vest over a five-year service period. The 2013 restricted stock shares vest over an 18-month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

For the six months ended March 31, 2014 and 2013, the Company recorded $122,000 and $1.1 million of share-based compensation expense, respectively, comprised of restricted stock expense of $122,000 for the March 31, 2014 period and stock option expense of $344,000 and restricted stock expense of $711,000 for the March 31, 2013 period. Expected future compensation expense relating to the 13,334 restricted shares at March 31, 2014, is $97,000 over the remaining vesting period of 0.5 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the six month period ended March 31, 2014.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2013	1,458,379	$12.35	4.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, March 31, 2014	1,458,379	$12.35	4.17	$—

Exercisable at March 31, 2014	1,458,379	$12.35	4.17	$—

The following is a summary of the status of the Company’s restricted stock as of March 31, 2014, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2013	14,995	$10.94
Granted	—	—
Vested	1,661	10.94
Forfeited	—	—

Nonvested at March 31, 2014	13,334	$10.94

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of March 31, 2014 and September 30, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at March 31, 2014
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2014
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$217,249	$—	$217,249
Obligations of states and political subdivisions	—	23,106	—	23,106
U.S. government agencies	—	47,841	—	47,841
Corporate obligations	—	13,300	—	13,300
Trust-preferred securities	—	3,716	1,830	5,546
Other debt securities	—	5,262	—	5,262
Equity securities-financial services	2,025	—	—	2,025

Total debt and equity securities	$2,025	$310,474	$1,830	$314,329
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,168	$2,168
Impaired loans measured on a non-recurring basis	$—	$—	$37,610	$37,610

	Fair Value Measurement at September 30, 2013
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2013
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$217,837	$—	$217,837
Obligations of states and political subdivisions	—	23,909	—	23,909
U.S. government agencies	—	52,520	—	52,520
Corporate obligations	—	12,773	—	12,773
Trust-preferred securities	—	3,614	1,800	5,414
Other debt securities	—	1,154	—	1,154
Equity securities-financial services	2,015	—	—	2,015

Total debt and equity securities	$2,015	$311,807	$1,800	$315,622
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,111	$2,111
Impaired loans measured on a non-recurring basis	$—	$—	$36,407	$36,407

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the periods ended March 31, 2014 and March 31, 2013.

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three months ended
	March 31, 2014	March 31, 2013
Beginning balance	$1,840	$1,760
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—
Included in other comprehensive income	(10)	—
Transfers in and/or out of Level III	—	—

	$1,830	$1,760

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six months ended
	March 31, 2014	March 31, 2013
Beginning balance	$1,800	$1,740
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	30	20
Transfers in and/or out of Level III	—	—

	$1,830	$1,760

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2014, 233 impaired loans with a carrying value of $38.5 million were reduced by specific valuation allowance totaling $919,000 resulting in a net fair value of $37.6 million based on Level 3 inputs. At September 30, 2013, 233 impaired loans with a carrying value of $36.4 million were reduced by a specific valuation totaling $819,000 resulting in a net fair value of $37.6 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2014:
Impaired loans	37,610	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 30% (23.4%)
Foreclosed real estate owned	2,168	Appraisal of collateral(1), (3)	Appraisal adjustments(2)	20% to 40% (22.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2013:
Impaired loans	36,407	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 30% (23.5%)
Foreclosed real estate owned	2,111	Appraisal of collateral(1), (3)	Appraisal adjustments(2)	0% to 30% (20.4%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	March 31, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$40,662	$40,662	$—	$—	$40,662
Certificates of deposit	1,767	—	1,767	—	1,767
Investment and mortgage backed securities available for sale	314,329	2,025	310,474	1,830	314,329
Loans receivable, net	906,356	—	—	924,826	924,826
Accrued interest receivable	4,191	4,191	—	—	4,191
FHLB stock	10,353	10,353	—	—	10,353
Mortgage servicing rights	363	—	—	363	363
Bank owned life insurance	29,250	29,250	—	—	29,250

Financial liabilities:
Deposits	$998,430	$421,997	$—	$579,601	1,001,598
Short-term borrowings	38,000	38,000	—	—	38,000
Other borrowings	145,550	—	—	145,673	145,673
Advances by borrowers for taxes and insurance	8,870	8,870	—	—	8,870
Accrued interest payable	809	809	—	—	809

	September 30, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$26,648	$26,648	$—	$—	$26,648
Certificates of deposit	1,767	—	1,767	—	1,767
Investment and mortgage backed securities available for sale	315,622	2,015	311,807	1,800	315,622
Loans receivable, net	928,230	—	—	951,120	951,120
Accrued interest receivable	4,413	4,413	—	—	4,413
FHLB stock	9,415	9,415	—	—	9,415
Mortgage servicing rights	382	—	—	382	382
Bank owned life insurance	28,797	28,797	—	—	28,797

Financial liabilities:
Deposits	$1,041,059	$406,890	$—	$638,510	1,045,400
Short-term borrowings	23,000	23,000	—	—	23,000
Other borrowings	129,260	—	—	124,504	124,504
Advances by borrowers for taxes and insurance	4,962	4,962	—	—	4,962
Accrued interest payable	833	833	—	—	833

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

12.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and six months ended March 31, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at December 31, 2013	$(1,301)	$(1,274)	$(2,575)
Other comprehensive income before reclassifications	—	880	880
Amounts reclassified from accumulated other comprehensive income	5	(156)	(151)

Period change	5	724	729

Balance at March 31, 2014	$(1,296)	$(550)	$(1,846)

Balance at December 31, 2012	$(4,385)	$5,573	$1,188
Other comprehensive loss before reclassifications	—	(625)	(625)
Amounts reclassified from accumulated other comprehensive income	67	(467)	(400)

Period change	67	(1,092)	(1,025)

Balance at March 31, 2013	$(4,318)	$4,481	$163

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at September 30, 2013	$(1,306)	$71	$(1,235)
Other comprehensive loss before reclassifications	—	(464)	(464)
Amounts reclassified from accumulated other comprehensive income	9	(156)	(147)

Period change	9	(620)	(611)

Balance at March 31, 2014	$(1,297)	$(549)	$(1,846)

Balance at September 30, 2012	$(4,450)	$6,208	$1,758
Other comprehensive loss before reclassifications	—	(1,239)	(1,239)
Amounts reclassified from accumulated other comprehensive income	131	(487)	(356)

Period change	131	(1,726)	(1,595)

Balance at March 31, 2013	$(4,319)	$4,482	$163

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2014	2013
Securities available for sale:
Net securities gains reclassified into earnings	$(236)	$(708)	Gain on sale of investments, net
Related income tax expense	80	241	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(156)	(467)	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	7	99	Compensation and employee benefits
Related income tax expense	$(2)	$(32)	Provision for income taxes

Net effect on accumulated other	5	67	Net of tax

Total reclassification for the period	$(151)	$(400)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2014	2013
Securities available for sale:
Net securities gains reclassified into earnings	$(236)	$(738)	Gain on sale of investments, net
Related income tax expense	80	251	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(156)	(487)	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	14	196	Compensation and employee benefits
Related income tax expense	$(5)	$(65)	Provision for income taxes

Net effect on accumulated other	9	131	Net of tax

Total reclassification for the period	$(147)	$(356)	Net of tax

13.	ACQUISITION OF FNCB BRANCH

On January 24, 2014, the Company closed on a purchase transaction pursuant to which ESSA Bancorp, Inc. acquired a branch facility, customer deposits, and loans of First National Community Bank (FNCB), the subsidiary of First National Community Bancorp, Inc., in a cash transaction. The acquired branch is located in the Monroe County, Pennsylvania market. Under the terms of the agreement, the Company acquired the all of the branch facilities, customer deposits, and loans of FNCB and received net cash of $4.6 million.

The acquired assets and assumed liabilities were measured at fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of FNCB. Real estate acquired through foreclosure was primarily valued based on appraised collateral values.

The business combination resulted in the acquisition of loans without evidence of credit quality deterioration. FNCB’s loans were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, FNCB’s loan portfolio without evidence of deterioration totaled $1.0 million and was recorded at a fair value of $1.0 million.

The following condensed statement reflects the values assigned to FNCB’s net assets as of the acquisitions date:

Net cash received	$4,640

Net assets acquired:
Cash	$11
Loans receivable and accrued interest receivable	1,033
Premises and equipment, net	1,626
Certificates of deposits	(3,069)
Deposits other than certificates of deposits	(5,683)

6,082

Goodwill resulting from FNCB purchase	$1,442

Supplemental pro forma financial information related to the FNCB acquisition has not been provided as it would be impracticable to do so. Historical financial information regarding the acquired branch is not accessible and thus the amounts would require estimates so significant as to render the disclosure irrelevant.

14.	Subsequent Event

On April 4, 2014, the Company completed its acquisition of Franklin Security Bancorp, Inc. and its wholly owned subsidiary, Franklin Security Bank, through an all cash transaction valued at approximately $15.7 million. Franklin Security Bank had assets of approximately $218.8 million at closing, with total loans of approximately $155.3 million and total deposits of approximately $162.1 million.

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

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

Total Assets. Total assets decreased by $6.9 million, or 0.50%, to $1,365.4 million at March 31, 2014 from $1,372.3 million at September 30, 2013. Decreases in loans receivable were offset, in part, by an increase in total cash and cash equivalents.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $14.1 million, or 53.0%, to $40.7 million at March 31, 2014 from $26.6 million at September 30, 2013. This increase was primarily the result of the cash generated from the repayment of loans receivable from September 30, 2013 through March 31, 2014.

Net Loans. Net loans decreased $21.9 million, or 2.4%, to $906.4 million at March 31, 2014 from $928.2 million at September 30, 2013. During this period, residential real estate loans outstanding decreased by $24.4 million to $662.2 million. Commercial real estate loans decreased $2.7 million to $156.7 million, home equity loans and lines of credit decreased $2.0 million to $40.0 million, and other loans decreased $87,000 to $2.3 million. These decreases were partially offset by increases in construction loans outstanding of $565,000 to $2.9 million, obligations of states and political subdivisions of $6.9 million to $40.3 million and commercial loans of $487,000 to $10.6 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $1.3 million, or 0.41%, to $314.3 million at March 31, 2014 from $315.6 million at September 30, 2013. The decrease was due primarily to decreases in U.S. government agency securities of $4.7 million, offset in part, by an increase in other debt securities of $4.1 million.

Deposits. Deposits decreased $42.6 million, or 4.1%, to $998.4 million at March 31, 2014 from $1,041.1 million at September 30, 2013. At March 31, 2014 compared to September 30, 2013, certificate of deposit accounts decreased $57.7 million to $576.4 million, and NOW accounts decreased $911,000 to $98.9 million. These decreases were offset in part during the same period by an increase in non-interest bearing demand accounts of $3.5 million to $62.3 million, money market accounts of $3.4 million to $141.4 million and savings and club accounts of $9.2 million to $119.4 million. Included in the certificates of deposit at December 31, 2013 was a decrease in brokered certificates of $31.5 million to $201.8 million.

Borrowed Funds. Borrowed funds increased by $31.3 million, or 20.6%, to $183.6 million at March 31, 2014, from $152.3 million at September 30, 2013. The increase in borrowed funds was primarily due to increases in short term FHLBank Pittsburgh borrowings of $15.0 million and other borrowings of $16.3 million.

Stockholders’ Equity. Stockholders’ equity increased by $1.3 million, or 0.8%, to $167.7 million at March 31, 2014 from $166.5 million at September 30, 2013.

Average Balance Sheets for the Three and Six Months Ended March 31, 2014 and 2013

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$921,678	$9,843	4.33%	$943,923	$11,041	4.74%
Investment securities
Taxable(2)	82,023	413	2.04%	86,730	413	1.93%
Exempt from federal income tax(2)(3)	13,706	72	3.23%	14,244	73	3.15%

Total investment securities	95,729	485	2.21%	100,974	486	2.10%
Mortgage-backed securities	218,860	1,110	2.06%	226,911	1,145	2.04%
Federal Home Loan Bank stock	10,179	81	3.23%	17,828	16	0.36%
Other	9,827	4	0.17%	10,647	2	0.08%

Total interest-earning assets	1,256,273	11,523	3.73%	1,300,283	12,690	3.97%
Allowance for loan losses	(8,337)			(7,572)
Noninterest-earning assets	107,682			100,293

Total assets	$1,355,618			$1,393,004

Interest-bearing liabilities:
NOW accounts	$90,054	11	0.05%	$86,540	12	0.06%
Money market accounts	139,703	62	0.18%	142,646	75	0.21%
Savings and club accounts	111,819	14	0.05%	102,272	12	0.05%
Certificates of deposit	590,813	1,819	1.25%	590,621	1,749	1.20%
Borrowed funds	177,706	679	1.55%	219,953	958	1.77%

Total interest-bearing liabilities	1,110,095	2,585	0.94%	1,142,032	2,806	1.00%
Non-interest bearing NOW accounts	60,611			56,126
Noninterest-bearing liabilities	16,302			19,149

Total liabilities	1,187,008			1,217,307
Equity	168,610			175,697

Total liabilities and equity	$1,355,618			$1,393,004

Net interest income		$8,938			$9,884

Interest rate spread			2.79%			2.97%
Net interest-earning assets	$146,178			$158,251

Net interest margin(4)			2.89%			3.08%
Average interest-earning assets to average interest-bearing liabilities		113.17%			113.86%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Six Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$925,160	20,366	4.41%	$948,506	$23,278	4.92%
Investment securities
Taxable(2)	84,579	839	1.99%	91,758	836	1.83%
Exempt from federal income tax(2)(3)	13,696	145	3.22%	12,141	127	3.18%

Total investment securities	98,275	984	2.16%	103,899	963	1.99%
Mortgage-backed securities	218,298	2,211	2.03%	222,761	2,352	2.12%
Federal Home Loan Bank stock	9,954	136	2.74%	18,871	40	0.43%
Other	8,908	8	0.18%	8,152	7	0.17%

Total interest-earning assets	1,260,595	23,705	3.78%	1,302,189	26,640	4.11%
Allowance for loan losses	(8,165)			(7,490)
Noninterest-earning assets	105,896			101,171

Total assets	$1,358,326			$1,395,870

Interest-bearing liabilities:
NOW accounts	$90,306	22	0.05%	$90,978	25	0.06%
Money market accounts	138,724	132	0.19%	147,974	191	0.26%
Savings and club accounts	109,593	28	0.05%	101,482	25	0.05%
Certificates of deposit	602,680	3,712	1.24%	584,761	3,578	1.23%
Borrowed funds	174,032	1,382	1.59%	224,331	2,218	1.98%

Total interest-bearing liabilities	1,115,335	5,276	0.95%	1,149,526	6,037	1.05%
Non-interest bearing NOW accounts	59,512			52,459
Noninterest-bearing liabilities	15,145			17,368

Total liabilities	1,189,992			1,219,353
Equity	168,334			176,517

Total liabilities and equity	1,358,326			$1,395,870

Net interest income		18,429			$20,603

Interest rate spread			2.83%			3.06%
Net interest-earning assets	145,260			$152,663

Net interest margin(4)			2.93%			3.17%
Average interest-earning assets to average interest-bearing liabilities		113.02%			113.28%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

Net Income. Net income decreased $538,000, or 26.4%, to $1.5 million for the three months ended March 31, 2014 compared to net income of $2.0 million for the comparable period in 2013. The decrease was due primarily to decreases in net interest income and noninterest income, offset in part by a decrease in noninterest expenses.

Net Interest Income. Net interest income decreased $946,000, or 9.6%, to $8.9 million for the three months ended March 31, 2014 from $9.9 million for the comparable period in 2013. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.79% for the three months ended March 31, 2014, from 2.97% for the comparable period in 2013, along with a decrease of $12.1 million in the Company’s average net earnings assets.

Interest Income. Interest income decreased $1.2 million, or 9.2%, to $11.5 million for the three months ended March 31, 2014 from $12.7 million for the comparable 2013 period. The decrease resulted primarily from a decline in the yield on interest earning assets along with a decrease in interest earning assets. Average interest earning assets decreased $44.0 million and the average yield on interest earning assets decreased 24 basis points. The average yield on interest earning assets was 3.73% for the three months ended March 31, 2014, as compared to 3.97% for the comparable 2013 period. Loans decreased on average $22.2 million between the two periods. In addition, average investment securities decreased $5.2 million, mortgage-backed securities decreased $8.1 million, Federal Home Loan Bank stock decreased $7.6 million and other interest earning assets decreased $820,000. Interest income for the three months ended March 31, 2014 included approximately $222,000 of net accretion of fair market value adjustments for credit and yield applied to First Star loans compared to $653,000 of accretion and recapture for the comparable 2013 period.

Interest Expense. Interest expense decreased $222,000, or 7.9%, to $2.6 million for the three months ended March 31, 2014 from $2.8 million for the comparable 2013 period. The decrease resulted from a six basis point decrease in the overall cost of interest bearing liabilities to 0.94% for the three months ended March 31, 2014 from 1.00% for the comparable 2013 period, along with a $31.9 million decrease in average interest-bearing liabilities. A decline in the yield on borrowed funds to 1.55% at March 31, 2014 from 1.77% for the comparable 2013 period along with a $42.2 million decrease in average borrowed funds was the primary reason for the decrease in interest expense.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $750,000 for the three month period ended March 31, 2014 as compared to $850,000 for the three month period ended March 31, 2013. The allowance for loan losses was $8.7 million, or 0.95% of loans outstanding, at March 31, 2014, compared to $8.1 million, or 0.86% of loans outstanding at September 30, 2013.

Non-interest Income. Non-interest income decreased $706,000, or 28.7%, to $1.8 million for the three months ended March 31, 2014 from $2.5 million for the comparable period in 2013. The primary reasons for the decrease were decreases in gain on sale of investments, net of $472,000 and service fees on loan accounts of $164,000 during the 2014 period.

Non-interest Expense. Non-interest expense decreased $906,000, or 10.3%, to $7.9 million for the three months ended March 31, 2014 from $8.8 million for the comparable period in 2013. The primary reasons for the decrease were decreases in compensation and employee benefits of $711,000, and other expenses of $166,000. Compensation and employee benefits declined due to decreases in the cost of the Company’s stock based incentive plan.

Income Taxes. Income tax expense decreased $108,000 to $554,000 for the three months ended March 31, 2014 from $662,000 for the comparable 2013 period. The decrease was primarily a result of the decrease in income before taxes of $646,000 for the three months ended March 31, 2014. The effective tax rate was 26.9% for the three months ended March 31, 2014, compared to 24.5% for the 2013 period.

Comparison of Operating Results for the Six Months Ended March 31, 2014 and March 31, 2013

Net Income. Net income decreased $1.4 million, or 28.7%, to $3.5 million for the six months ended March 31, 2014 compared to net income of $4.9 million for the comparable period in 2013. The decrease was due primarily to decreases in net interest income and noninterest income, offset in part by a decrease in noninterest expenses.

Net Interest Income. Net interest income decreased $2.2 million, or 10.7%, to $18.4 million for the six months ended March 31, 2014 from $20.6 million for the comparable period in 2013. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.83% for the six months ended March 31, 2014, from 3.06% for the comparable period in 2013, along with a decrease of $7.4 million in the Company’s average net earnings assets.

Interest Income. Interest income decreased $2.9 million, or 11.0%, to $23.7 million for the six months ended March 31, 2014 from $26.6 million for the comparable 2013 period. The decrease resulted primarily from a decline in the yield on interest earning assets along with a decrease in interest earning assets. Average interest earning assets decreased $41.6 million and the average yield on interest earning assets decreased 33 basis points. The average yield on interest earning assets was 3.78% for the six months ended March 31, 2014, as compared to 4.11% for the comparable 2013 period. Loans decreased on average $23.3 million between the two periods. In addition, average investment securities decreased $5.6 million, mortgage-backed securities decreased $4.5 million, Federal Home Loan Bank stock decreased $8.9 million and other interest earning assets increased $756,000. Interest income for the six months ended March 31, 2014 included approximately $852,000 of net accretion of fair market value adjustments for credit and yield applied to First Star loans compared to $2.1 million of accretion and recapture for the comparable 2013 period.

Interest Expense. Interest expense decreased $762,000, or 12.6%, to $5.3 million for the six months ended March 31, 2014 from $6.0 million for the comparable 2013 period. The decrease resulted from a ten basis point decrease in the overall cost of interest bearing liabilities to 0.95% for the six months ended March 31, 2014 from 1.05% for the comparable 2013 period, along with a $34.2 million decrease in average interest-bearing liabilities. Average interest bearing liabilities decreased primarily from a decline in the cost of borrowings to 1.59% at March 31, 2014 from 1.98% for the comparable period in 2013 along with a decrease in average borrowed funds of $50.3 million to $174.0 million at March 31, 2014.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.5 million for the six month period ended March 31, 2014 as compared to $1.9 million for the six month period ended March 31, 2013. The allowance for loan losses was $8.7 million, or 0.95% of loans outstanding, at March 31, 2014, compared to $8.1 million, or 0.86% of loans outstanding at September 30, 2013.

Non-interest Income. Non-interest income decreased $1.1 million, or 24.4%, to $3.4 million for the six months ended March 31, 2014 from $4.5 million for the comparable period in 2013. The primary reasons for the decrease were decreases in gain on sale of loans, net of $415,000, gains on sale of investments net of $502,000 and service fees on deposit accounts of $208,000 during the 2014 period.

Non-interest Expense. Non-interest expense decreased $663,000, or 4.1%, to $15.6 million for the six months ended March 31, 2014 from $16.3 million for the comparable period in 2013. The primary reasons for the decrease were decreases in compensation and employee benefits of $959,000, and other expenses of $311,000. These decreases were partially offset by increases in the cost to liquidate foreclosed real estate of $347,000 and merger related costs of $346,000. Compensation and employee benefits declined due to decreases in the cost of the Company’s stock based incentive plan.

Income Taxes. Income tax expense decreased $853,000 to $1.2 million for the six months ended March 31, 2014 from $2.0 million for the comparable 2013 period. The decrease was primarily a result of the decrease in income before taxes of $2.3 million for the six months ended March 31, 2014. The effective tax rate was 25.02% for the six months ended March 31, 2014, compared to 29.14% for the 2013 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	March 31, 2014	September 30, 2013

Non-performing assets:
Non-accruing loans	$22,197	$23,279
Troubled debt restructures	580	585

Total non-performing loans	22,777	23,864
Foreclosed real estate	2,168	2,111

Total non-performing assets	$24,945	$25,975

Ratio of non-performing loans to total loans	2.49%	2.55%
Ratio of non-performing loans to total assets	1.67%	1.74%
Ratio of non-performing assets to total assets	1.83%	1.89%
Ratio of allowance for loan losses to total loans	0.95%	0.86%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $1.0 million to $24.9 million at March 31, 2014 from $26.0 million at September 30, 2013. Non-performing loans decreased $1.1 million to $22.8 million at March 31, 2014 from $23.9 million at September 30, 2013. The year to date increase was primarily due to a decrease of $2.1 million in nonperforming residential loans offset by a $1.0 million increase in nonperforming commercial loans. The number of nonperforming residential loans decreased to 87 at March 31, 2014, from 89 at September 30, 2013. The $22.2 million of non-accruing loans at March 31, 2014 included 87 residential loans with an aggregate outstanding balance of $8.8 million that were past due 90 or more days at March 31, 2014, 82 commercial and commercial real estate loans with aggregate outstanding balances of $13.0 million and 20 consumer loans with aggregate balances of $390,000. Within the residential loan balance are $1.7 million of loans less than 90 days past due. In the quarter ended March 31, 2014, the Company identified 14 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $57,000 to $2.2 million at March 31, 2014 from $2.1 million at September 30, 2013. Foreclosed real estate consists of 19 residential properties, two building lots and three commercial properties.

At March 31, 2014 the principal balance of troubled debt restructures was $7.3 million as compared to $7.8 million at September 30, 2013. Of the $7.3 million of troubled debt restructures at March 31, 2014, $3.07 million are performing loans and $3.6 million are non-accrual loans. An additional $580,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 53 loans that comprise our troubled debt restructures at March 31, 2014, no loans were granted a rate concession at a below market interest rate. Eighteen loans with balances totaling $2.6 million were granted market rate and terms concessions, no loans were granted an interest rate concession and 35 loans with balances totaling $4.7 million were granted term concessions.

As of March 31, 2014, troubled debt restructures were comprised of 39 residential loans totaling $5.5 million, 12 commercial and commercial real estate loans totaling $1.6 million, and two consumer (home equity loans, home equity lines and credit, and other) totaling $104,000.

For the three month period ended March 31, 2014, six loans totaling $1.0 million were removed from TDR status. Two loans for $97,000 were transferred to foreclosed real estate, and four loans totaling $777,000 completed 12 months of consecutive on time payments and two loans totaling $133,000 were paid off.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended March 31, 2014, we modified five loans ($657,000) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, there were seven such loans in the three months ended March 31, 2014 with an aggregate balance of approximately $4.9 million. For the six months ended March 31, 2014, we modified 16 loans ($1.6 million) residential first mortgage loans. With regard to commercial loans, including commercial real estate loans, there were 15 such loans in the six months ended March 31, 2014 with an aggregate balance of approximately $12.0 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2014, $40.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $1.6 million at March 31, 2014. As of March 31, 2014, we had $178.6 million in borrowings outstanding from FHLBank Pittsburgh and $5.0 million in borrowings through repurchase agreements with other financial institutions. We have access to total FHLBank advances of up to approximately $584.4 million.

At March 31, 2014, we had $69.0 million in loan commitments outstanding, which included, in part, $10.5 million in undisbursed construction loans and land development loans, $31.8 million in unused home equity lines of credit, $16.1 million in commercial lines of credit and commitments to originate commercial loans, $4.5 million in performance standby letters of credit and $1.8 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2014 totaled $194.2 million, or 33.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $7.2 million and $12.4 million for the six months ended March 31, 2014 and 2013, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided in investing activities was $25.0 million and $27.5 million for the three months ended March 31, 2014 and 2013, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash used of $18.2 million and $31.5 million for the six months ended March 31, 2014 and 2013, respectively.

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

Contractual Obligations

During the first six months of fiscal 2014, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2013.

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

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A to Part 1 of Form 10-K for the year ended September 30, 2013 filed on December 16, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended March 31, 2014.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 31, 2014	32,461	$11.45	31,900	9,725
February 28, 2014	9,725	11.19	9,725	594,300
March 31, 2014	—	—	—	594,300

Total	42,186	$11.39	41,625	594,300

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: May 12, 2014	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 12, 2014	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer