Form 10-Q
period 2014-06-30
ESSA Bancorp, Inc.
filed 2014-08-08
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014 there were 11,758,278 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2014	September 30, 2013
	(dollars in thousands)
Cash and due from banks	$18,600	$22,393
Interest-bearing deposits with other institutions	4,880	4,255

Total cash and cash equivalents	23,480	26,648
Certificates of deposit	1,767	1,767
Investment securities available for sale, at fair value	375,024	315,622
Loans receivable (net of allowance for loan losses of $8,836 and $8,064)	1,050,125	928,230
Regulatory stock, at cost	12,757	9,415
Premises and equipment, net	17,121	15,747
Bank-owned life insurance	29,484	28,797
Foreclosed real estate	2,967	2,111
Intangible assets, net	2,599	2,466
Goodwill	10,259	8,817
Deferred income taxes	10,971	11,183
Other assets	22,624	21,512

TOTAL ASSETS	$1,559,178	$1,372,315

LIABILITIES
Deposits	$1,143,095	$1,041,059
Short-term borrowings	78,749	23,000
Other borrowings	145,550	129,260
Advances by borrowers for taxes and insurance	11,924	4,962
Other liabilities	8,563	7,588

TOTAL LIABILITIES	1,387,881	1,205,869

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,823,878 and 11,945,564 outstanding at June 30, 2014 and September 30, 2013)	181	181
Additional paid in capital	182,642	182,440
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(10,193)	(10,532)
Retained earnings	75,781	71,709
Treasury stock, at cost; 6,309,217 and 6,187,531 shares outstanding at June 30, 2014 and September 30, 2013, respectively	(77,445)	(76,117)
Accumulated other comprehensive income (loss)	331	(1,235)

TOTAL STOCKHOLDERS’ EQUITY	171,297	166,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,559,178	$1,372,315

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$11,807	$11,032	$32,173	$34,310
Investment securities:
Taxable	1,632	1,370	4,682	4,558
Exempt from federal income tax	173	73	318	200
Other investment income	173	16	317	63

Total interest income	13,785	12,491	37,490	39,131

INTEREST EXPENSE
Deposits	2,015	1,757	5,909	5,576
Short-term borrowings	54	27	104	109
Other borrowings	619	858	1,951	2,994

Total interest expense	2,688	2,642	7,964	8,679

NET INTEREST INCOME	11,097	9,849	29,526	30,452
Provision for loan losses	500	1,100	2,000	2,950

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,597	8,749	27,526	27,502

NONINTEREST INCOME
Service fees on deposit accounts	828	797	2,342	2,315
Services charges and fees on loans	283	277	572	774
Trust and investment fees	260	230	701	641
Gain (loss) on sale of investments, net	(10)	11	226	749
Gain on sale of loans, net	—	11	—	426
Earnings on Bank-owned life insurance	234	235	687	709
Insurance commissions	205	231	625	638
Gain on acquisition	241	—	241	—
Other	59	8	85	32

Total noninterest income	2,100	1,800	5,479	6,284

NONINTEREST EXPENSE
Compensation and employee benefits	4,912	4,690	13,577	14,314
Occupancy and equipment	1,051	956	3,034	2,935
Professional fees	441	549	1,348	1,453
Data processing	977	687	2,426	2,155
Advertising	243	170	463	425
Federal Deposit Insurance Corporation (FDIC) premiums	266	261	730	739
Gain on foreclosed real estate	(65)	(100)	(116)	(498)
Merger related costs	176	—	522	—
Amortization of intangible assets	282	250	756	749
Other	812	691	1,987	2,177

Total noninterest expense	9,095	8,154	24,727	24,449

Income before income taxes	3,602	2,395	8,278	9,337
Income taxes	976	519	2,146	2,542

NET INCOME	$2,626	1,876	$6,132	$6,795

Earnings per share
Basic	$0.24	0.16	$0.56	$0.58
Diluted	$0.24	0.16	$0.56	$0.58
Dividends per share	$0.07	0.05	$0.19	$0.15

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Net income	$2,626	$1,876	$6,132	$6,795
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	3,281	(6,354)	2,578	(8,229)
Tax effect	(1,116)	2,160	(877)	2,798
Reclassification of (gains) loss recognized in net income	10	(11)	(226)	(749)
Tax effect	(3)	4	77	255

Net of tax amount	2,172	(4,201)	1,552	(5,925)
Pension plan adjustment:
Related to actuarial losses and prior service cost	7	98	21	294
Tax effect	(2)	(33)	(7)	(100)

Net of tax amount	5	65	14	194

Total other comprehensive income (loss)	2,177	(4,136)	1,566	(5,731)

Comprehensive income (loss)	$4,803	$(2,260)	$7,698	$1,064

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
	(dollars in thousands)

Balance, September 30, 2013	11,945,564	$181	$182,440	$(10,532)	$71,709	$(76,117)	$(1,235)	$166,446

Net income					6,132			6,132
Other comprehensive income							1,566	1,566
Cash dividends declared ($0.19 per share)					(2,060)			(2,060)
Stock based compensation			170					170
Allocation of ESOP stock			32	339				371
Treasury shares purchased	(121,686)					(1,328)		(1,328)

Balance, June 30, 2014	11,823,878	$181	$182,642	$(10,193)	$75,781	$(77,445)	$331	$171,297

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2014	2013
	(dollars in thousands)
OPERATING ACTIVITIES

Net income	$6,132	$6,795
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	2,950
Provision for depreciation and amortization	948	860
Amortization and accretion of discounts and premiums, net	829	1,205
Net gain on sale of investment securities	(226)	(749)
Gain on sale of loans, net	—	(426)
Origination of mortgage loans sold	—	(19,184)
Proceeds from sale of mortgage loans originated for sale	—	19,956
Compensation expense on ESOP	371	361
Stock based compensation	170	1,461
(Increase) decrease in accrued interest receivable	(629)	307
Increase (decrease) in accrued interest payable	202	(156)
Earnings on bank-owned life insurance	(687)	(709)
Deferred federal income taxes	(738)	1,646
Decrease in prepaid FDIC premiums	—	1,934
(Decrease) increase in accrued pension liability	(412)	312
Gain on foreclosed real estate, net	(116)	(498)
Amortization of identifiable intangible assets	756	750
Other, net	2,113	2,568

Net cash provided by operating activities	$10,713	$19,383

INVESTING ACTIVITIES
Purchase of certificates of deposit	$—	$(500)
Investment securities available for sale:
Proceeds from sale of investment securities	8,065	39,212
Proceeds from principal repayments and maturities	27,863	80,111
Purchases	(37,720)	(109,764)
Decrease in loans receivable, net	27,025	3,285
Redemption of regulatory stock	2,431	9,556
Purchase of regulatory stock	(4,204)	—
Investment in limited partnership	—	(451)
Investment in insurance subsidiary	—	(276)
Proceeds from sale of foreclosed real estate	2,038	2,841
Acquisition, including cash acquired	(15,415)	—
Capital improvements to foreclosed real estate	—	(86)
Purchase of premises, equipment, and software	(498)	(723)

Net cash provided by investing activities	$9,585	$23,205

FINANCING ACTIVITIES
(Decrease) increase in deposits, net	$(68,902)	$22,863
Net increase (decrease) in short-term borrowings	55,749	(11,069)
Proceeds from other borrowings	42,500	19,800
Repayment of other borrowings	(56,387)	(66,100)
Increase in advances by borrowers for taxes and insurance	6,962	9,875
Purchase of treasury stock shares	(1,328)	(11,430)
Dividends on common stock	$(2,060)	$(1,751)

Net cash used for financing activities	(23,466)	(37,812)

Increase in cash and cash equivalents	(3,168)	4,776
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,648	15,550

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,480	$20,326

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$7,762	$8,835
Income taxes	2	662
Noncash items:
Transfers from loans to foreclosed real estate	2,342	952
Treasury stock payable	—	66
Non cash asset received and liabilities assumed:
Goodwill	—	276

Acquisition of FNCB:
Cash received	4,640	—
Noncash assets acquired
Loans receivable and accrued interest receivable	1,033	—
Premises and equipment	1,626	—
Goodwill	1,442	—

	4,101	—
Liabilities assumed:
Certificates of deposit	3,069	—
Deposits other than certificates of deposit	5,683	—

	8,752	—

Net noncash assets acquired	(4,651)	—

Cash acquired	$11	$—

Acquisition of Franklin Security Bank assets and liabilities:
Noncash assets acquired
Investment securities, available for sale	$55,901	$—
Loans receivable	152,188	—
Federal Home Loan Bank stock	1,569	—
Premises and equipment	176	—
Foreclosed real estate	436	—
Intangible assets, net	889	—
Deferred income taxes	1,031	—
Other assets	2,504	—

	$214,694	$—

Liabilities assumed:
Certificates of deposits	90,869	—
Deposits other than certificates of deposits	71,317	—
Other borrowings	30,177	—
Other liabilities	2,265	—

	194,628	—

Net noncash assets acquired	20,066	—
Cash acquired	$(19,825)	$—

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR, Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. The Company is subject to regulation and supervision as a savings and loan holding company by the Federal Reserve Board. The Bank is a Pennsylvania-chartered savings bank located in Stroudsburg, Pennsylvania. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Lackawanna and Luzerne counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Banking Department and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the nine month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2014 and 2013.

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted-average common shares outstanding	18,133,095	18,162,764	18,133,095	18,142,984
Average treasury stock shares	(6,272,961)	(5,645,336)	(6,233,349)	(5,269,686)
Average unearned ESOP shares	(1,012,790)	(1,058,066)	(1,024,151)	(1,069,427)
Average unearned non-vested shares	(9,752)	(49,571)	(11,233)	(38,970)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,837,592	11,409,791	10,864,362	11,764,901

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,837,592	11,409,791	10,864,362	11,764,901

At June 30, 2014 and 2013 there were options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At June 30, 2014 and 2013 there were 4,440 and 24,999 shares, respectively, of nonvested stock outstanding at prices of $10.94 and $12.35 per share, respectively that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This update is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$141,678	$1,991	$(1,230)	$142,439
Freddie Mac	80,805	813	(1,017)	80,601
Governmental National Mortgage Association	31,709	170	(170)	31,709
Other mortgage-backed securities	2,839	—	(7)	2,832

Total mortgage-backed securities	257,031	2,974	(2,424)	257,581
Obligations of states and political subdivisions	42,067	1,390	(294)	43,163
U.S. government agency securities	48,037	240	(372)	47,905
Corporate obligations	13,169	262	(26)	13,405
Trust-preferred securities	5,003	688	—	5,691
Other debt securities	5,233	40	(19)	5,254

Total debt securities	370,540	5,594	(3,135)	372,999
Equity securities - financial services	2,025	—	—	2,025

Total	$372,565	$5,594	$(3,135)	$375,024

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$114,927	$1,691	$(1,595)	$115,023
Freddie Mac	60,111	838	(1,252)	59,697
Governmental National Mortgage Association	39,692	289	(230)	39,751
Other mortgage-backed securities	3,385	—	(19)	3,366

Total mortgage-backed securities	218,115	2,818	(3,096)	217,837
Obligations of states and political subdivisions	23,754	654	(499)	23,909
U.S. government agency securities	52,775	225	(480)	52,520
Corporate obligations	12,756	186	(169)	12,773
Trust-preferred securities	4,943	471	—	5,414
Other debt securities	1,147	7	—	1,154

Total debt securities	313,490	4,361	(4,244)	313,607
Equity securities - financial services	2,025	—	(10)	2,015

Total	$315,515	$4,361	$(4,254)	$315,622

The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,130	$2,144
Due after one year through five years	47,511	47,901
Due after five years through ten years	63,011	63,750
Due after ten years	257,888	259,204

Total	$370,540	$372,999

For the three months ended June 30, 2014, the Company realized gross losses of $10,000 on proceeds from the sale of investment securities of $100. For the nine months ended June 30, 2014, the Company realized gross gains of $247,000 and gross losses of $21,000 on proceeds from the sale of investment securities of $8.1 million. For the three months ended June 30, 2013, the Company realized gross gains of $11,000 on proceeds from the sale of investment securities of $23,000. For the nine months ended June 30, 2013, the Company realized gross gains of $767,000 and gross losses of $18,000 on proceeds from the sale of investment securities of $39.2 million.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2014
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	24	$6,381	$(28)	$33,971	$(1,202)	$40,352	$(1,230)
Freddie Mac	23	9,551	(49)	30,409	(968)	39,960	(1,017)
Governmental National Mortgage Association	6	3,453	(11)	6,245	(159)	9,698	(170)
Other mortgage-backed securities	3	547	(1)	2,286	(6)	2,833	(7)
Obligations of states and political subdivisions	5	—	—	7,186	(294)	7,186	(294)
U.S. government agency securities	10	4,004	(6)	23,470	(366)	27,474	(372)
Corporate obligations	5	1,990	(10)	2,319	(16)	4,309	(26)
Other debt securities	2	2,102	(19)	—	—	2,102	(19)

Total	78	$28,028	$(124)	$105,886	$(3,011)	$133,914	$(3,135)

	September 30, 2013
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	30	$47,814	$(1,589)	$1,057	$(6)	$48,871	$(1,595)
Freddie Mac	20	32,781	(1,252)		—	32,781	(1,252)
Governmental National Mortgage Association	6	10,301	(230)	—	—	10,301	(230)
Other mortgage-backed securities	3	3,366	(19)	—	—	3,366	(19)
Obligations of states and political subdivisions	7	8,064	(499)	—	—	8,064	(499)
U.S. government agency securities	10	30,084	(479)	999	(1)	31,083	(480)
Corporate obligations	5	5,042	(169)	—	—	5,042	(169)
Equity securities-financial services	1	1,990	(10)	—	—	1,990	(10)

Total	82	$139,442	$(4,247)	$2,056	$(7)	$141,498	$(4,254)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision and corporate debt obligations.

The Company reviews its position quarterly and has asserted that at June 30, 2014, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2014	September 30, 2013
Held for investment:
Real Estate Loans:
Residential	$667,316	$686,651
Construction	1,800	2,288
Commercial	188,343	159,469
Commercial	23,331	10,125
Obligations of states and political subdivisions	50,096	33,445
Home equity loans and lines of credit	40,866	41,923
Auto Loans	83,619	61
Other	3,590	2,332

	1,058,961	936,294
Less allowance for loan losses	8,836	8,064

Net loans	$1,050,125	$928,230

Included in the June 30, 2014 balances are loans acquired from FNCB, as of the acquisition date of January 24,2014 as follows:

Real Estate Loans:
Residential	$933
Home equity loans and lines of credit	77
Other	20

Total loans	$1,030

Included in the June 30, 2014 balances are loans acquired from Franklin Security Bank, as of the acquisition date of April 4, 2014 as follows:

Real Estate Loans:
Residential	$17,151
Commercial	38,247
Commercial	9,308
Obligations of states and political subdivisions	7,309
Home equity loans and lines of credit	16
Auto loans	78,794
Other	1,363

Total loans	$152,188

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

June 30, 2014
Real Estate Loans:
Residential	$667,316	$13,093	$109	$654,114
Construction	1,800	—	—	1,800
Commercial	188,343	17,912	5,151	165,280
Commercial	23,331	536	293	22,502
Obligations of states and political subdivisions	50,096	—	—	50,096
Home Equity loans and lines of credit	40,866	220	—	40,646
Auto Loans	83,619	—	—	83,619
Other	3,590	—	—	3,590

Total	$1,058,961	$31,761	$5,553	$1,021,647

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

September 30, 2013
Real Estate Loans:
Residential	$686,651	$14,018	$271	$672,362
Construction	2,288	—	—	2,288
Commercial	159,469	15,478	6,355	137,636
Commercial	10,125	220	502	9,403
Obligations of states and political subdivisions	33,445	—	—	33,445
Home Equity loans and lines of credit	41,923	379	3	41,541
Auto Loans	61	—	—	61
Other	2,332	—	—	2,332

Total	$936,294	$30,095	$7,131	$899,068

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2014
With no specific allowance recorded:
Real Estate Loans
Residential	$8,512	$10,603	$—	$9,566	$242
Construction	—	—	—	—	—
Commercial	22,252	23,205	—	20,241	553
Commercial	829	834	—	1,764	49
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	183	458	—	285	4
Auto Loans	—	—	—	—	—
Other	—	—	—	—	—

Total	31,776	35,100	—	31,856	848

With an allowance recorded:
Real Estate Loans
Residential	4,690	5,258	531	3,425	79
Construction	—	—	—	—	—
Commercial	811	847	96	1,896	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	37	45	37	17	—
Auto Loans	—	—	—	—	—
Other	—	—	—	—	—

Total	5,538	6,150	664	5,338	79

Total:
Real Estate Loans
Residential	13,202	15,861	531	12,991	321
Construction	—	—	—	—	—
Commercial	23,063	24,052	96	22,137	553
Commercial	829	834	—	1,764	49
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	220	503	37	302	4
Auto Loans	—	—		—	—
Other	—	—	—	—	—

Total Impaired Loans	$37,314	$41,250	$664	$37,194	$927

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no specific allowance recorded:
Real Estate Loans
Residential	$11,251	$13,013	$—	$9,716	$159
Construction	—	—	—	—	—
Commercial	18,711	20,258	—	20,751	615
Commercial	722	731	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	683	—	373	3
Other	—	—	—	18	—

Total	31,066	34,685	—	31,892	786

With an allowance recorded:
Real Estate Loans
Residential	3,038	3,221	518	2,655	74
Construction	—	—	—	—	—
Commercial	3,122	3,178	301	2,839
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—
Other	—	—	—	—	—

Total	6,160	6,399	819	5,494	74

Total:
Real Estate Loans
Residential	14,289	16,234	518	12,371	233
Construction	—	—	—	—	—
Commercial	21,833	23,436	301	23,590	615
Commercial	722	731	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	683	—	373	3
Other	—	—	—	18	—

Total Impaired Loans	$37,226	$41,084	$819	$37,386	$860

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2014 and September 30, 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2014
Commercial real estate loans	$157,359	$8,576	$22,106	$302	$188,343
Commercial	22,295	375	661	—	23,331
Obligations of states and political subdivisions	50,096	—	—	—	50,096

Total	$229,750	$8,951	$22,767	$302	$261,770

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial real estate loans	$129,799	$9,440	$20,230	$—	$159,469
Commercial	9,466	436	223	—	10,125
Obligations of states and political subdivisions	33,445	—	—	—	33,445

Total	$172,710	$9,876	$20,453	$—	$203,039

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2014 and September 30, 2013 (in thousands):

	Performing	Non-performing	Total
June 30, 2014
Real estate loans:
Residential	$656,893	$10,423	$667,316
Construction	1,800	—	1,800
Home Equity loans and lines of credit	40,613	253	40,866
Auto Loans	83,594	25	83,619
Other	3,577	13	3,590

Total	$786,477	$10,714	$797,191

	Performing	Non-performing	Total
September 30, 2013
Real estate loans:
Residential	$675,706	$10,945	$686,651
Construction	2,288	—	2,288
Home Equity loans and lines of credit	41,584	339	41,923
Auto loans	61	—	61
Other	2,332	—	2,332

Total	$721,971	$11,284	$733,255

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2014 and September 30, 2013 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2014
Real estate loans
Residential	$652,247	$3,857	$789	$—	$10,423	$15,069	$667,316
Construction	1,800	—	—	—	—	—	1,800
Commercial	177,162	283	—	—	10,898	11,181	188,343
Commercial	21,682	204	127	—	1,318	1,649	23,331
Obligations of states and political subdivisions	50,077	19	—	—	—	19	50,096
Home equity loans and lines of credit	40,514	69	30	—	253	352	40,866
Auto Loans	83,312	282	—	—	25	307	83,619
Other	3,517	51	9	—	13	73	3,590

Total	$1,030,311	$4,765	$955	$—	$22,930	$28,650	$1,058,961

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2013
Real estate loans
Residential	$671,850	$2,866	$990	$—	$10,945	$14,801	$686,651
Construction	2,288	—	—	—	—	—	2,288
Commercial	146,062	2,589		—	10,818	13,407	159,469
Commercial	8,948	—	—	—	1,177	1,177	10,125
Obligations of states and political subdivisions	33,445	—	—	—	—	—	33,445
Home equity loans and lines of credit	41,380	127	77	—	339	543	41,923
Auto loans	61	—	—	—	—	—	61
Other	2,275	57	—	—	—	57	2,332

Total	$906,309	$5,639	$1,067	$—	$23,279	$29,985	$936,294

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2014 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following tables summarize changes in the primary segments of the ALL for the three and nine month periods ending June 30, 2014 and 2013:

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at March 31, 2014	5,920	26	1,003	369	106	500	—	26	712	8,662
Charge-offs	(332)	—	(23)	—	—	(10)	—	—	—	(365)
Recoveries	34	—	—	2	—	—	—	3	—	39
Provision	312	(2)	(399)	222	10	(17)	56	(3)	321	500

ALL balance at June 30, 2014	5,934	24	581	593	116	473	56	26	1,033	8,836

March 31, 2013	5,791	28	837	350	106	496	—	19	44	7,671
Charge-offs	(509)	—	(74)	(16)	—	—	—	—	—	(599)
Recoveries	9	—	—	—	—	3	—	—	—	12
Provision	676	16	262	27	7	97	—	1	14	1,100

ALL balance at June 30, 2013	5,967	44	1,025	361	113	596	—	20	58	8,184

ALL balance at September 30, 2013	5,787	20	946	337	130	430	—	21	393	8,064
Charge-offs	(1,255)	—	(73)	(48)	—	(73)	—	—	—	(1,449)
Recoveries	112	—	83	14	—	—	—	12	—	221
Provision	1,290	4	(375)	290	(14)	116	56	(7)	640	2,000

ALL balance at June 30, 2014	5,934	24	581	593	116	473	56	26	1,033	8,836

September 30, 2012	5,401	29	699	474	127	499	—	22	51	7,302
Charge-offs	(1,752)	—	(288)	(16)	—	(67)	—	(6)	—	(2,129)
Recoveries	50	—	2	—	—	9	—	—	—	61
Provision	2,268	15	612	(97)	(14)	155	—	4	7	2,950

ALL balance at June 30, 2013	5,967	44	1,025	361	113	596	—	20	58	8,184

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2014 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
Individually evaluated for impairment	531	—	96	—	—	37	—	—	—	664
Collectively evaluated for impairment	5,403	24	485	593	116	436	56	26	1,033	8,172

ALL Balance at June 30, 2014	5,934	24	581	593	116	473	56	26	1,033	8,836

Individually evaluated for impairment	518	—	301	—	—	—	—	—	—	819
Collectively evaluated for impairment	5,269	20	645	337	130	430	—	21	393	7,245

ALL balance at September 30, 2013	5,787	20	946	337	130	430	—	21	393	8,064

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial loans, home equity loans and lines of credit segments for the nine month period ending June 30, 2014 due to increased charge off activity and impairment evaluations in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three and nine months ended June 30, 2014 and 2013.

For the Three Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$236	$236
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	—	—	—
Other	—	—	—

Total	2	$236	$236

Of the two new troubled debt restructurings granted for the three months ended June 30, 2014, one loan totaling $208,000 was granted terms and rate concessions and one loan totaling $28,000 was granted terms concessions.

For the Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	8	$989	$989
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	98	98
Auto Loans	—	—	—
Other	—	—	—

Total	9	$1,087	$1,087

Of the nine new troubled debt restructurings granted for the three months ended June 30, 2013, six loans totaling $751,000 were granted terms and rate concessions and three loans totaling $336,000 were granted terms concessions.

For the Nine Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	9	$1,293	$1,293
Construction	—	—	—
Commercial	1	197	197
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	—	—	—
Other	—	—	—

Total	10	$1,490	$1,490

Of the ten new troubled debt restructurings granted for the nine months ended June 30, 2014, six loans totaling $883,000 were granted terms and rate concessions and four loans totaling $607,000 were granted terms concessions.

	For the Nine Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	12	$1,589	$1,589
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	98	98
Auto Loans
Other	—	—	—

Total	13	$1,687	$1,687

Of the 13 new troubled debt restructurings granted for the nine months ended June 30, 2013, eight loans totaling $1.3 million were granted terms and rate concessions and five loans totaling $410,000 were granted terms concessions. There were no troubled debt restructurings that have subsequently defaulted within one year of modification for the three and nine months ended June 30, 2014 and 2013.

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2014	September 30, 2013
Non-interest bearing demand accounts	$70,980	$58,795
NOW accounts	120,939	99,857
Money market accounts	178,263	138,049
Savings and club accounts	124,812	110,189
Certificates of deposit	648,101	634,169

Total	$1,143,095	$1,041,059

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2013 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Service Cost	$144	$175	$433	$526
Interest Cost	191	179	572	537
Expected return on plan assets	(290)	(259)	(871)	(776)
Amortization of unrecognized loss	7	98	21	294

Net periodic benefit cost	$52	$193	$155	$581

The Bank contributed $550,000 to its pension plan in May 2014.

10.	Equity Incentive Plan

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

For the nine months ended June 30, 2014 and 2013, the Company recorded $170,000 and $1.5 million of share-based compensation expense, respectively, comprised of restricted stock expense of $170,000 for the June 30, 2014 period and stock option expense of $458,000 and restricted stock expense of $1.0 million for the June 30, 2013 period. Expected future compensation expense relating to the 13,334 restricted shares at June 30, 2014, is $49,000 over the remaining vesting period of 0.25 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the six month period ended June 30, 2014.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2013	1,458,379	$12.35	4.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, June 30, 2014	1,458,379	$12.35	3.9	$—

Exercisable at June 30, 2014	1,458,379	$12.35	3.9	$—

The following is a summary of the status of the Company’s restricted stock as of June 30, 2014, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2013	14,995	$10.94
Granted	—	—
Vested	1,661	10.94
Forfeited	—	—

Nonvested at June 30, 2014	13,334	$10.94

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of June 30, 2014 and September 30, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at June 30, 2014
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2013
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$257,581	$—	$257,581
Obligations of states and political subdivisions	—	43,163	—	43,163
U.S. government agencies	—	47,905	—	47,905
Corporate obligations	—	13,405	—	13,405
Trust-preferred securities	—	3,861	1,830	5,691
Other debt securities	—	5,254	—	5,254
Equity securities-financial services	2,025	—	—	2,025

Total debt and equity securities	$2,025	$371,169	$1,830	$375,024
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,967	$2,967
Impaired loans measured on a non-recurring basis	$—	$—	$36,650	$36,650

	Fair Value Measurement at September 30, 2013
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2013
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$217,837	$—	$217,837
Obligations of states and political subdivisions	—	23,909	—	23,909
U.S. government agencies	—	52,520	—	52,520
Corporate obligations	—	12,773	—	12,773
Trust-preferred securities	—	3,614	1,800	5,414
Other debt securities	—	1,154	—	1,154
Equity securities-financial services	2,015	—	—	2,015

Total debt and equity securities	$2,015	$311,807	$1,800	$315,622
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,111	$2,111
Impaired loans measured on a non-recurring basis	$—	$—	$36,407	$36,407

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the periods ended June 30, 2014 and June 30, 2013.

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three months ended
	June 30, 2014	June 30, 2013
Beginning balance	$1,830	$1,760
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—
Included in other comprehensive income	—	20
Transfers in and/or out of Level III	—	—

	$1,830	$1,780

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine months ended
	June 30, 2014	June 30, 2013
Beginning balance	$1,800	$1,740
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	30	40
Transfers in and/or out of Level III	—	—

	$1,830	$1,780

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2014, 249 impaired loans with a carrying value of $37.3 million were reduced by specific valuation allowance totaling $664,000 resulting in a net fair value of $36.7 million based on Level 3 inputs. At September 30, 2013, 233 impaired loans with a carrying value of $37.2 million were reduced by a specific valuation totaling $819,000 resulting in a net fair value of $36.4 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2014:
Impaired loans	36,650	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30% (23.0%)
Foreclosed real estate owned	2,967	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 40% (21.4%)

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2013:
Impaired loans	36,407	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30% (23.5%)
Foreclosed real estate owned	2,111	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30% (20.4%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	June 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$23,480	$23,480	$—	$—	$23,480
Certificates of deposit	1,767	—	1,767	—	1,767
Investment and mortgage backed securities available for sale	375,024	2,025	371,169	1,830	375,024
Loans receivable, net	1,050,125	—	—	1,078,683	1,078,683
Accrued interest receivable	5,042	5,042	—	—	5,042
FHLB stock	12,757	12,757	—	—	12,757
Mortgage servicing rights	799	—	—	799	799
Bank owned life insurance	29,484	29,484	—	—	29,484

Financial liabilities:
Deposits	$1,143,095	$494,994	$—	$651,908	1,146,902
Short-term borrowings	78,749	78,749	—	—	78,749
Other borrowings	145,260	—	—	146,398	146,398
Advances by borrowers for taxes and insurance	11,924	11,924	—	—	11,924
Accrued interest payable	1,035	1,035	—	—	1,035

	September 30, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$26,648	$26,648	$—	$—	$26,648
Certificates of deposit	1,767	—	1,767	—	1,767
Investment and mortgage backed securities available for sale	315,622	2,015	311,807	1,800	315,622
Loans receivable, net	928,230	—	—	951,120	951,120
Accrued interest receivable	4,413	4,413	—	—	4,413
FHLB stock	9,415	9,415	—	—	9,415
Mortgage servicing rights	382	—	—	382	382
Bank owned life insurance	28,797	28,797	—	—	28,797

Financial liabilities:
Deposits	$1,041,059	$406,890	$—	$638,510	1,045,400
Short-term borrowings	23,000	23,000	—	—	23,000
Other borrowings	129,260	—	—	124,504	124,504
Advances by borrowers for taxes and insurance	4,962	4,962	—	—	4,962
Accrued interest payable	833	833	—	—	833

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

12.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and nine months ended June 30, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at March 31, 2014	$(1,297)	$(549)	$(1,846)
Other comprehensive income before reclassifications	—	2,165	2,165
Amounts reclassified from accumulated other comprehensive income	5	7	12

Period change	5	2,172	2,177

Balance at June 30, 2014	$(1,292)	$1,623	$331

Balance at March 31, 2013	$(4,318)	$4,481	$163
Other comprehensive loss before reclassifications	—	(4,194)	(4,194)
Amounts reclassified from accumulated other comprehensive income	65	(7)	58

Period change	65	(4,201)	(4,136)

Balance at June 30, 2013	$(4,253)	$280	$(3,973)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at September 30, 2013	$(1,306)	$71	$(1,235)
Other comprehensive income before reclassifications	—	1,701	1,701
Amounts reclassified from accumulated other comprehensive income	14	(149)	(135)

Period change	14	1,552	1,566

Balance at June 30, 2014	$(1,292)	$1,623	$331

Balance at September 30, 2012	$(4,450)	$6,208	$1,758
Other comprehensive loss before reclassifications	—	(5,431)	(5,431)
Amounts reclassified from accumulated other comprehensive income	194	(494)	(300)

Period change	194	(5,925)	(5,731)

Balance at June 30, 2013	$(4,256)	$283	$(3,973)

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2014	2013
Securities available for sale:
Net securities gains reclassified into earnings	$10	$(11)	Gain on sale of investments, net
Related income tax expense	(3)	4	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	7	(7)	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	7	98	Compensation and employee benefits
Related income tax expense	$(2)	$(33)	Provision for income taxes

Net effect on accumulated other	5	65	Net of tax

Total reclassification for the period	$12	$58	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Nine months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2014	2013
Securities available for sale:
Net securities gains reclassified into earnings	$(226)	$(749)	Gain on sale of investments, net
Related income tax expense	77	255	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(149)	(494)	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	21	294	Compensation and employee benefits
Related income tax expense	$(7)	$(100)	Provision for income taxes

Net effect on accumulated other	14	194	Net of tax

Total reclassification for the period	$(135)	$(300)	Net of tax

13.	Acquisitions

Acquisition of FNCB Branch

On January 24, 2014, the Company closed on a purchase transaction pursuant to which ESSA Bancorp, Inc. acquired a branch facility, customer deposits, and loans of First National Community Bank (FNCB), the subsidiary of First National Community Bancorp, Inc., in a cash transaction. The acquired branch is located in the Monroe County, Pennsylvania market. Under the terms of the agreement, the Company acquired all of the branch facilities, customer deposits and loans of FNCB and received net cash of $4.6 million.

The acquired assets and assumed liabilities were measured at fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of FNCB. Real estate acquired through foreclosure was primarily value based on appraised collateral values.

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

The following condensed statement reflects the values assigned to FNCB’s net assets as of the acquisitions date:

Total purchase price	$4,460

Net assets acquired:
Cash	$11
Loans receivable and accrued interest receivable	1,033
Premises and equipment, net	1,626
Certificates of deposits	(3,069)
Deposits other than certificates of deposits	(5,683)

6,082

Goodwill resulting from FNCB purchase	$1,442

Supplemental pro forma financial information related to the FNCB acquisition has not been provided as it would be impracticable to do so. Historical financial information regarding the acquired branch is not accessible and thus the amounts would require estimates so significant as to render the disclosure irrelevant.

Acquisition of Franklin Security Bancorp, Inc.

On April 4, 2014, the Company closed on a merger transaction pursuant to which ESSA Bancorp, Inc. acquired Franklin Security Bancorp, Inc., the parent company of Franklin Security Bank, in a cash transaction. The acquisition added two branch locations in the Scranton-Wilkes Barre, Pennsylvania market, establishing ESSA’s presence in that market.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Franklin Security Bancorp, Inc. for a total cash purchase price of approximately $15.7 million. Franklin Security Bank has been merged into ESSA Bank & Trust, with ESSA Bank & Trust as the surviving entity.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of Franklin Security Bank. Real estate acquired through foreclosure was primarily valued based on appraised collateral values. The Company also recorded an identifiable intangible asset representing the core deposit base of Franklin Security Bank based on management’s evaluation of the cost of such deposits relative to alternative funding sources. Management used market quotations to measure the fair value of investment securities and FHLB advances. The business combination resulted in the acquisition of loans without evidence of credit quality deterioration. At the acquisition date, the Company determined that there were no purchased impaired loans. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

Franklin Security Bank’s loans without evidence of credit deterioration were measured to fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, Franklin Security Bank’s loan portfolio without evidence of deterioration totaled $155.3 million and was recorded at a fair value of $152.2 million.

The following condensed statement reflects the values assigned to Franklin Security Bancorp, Inc.’s net assets as of the acquisitions date:

Total purchase price	$15,698

Net assets acquired:
Cash	$(19,825)
Investments available for sale	55,901
Loans receivable	152,188
Regulatory stock	1,569
Premises and equipment, net	176
Foreclosed real estate	436
Intangible assets	889
Deferred tax assets	1,031
Other assets	2,504
Certificates of deposits	(90,869)
Deposits other than certificates of deposits	(71,317)
Borrowings	(30,177)
Other liabilities	(2,265)

Gain resulting from Franklin Security Bancorp, Inc. acquisition	$241

Results of operations for Franklin prior to the acquisition date are not included in the Consolidated Statement of Income for the three and nine-month periods ended June 30, 2014. The following table presents financial information regarding the former Franklin operations included in the Consolidated Statement of Income from the date of acquisition through June 30, 2014 under column “Actual from acquisition date through June 30, 2014.” In addition, the following table presents unaudited pro forma information as if the acquisition of Franklin had occurred on October 1, 2012 under the “Pro Forma” columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs and amortization of fair value adjustments net of the related income tax effects are included in the amounts below, but any purchase gain has been excluded.

Actual From Acquisition Date Through June 30, 2014
(in thousands)
Net interest income	$1,902
Non interest income	107

Net income	$641

	Pro Formas
	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net interest income	$11,097	$11,267	$32,534	$34,791
Non interest income	2,100	1,915	5,605	6,850
Net income	2,385	2,036	4,471	7,184
Pro forma earnings per share:
Basic	$0.22	$0.18	$0.41	$0.61
Diluted	$0.22	$0.18	$0.41	$0.61

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Total Assets. Total assets increased by $186.9 million, or 13.62%, to $1,559.2 million at June 30, 2014 from $1,372.3 million at September 30, 2013. The acquisition of Franklin Security Bancorp, Inc. accounted for the majority of the increase. The Company completed its acquisition of Franklin Security Bancorp on April 4, 2014, adding approximately $219.5 million in total assets, $152.2 million in loans and $162.2 million in deposits.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.1 million, or 11.65%, to $23.5 million at June 30, 2014 from $26.6 million at September 30, 2013. This decrease was primarily the result of the cash used for the acquisition of Franklin Security Bancorp, Inc. offset by cash generated from the repayment of loans receivable from September 30, 2013 through June 30, 2014.

Net Loans. Net loans increased $121.9 million, or 13.13%, to $1,050.1 million at June 30, 2014 from $928.2 million at September 30, 2013. During this period, commercial real estate loans increased $28.9 million to $183.3 million, commercial loans increased $13.2 million to $23.3 million, obligations of states and political subdivisions increased $16.7 million to $50.1 million, auto loans increased $83.6 million to $83.6 million and other loans increased $1.3 million to $3.6 million. These increases were partially offset by decreases in residential loans of $19.3 million to $667.3 million, construction loans outstanding of $488,000 to $1.8 million, home equity loans and lines of credit of $1.0 million to $40.9 million.

Investment Securities Available for Sale. Investment securities available for sale increased $59.4 million, or 18.82%, to $375.0 million at June 30, 2014 from $315.6 million at September 30, 2013. The increase was due primarily to increases in mortgage backed securities of $39.8 million and obligations of states and political subdivisions of $19.3 million, offset in part by a decrease in U.S. government securities of $4.6 million.

Deposits. Deposits increased $102.0 million, or 9.8%, to $1,143.1 million at June 30, 2014 from $1,041.1 million at September 30, 2013, primarily as a result of the acquisition of Franklin Security Bancorp, Inc. At June 30, 2014 compared to September 30, 2013, certificate of deposit accounts increased $13.9 million to $648.1 million, NOW accounts increased $21.1 million to $120.9 million, non-interest bearing demand accounts increased $12.2 million to $71.0 million, money market accounts increased $40.2 million to $178.3 million and savings and club accounts increased $14.6 million to $124.8 million. Included in the certificates of deposit at June 30, 2014 was an increase in brokered certificates of $12.2 million to $245.5 million.

Borrowed Funds. Borrowed funds increased by $72.0 million, or 47.31%, to $224.3 million at June 30, 2014, from $152.3 million at September 30, 2013. The increase in borrowed funds was primarily due to increases in short term borrowings of $55.8 million and other borrowings of $16.3 million.

Stockholders’ Equity. Stockholders’ equity increased by $4.9 million, or 2.91%, to $171.3 million at June 30, 2014 from $166.5 million at September 30, 2013.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2014 and 2013

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expenses	Yield/Cost	Average Balance	Interest Income/ Expenses	Yield/Cost
	(dollars in thousands)

Interest-earning assets:
Loans(1)	$1,054,409	$11,807	4.49%	$947,107	$11,032	4.67%
Investment Securities
Taxable(2)	81,064	411	2.03%	87,100	376	1.73%
Exempt from federal income tax(2)(3)	32,298	173	3.26%	14,192	73	3.13%

Total investment securities	113,362	584	2.38%	101,292	449	1.93%
Mortgage-backed securities	244,722	1,221	2.00%	217,162	994	1.84%
Regulatory stock	12,153	167	5.51%	13,553	13	0.38%
Other	17,589	6	0.14%	11,904	3	0.10%

Total interest-earning assets	1,442,235	13,785	3.86%	1,291,018	12,491	3.89%
Allowance for loan losses	(8,697)			(7,841)
Noninterest-earning assets	113,084			101,755

Total assets	$1,546,622			$1,384,932

Interest-bearing liabilities:
NOW accounts	$121,934	$20	0.07%	$88,045	$13	0.06%
Money market accounts	178,056	92	0.21%	137,908	67	0.19%
Savings and club accounts	122,691	17	0.06%	105,857	12	0.05%
Certificates of deposit	652,488	1,886	1.16%	606,584	1,665	1.10%
Borrowed funds	215,097	673	1.26%	191,981	885	1.85%

Total interest-bearing liabilities	1,290,266	2,688	0.84%	1,130,375	2,642	0.94%
Non-interest-bearing NOW accounts	67,056			60,570
Non-interest-bearing liabilities	19,035			21,886

Total liabilities	1,376,357			1,212,831
Equity	170,265			172,101

Total liabilities and equity	$1,546,622			$1,384,932

Net interest income		$11,097			$9,849

Interest rate spread
Net interest-earning assets	$151,969		3.02%	$160,643		2.95%

Net interest margin			3.09%			3.06
Average interest-earning assets to average interest-bearing liabilities		111.78%		114.21%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expenses	Yield/Cost	Average Balance	Interest Income/ Expenses	Yield/Cost
	(dollars in thousands)

Interest-earning assets:
Loans(1)	$968,243	$32,173	4.44%	$948,040	$34,310	4.84%
Investment Securities
Taxable(2)	83,408	1,250	2.00%	90,205	1,211	1.79%
Exempt from federal income tax(2)(3)	19,896	318	3.24%	12,825	200	3.16%

Total investment securities	103,304	1,568	2.24%	103,030	1,411	1.96%
Mortgage-backed securities	227,106	3,432	2.02%	220,895	3,347	2.03%
Regulatory stock	10,687	303	3.79%	17,098	53	0.41%
Other	11,802	14	0.16%	9,403	10	0.14%

Total interest-earning assets	1,321,142	37,490	3.81%	1,298,466	39,131	4.04%
Allowance for loan losses	(8,342)			(7,607)
Noninterest-earning assets	108,291			101,364

Total assets	$1,421,091			$1,392,223

Interest-bearing liabilities:
NOW accounts	$100,849	42	0.06%	$90,000	38	0.06%
Money market accounts	151,834	225	0.20%	144,618	258	0.24%
Savings and club accounts	113,959	45	0.05%	102,940	37	0.05%
Certificates of deposit	619,283	5,597	1.21%	592,035	5,243	1.18%
Borrowed funds	187,720	2,055	1.46%	213,548	3,103	1.94%

Total interest-bearing liabilities	1,173,645	7,964	0.90%	1,143,141	8,679	1.01%
Non-interest-bearing NOW accounts	62,026			55,162
Non-interest-bearing liabilities	16,443			18,875

Total liabilities	1,252,114			1,217,178
Equity	168,977			175,045

Total liabilities and equity	$1,421,091			$1,392,223

Net interest income		$29,526			$30,452

Interest rate spread			2.91%			3.03%
Net interest-earning assets	$147,497			$155,325

Net interest margin			2.99%			3.14%
Average interest-earning assets to average interest-bearing liabilities		112.57%			113.59%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

Net Income. Net income increased $750,000, or 39.98%, to $2.6 million for the three months ended June 30, 2014 compared to net income of $1.9 million for the comparable period in 2013. The increase was due primarily to increases in net interest income and noninterest income, offset in part by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $1.3 million, or 12.67%, to $11.1 million for the three months ended June 30, 2014 from $9.8 million for the comparable period in 2013. The increase was primarily attributable to an increase in the Company’s interest rate spread to 3.02% for the three months ended June 30, 2014, from 2.95% for the comparable period in 2013, offset by a decrease of $8.7 million in the Company’s average net earnings assets.

Interest Income. Interest income increased $1.3 million, or 10.36%, to $13.8 million for the three months ended June 30, 2014 from $12.5 million for the comparable 2013 period. The increase resulted primarily from an increase in interest earning assets of $151.2 million offset in part by a decline in the yield on interest earning assets of 3 basis points. The average yield on interest earning assets was 3.86% for the three months ended June 30, 2014, as compared to 3.89% for the comparable 2013 period. Loans increased on average $107.3 million between the two periods. In addition, average investment securities increased $12.1 million, mortgage-backed securities increased $27.6 million, regulatory stock decreased $1.4 million and other interest earning assets increased $5.7 million. Interest income for the three months ended June 30, 2014 included approximately $462,000 of net accretion of fair market value adjustments for credit and yield applied to purchased loans compared to $371,000 of accretion and recapture for the comparable 2013 period.

Interest Expense. Interest expense increased $46,000, or 1.74%, to $2.7 million for the three months ended June 30, 2014 from $2.6 million for the comparable 2013 period. The increase resulted from a $159.9 million increase in average interest bearing liabilities for the three months ended June 30, 2014, offset in part by a 10 basis point decrease in the overall cost of interest bearing liabilities to 0.84% for the three months ended June 30, 2014 from 0.94% for the comparable 2013 period. Increases in all interest bearing accounts as a result of the Franklin Security Bancorp merger was the primary reason for the increased interest expense.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $500,000 for the three month period ended June 30, 2014 as compared to $1.1 million for the three month period ended June 30, 2013. The allowance for loan losses was $8.8 million, or 0.83% of loans outstanding, at June 30, 2014, compared to $8.1 million, or 0.86% of loans outstanding at September 30, 2013. During the three month period ending June 30, 2014 the Company acquired Franklin Security Bancorp’s loan portfolio. The portfolio was recorded at a fair value of $152.2 million and included a credit quality discount which incorporates an adjustment for possible loan losses.

Non-interest Income. Non-interest income increased $300,000, or 16.67%, to $2.1 million for the three months ended June 30, 2014 from $1.8 million for the comparable period in 2013. The primary reason for the increase was a gain on acquisition of $241,000 during the 2014 period.

Non-interest Expense. Non-interest expense increased $941,000, or 11.54%, to $9.1 million for the three months ended June 30, 2014 from $8.2 million for the comparable period in 2013. The primary reasons for the increase were increases in compensation and employee benefits of $222,000, data processing expense of $290,000, merger related costs of $176,000 and other expenses of $121,000. The primary reason for the increases were expenses related to the Franklin acquisition.

Income Taxes. Income tax expense increased $457,000 to $976,000 for the three months ended June 30, 2014 from $519,000 for the comparable 2013 period. The increase was primarily a result of the increase in income before taxes of $1.2 million for the three months ended June 30, 2014. The effective tax rate was 27.10% for the three months ended June 30, 2014, compared to 21.67% for the 2013 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and June 30, 2013

Net Income. Net income decreased $663,000, or 9.76%, to $6.1 million for the nine months ended June 30, 2014 compared to net income of $6.8 million for the comparable period in 2013. The decrease was due primarily to decreases in net interest income and noninterest income and an increase in noninterest expenses.

Net Interest Income. Net interest income decreased $926,000, or 3.04%, to $29.5 million for the nine months ended June 30, 2014 from $30.5 million for the comparable period in 2013. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.91% for the nine months ended June 30, 2014, from 3.03% for the comparable period in 2013, along with a decrease of $7.8 million in the Company’s average net earnings assets.

Interest Income. Interest income decreased $1.6 million, or 4.19%, to $37.5 million for the nine months ended June 30, 2014 from $39.1 million for the comparable 2013 period. The decrease resulted primarily from a decline in the yield on interest earning assets, offset in part by an increase in interest earning assets. Average interest earning assets increased $26.7 million and the average yield on interest earning assets decreased 23 basis points. The average yield on interest earning assets was 3.81% for the nine months ended June 30, 2014, as compared to 4.04% for the comparable 2013 period. Loans increased on average $20.2 million between the two periods. In addition, average investment securities increased $274,000, mortgage-backed securities increased $6.2 million, regulatory stock decreased $6.4 million and other interest earning assets increased $2.4 million. Interest income for the nine months ended June 30, 2014 included approximately $1.3 million of net accretion of fair market value adjustments for credit and yield applied to purchased loans compared to $2.7 million of accretion and recapture for the comparable 2013 period.

Interest Expense. Interest expense decreased $715,000, or 8.24%, to $8.0 million for the nine months ended June 30, 2014 from $8.7 million for the comparable 2013 period. The decrease resulted from an 11 basis point decrease in the overall cost of interest bearing liabilities to 0.90% for the nine months ended June 30, 2014 from 1.01% for the comparable 2013 period, offset by a $30.5 million increase in average interest-bearing liabilities. Average interest bearing liabilities increased primarily from additional liabilities acquired from Franklin.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $2.0 million for the nine month period ended June 30, 2014 as compared to $3.0 million for the nine month period ended June 30, 2013. The allowance for loan losses was $8.8 million, or 0.83% of loans outstanding, at June 30, 2014, compared to $8.2 million, or 0.86% of loans outstanding at September 30, 2013.

Non-interest Income. Non-interest income decreased $805,000, or 12.81%, to $5.5 million for the nine months ended June 30, 2014 from $6.3 million for the comparable period in 2013. The primary reasons for the decrease were decreases in gain on sale of loans, net of $426,000, gains on sale of investments net of $523,000 and service fees, charges and fees on loans of $202,000, offset by a gain on acquisition of $241,000 during the 2014 period.

Non-interest Expense. Non-interest expense increased $278,000, or 1.14%, to $24.7 million for the nine months ended June 30, 2014 from $24.4 million for the comparable period in 2013. The primary reasons for the increase were increases in data processing of $271,000, cost to liquidate foreclosed real estate of $382,000 and merger related expenses of $522,000. These increases were partially offset by decreases in compensation and employee benefits of $737,000 and professional fees of $105,000. Compensation and employee benefits declined due to decreases in the cost of the Company’s stock based incentive plan.

Income Taxes. Income tax expense decreased $396,000 to $2.1 million for the nine months ended June 30, 2014 from $2.5 million for the comparable 2013 period. The decrease was primarily a result of the decrease in income before taxes of $1.1 million for the nine months ended June 30, 2014. The effective tax rate was 25.92% for the nine months ended June 30, 2014, compared to 27.23% for the 2013 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	June 30, 2014	September 30, 2013

Non-performing assets:
Non-accruing loans	$22,930	$23,279
Troubled debt restructures	263	585

Total non-performing loans	23,193	23,864
Foreclosed real estate	2,967	2,111
Other repossessed assets	69	—

Total non-performing assets	$26,229	$25,975

Ratio of non-performing loans to total loans	2.19%	2.55%
Ratio of non-performing loans to total assets	1.49%	1.74%
Ratio of non-performing assets to total assets	1.68%	1.89%
Ratio of allowance for loan losses to total loans	0.83%	0.86%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $227,000 to $26.2 million at June 30, 2014 from $26.0 million at September 30, 2013. Non-performing loans decreased $698,000 to $23.2 million at June 30, 2014 from $23.9 million at September 30, 2013. The year to date decrease was primarily due to a decrease of $522,000 in nonperforming residential loans and a $322,000 decrease in troubled debt restructures offset by a $222,000 increase in nonperforming commercial loans. The number of nonperforming residential loans increased to 99 at June 30, 2014, from 89 at September 30, 2013. The $22.9 million of non-accruing loans at June 30, 2014 included 99 residential loans with an aggregate outstanding balance of $10.4 million that were past due 90 or more days at June 30, 2014, 76 commercial and commercial real estate loans with aggregate outstanding balances of $12.2 million and 15 consumer loans with aggregate balances of $291,000. Within the residential loan balance are $2.4 million of loans less than 90 days past due. In the quarter ended June 30, 2014, the Company identified 15 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $856,000 to $3.0 million at June 30, 2014 from $2.1 million at September 30, 2013. Foreclosed real estate consists of 25 residential properties, two building lots and four commercial properties. During the three month period ending June 30, 2014, the Company acquired Franklin Security Bancorp’s loan portfolio, which was recorded at a fair value of $152.2 million. Balances and ratios as of June 30, 2014 reflect the addition of the former Franklin Security non-performing assets.

Foreclosed real estate increased $856,000 to $3.0 million at June 30, 2014 from $2.1 million at September 30, 2013. The balance of foreclosed real estate acquired from Franklin Security Bancorp at June 30, 2014 was $185,000. The Company also acquired other repossessed assets from Franklin (principally mobile homes) which totaled $69,000 at June 30, 2014.

At June 30, 2014, the principal balance of troubled debt restructures was $7.3 million as compared to $7.8 million at September 30, 2013. Of the $7.3 million of troubled debt restructures at June 30, 2014, $3.5 million are performing loans and $3.8 million are non-accrual loans. An additional $263,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 53 loans that comprise our troubled debt restructures at June 30, 2014, no loans were granted a rate concession at a below market interest rate. Nineteen loans with balances totaling $2.6 million were granted market rate and terms concessions, ten totaling $849,000 loans were granted an interest rate concession and 31 loans with balances totaling $3.9 million were granted term concessions.

As of June 30, 2014, troubled debt restructures were comprised of 48 residential loans totaling $5.8 million, 10 commercial and commercial real estate loans totaling $1.5 million, and two consumer (home equity loans, home equity lines and credit, and other) totaling $103,000.

For the three month period ended June 30, 2014, six loans totaling $851,000 were removed from non-performing TDR status. Three loans for $415,000 were transferred to foreclosed real estate, and two loans totaling $396,000 completed 12 months of consecutive on time payments and one loan totaling $140,000 was paid off.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended June 30, 2014, we modified eight loans ($1.4 million) in this fashion. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total, there were six such loans in the three months ended June 30, 2014 with an aggregate balance of approximately $762,000. For the nine months ended June 30, 2014, we modified 24 loans ($3.0 million) residential first mortgage loans. With regard to commercial loans, including commercial real estate loans, there were 21 such loans in the nine months ended June 30, 2014 with an aggregate balance of approximately $12.8 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2014, $23.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $2.1 million at June 30, 2014. As of June 30, 2014, we had $224.3 million in borrowings outstanding from FHLBank Pittsburgh. We have access to total FHLBank advances of up to approximately $596.3 million.

At June 30, 2014, we had $92.0 million in loan commitments outstanding, which included, in part, $5.7 million in undisbursed construction loans and land development loans, $31.6 million in unused home equity lines of credit, $35.8 million in commercial lines of credit and commitments to originate commercial loans, $5.6 million in performance standby letters of credit and $524,000 in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2014 totaled $299.6 million, or 46.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $10.7 million and $19.4 million for the nine months ended June 30, 2014 and 2013, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided in investing activities was $9.6 million and $23.2 million for the three months ended June 30, 2014 and 2013, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash used of $23.5 million and $37.8 million for the nine months ended June 30, 2014 and 2013, respectively.

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

Contractual Obligations

During the first nine months of fiscal 2014, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2013.

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

There were no changes made in the Company’s internal controls over financial reporting (as defined by rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended June 30, 2014.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 30, 2014	7,600	$10.42	7,600	—
May 31, 2014	30,900	10.48	30,900	—
June 30, 2014	23,400	10.63	23,400	—

Total	61,900	$10.53	61,900	238,100

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.2	Amended and Restated Employment Agreement for Gary S. Olson**

10.3	Amended and Restated Employment Agreement for Robert S. Howes**

10.4	Amended and Restated Employment Agreement for Allan A. Muto**

10.5	Amended and Restated Employment Agreement for Diane K. Reimer**

10.6	Amended and Restated Employment Agreement for V. Gail Warner**

10.7	Supplemental Executive Retirement Plan**

10.8	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.9	Endorsement Split Dollar Life Insurance Agreement for Robert S. Howes**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: August 8, 2014	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 8, 2014	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer