Form 10-K
period 2014-09-30
ESSA Bancorp, Inc.
filed 2014-12-15
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 8, 2014, there were 18,133,095 shares issued and 11,444,378 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2014, was $115,803,969.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).

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

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is the Pennsylvania-chartered stock holding company of ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of ESSA Bank & Trust. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of ESSA Bank & Trust. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. On July 31, 2012, ESSA Bancorp completed its acquisition of First Star Bancorp, Inc. and its wholly-owned subsidiary, First Star Bank. The total value of the consideration for the acquisition was $24.6 million, 50% of which was paid in cash and the remainder paid in the form of ESSA Bancorp common stock. The information presented herein includes the combined operations of both companies as of July 31, 2012. On April 4, 2014, ESSA Bancorp completed its acquisition of Franklin Security Bancorp, Inc. and its wholly owned subsidiary, Franklin Security Bank. The total value of the consideration for the acquisition was $15.7 million which was paid in cash. At September 30, 2014, ESSA Bancorp had consolidated assets of $1.6 billion, consolidated deposits of $1.1 billion and consolidated stockholders’ equity of $167.3 million. Consolidated net income for the fiscal year ended September 30, 2014 was $8.5 million.

ESSA Bank & Trust

General

ESSA Bank & Trust was organized in 1916. ESSA Bank & Trust is a Pennsylvania chartered full-service, community-oriented savings bank. We provide financial services to individuals, families and businesses through our 27 full-service banking offices, located in Monroe, Northampton, Lehigh, Lackawanna and Luzerne Counties, Pennsylvania. ESSA Bank & Trust is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Pursuant to changes in Pennsylvania law, ESSA Bank & Trust converted its charter from a Pennsylvania savings and loan association to a Pennsylvania savings bank. The charter change did not have a material effect on the operations of ESSA Bank & Trust. Additionally, on January 24, 2014, the Bank completed its acquisition of a branch facility, customer deposits and loans from First National Community Bank (“FNCB”), a subsidiary of First National Community Bancorp, Inc. in a cash transaction. The acquired branch is located in the Monroe County, Pennsylvania market. Under the terms of the agreement, the Company acquired all of the branch facilities, customer deposits and loans of FNCB and received net cash of $4.6 million.

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

Market Area

At September 30, 2014, our 27 full-service banking offices consisted of 12 offices in Monroe County, six offices in Lehigh County, seven offices in Northampton County, one office in Lackawanna County and one office in Luzerne County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. As of September 30, 2014, we had a deposit market share of approximately 31.0% in Monroe County, which represented the largest deposit market share in Monroe County, 3.0% in Northampton County, 2.0% in Lehigh County, 0.2% in Lackawanna County and 1.5% in Luzerne County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one-to-four family residential real property. In recent years, we have increased our originations of commercial loans, commercial real estate loans and indirect auto loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from 10.6% of our total loan portfolio at September 30, 2010 to $190.5 million, or 17.9%, of our total loan portfolio at September 30, 2014. One-to-four family residential real estate mortgage loans represented $654.2 million, or 61.3%, of our loan portfolio at September 30, 2014. Home equity loans and lines of credit totaled $41.4 million, or 3.9%, of our loan portfolio at September 30, 2014. Commercial loans totaled $25.8 million, or 2.4%, of our loan portfolio at September 30, 2014 and construction first mortgage loans totaled $1.4 million, or 0.1%, of the total loan portfolio at September 30, 2014. Obligations of states and political subdivisions totaled $49.2 million, or 4.6%, of our loan portfolio at September 30, 2014. Auto loans totaled $100.6 million or 9.4% of the total loan portfolio at September 30, 2014. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential first mortgage loans:
One-to-four family	$654,152	61.3%	$686,651	73.3%	$696,696	72.8%	$583,599	78.1%	$596,455	80.8%
Construction	1,367	0.1	2,288	0.2	3,805	0.4	691	0.1	1,302	0.2
Commercial	25,807	2.4	10,125	1.1	12,818	1.3	14,766	2.0	16,545	2.2
Commercial real estate	190,536	17.9	159,469	17.0	160,192	16.7	79,362	10.6	77,943	10.6
Obligations of states and political subdivisions	49,177	4.6	33,445	3.6	33,736	3.5	25,869	3.5	—	—
Home equity loans and lines of credit	41,387	3.9	41,923	4.5	47,925	5.0	40,484	5.4	43,559	5.9
Auto loans	100,571	9.4	61	—	165	—	212	—	361	—
Other	3,904	0.4	2,332	0.3	2,320	0.3	1,806	0.3	2,125	0.3

Total loans receivable	$1,066,901	100.0%	$936,294	100.0%	$957,657	100.0%	$746,789	100.0%	$738,290	100.0%

Allowance for loan losses	(8,634)		(8,064)		(7,302)		(8,170)		(7,448)

Total loans receivable, net	$1,058,267		$928,230		$950,355		$738,619		$730,842

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-four family		Construction		Commercial		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2015	422	5.94	—	—	2,781	4.72	22,328	4.82
2016	1,385	5.55	—	—	2,293	4.13	8,270	5.42
2017	2,774	5.35	—	—	3,851	4.39	22,325	4.56
2018 to 2019	20,100	4.40	—	—	2,056	4.21	27,813	5.47
2020 to 2024	99,279	3.89	—	—	8,893	4.27	33,599	4.35
2025 to 2029	227,196	3.44	—	—	869	4.03	29,586	4.61
2029 and beyond	302,996	4.94	1,367	4.53	5,064	3.49	46,615	4.59

Total	654,152	4.25	1,367	4.53	25,807	4.16	190,536	4.74

	Obligations of States and Political Subdivisions		Home Equity Loans and Lines of Credit		Auto Loans		Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2015	916	3.30	355	6.11	1,467	7.56	1,166	2.88	29,435	4.85
2016	48	1.15	1,318	3.89	4,366	5.66	114	7.58	17,794	5.21
2017	18	2.29	1,210	4.31	10,022	4.51	315	7.26	40,515	4.60
2018 to 2019	3,434	4.21	4,119	4.10	43,963	3.96	1,045	6.99	102,530	4.50
2020 to 2024	7,505	2.78	10,683	5.00	40,753	5.02	294	9.20	201,006	4.24
2025 to 2029	21,139	3.08	12,040	3.67	—	—	625	9.64	291,455	3.56
2029 and beyond	16,117	4.32	11,662	3.69	—	—	345	9.07	384,166	4.82

Total	49,177	3.52	41,387	4.11	100,571	4.57	3,904	6.58	1,066,901	4.33

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2014 that are contractually due after September 30, 2015.

	Due After September 30, 2015
	Fixed	Adjustable	Total
	(In thousands)

Residential first mortgage loans:
One-to-four family	614,229	39,501	653,730
Construction	1,367	—	1,367
Commercial	17,724	5,302	23,026
Commercial real estate	49,578	118,630	168,208
Obligations of states and political subdivisions	29,700	18,561	48,261
Home equity loans and lines of credit	15,141	25,891	41,032
Auto loans	99,104	—	99,104
Other	2,728	10	2,738

Total	829,571	207,895	1,037,466

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton, Lehigh, Lackawanna and Luzerne Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center.

One-to-four family Residential Loans. Historically, our principal lending activity has consisted of the origination of one-to-four family residential mortgage loans secured primarily by properties located in Monroe, Northampton, and Lehigh Counties, Pennsylvania. At September 30, 2014, approximately $654.2 million, or 61.3%, of our loan portfolio, consisted of one-to-four family residential loans. Our origination of one-to-four family loans decreased in fiscal year 2014 compared to fiscal years 2013 and 2012. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios if private mortgage insurance is specified to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2014, our largest loan secured by one-to-four family real estate had a principal balance of approximately $1.5 million and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $897,000 of adjustable rate one-to-four family residential loans during the year ended September 30, 2014 and $750,000 during the year ended September 30, 2013. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2014, $39.5 million, or 6.0%, of our one-to-four family residential loans had adjustable rates of interest.

All one-to-four family residential mortgage loans that we originate include “due-on-sale” clauses, which provides the right to declare a loan immediately due and payable in the event that the borrower sells or otherwise conveys title to the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings bank may lend relative to the value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all purchase money loans, we utilize outside independent appraisers approved by the Board of Directors. All purchase money and most refinance loans require a lender’s title insurance policy. Certain modest refinance requests may utilize an automated valuation model with an exterior inspection report and title search. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our loan originators. Eligible properties include primary and vacation homes in northeastern Pennsylvania, with the majority of loans being originated in Monroe, Northampton and Lehigh Counties. As of September 30, 2014, home equity loans and lines totaled about $41.4 million, or 3.9%, or our loan portfolio.

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

Loan underwriting standards limit the maximum size of a junior lien loan to between $100,000 and $200,000, depending on the loan type and collateral. All loans exceeding 70-75% of value require an appraisal by bank-approved, licensed appraisers. Loans up to $25,000 with lesser loan-to-value ratios may utilize an automated valuation model. Title/lien searches are secured on all home equity loans and lines greater than $25,000.

Commercial Real Estate Loans. At September 30, 2014, $190.5 million, or 17.9%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80% and 85% for select loans with faster amortizations. At September 30, 2014, our largest commercial real estate loan balance was $5.1 million, which was performing in accordance with its terms. At September 30, 2014, 51 of our loans secured by commercial real estate totaling $10.6 million were not performing in accordance with their terms and were on nonaccrual status.

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

First Mortgage Construction Loans. At September 30, 2014, $1.4 million, or 0.1%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2014, our largest first mortgage construction loan balance was $235,000. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30 year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Obligations of States and Political Subdivisions. At September 30, 2014, $49.2 million, or 4.6%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2014, $100.6 million, or 9.4% of our total loan portfolio consisted of auto loans. Franklin Security Bank specialized in indirect automobile lending. After the acquisition of Franklin Security Bank, ESSA retained a number of their experienced employees. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee.

Indirect auto loans are inherently risky as they are often secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2014, these other loans totaled $3.9 million, or 0.4% of the total loan portfolio.

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

Non-Performing Loans and Problem Assets

After a real estate secured loan becomes 15 days late, we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone. When a loan becomes 30 days delinquent, we send a delinquency letter to the borrower. We attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the loan is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure or other appropriate action. After 120 days, if no satisfactory arrangements have been made, we will commence foreclosure proceedings.

Mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved. Further income is recognized only if and when the loan is performing and demonstrates the likelihood of full repayment.

Non-performing Loans. At September 30, 2014, $21.9 million, or 2.08% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Commercial real estate loans totaled $10.6 million at September 30, 2014. Residential first mortgage loans that were 90 days or more past due or classified as non-performing troubled debt restructured loans totaled $10.0 million at September 30, 2014. In connection with the First Star Bank acquisition, the Company acquired loans with deteriorated credit quality totaling $12.9 million. These loans were carried at $7.5 million at September 30, 2012 and contributed to the significant increase in non-performing loans at September 30, 2012 compared to non-performing loans at September 30, 2011. These loans were adjusted to fair market value at the time of acquisition. The Company acquired no loans with deteriorated credit quality in connection with the acquisition of Franklin Security Bank in April 2014, or the assets from First National Community Bank in January 2014.

Real Estate Owned. At September 30, 2014, the Company had $2.8 million of real estate owned consisting of 36 properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Non-accrual loans:
Residential first mortgage loans:
One-to-four family	$9,778	$10,945	$10,536	$6,854	$8,360
Construction	—	—	—	—	—
Commercial	1,243	1,177	1,870	306	199
Commercial real estate	10,612	10,818	10,909	3,502	1,411
Home equity loans and lines of credit	259	339	373	248	200
Auto loans	—	—	—	—	—
Other	20	—	19	61	346

Total	21,912	23,279	23,707	10,971	10,516

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One-to-four family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Auto Loans	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	—

Non-performing troubled debt restructurings	238	585	533	529	361

Total non-performing loans	22,150	23,864	24,240	11,500	10,877

Real estate owned	2,759	2,111	2,998	2,356	2,034
Other repossessed assets	69	—	—	—	—

Total non-performing assets	$24,978	$25,975	$27,238	$13,856	$12,911

Troubled debt restructurings:*
Residential first mortgage loans:
One-to-four family	$5,302	$6,024	$7,342	$5,430	$5,054
Construction	—	—	—	—	—
Commercial	—	18	227	120	3
Commercial real estate	1,381	1,582	5,344	4,372	1,865
Home equity loans and lines of credit	103	197	167	250	21
Auto loans	—	—	—	—	—
Other	—	—	—	58	59

Total	$6,786	$7,821	$13,080	$10,230	$7,002

Ratios:
Total non-performing loans to total loans	2.08%	2.55%	2.53%	1.54%	1.47%
Total non-performing loans to total assets	1.41%	1.74%	1.71%	1.05%	1.01%
Total non-performing assets to total assets	1.58%	1.89%	1.92%	1.26%	1.20%

*	Non-performing troubled debt restructurings are included in total troubled debt restructurings for September 30, 2014 as part of the non-performing assets table.

For the year ended September 30, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.1 million.

At September 30, 2014, the principal balance of troubled debt restructures was $6.8 million as compared to $7.8 million at September 30, 2013. Of the $6.8 million of troubled debt restructures at September 30, 2014, $2.6 million are performing loans and $4.2 million are non-accrual loans. An additional $238,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 56 loans that make up our troubled debt restructures at September 30, 2014, no loans were granted a rate concession at a below market interest rate, 20 loans with balances totaling $2.8 million were granted market rate and terms concessions, 26 loans with balances totaling $3.2 million were granted terms concessions and 10 loans with balances totaling $849,000 were granted interest rate concessions.

Residential real estate loans made up the vast majority of our troubled debt restructures at September 30, 2014, and were comprised of 44 residential loans totaling $5.3 million, 10 commercial and commercial real estate loans totaling $1.4 million, and two consumer (home equity loans, home equity lines of credit, and other) totaling $103,000.

For the year ended September 30, 2014, 20 loans totaling $2.8 million were removed from TDR status, 5 loans totaling $511,000 were transferred to foreclosed real estate, 9 loans for $1.8 million had completed timely payments, and 6 loans totaling $520,000 were paid off.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2014, we modified 35 loans totaling $4.5 million. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total we modified 30 commercial loans with an aggregate balance of approximately $19.7 million for the year ended September 30, 2014.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2014
Residential first mortgage loans:
One-to-four family	14	$1,393	100	$9,778	114	$11,171
Construction	—	—	—	—	—	—
Commercial	3	30	21	1,243	24	1,273
Commercial real estate	2	89	54	10,612	56	10,701
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	3	33	18	259	21	292
Auto loans	4	33	—	—	4	33
Other	—	—	2	20	2	20

Total	26	$1,578	195	$21,912	221	$23,490

At September 30, 2013
Residential first mortgage loans:
One-to-four family	8	$990	92	$10,945	100	$11,935
Construction	—	—	—	—	—	—
Commercial	—	—	19	1,177	19	1,177
Commercial real estate	—	—	61	10,818	61	10,818
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	4	77	10	339	14	416
Auto loans	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	12	$1,067	182	$23,279	194	$24,346

At September 30, 2012
Residential first mortgage loans:
One-to-four family	11	$1,274	78	$10,536	89	$11,810
Construction	—	—	—	—	—	—
Commercial	—	—	27	1,870	27	1,870
Commercial real estate	3	3,348	59	10,909	62	14,257
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	4	138	15	373	19	511
Auto loans	—	—	—	—	—	—
Other	—	—	1	19	1	19

Total	18	$4,760	180	$23,707	198	$28,467

At September 30, 2011
Residential first mortgage loans:
One-to-four family	7	$928	40	$6,854	47	$7,782
Construction	—	—	—	—	—	—
Commercial	1	1	7	306	8	307
Commercial real estate	—	—	17	3,502	17	3,502
Home equity loans and lines of credit	—	—	—	—	—	—
Auto loans	5	187	8	248	13	435
Other	1	2	2	61	3	63

Total	14	$1,118	74	$10,971	88	$12,089

At September 30, 2010
Residential first mortgage loans:
One-to-four family	6	$558	50	$8,360	56	$8,918
Construction	—	—	—	—	—	—
Commercial	1	151	2	199	3	350
Commercial real estate	1	107	8	1,411	9	1,518
Obligations of states and political subdivisions	5	146	6	200	11	346
Home equity loans and lines of credit	—	—	3	346	3	346
Auto loans	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	13	$962	69	$10,516	82	$11,478

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

At September 30, 2014, the Company classified approximately $14.4 million of our assets as special mention, of which $8.4 million were commercial and commercial real estate loans, $41.4 million as substandard of which $22.1 million were commercial and commercial real estate loans, $298,000 of commercial real estate as doubtful and none as loss. On the basis of management’s review of its assets, at September 30, 2013, we classified approximately $18.1 million of our assets as special mention of which $9.9 million were commercial and commercial real estate loans, $38.6 million as substandard of which $20.5 million were commercial and commercial real estate loans, none as doubtful, and none as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2014 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board of Governors (the “Federal Reserve Board”), the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$8,064	$7,302	$8,170	$7,448	$5,815

Charge-offs:
Residential first mortgage loans:
One-to-four family	(1,709)	(2,401)	(2,366)	(1,175)	(190)
Construction	—	—	—	—	—
Commercial	(101)	—	(31)	(131)	(53)
Commercial real estate	(120)	(403)	(987)	—	(186)
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	(145)	(243)	(380)	(188)	(107)
Auto loans	—	—	—	—	—
Other	(3)	(6)	(13)	(4)	(36)

Total charge-offs	(2,078)	(3,053)	(3,777)	(1,498)	(572)

Recoveries:
Residential first mortgage loans:
One-to-four family	163	50	291	146	—
Construction	—	—	—	—	—
Commercial	20	—	26	2	—
Commercial real estate	94	2	7	—	4
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	18	13	33	14	—
Auto loans	—	—	—	—	—
Other	3	—	2	3	26

Total recoveries	298	65	359	165	30

Net charge-offs	(1,780)	(2,988)	(3,418)	(1,333)	(542)
Provision for loan losses	2,350	3,750	2,550	2,055	2,175

Balance at end of year	$8,634	$8,064	$7,302	$8,170	$7,448

Ratios:
Net charge-offs to average loans outstanding	0.17%	0.32%	0.44%	0.18%	0.07%
Allowance for loan losses to non-performing loans at end of year	38.98%	33.79%	30.12%	71.04%	68.48%
Allowance for loan losses to total loans at end of year	0.81%	0.86%	0.76%	1.09%	1.01%

Loans acquired by the Company as a result of the Company’s merger with First Star Bank, which closed on July 31, 2012, and Franklin Security Bank which closed on April 4, 2014 were recorded at fair value on the purchase date without the carryover of any related allowance for loan losses. At each reporting date subsequent to their purchase, these loans have been included in the Company’s evaluation of the adequacy of its allowance for loan losses. At September 30, 2012, there were $207.1 million of former First Star loans without an accompanying allowance for loan loss included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were a significant factor in the decline of this ratio from 1.09% at September 30, 2011 to 0.76% at September 30, 2012. At September 30, 2013, there were $155.4 million of loans of former First Star loans included in the Company’s total loans when calculating the loan loss to total loans ratio. At September 30, 2013 there was an allowance for loan losses of $257,000 related to First Star loan that was included in the allowance for loan losses. This loan was not a significant factor in the increase in the allowance for loan losses to total loans ratio from 0.76% at September 30, 2012 to 0.86% at September 30, 2013. At September 30, 2014, there were $133.1 million of former First Star loans and $128.6 of former Franklin Security loans without an accompanying allowance for loan loss included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were a significant factor in the decline of this ratio from 0.86% at September 30, 2013 to 0.81% at September 30, 2014. At September 30, 2012, there were $9.4 million of former First Star loans, without an accompanying allowance for loan losses included in the Company’s total loans when calculating the allowance for loan losses to non-performing loans (ALL to NPL) ratio. These loans were a significant factor in the decline in the ALL to NPL ratio from 71.04% at September 30, 2011 to 30.12% at September 30, 2012. At September 30, 2013, there were $7.3 million of former First Star loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2013 there was an allowance for loan losses of $257,000 related to one of these loans that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio to 33.79% at September 30, 2013 from 30.12% at September 30, 2012. At September 30, 2014, there were $11.2 million of former First Star loans and $1.6 million of former Franklin Security loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2014 there was an allowance for loan losses of

$66,000 related to one of these loans included in the Company’s total loans when calculating that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio from 33.79% at September 30, 2013 to 38.98% at September 30, 2014.

As previously disclosed, the Bank’s primary federal regulator was changed from the Office of Thrift Supervision (“OTS”) to the Federal Deposit Insurance Corporation (“FDIC”) in July of 2011. Because the FDIC places a different emphasis on the timing of charge offs than the OTS did, the Company determined that a change to its allowance for loan loss process was necessary. Previously, where a loan loss was considered likely and that loss was measured, a specific allocation of the Company’s allowance for loan losses was made to cover this loss. Actual losses were charged off when the loan in question was foreclosed upon. Beginning in March of 2012, these likely losses are being charged-off against the allowance for loan losses when determined. The Company does not believe that these additional charge offs reflect any deterioration of the credit quality of the Company’s loan portfolio. These charge offs did, however, reduce the balance of the Company’s allowance for loan losses by a corresponding amount. Further, the Company believes that these charge offs have also reduced the risk perceived in the loan portfolio and that the loans loss allowance at September 30, 2014 is reasonable and adequate.

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

	2014			2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One-to-four family	$5,573	64.54%	61.30%	$5,787	71.76%	73.34%	$5,401	73.97%	72.75%
Construction	11	0.13	0.13	20	0.25	0.24	29	0.40	0.40
Commercial	528	6.12	2.42	337	4.18	1.08	474	6.49	1.34
Commercial real estate	663	7.68	17.86	946	11.73	17.03	699	9.57	16.73
Obligations of states and political subdivisions	163	1.89	4.61	130	1.61	3.57	127	1.74	3.52
Home equity loans and lines of credit	470	5.44	3.88	430	5.33	4.48	499	6.83	5.00
Auto loans	459	5.32	9.43	—	—	—	—	—	—
Other	32	0.37	0.37	21	0.26	0.26	22	0.30	0.26

Total allocated allowance	7,899	91.49	100.00	7,671	95.12	100.00	7,251	99.30	100.00
Unallocated allowance	735	8.51	—	393	4.88	—	51	0.70	—

Total allowance for loan losses	$8,634	100.00%	100.00%	$8,064	100.00%	100.00%	$7,302	100.00%	100.00%

	2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Residential first mortgage loans:
One-to-four family	$5,220	63.89%	78.10%	$4,462	59.91%	80.80%
Construction	8	0.10	0.10	15	0.20	0.20
Commercial	500	6.12	2.00	204	2.74	2.20
Commercial real estate	1,329	16.26	14.10	1,556	20.89	10.60
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	622	7.62	5.40	569	7.64	5.90
Auto Loans	—	—	—	—	—	—
Other	80	0.98	0.30	22	0.29	0.30

Total allocated allowance	7,759	94.97	100.00	6,828	91.67	100.00
Unallocated allowance	411	5.03	—	620	8.33	—

Total allowance for loan losses	$8,170	100.00%	100.00%	7,448	100.00%	100.00%

We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, unpaid interest previously credited to income is reversed. Interest received on nonaccrual loans is applied against principal. Generally, residential and consumer loans are restored to accrual status when the obligation is brought current in accordance with the contractual terms for a reasonable period of time and ultimate collectibility of total contractual principal and interest is no longer in doubt. Commercial loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectibility of total contractual principal and interest no longer is in doubt.

In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on nonaccrual status, it will be subject to transfer to the real estate owned (“REO”) portfolio (comprised of properties acquired by or in lieu of foreclosure), upon which our loan servicing department will pursue the sale of the real estate. Prior to this transfer, the loan balance will be reduced, if necessary, to reflect its current market value less estimated costs to sell. Write downs of REO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant improvements which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.

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

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA) as well as commercial paper, corporate debt and municipal bonds. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

Our policy is that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. Currently, all securities are classified as available-for-sale.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and GNMA and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and GNMA. At September 30, 2014, our mortgage-backed securities portfolio had a fair value of $265.1 million, consisting primarily of Freddie Mac, Fannie Mae and GNMA mortgage-backed securities.

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

Equity Securities. At September 30, 2014, our equity securities had a fair value of $2.0 million.

In addition, we hold Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2014 was $14.2 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2014 with a par value that was $703,000 more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed monthly by the FHLB-Pittsburgh.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2014, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$266,088	$265,052	$218,115	$217,837	$208,265	$215,804
Obligations of state and political subdivisions	41,375	42,771	23,754	23,909	18,611	19,517
U.S. government agency securities	47,821	47,630	52,775	52,520	74,106	74,484
Corporate obligations	13,140	13,328	12,756	12,773	8,602	8,657
Trust-preferred securities	5,027	5,621	4,943	5,414	5,852	6,233
Other debt securities	6,618	6,651	1,147	1,154	1,476	1,512

Total debt securities	380,069	381,053	313,490	313,607	316,912	326,207
Equity securities – financial services	2,025	2,025	2,025	2,015	3,267	3,378

Total investment securities available-for-sale	$382,094	$383,078	$315,515	$315,622	$320,179	$329,585

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities available for sale:

U.S. government securities	—	—	34,774	1.16	9,685	1.07	3,362	0.34	47,821	47,630	1.09
Obligations of state and political subdivisions	—	—	7,246	1.35	16,337	1.41	17,792	5.32	41,375	42,771	3.08
Mortgage-backed securities	—	—	1,148	3.98	25,315	2.64	239,625	2.31	266,088	265,052	2.35
Corporate obligations	2,506	2.83	4,596	3.00	6,038	4.66	—	—	13,140	13,328	3.73
Trust preferred securities	—	—	—	—	—	—	5,027	2.92	5,027	5,621	2.92
Other debt securities	—	—	—	—	1,798	2.93	4,820	3.51	6,618	6,651	3.35

Total debt securities	2,506	2.83	47,764	1.44	59,173	2.26	270,626	2.52	380,069	381,053	2.34
Equity securities	—	—	—	—	—	—	2,025	4.40	2,025	2,025	4.40

Total investment securities available for-sale	2,506	2.83	47,764	1.44	59,173	2.26	272,651	2.53	382,094	383,078	2.35

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

At September 30, 2014, our deposits totaled $1.1 billion. Interest-bearing NOW, savings and club and money market deposits totaled $456.8 million at September 30, 2014. At September 30, 2014, we had a total of $607.0 million in certificates of deposit. Noninterest-bearing demand deposits totaled $70.0 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2014, we had a total of $218.4 million of brokered certificates of deposits, a decrease of $14.9 million from the prior fiscal year end. Our brokered certificates of deposits range from less than one- to seven-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2014			2013			2012
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$64,253	6.01%	—%	$56,467	5.68%	—%	$37,064	5.21%	—%
Interest bearing NOW	109,615	10.26%	0.07	91,201	9.18%	0.06	65,747	9.25	0.04
Money market	155,841	14.59%	0.20	143,103	14.40%	0.23	117,118	16.47	0.28
Savings and club	115,347	10.80%	0.05	104,234	10.49%	0.05	78,943	11.10	0.10
Certificates of deposit	623,307	58.34%	1.27	598,759	60.25%	1.17	412,207	57.97	1.71

Total deposits	$1,068,363	100.00%	0.78%	$993,764	100.00%	0.75%	$711,079	100.00%	1.05%

As of September 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $201.5 million. The following table sets forth the maturity of those certificates as of September 30, 2014.

At September 30, 2014
(In thousands)

Three months or less	28,430
Over three months through six months	29,194
Over six months through one year	32,506
Over one year	111,321

Total	201,451

At September 30, 2014, $90.1 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of year	$108,020	$23,000	$43,281
Maximum outstanding at any month end	$108,020	$84,500	$43,281
Average balance during year	$55,204	$45,792	$11,712
Weighted average interest rate at end of year	0.33%	0.29%	0.30%
Average interest rate during year	0.33%	0.28%	0.27%

At September 30, 2014, we had the ability to borrow approximately $576.4 million under our credit facilities with the FHLB-Pittsburgh.

Competition

We face significant competition in both originating loans and attracting deposits. The counties in which we operate have a significant concentration of financial institutions, many of which are significantly larger institutions and have greater financial resources, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, leasing companies, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2014, ESSA Bank & Trust had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2014, we had 246 full-time employees and 57 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

ESSA Bank & Trust has four wholly owned subsidiaries, ESSACOR, Inc., Pocono Investment Company, ESSA Advisory Services, LLC, and Integrated Financial Corporation and its fully owned subsidiary Integrated Abstract Incorporated. ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of ESSA Bank & Trust, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100% by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(K) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania Corporation that provided investment advisory services to the general public and is currently inactive. Integrated Abstract Incorporated is a Pennsylvania Corporation that provided title insurance services and is currently inactive.

SUPERVISION AND REGULATION

General

The Company is a Pennsylvania corporation. The Company was formerly regulated as a savings and loan holding company, and in November 2014 received approval to become a bank holding company. As a bank holding company, we are required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board.

ESSA Bank & Trust is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund (“DIF”). We are subject to extensive regulation by the Pennsylvania Department of Banking and Securities (the “Department”), our chartering agency, and by the FDIC, our primary federal regulator. We must file reports with the Department and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Department and the FDIC to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on us and our operations.

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated, as of July 21, 2011, our former primary federal regulator, the Office of Thrift Supervision, and required ESSA Bank & Trust to be regulated by the FDIC (the primary federal regulator for state-chartered banks that are not members of the Federal Reserve System). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies such as ESSA Bancorp, Inc., in addition to the bank holding companies, that it currently regulates. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The required capital regulations have been issued and are effective January 1, 2015.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (“CFPB”) with substantial power to implement and oversee consumer protection laws. The CFPB Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as ESSA Bank & Trust, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

The Dodd-Frank Act prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the CFPB has adopted regulations defining “qualified mortgages” that would be presumed to comply with the Dodd-Frank Act’s ability-to-repay rules. Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-repay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable. ESSA Bank & Trust will not grant a non-qualified mortgage loan unless such loan falls under the “temporary qualified mortgage” guidance and there were additional factors to support the exception (which may include a review of the borrower’s creditworthiness and whether a deposit relationship exists).

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires extensive regulations which are still being implemented. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Regulation by the Pennsylvania Department of Banking and Securities

The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operations and other aspects of ESSA Bank & Trust and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. The Department may also take enforcement actions against savings banks and may appoint a receiver or conservator for a savings bank under certain circumstances.

The Department generally examines each savings association not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the current practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Recent changes to Pennsylvania law have repealed the Savings Association Code. Consequently, ESSA Bank & Trust converted its charter to a Pennsylvania savings bank whose state law powers are primarily governed by Chapter 5 of the Pennsylvania Baking Code of 1965, as amended. The charter conversion is not expected to have material effect on the operations of ESSA Bank & Trust.

Regulation by the Federal Deposit Insurance Corporation

ESSA Bank & Trust is also subject to extensive regulation, examination and supervision, among other things, by the Federal Deposit Insurance Corporation, as its primary federal regulator. Such regulation and supervision:

•	limits the investment authority of ESSA Bank & Trust;

•	establishes a continuing and affirmative obligation, consistent with ESSA Bank & Trust’s safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;

•	establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and

•	establishes standards for safety and soundness.

The FDIC generally examines each savings bank not less frequently than once every two years. The FDIC has the authority to order any savings bank or its directors, trustees, officers, attorneys or employees to discontinue any violation of law or unsafe or unsound banking practice.

Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured savings bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the savings bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions. Although ESSA Bank & Trust meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.

Transactions with Affiliates

Transactions between an insured bank, such as ESSA Bank & Trust, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

Section 23A:

•	limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in ESSA Bank & Trust are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. ESSA Bank & Trust, therefore, is subject to FDIC deposit insurance assessments.

The FDIC imposes an assessment for deposit insurance against all insured depository institutions. Each institution’s assessment is based on the perceived risk to the insurance fund of the institution, with institutions deemed riskiest paying higher assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base assessments on average total assets less tangible capital, rather than deposits. The FDIC issued a final rule which implemented that directive effective April 1, 2011 and adjusted its assessment schedule so that it now ranges from 2.5 basis points to 45 basis points of average total assets less tangible capital. Small banks, such as ESSA Bank & Trust, are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2014, the annualized FICO assessment was 0.62 basis point of an institution’s total assets less tier 1 capital.

Capital Requirements

Federal regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulatory, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank.

At September 30, 2014, the ESSA Bank & Trust’s capital exceeded all applicable requirements.

Any state-chartered savings bank that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain corrective actions are required by law.

We are also subject to more stringent capital guidelines of the Department. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), establishes a uniform minimum leverage ratio of 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for ESSA Bank & Trust on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Dividends from ESSA Bank & Trust

Our ability to pay dividends depends, to a large extent, upon ESSA Bank & Trust’s ability to pay dividends to ESSA Bancorp. The Banking Code states, that no dividend may be paid out of surplus without approval of the Department. Dividends may be paid out of accumulated net earnings. No dividend may generally be paid that would result in ESSA Bank & Trust failing to comply with its regulatory capital requirements.

Prompt Corrective Action

Under the federal Prompt Corrective Act regulations, a savings bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

Generally, the FDIC is required to appoint a receiver or conservator for a savings bank that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the FDIC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the FDIC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. The FDIC may also take any one of a number of discretionary supervisory actions against an undercapitalized savings bank, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The final rule will increase regulatory capital requirements under the prompt and corrective action regulations on January 1, 2015.

As of September 30, 2014, the Bank was a “well-capitalized institution” under the prompt corrective action regulations.

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

Holding Company Regulation

Federal Regulation. The Company is a bank holding company that has elected to be a financial holding company and is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis. As of September 30, 2014, the Company’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. This will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. The Dodd-Frank Act grandfathers instruments issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets. The final capital rule adopted in July 2013 will implement the Dodd-Frank Act’s directive as to holding company capital standards as of July 1, 2015.

Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and requires the issuance of implementing regulations. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required of an undercapitalized bank. If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board. In addition, Federal Reserve Board policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is consistent with the company’s capital needs, asset quality and overall financial condition.

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that is as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

As a financial holding company, we are permitted (1) to engage in other activities that the Federal Reserve Board determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, or (2) to acquire shares of companies engaged in such activities. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank, without the prior approval of the Federal Reserve Board.

In order to maintain our status as a financial holding company, we must remain “well capitalized” and “well managed” under applicable regulations. Failure to meet one or more of the requirements would mean, depending on the requirements not met, that we could not undertake new activities, make acquisitions other than those permitted generally for bank holding companies, or continue certain activities.

Federal Securities Laws

Shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

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

Method of Accounting. For federal income tax purposes, ESSA Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if ESSA Bank & Trust failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should ESSA Bank & Trust make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2014, ESSA Bank & Trust’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by ESSA Bank & Trust for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2014, ESSA Bank & Trust had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2014, ESSA Bank & Trust had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from ESSA Bank & Trust as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bank & Trust’s federal income tax returns have not been audited in the most recent five-year period. The 2011, 2012 and 2013 tax years remain open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal year 2014 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. ESSA Bank & Trust is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts ESSA Bank & Trust from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of ESSA Bank & Trust. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A.	Risk Factors

The Dodd-Frank Act, Among Other Things, Established the CFPB, Tightened Capital Standards and Will Continue to Result In New Laws and Regulations That Are Expected to Increase Our Costs of Operations.

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. However, it is expected that the legislation and implementing regulations will materially increase our operating and compliance costs.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets, such as ESSA Bank & Trust, will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, unless an exception applies.

New Regulations Could Restrict Our Ability to Originate and Sell Mortgage Loans.

The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

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

From September, 2007 through December, 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 0.25%. The federal funds rate has remained at 0.25% since December 2008 and is expected to remain at or around that level for an extended period of time. While these short term market interest rates (which we use as a guide to price our deposits) decreased, longer term market interest rates (which we use as a guide to price our longer term loans) also decreased but not to the same degree. With the decline in shorter term market interest rates the Company’s cost of funds declined. This decline in our cost of funds was initially beneficial to our net interest spread. However, as short term market rates have remained low and longer term interest rates also declined, the Company’s net interest margin decreased from 2.93% for the year ended September 30, 2009 to 2.65% for the year ended September 30, 2012. The Company’s acquisition of First Star Bancorp was effective July 31, 2012. The acquisition, along with increases in longer term interest rates during the third and fourth quarter of our 2013 fiscal year helped to increase our net interest margin to 3.08% for the year ended September 30, 2013. Rates remained low during the fiscal year ended September 30, 2014. The resulting decline in the yield on our interest earning assets outpaced the decline in the cost of our interest bearing liabilities resulting in a decline in our net interest margin to 2.97% for the year ended September 30, 2014 from 3.08% for the year ended September 30, 2013. If shorter term interest rates increase or if longer term interest rates decline, there could be further negative pressure exerted on our net interest margin.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2014, the fair value of our debt securities available for sale totaled $383.1 million. Unrealized net gains on these available for sale securities totaled approximately $984,000 at September 30, 2014 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in ESSA Bank & Trust’s Economic Value of Equity (EVE) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2014, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $33.3 million, or 17.3%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2014, $190.5 million, or 17.9%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2014, our largest commercial real estate lending relationship was $11.3 million of loans located in Lehigh County, Pennsylvania and secured by real estate. This loan was performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

Our Increased Auto Lending, As a Result of the Franklin Security Bank Acquisition, Increases Our Exposure to Increased Lending Risks.

At September 30, 2014, $100.6 million, or 9.4% of our total loan portfolio consisted of auto loans. These loans were primarily indirect auto loans. Indirect auto loans are inherently risky as they are often secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

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

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board, the FDIC and the Pennsylvania Department of Banking and Securities. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, the imposition of higher capital requirements, and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. Notably, the federal banking agencies have recently proposed regulations which, if finalized, would significantly increase regulatory capital requirements for insured depository institutions as well as applying such requirements to savings and loan holding companies. We believe that we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

Risks Associated With System Failures, Interruptions, Or Breaches of Security Could Negatively Affect Our Earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Recent Health Care Legislation Could Increase Our Expenses Or Require Us To Pass Further Costs On To Our Employees, Which Could Adversely Affect Our Operations, Financial Condition and Earnings.

Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees. Companies will also be required to enroll new employees automatically into their health plans. Compliance with these and other new requirements of the health care legislation has increased our employee benefits expense, and requires us to pass these costs on to our employees, which could result in a competitive disadvantage in hiring and retaining qualified employees.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information as of September 30, 2014 with respect to our main office located in Stroudsburg, Pennsylvania, and our 27 full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18322	Owned	1983	4,100

695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	472

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

5120 Milford Rd. East Stroudsburg, PA 18302	Owned	2014	3,610

3236 Route 940, Suite 23 Mt. Pocono, PA 18344	Leased	1999	536

1321A Blue Valley Drive Pen Argyl, PA 18072	Leased	2001	444

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

Route 611 1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

2836 Route 611, Ste 105 Tannersville, PA 18372	Leased	1993	611

924 Weir Lake Road Suite 101 Brodheadsville, PA 18322	Leased	1997	576

Tannersville Plaza 2826 Route 611 Tannersville, PA 18372	Owned	2007	2,500

975 Route 390 Cresco, PA 18326	Owned	2010	2,912

1500 N. Cedar Crest Blvd, Unit 2 Allentown, PA 18104	Leased	2010	530

5580 Crawford Drive Bethlehem, PA 18017	Leased	2010	468

5020 Route 873 Schnecksville, PA 18078	Leased	2010	460

Location	Leased or Owned	Year Acquired or Leased	Square Footage
418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

14 South Main Street Nazareth, PA 18064	Leased	2012	450

471 West Wabash Street Allentown, PA 18103	Owned	2012	4,411

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

Moravian Village Tower 526 Wood Street Bethlehem, PA 18018	Leased	2012	160

6302 Route 309 New Tripoli, PA 18066	Owned	2012	3,460

1065 Highway 315 Wilkes Barre, PA 18702	Leased	2014	7,536

139 Wyoming Avenue Scranton, PA 18503	Leased	2014	3,800

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

414 West Broad Street Bethlehem, PA 18018	Owned	2012	3,604

The net book value of our premises, land and equipment was $17.0 million at September 30, 2014.

Item 3.	Legal Proceedings

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

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2014 was 2,132. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp, Inc.’s common stock for the periods ended September 30, 2013 and September 30, 2014. The following information was provided by the Nasdaq Stock Market.

Fiscal 2014	High	Low	Dividends
Quarter ended September 30, 2014	$11.73	$10.96	$0.07
Quarter ended June 30, 2014	11.23	10.26	0.07
Quarter ended March 31, 2014	11.75	10.65	0.07
Quarter ended December 31, 2013	11.64	10.33	0.05

Fiscal 2013	High	Low	Dividends
Quarter ended September 30, 2013	$11.50	$10.26	$0.05
Quarter ended June 30, 2013	10.99	10.13	0.05
Quarter ended March 31, 2013	11.50	10.80	0.05
Quarter ended December 31, 2012	10.89	9.50	0.05

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. We began to pay quarterly cash dividends in the third quarter of fiscal 2008. Our dividend was increased from $0.05 per share to $0.07 per share in the second quarter of fiscal 2014. In determining whether and in what amount to pay a cash dividend in the future, the Board will take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will not be reduced or eliminated in the future.

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

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock between September 30, 2009 and September 30, 2014, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

ESSA BANCORP, INC.

ESSA Bancorp, Inc.

Total Return Performance
Index Value
200
175
150
125
100
75
50
ESSA Bancorp, Inc.
SNL Thrift Index
Russell 2000
09/30/09
09/30/10
09/30/11
09/30/12
09/30/13
09/30/14

	Period Ending
Index	09/30/09	09/30/10	09/30/11	09/30/12	09/30/13	09/30/14
ESSA Bancorp, Inc.	100.00	91.10	82.21	82.90	84.72	94.05
SNL Thrift Index	100.00	99.87	84.68	110.04	132.48	146.12
Russell 2000	100.00	113.35	109.35	144.24	187.59	194.96

Source: SNL Financial LC, Charlottesville, NC

Beginning in June 2009 through the year ended September 30, 2013, the Company repurchased a total of 6,627,100 shares of its common stock pursuant to five repurchase programs. In February 2014, the Company announced a sixth repurchase program to repurchase up to an additional 5% of its outstanding stock. During the year ended September 30, 2014 the Company purchased 369,225 shares at a weighted average cost of $11.24 per share. The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2014.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 31, 2014	70,880	11.07	65,600	—
August 31, 2014	182,500	11.52	182,500	—
September 30, 2014	—	—	—	178,300

Total	253,380	11.40	248,100	178,300

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of ESSA Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,574,815	$1,372,315	$1,418,786	$1,097,480	$1,071,997
Cash and cash equivalents	22,301	26,648	15,550	41,694	10,890
Investment securities:
Available for sale	383,078	315,622	329,585	245,393	252,341
Held to maturity	—	—	—	—	12,795
Loans, net	1,058,267	928,230	950,355	738,619	730,842
Regulatory stock	14,284	9,415	21,914	16,882	20,727
Premises and equipment	16,957	15,747	16,170	11,494	12,189
Bank owned life insurance	29,720	28,797	27,848	23,256	15,618
Deposits	1,133,889	1,041,059	995,634	637,924	540,410
Borrowed funds	259,320	152,260	234,741	288,410	350,076
Equity	167,309	166,446	175,411	161,679	171,623

	For the Years Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Data:

Interest income	$50,776	$51,102	$45,200	$47,176	$49,257
Interest expense	10,627	11,257	16,132	18,280	21,306

Net interest income	40,149	39,845	29,068	28,896	27,951
Provision for loan losses	2,350	3,750	2,550	2,055	2,175

Net interest income after provision for loan losses	37,799	36,095	26,518	26,841	25,776
Non-interest income	7,407	8,024	6,735	6,325	6,708
Non-interest expense	33,811	32,462	33,005	26,045	26,128

Income before income tax expense	11,395	11,657	248	7,121	6,356
Income tax expense	2,891	2,834	33	1,863	1,844

Net income	$8,504	$8,823	$215	$5,258	$4,512

Earnings per share
Basic	$0.79	$0.76	$0.02	$0.46	$0.36

Diluted	$0.79	$0.76	$0.02	$0.46	$0.36

	At or For the Years Ended September 30,
	2014	2013	2012	2011	2010

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.59%	0.64%	0.02%	0.48%	0.43%
Return on average equity	5.01%	5.12%	0.13%	3.15%	2.49%
Interest rate spread(1)	2.89%	2.97%	2.42%	2.47%	2.34%
Net interest margin(2)	2.97%	3.08%	2.65%	2.78%	2.78%
Efficiency ratio(3)	71.10%	67.81%	91.90%	75.62%	75.39%
Noninterest expense to average total assets	2.32%	2.34%	2.84%	2.39%	2.49%
Average interest-earning assets to average interest-bearing liabilities	112.36%	113.50%	116.55%	117.90%	121.11%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.59%	1.89%	1.92%	1.26%	1.20%
Non-performing loans as a percent of total loans	2.08%	2.55%	2.53%	1.54%	1.47%
Allowance for loan losses as a percent of non-performing loans	38.98%	33.79%	30.12%	71.04%	68.48%
Allowance for loan losses as a percent of total loans	0.81%	0.86%	0.76%	1.09%	1.01%
Allowance for loan losses as a percent of non-performing loans excluding acquired loans	65.78%	50.33%	49.34%	—	—
Allowance for loan losses as a percent of total loans excluding acquired loans	1.07%	1.03%	0.97%	—	—

Capital Ratios:
Total risk-based capital (to risk weighted assets)	16.98%	20.35%	19.71%	28.54%	32.60%
Tier 1 risk-based capital (to risk weighted assets)	16.08%	19.42%	18.81%	27.30%	31.35%
Tangible capital (to tangible assets)	10.04%	11.03%	11.08%	14.18%	15.07%
Tier 1 leverage (core) capital (to adjusted tangible assets)	10.04%	11.03%	11.08%	14.18%	15.07%
Average equity to average total assets	11.67%	12.42%	14.30%	15.27%	17.26%

Other Data:
Number of full service offices	27	26	26	17	17

(1)	The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;

•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;

•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;

•	Remaining within our risk management parameters; and

•	Employing affordable technology to increase profitability and improve customer service.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2014 or 2013.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2014 and 2013.

Employee Benefit Plans. The Bank maintains a noncontributory, defined benefit pension plan for all employees who have met age and length of service requirements. The Bank also maintains a defined contribution Section 401(k) plan covering eligible employees. The Company created an ESOP for the benefit of employees who meet certain eligibility requirements. The Company makes cash contributions to the ESOP on an annual basis.

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

Fair Value Measurements. We group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Comparison of Financial Condition at September 30, 2014 and September 30, 2013

Total Assets. Total assets increased $202.5 million, or 14.8%, to $1.6 billion at September 30, 2014, compared to $1.4 billion at September 30, 2013. The acquisition of Franklin Security Bancorp, Inc. accounted for the majority of the increase. The Company completed its acquisition of Franklin Security Bancorp, Inc. on April 4, 2014, adding approximately $217.5 million in total assets, $152.2 million in loans and $162.2 million in deposits.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $2.9 million, or 67.4%, to $1.4 million at September 30, 2014 from $4.3 million at September 30, 2013. The primary reason for the decrease was a decrease in the Company’s interest bearing demand deposit account at the FHLB-Pittsburgh of $2.5 million.

Investment Securities Available for Sale. Investment securities available for sale increased $67.5 million, or 21.4%, to $383.1 million at September 30, 2014 from $315.6 million at September 30, 2013. The increase was due primarily to increases in mortgage backed securities of $47.2 million and obligations of states and political subdivisions of $18.9 million. These increases were primarily the result of the Franklin Security Bank acquisition which added approximately $55.9 million in investment securities.

Net Loans. Net loans increased $130.1 million, or 14.0%, to $1.1 billion at September 30, 2014 from $928.2 million at September 30, 2013. The primary reasons for the increase was the April 4, 2014 acquisition of Franklin Security Bank. The Company acquired $152.2 million in loans as a result of the Franklin Security Bank acquisition. Residential real estate loans decreased by $32.5 million to $654.2 million at September 30, 2014 from $686.7 million at September 30, 2013. Commercial real estate loans increased by $31.0 million to $190.5 million at September 30, 2014 from $159.5 million at September 30, 2013. Home equity loans decreased by $536,000 to $41.4 million at September 30, 2014 from $41.9 million at September 30, 2013. Auto loans increased $100.5 million to $100.6 million at September 30, 2014 from $61,000 at September 30, 2013 primarily as a result of indirect auto loans acquired from Franklin Security Bank.

Goodwill. Goodwill increased to $10.3 million at September 30, 2014 from $8.8 million at September 30, 2013 due primarily to an acquisition of a branch from First National Community Bank, on January, 24, 2014 which added $1.4 million of goodwill.

Deposits. Deposits increased by $92.8 million, or 8.9%, to $1.13 billion at September 30, 2014 from $1.0 billion at September 30, 2013 primarily as a result of the Franklin Security Bank acquisition. Overall, the increases in deposits at September 30, 2014 compared to September 30, 2013 included increases in non-interest bearing demand accounts of $11.3 million, or 19.1%, NOW accounts of $64.1 million, or 64.2%, money market accounts of $32.1 million, or 23.3%, and savings and club accounts of $12.5 million or 11.4% offset in part by a decrease in certificates of deposit of $27.2 million, or 4.3%. Included in the certificates of deposit was a decrease of $14.9 million, or 6.4%, in brokered certificates of deposit. The decrease in brokered certificates of deposit was the result of the Company’s decision to not purchase brokered certificates based on cost compared to other available funding sources. At September 30, 2014, the Company had $218.4 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, increased $107.1 million, or 70.3%, to $259.3 million at September 30, 2014 from $152.3 million at September 30, 2013. All borrowed funds are from the FHLB, which were more competitively priced than other wholesale funding sources.

Stockholders’ Equity. Stockholders’ equity increased by $863,000, or 0.5%, to $167.3 million at September 30, 2014 from $166.4 million at September 30, 2013.

Comparison of Operating Results for the Years Ended September 30, 2014 and September 30, 2013.

Net Income. Net income decreased by $319,000, or 3.6%, to $8.5 million for the fiscal year ended September 30, 2014 from $8.8 million for the fiscal year ended September 30, 2013. An increase in net interest income and a decrease in the provision for loan losses was offset by a decrease in noninterest income and an increase in noninterest expense.

Net Interest Income. Net interest income increased by $304,000, or 0.8%, to $40.1 million for fiscal year 2014 from $39.8 million for fiscal year 2013.

Interest Income. Interest income decreased $326,000, or 0.6%, to $50.8 million for fiscal year 2014 from $51.1 million for fiscal year 2013. The decrease resulted from a 19 basis point decrease in the overall yield on interest earning assets to 3.77% from 3.96% for the prior year which had the effect of decreasing interest income by $2.8 million offset in part by a $60.6 million increase in average interest earning assets, which had the effect of increasing interest income by $2.4 million. The increase in average interest earning assets during 2014 compared to 2013 included increases in average loans of $44.5 million, average investments of $3.9 million and average mortgage backed securities of $15.6 million. These increases were partially offset by a decrease in average regulatory stock of $4.3 million. The average yield on loans decreased to 4.38% for the fiscal year 2014, from 4.73% for the fiscal year 2013. The average yields on investment securities increased to 2.34% from 1.96% and the average yields on mortgage backed securities increased to 2.01% from 1.99% for the 2014 and 2013 periods, respectively.

Interest Expense. Interest expense decreased $630,000, or 5.6%, to $10.6 million for fiscal year 2014 from $11.3 million for fiscal year 2013, while average interest bearing liabilities increased by $65.5 million year over year. The decrease resulted from an 11 basis point decrease in the overall cost of interest-bearing liabilities to 0.88% for fiscal 2014 from 0.99% for fiscal 2013. Average savings and club accounts increased by $11.1 million, average NOW accounts increased $18.4 million, average money market accounts increased $12.7 million and average certificates of deposit increased $24.5 million. For fiscal 2014, average borrowed funds decreased $1.3 million compared to fiscal 2013. The cost of money market accounts decreased to 0.20% for fiscal year 2014 from 0.23% for fiscal year 2013. The cost of savings and club accounts remained unchanged at 0.05% for fiscal 2014. The cost of certificates of deposit increased to 1.20% from 1.17% and the cost of borrowed funds decreased to 1.36% from 1.91% for fiscal years 2014 and 2013, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $2.4 million for fiscal year 2014 compared to a $3.8 million provision for the 2013 fiscal year. The allowance for loan losses was $8.6 million, or 0.81%, of loans outstanding at September 30, 2014, compared to $8.1 million, or 0.86%, of loans outstanding at September 30, 2013.

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

Non-Interest Income. Non-interest income decreased $617,000 million, or 7.7%, to $7.4 million for the year ended September 30, 2014, from $8.0 million for the comparable 2013 period. The decrease was primarily due to a decrease in gain on sale of investments of $416,000, service charges and fees on loans of $162,000 and gain on sale of loans of $426,000, which were partially offset by an increase in gain on acquisition of $241,000.

Non-Interest Expense. Non-interest expense increased $1.3 million, or 4.2%, to $33.8 million for fiscal year 2014 from $32.5 million for the comparable period in 2013. The primary reasons for the increase were increases in merger related costs of $522,000, increased other expenses of $292,000 and increased data processing costs of $363,000 which was partially offset by a decrease in compensation and employee benefits of $82,000.

Income Taxes. Income tax expense of $2.9 million was recognized for fiscal year 2014 compared to an income tax expense of $2.8 million recognized for fiscal year 2013.

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

Interest Income. Interest income increased $5.9 million, or 13.1%, to $51.1 million for fiscal year 2013 from $45.2 million for fiscal year 2012. The increase resulted from a $196.0 million increase in average interest earning assets which had the effect of increasing interest income by $8.6 million offset in part by a 17 basis point decrease in the overall yield on interest earning assets to 3.96% for fiscal year 2013 from 4.13% for fiscal year 2012 which decreased interest income by $2.7 million. The increase in average interest earning assets during 2013 compared to 2012 included increases in average loans of $162.9 million, average investments of $34.5 million and average mortgage backed securities of $10.5 million. These increases were partially offset by decreases in average other interest earning assets of $11.1 million and regulatory stock of $886,000. The average yield on loans decreased to 4.73% for the fiscal year 2013, from 4.9% for the fiscal year 2012. The average yields on investment securities decreased to 1.96% from 2.13% and the average yields on mortgage backed securities decreased to 1.99% from 2.61% for the 2013 and 2012 periods, respectively.

Interest Expense. Interest expense decreased $4.9 million, or 30.2%, to $11.3 million for fiscal year 2013 from $16.1 million for fiscal year 2012. The decrease resulted from a 73 basis point decrease in the overall cost of interest-bearing liabilities to 0.99% for fiscal 2013 from 1.71% for fiscal 2012 which decreased interest expense by $5.8 million. A $198.1 million increase in average interest-bearing liabilities had the effect of increasing interest expense by $908,000. Average savings and club accounts increased by $25.3 million, average NOW accounts increased $25.5 million, average money market accounts increased $26.0 million and average certificates of deposit increased $186.6 million. For fiscal 2013, average borrowed funds decreased $65.2 million over 2012. The cost of money market accounts decreased to 0.23% for fiscal year 2013 from 0.28% for fiscal year 2012. The cost of savings and club accounts decreased to 0.05% for fiscal 2013 from 0.10% for fiscal 2012. The cost of certificates of deposit decreased to 1.17% from 1.71% and the cost of borrowed funds decreased to 1.91% from 3.24% for fiscal years 2013 and 2012, respectively. Borrowed funds declined primarily due to prepayments of $10.0 million in repurchase agreements and $27.0 million of FHLB borrowings in 2012.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $3.8 million for fiscal year 2013 compared to a $2.6 million provision for the 2012 fiscal year. The allowance for loan losses was $8.1 million or 0.86% of loans outstanding at September 30, 2013, compared to $7.3 million, or 0.76%, of loans outstanding at September 30, 2012.

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

Non-Interest Income. Non-interest income increased $1.3 million, or 19.1%, to $8.0 million for the year ended September 30, 2013, from $6.7 million for the comparable 2012 period. The increase was primarily due to increases in earnings on gain on sale of investments of $406,000, service charges and fees on loans of $280,000, and service fees on deposit accounts of $262,000, which were partially offset by a decrease in the trust and investment fees of $52,000.

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

	For the Years Ended September 30,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans(1) (2)	990,877	$43,382	4.38%	$946,358	$44,744	4.73%	$783,444	$38,384	4.90%
Investment securities
Taxable(3)	82,465	1,648	2.00%	88,757	1,585	1.79%	58,643	1,116	1.90%
Exempt from federal income tax(3) (4)	23,386	550	3.56%	13,166	272	3.13%	8,731	209	3.63%

Total investment securities	105,851	2,198	2.34%	101,923	1,857	1.96%	67,374	1,325	2.13%
Mortgage-backed securities	235,320	4,737	2.01%	219,697	4,373	1.99%	209,161	5,467	2.61%
Regulatory stock	11,315	441	3.90%	15,635	115	0.74%	16,521	—	0.00%
Other	9,711	18	0.19%	8,849	13	0.15%	19,917	24	0.12%

Total interest-earning assets	1,353,074	50,776	3.77%	1,292,462	51,102	3.96%	1,096,417	45,200	4.13%
Allowance for loan losses	(8,457)			(7,709)			(7,899)
Noninterest-earning assets	109,663			102,057			69,458

Total assets	$1,454,280			$1,386,810			$1,157,976

Interest-bearing liabilities:
NOW accounts	$109,615	76	0.07%	$91,201	51	0.06%	$65,747	25	0.04%
Money market accounts	155,841	315	0.20%	143,103	327	0.23%	117,118	327	0.28%
Savings and club accounts	115,347	61	0.05%	104,234	50	0.05%	78,943	80	0.10%
Certificates of deposit	623,307	7,455	1.20%	598,759	6,980	1.17%	412,207	7,054	1.71%
Borrowed funds	200,152	2,720	1.36%	201,483	3,849	1.91%	266,691	8,646	3.24%

Total interest-bearing liabilities	1,204,262	10,627	0.88%	1,138,780	11,257	0.99%	940,706	16,132	1.71%
Non-interest bearing demand accounts	64,253			56,467			37,064
Noninterest-bearing liabilities	16,097			19,277			14,618

Total liabilities	1,284,612			1,214,524			992,388
Equity	169,668			172,286			165,588

Total liabilities and equity	$1,454,280			$1,386,810			$1,157,976

Net interest income		$40,149			$39,845			$29,068

Interest rate spread			2.89%			2.97%			2.42%
Net interest-earning assets	$148,812			$153,682			$155,711

Net interest margin(5)			2.97%			3.08%			2.65%
Average interest-earning assets to average interest-bearing liabilities		112.36%			113.50%			116.55%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized revenues (costs) on loans totaling $10,000 in 2014, $43,000 in 2013, and $1,000 for 2012.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2014 vs. 2013			For the Years Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	2,045	(3,407)	(1,362)	$7,733	$(1,373)	$6,360
Investment securities	84	257	341	656	(124)	532
Mortgage-backed securities	322	42	364	262	(1,356)	(1,094)
Regulatory stock	(23)	349	326	—	115	115
Other	1	4	5	(16)	5	(11)

Total interest-earning assets	2,429	(2,755)	(326)	8,635	(2,733)	5,902

Interest-bearing liabilities:
NOW accounts	39	(14)	25	1	25	26
Money market accounts	30	(42)	(12)	65	(65)	—
Savings and club accounts	11	—	11	54	(84)	(30)
Certificates of deposit	309	166	475	2,579	(2,653)	(74)
Borrowed funds	(25)	(1,104)	(1,129)	(1,791)	(3,006)	(4,797)

Total interest-bearing liabilities	364	(994)	(630)	908	(5,783)	(4,875)

Net change in interest income	2,065	(1,761)	304	$7,727	$3,050	$10,777

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2014, the level of net interest income at risk in a 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income. Due to the inability to reduce many deposit rates by the full 200 basis points, the Company’s net interest income at risk in a 100 basis point decline was within the Company’s policy limit of a decline of less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2014.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Ramp)	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	41,472	(1,162)	(2.7)
Static	42,634	—	—
+100	41,360	(1,274)	(3.0)
+200	40,172	(2,462)	(5.8)
+300	38,239	(4,395)	(10.3)

The above table indicates that as of September 30, 2014, in the event of a 300 basis point instantaneous increase in interest rates, the Company would experience a 10.3%, or $4.4 million, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, the Company would experience a 2.7%, or $1.2, million decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2014.

Change in Interest Rates in Basis Points	Economic Value of Equity
	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	198,069	6,021	3.1
Flat	192,048	—	—
+100	176,343	(15,705)	(8.2)
+200	158,738	(33,310)	(17.3)
+300	139,815	(52,233)	(27.2)

The preceding table indicates that as of September 30, 2014, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 27.2%, or $52.2 million decrease in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 3.1%, or $6.0 million increase, in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2014, $22.3 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $2.5 million at September 30, 2014. As of September 30, 2014, we had $259.3 million in borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $576.4 million.

At September 30, 2014, we had $92.2 million in loan commitments outstanding, which included $2.2 million in undisbursed construction loans, $31.8 million in unused home equity lines of credit and $12.3 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2014 totaled $278.1 million, or 45.8%, of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $14.5 million, $23.2 million, and $5.3 for the years ended September 30, 2014, 2013 and 2012, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by/(used) in investing activities was $9.7 million, $34.2 million, and $75.4 million in fiscal years 2014, 2013 and 2012, respectively, principally reflecting our loan and investment security activities in the respective periods along with our acquisition of First Star Bank in 2012 and Franklin Security Bank in 2014. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $77.8 million, $131.3 million, and $92.0 million in the years ended September 30, 2014, 2013 and 2012, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $66.3 million, $135.1 million, and $117.5 million in the years ended September 30, 2014, 2013 and 2012, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash (used)/provided of $(9.1) million in fiscal year 2014, $(46.3) million in fiscal year 2013, and $(106.9) million in fiscal year 2012. In addition, during fiscal 2014 we used $4.2 million and in fiscal 2013 we used $14.5 million to repurchase our stock as part of previously disclosed stock repurchase plans.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)

Long-term debt	13,300	75,550	59,550	2,900	151,300
Operating leases	665	1,054	598	1,235	3,552
Certificates of deposit	278,101	170,432	138,298	20,182	607,013

Total	292,066	247,036	198,446	24,317	761,865

Commitments to extend credit	48,136	—	—	44,039	92,175

We also have obligations under our post retirement plan as described in Note 13 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $500,000 to our post retirement plan in 2015.

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

For fiscal year 2014, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth in 1992, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp, Inc.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. See the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Nominees for Directors,” “— Continuing Directors,” “— Board Meetings and Committees,” “— Executive Officers of the Bank Who Are Not Also Directors,” “Corporate Governance, Code of Ethics and Business conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on March 5, 2015 (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2014 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights $	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders	1,443,379	$12.35	293,747
Equity compensation plans not approved by stockholders	—	—	—

Total	1,443,379	$12.35	293,747

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheet - at September 30, 2014 and 2013

(C)	Consolidated Statement of Income - Years ended September 30, 2014, 2013 and 2012

(D)	Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2014, 2013 and 2012

(E)	Consolidated Statement of Cash Flows - Years ended September 30, 2014, 2013 and 2012

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

2.1	Agreement and Plan of Merger by and among ESSA Bancorp, Inc., ESSA Acquisition Corp. and Franklin Security Bancorp, Inc. dated November 15, 2013(1)

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(2)

3.2	Bylaws of ESSA Bancorp, Inc.(2)

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.(2)

10.1	Amended and Restated Employment Agreement for Gary S. Olson(3)

10.2	Amended and Restated Employment Agreement for Allan A. Muto(3)

10.3	Amended and Restated Employment Agreement for Diane K. Reimer(3)

10.4	Amended and Restated Employment Agreement for V. Gail Bryant (Warner)(3)

10.5	Supplemental Executive Retirement Plan(4)

10.6	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(4)

10.7	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(4)

10.8	Endorsement Split Dollar Life Insurance Agreement for Diane K. Reimer(4)

10.9	Endorsement Split Dollar Life Insurance Agreement for V. Gail Warner (Bryant)(4)

10.10	ESSA Bancorp, Inc. 2007 Equity Incentive Plan(5)

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2013.
2	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
3	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.
4	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
5	Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on April 4, 2008.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

REPORT ON MANAGEMENT’S ASSESSMENT OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

ESSA Bancorp, lnc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2014, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concludes that, as of September 30, 2014, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — lntegrated Framework”. S.R. Snodgrass P.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on ESSA Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014, and our report dated December 15, 2014, expressed an unqualified opinion.

/s/ S. R. Snodgrass, P.C.

Wexford, Pennsylvania

December 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. These consolidated financial statements are the responsibility of the ESSA Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiary as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated December 15, 2014, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

/s/ S. R. Snodgrass, P.C.

Wexford, Pennsylvania

December 15, 2014

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2014	2013
	(dollars in thousands)
ASSETS
Cash and due from banks	$20,884	$22,393
Interest-bearing deposits with other institutions	1,417	4,255

Total cash and cash equivalents	22,301	26,648
Certificates of deposit	1,767	1,767
Investment securities available for sale, at fair value	383,078	315,622
Loans receivable (net of allowance for loan losses of $8,634 and $8,064)	1,058,267	928,230
Regulatory stock, at cost	14,284	9,415
Premises and equipment, net	16,957	15,747
Bank-owned life insurance	29,720	28,797
Foreclosed real estate	2,759	2,111
Intangible assets, net	2,396	2,466
Goodwill	10,259	8,817
Deferred income taxes	12,027	11,183
Other assets	21,000	21,512

TOTAL ASSETS	$1,574,815	$1,372,315

LIABILITIES
Deposits	$1,133,889	$1,041,059
Short-term borrowings	108,020	23,000
Other borrowings	151,300	129,260
Advances by borrowers for taxes and insurance	4,093	4,962
Other liabilities	10,204	7,588

TOTAL LIABILITIES	1,407,506	1,205,869

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,590,378 and 11,945,564 outstanding at September 30, 2014 and 2013, respectively)	181	181
Additional paid-in capital	182,486	182,440
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(10,079)	(10,532)
Retained earnings	77,413	71,709
Treasury stock, at cost; 6,542,717 and 6,187,531 shares at September 30, 2014 and 2013, respectively	(80,113)	(76,117)
Accumulated other comprehensive loss	(2,579)	(1,235)

TOTAL STOCKHOLDERS’ EQUITY	167,309	166,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,574,815	$1,372,315

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
INTEREST INCOME
Loans receivable, including fees	$43,382	$44,744	$38,384
Investment securities:
Taxable	6,385	5,958	6,583
Exempt from federal income tax	550	272	209
Other investment income	459	128	24

Total interest income	50,776	51,102	45,200

INTEREST EXPENSE
Deposits	7,907	7,408	7,486
Short-term borrowings	180	129	32
Other borrowings	2,540	3,720	8,614

Total interest expense	10,627	11,257	16,132

NET INTEREST INCOME	40,149	39,845	29,068
Provision for loan losses	2,350	3,750	2,550

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	37,799	36,095	26,518

NONINTEREST INCOME
Service fees on deposit accounts	3,185	3,133	2,871
Services charges and fees on loans	865	1,027	747
Trust and investment fees	906	853	905
Gain on sale of investments, net	333	749	343
Gain on sale of loans, net	—	426	282
Earnings on bank-owned life insurance	923	949	806
Insurance commissions	841	838	748
Gain on acquisition	241	—	—
Other	113	49	33

Total noninterest income	7,407	8,024	6,735

NONINTEREST EXPENSE
Compensation and employee benefits	18,920	19,002	16,284
Occupancy and equipment	4,050	3,895	3,178
Professional fees	1,883	1,868	1,368
Data processing	3,270	2,907	2,058
Advertising	633	574	415
Federal Deposit Insurance Corporation (“FDIC”) premiums	1,002	947	783
(Gain) loss on foreclosed real estate	(466)	(468)	112
Merger-related costs	522	—	1,379
Prepayment penalties on borrowings	—	—	4,644
Amortization of intangible assets	959	991	436
Other	3,038	2,746	2,348

Total noninterest expense	33,811	32,462	33,005

Income before income taxes	11,395	11,657	248
Income taxes	2,891	2,834	33

NET INCOME	$8,504	$8,823	$215

Earnings per share:
Basic	$0.79	$0.76	$0.02
Diluted	$0.79	$0.76	$0.02

Dividends per share	$0.26	$0.20	$0.20

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Net income	$8,504	$8,823	$215
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	1,210	(8,550)	1,163
Tax effect	(412)	2,907	(396)
Reclassification of gains recognized in net income	(333)	(749)	(343)
Tax effect	113	255	117

Net of tax amount	578	(6,137)	541

Pension plan adjustment:
Related to actuarial losses and prior service cost	(2,912)	4,763	956
Tax effect	990	(1,619)	(325)

Net of tax amount	(1,922)	3,144	631

Total other comprehensive income (loss)	(1,344)	(2,993)	1,172

Comprehensive income	$7,160	$5,830	$1,387

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
		(dollars in thousands)
Balance, September 30, 2011	12,109,622	$170	$166,758	$(11,438)	$67,215	$(61,612)	$586	$161,679

Net income					215			215
Other comprehensive income							1,172	1,172
Cash dividends declared ($.20 per share)					(2,249)			(2,249)
Stock-based compensation			2,151					2,151
Allocation of ESOP stock			16	453				469
Treasury shares purchased	(31,909)					(332)		(332)
First Star Bank acquisition	1,152,195	11	12,295					12,306

Balance, September 30, 2012	13,229,908	181	181,220	(10,985)	65,181	(61,944)	1,758	175,411

Net income					8,823			8,823
Other comprehensive loss							(2,993)	(2,993)
Cash dividends declared ($.20 per share)					(2,295)			(2,295)
Stock-based compensation			1,516					1,516
Allocation of ESOP stock			32	453				485
Allocation of treasury shares to incentive plan			(328)			328		—
Treasury shares purchased	(1,284,344)					(14,501)		(14,501)

Balance, September 30, 2013	11,945,564	181	182,440	(10,532)	71,709	(76,117)	(1,235)	166,446

Net income					8,504			8,504
Other comprehensive loss							(1,344)	(1,344)
Cash dividends declared ($.26 per share)					(2,800)			(2,800)
Stock-based compensation			219					219
Allocation of ESOP stock			47	453				500
Allocation of treasury shares to incentive plan	14,600		(220)			220		—
Treasury shares purchased	(369,786)					(4,216)		(4,216)

Balance, September 30, 2014	11,590,378	$181	$182,486	$(10,079)	$77,413	$(80,113)	$(2,579)	$167,309

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$8,504	$8,823	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,350	3,750	2,550
Provision for depreciation and amortization	1,261	1,145	986
Amortization and accretion of discounts and premiums, net	1,199	1,504	1,567
Net gain on sale of investment securities	(333)	(749)	(343)
Gain on sale of loans, net	—	(426)	(282)
Origination of mortgage loans sold	—	(19,530)	(7,966)
Proceeds from sale of mortgage loans originated for sale	—	19,956	8,248
Compensation expense from ESOP	500	485	469
Stock-based compensation	219	1,516	2,151
(Increase) decrease in accrued interest receivable	(648)	544	73
Decrease in accrued interest payable	(2)	(295)	(836)
Earnings on bank-owned life insurance	(923)	(949)	(806)
Deferred federal income taxes	1,386	1,188	1,825
(Increase) decrease in prepaid FDIC insurance premiums	—	1,934	(1,340)
Increase (decrease) in accrued pension liability	(344)	4,587	379
(Gain) loss on foreclosed real estate	(466)	(468)	112
Amortization of identifiable intangible assets	959	991	436
Gain on acquisition	(241)	—	—
Other, net	1,047	(812)	(2,111)

Net cash provided by operating activities	14,468	23,194	5,327

INVESTING ACTIVITIES
Purchase of certificates of deposit	—	(501)	(1,250)
Investment securities available for sale:
Proceeds from sale of investment securities	25,354	39,212	44,844
Proceeds from principal repayments and maturities	40,948	95,919	72,667
Purchases	(77,836)	(131,264)	(91,967)
Decrease (increase) in loans receivable, net	18,201	16,719	(4,353)
Redemption of regulatory stock	3,246	13,795	3,793
Purchase of regulatory stock	(6,546)	(1,296)	—
Purchase of bank-owned life insurance	—	—	(8)
Investment in limited partnership	(98)	(327)	(4,951)
Proceeds from sale of foreclosed real estate	3,028	3,150	2,354
Capital improvements to foreclosed real estate	(151)	(96)	(30)
Investment in insurance brokerage subsidary	—	(276)	(374)
Acquisition, net of cash acquired	(15,174)	—	55,472
Purchase of premises, equipment, and software	(677)	(806)	(799)

Net cash (used for) provided by investing activities	(9,705)	34,229	75,398

FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(78,108)	51,422	12,044
Net increase (decrease) in short-term borrowings	85,020	(20,281)	39,281
Proceeds from other borrowings	55,750	27,800	23,150
Repayment of other borrowings	(63,887)	(90,000)	(177,338)
Increase (decrease) in advances by borrowers for taxes and insurance	(869)	1,530	(1,425)
Purchase of treasury stock shares	(4,216)	(14,501)	(332)
Dividends on common stock	(2,800)	(2,295)	(2,249)

Net cash used for financing activities	(9,110)	(46,325)	(106,869)

Increase (decrease) in cash and cash equivalents	(4,347)	11,098	(26,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,648	15,550	41,694

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,301	$26,648	$15,550

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$10,629	$11,552	$16,489
Income taxes	—	662	300
Noncash items:
Transfers from loans to foreclosed real estate	2,623	1,699	2,685
Brokered certificate purchase not settled	—	—	5,597
Acquisitions:
Cash paid, net	11,058	—	24,611
Noncash assets acquired:
Investments available for sale	55,901	—	110,140
Certificates of deposit	—	—	16
Loans receivable	153,218	—	212,617
Regulatory stock	1,569	—	8,825
Premises and equipment	1,802	—	4,881
Bank-owned life insurance	—	—	3,778
Foreclosed real estate	436	—	393
Accrued interest receivable	3	—	1,059
Intangible assets	889	—	2,068
Goodwill	1,442	—	8,127
Deferred tax assets	1,031	—	11,760
Other assets	2,504	—	1,702

	218,795	—	365,366

Liabilities assumed:
Certificates of deposit	93,938	—	221,442
Deposits other than certificates of deposit	77,000	—	118,627
Borrowings	30,177	—	61,238
Advances by borrowers for taxes and insurance	—	—	3,476
Accrued interest payable	—	—	479
Other liabilities	2,265	—	3,270

	203,380	—	408,532

Net noncash assets acquired	15,415	—	(43,166)

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. On November 6, 2014, the Company converted its status from a savings and loan holding company to a bank holding company. Concurrently, the Bank converted from a Pennsylvania-chartered savings association to a Pennsylvania-chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Lackawanna, and Luzerne counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100 percent by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short-term and long-term disability, dental, vision, and 401(k) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania Corporation that provided investment advisory services to the general public and is currently inactive. Integrated Abstract Incorporated is a Pennsylvania Corporation that provided title insurance services and is currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or the Company has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to the Company’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

For purchased loans acquired that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans are aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

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

All loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management

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

Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures unless such loans are part of a larger relationship that is impaired or classified as a troubled debt restructuring.

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after one year of performance.

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Central Bankers Bank stock. Regulatory stocks are carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 35 basis points of the outstanding member asset value plus 4.6 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2014.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2014 and 2013, were not impaired. Total servicing assets included in other assets as of September 30, 2014 and 2013, were $688,000 and $382,000, respectively.

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

Goodwill and Intangible Assets

Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2014 or 2013.

The other intangible assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2014 and 2013.

The following tables provide information for the carrying amount of goodwill and intangible assets.

Goodwill	2014	2013
Balance at beginning of year	$8,817	$8,541
Goodwill acquired	1,442	276

Balance at end of year	$10,259	$8,817

Intangible assets	2014	2013
Balance at beginning of year	$2,466	$3,457
Intangible assets acquired	889	—
Amortization	(959)	(991)

Balance at end of year	$2,396	$2,466

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets (Continued)

Amortizable intangible assets were composed of the following:

		September 30,
		2014	2013
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)

Customer data	$3,297	$1,145	$694
Employment obligations	1,620	1,376	868

	$4,917	$2,521	$1,562

	2014	2013
Aggregate amortization expense:
As of the years ended September 30	$959	$991

Estimated future amortization expense:

2015	$637,000
2016	510,000
2017	369,000
2018	262,000
2019	146,000
2020	139,000
2021	136,000
2022	109,000
2023	58,000
2024	30,000

$2,396,000

Employee Benefit Plans

The Bank maintains a noncontributory, defined benefit pension plan for all employees who have met age and length of service requirements. The Bank also maintains a defined contribution Section 401(k) plan covering eligible employees. The Company created an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet certain eligibility requirements. The Company makes cash contributions to the ESOP on an annual basis.

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

The components of accumulated other comprehensive income (loss), net of tax, as of year-end were as follows:

	2014	2013	2012
Net unrealized gain on securities available for sale	$649	$71	$6,208
Net unrecognized pension cost	(3,228)	(1,306)	(4,450)

Total	$(2,579)	$(1,235)	$1,758

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2014, 2013, and 2012.

	2014	2013	2012
Weighted-average common shares outstanding	18,133,094	18,133,094	17,172,932

Average treasury stock shares	(6,284,870)	(5,475,194)	(4,882,611)

Average unearned ESOP shares	(1,018,444)	(1,063,720)	(1,109,012)

Average unearned nonvested shares	(12,351)	(34,627)	(130,626)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	10,817,429	11,559,553	11,050,683

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	3,485	—	—

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,820,914	11,559,553	11,050,683

At September 30, 2014, there were 966 shares of nonvested stock outstanding at a price of $10.94 per share and options to purchase 1,443,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2013, there were 19,998 shares of nonvested stock outstanding at a price of $10.94 per share and options to purchase 1,443,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2012, there were 76,716 shares of nonvested stock outstanding at a price of $12.35 per share and options to purchase 1,443,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$144,291	$1,327	$(1,550)	$144,068
Freddie Mac	99,556	548	(1,277)	98,827
Governmental National Mortgage Association securities	19,446	92	(161)	19,377
Other mortgage-backed securities	2,795	—	(15)	2,780

Total mortgage-backed securities	266,088	1,967	(3,003)	265,052
Obligations of states and political subdivisions	41,375	1,654	(258)	42,771
U.S. government agency securities	47,821	192	(383)	47,630
Corporate obligations	13,140	236	(48)	13,328
Trust-preferred securities	5,027	594	—	5,621
Other debt securities	6,618	51	(18)	6,651

Total debt securities	380,069	4,694	(3,710)	381,053
Equity securities - financial services	2,025	—	—	2,025

Total	$382,094	$4,694	$(3,710)	$383,078

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$114,927	$1,691	$(1,595)	$115,023
Freddie Mac	60,111	838	(1,252)	59,697
Governmental National Mortgage Association securities	39,692	289	(230)	39,751
Other mortgage-backed securities	3,385	—	(19)	3,366

Total mortgage-backed securities	218,115	2,818	(3,096)	217,837
Obligations of states and political subdivisions	23,754	654	(499)	23,909
U.S. government agency securities	52,775	225	(480)	52,520
Corporate obligations	12,756	186	(169)	12,773
Trust-preferred securities	4,943	471	—	5,414
Other debt securities	1,147	7	—	1,154

Total debt securities	313,490	4,361	(4,244)	313,607
Equity securities - financial services	2,025	—	(10)	2,015

Total	$315,515	$4,361	$(4,254)	$315,622

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,506	$2,534
Due after one year through five years	47,764	47,960
Due after five years through ten years	59,173	59,722
Due after ten years	270,626	270,837

Total	$380,069	$381,053

For the years ended September 30, 2014, 2013, and 2012, the Company realized gross gains of $457,000, $766,000, and $343,000, and gross losses of $124,000, $17,000, and $0, respectively, and proceeds from the sale of investment securities of $25,354,000, $39,212,000, and $44,844,000, respectively.

Investment securities with carrying values of $136,053,000 and $50,162,000 at September 30, 2014 and 2013, respectively, were pledged to secure public deposits and other purposes as required by law. Securities sold under agreements to repurchase and other borrowings are secured by U.S. government agency and mortgage-backed securities with a carrying value of $0 and $14,795,000 at September 30, 2014 and 2013, respectively.

4.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2014
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	39	$34,377	$(164)	$33,249	$(1,386)	$67,626	$(1,550)
Freddie Mac	36	38,210	(216)	29,269	(1,061)	67,479	(1,277)
Governmental National Mortgage Association securities	5	4,127	(22)	2,981	(139)	7,108	(161)
Other mortgage-backed securities	3	—	—	2,780	(15)	2,780	(15)
Obligations of states and political subdivisions	5	—	—	7,207	(258)	7,207	(258)
U.S. government agency securities	11	8,004	(25)	18,629	(358)	26,633	(383)
Corporate obligations	5	3,142	(32)	1,130	(16)	4,272	(48)
Other debt securities	2	1,980	(18)	—	—	1,980	(18)

Total	106	$89,840	$(477)	$95,245	$(3,233)	$185,085	$(3,710)

4.	UNREALIZED LOSSES ON SECURITIES (Continued)

	2013
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	30	$47,814	$(1,589)	$1,057	$(6)	$48,871	$(1,595)
Freddie Mac	20	32,781	(1,252)	—	—	32,781	(1,252)
Governmental National Mortgage Association securities	6	10,301	(230)	—	—	10,301	(230)
Other mortgage-backed securities	3	3,366	(19)	—	—	3,366	(19)
Obligations of states and political subdivisions	7	8,064	(499)	—	—	8,064	(499)
U.S. government agency securities	10	30,084	(479)	999	(1)	31,083	(480)
Corporate obligations	5	5,042	(169)	—	—	5,042	(169)
Equity securities	1	1,990	(10)	—	—	1,990	(10)

Total	82	$139,442	$(4,247)	$2,056	$(7)	$141,498	$(4,254)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, corporate obligations, and debt obligations of a U.S. state or political subdivision.

The Company reviews its position quarterly and has asserted that at September 30, 2014 and 2013, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2014 and 2013, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

5.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2014	2013
Real estate loans:
Residential	$654,152	$686,651
Construction	1,367	2,288
Commercial	190,536	159,469
Commercial	25,807	10,125
Obligations of states and political subdivisions	49,177	33,445
Home equity loans and lines of credit	41,387	41,923
Auto loans	100,571	61
Other	3,904	2,332

	1,066,901	936,294
Less allowance for loan losses	8,634	8,064

Net loans	$1,058,267	$928,230

5.	LOANS RECEIVABLE (Continued)

Included in the September 30, 2014, balances are loans acquired from First National Community Bank. The balance of these loans as of the acquisition date of January 24, 2014, was as follows:

Real estate loans:
Residential	$933
Home equity loans and lines of credit	77
Other	20

Total loans	$1,030

Included in the September 30, 2014 balances are loans acquired from Franklin Security Bank. The balance of these loans as of the acquisition date of April 4, 2014, was as follows:

Real estate loans:
Residential	$17,151
Commercial	38,247
Commercial	9,308
Obligation of states and political subdivisions	7,309
Home equity loans and lines of credit	16
Auto loans	78,794
Other	1,363

Total loans	$152,188

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans from First Star Bank, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality was $5.1 million at September 30, 2014. As of the acquisition dates, none of the loans acquired from First National Community Bank and Franklin Security Bank had evidence of credit deterioration.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the First Star Bank acquisition was $12.9 million and the fair value of the loans was $7.3 million. Total contractually required payments on these loans, including interest, at the acquisition date was $13.9 million. However, the Company’s preliminary estimate of expected cash flows was $8.8 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $5.1 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $1.4 million on the acquisition date relating to these impaired loans.

5.	LOANS RECEIVABLE (Continued)

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended September 30, 2014 and 2013.

Balance at beginning of period	$—	$1,098
Reclassification and other	872	—
Accretion	(702)	(1,098)

Balance at end of period	$170	$—

Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $872,000 of reclassifications from nonaccretable discounts to accretable discounts in 2014.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2014	September 30, 2013
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$6,177	$9,371
Carrying amount	5,097	7,131

There has been $157,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2014. There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2013. In addition, no allowance for loan losses has been reversed.

Loans serviced by the Company for others amounted to $104,810,000 and $80,986,000 at September 30, 2014 and 2013, respectively.

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2014 and 2013, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2014, 2013, and 2012, the Company had nonaccrual loans of $21,912,000, $23,279,000, and $23,707,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $1,054,000, $883,000, and $592,000, for the years ended September 30, 2014, 2013, and 2012, respectively.

Impaired loans for the years ended September 30 are summarized as follows (in thousands):

	2014	2013	2012
Impaired loans with a related allowance	$3,318	$6,160	$4,368
Impaired loans without a related allowance	33,647	31,066	29,103
Related allowance for loan losses	468	819	952
Average recorded balance of impaired loans	37,345	37,386	22,393
Interest income recognized	1,234	860	649

5.	LOANS RECEIVABLE (Continued)

The following table shows the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

September 30, 2014	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
Real estate loans:
Residential	$654,152	$13,528	$110	$640,514
Construction	1,367	—	—	1,367
Commercial	190,536	17,517	4,727	168,292
Commercial	25,807	456	263	25,088
Obligations of states and political subdivisions	49,177	—	—	49,177
Home equity loans and lines of credit	41,387	266	(3)	41,124
Auto Loans	100,571	101	—	100,470
Other	3,904	—	—	3,904

Total	$1,066,901	$31,868	$5,097	$1,029,936

September 30, 2013	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
Real estate loans:
Residential	$686,651	$14,018	$271	$672,362
Construction	2,288	—	—	2,288
Commercial	159,469	15,478	6,355	137,636
Commercial	10,125	220	502	9,403
Obligations of states and political subdivisions	33,445	—	—	33,445
Home equity loans and lines of credit	41,923	379	3	41,541
Auto Loans	61	—	—	61
Other	2,332	—	—	2,332

Total	$936,294	$30,095	$7,131	$899,068

5.	LOANS RECEIVABLE (Continued)

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

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate of interest may be removed from the TDR status after one year of performance.

5.	LOANS RECEIVABLE (Continued)

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands).

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no specific allowance recorded:
Real estate loans:
Residential	$11,030	$13,225	$—	$9,687	$311
Construction	—	—	—	—	—
Commercial	21,587	22,428	—	20,200	726
Commercial	719	777	—	2,146	92
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	210	377	—	260	7
Auto loans	101	101	—	99	—
Other	—	—	—	—	—

Subtotal	33,647	36,908	—	32,392	1,136

With an allowance recorded:
Real estate loans:
Residential	2,608	2,997	334	3,330	98
Construction	—	—	—	—	—
Commercial	657	677	84	1,598	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	53	76	50	25	—
Auto loans	—	—	—	—	—
Other	—	—	—	—	—

Subtotal	3,318	3,750	468	4,953	98

Total:
Real estate loans:
Residential	13,638	16,222	334	13,017	409
Construction	—	—	—	—	—
Commercial	22,244	23,105	84	21,798	726
Commercial	719	777	—	2,146	92
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	263	453	50	285	7
Auto loans	101	101	—	99	—
Other	—	—	—	—	—

Total	$36,965	$40,658	$468	$37,345	$1,234

5.	LOANS RECEIVABLE (Continued)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no specific allowance recorded:
Real estate loans:
Residential	$11,251	$13,013	$—	$9,716	$159
Construction	—	—	—	—	—
Commercial	18,711	20,258	—	20,751	615
Commercial	722	731	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	683	—	373	3
Auto loans	—	—	—	—	—
Other	—	—	—	18	—

Subtotal	31,066	34,685	—	31,892	786

With an allowance recorded:
Real estate loans:
Residential	3,038	3,221	518	2,655	74
Construction	—	—	—	—	—
Commercial	3,122	3,178	301	2,839	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Auto loans	—	—	—	—	—
Other	—	—	—	—	—

Subtotal	6,160	6,399	819	5,494	74

Total:
Real estate loans:
Residential	14,289	16,234	518	12,371	233
Construction	—	—	—	—	—
Commercial	21,833	23,436	301	23,590	615
Commercial	722	731	—	1,034	9
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	382	683	—	373	3
Auto loans	—	—	—	—	—
Other	—	—	—	18	—

Total	$37,226	$41,084	$819	$37,386	$860

5.	LOANS RECEIVABLE (Continued)

The Company uses a ten-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as Pass-rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are fundamentally sound yet, exhibit potentially unacceptable credit risk or deteriorating trends or characteristics which if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans in the Loss category are considered uncollectible and of little value that their continuance as bankable assets is not warranted.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s Commercial Loan Officers perform an annual review of all commercial relationships $500,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company engages an external consultant to conduct loan reviews on at least a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or all criticized relationships. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2014 and 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial real estate loans	$160,749	$8,020	$21,469	$298	$190,536
Commercial	24,874	345	588	—	25,807
Obligations of states and political subdivisions	49,177	—	—	—	49,177

Total	$234,800	$8,365	$22,057	$298	$265,520

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial real estate loans	$129,799	$9,440	$20,230	$—	$159,469
Commercial	9,466	436	223	—	10,125
Obligations of states and political subdivisions	33,445	—	—	—	33,445

Total	$172,710	$9,876	$20,453	$—	$203,039

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

5.	LOANS RECEIVABLE (Continued)

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2014 and September 30, 2013 (in thousands):

	Performing	Nonperforming	Total
September 30, 2014
Real estate loans:
Residential	$644,374	$9,778	$654,152
Construction	1,367	—	1,367
Home equity loans and lines of credit	41,128	259	41,387
Auto Loans	100,571	—	100,571
Other	3,884	20	3,904

Total	$791,324	$10,057	$801,381

	Performing	Nonperforming	Total
September 30, 2013
Real estate loans:
Residential	$675,706	$10,945	$686,651
Construction	2,288	—	2,288
Home equity loans and lines of credit	41,584	339	41,923
Auto Loans	61	—	61
Other	2,332	—	2,332

Total	$721,971	$11,284	$733,255

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2014 and 2013 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non- accrual	Total Past Due	Total Loans
September 30, 2014
Real estate loans:
Residential	$640,583	$2,398	$1,393	$—	$9,778	$13,569	$654,152
Construction	1,367	—	—	—	—	—	1,367
Commercial	179,319	516	89	—	10,612	11,217	190,536
Commercial	24,424	110	30	—	1,243	1,383	25,807
Obligations of states and political subdivisions	49,159	18	—	—	—	18	49,177
Home equity loans and lines of credit	40,870	225	33	—	259	517	41,387
Auto loans	100,112	426	33	—	—	459	100,571
Other	3,884	—	—	—	20	20	3,904

Total	$1,039,718	$3,693	$1,578	$—	$21,912	$27,183	$1,066,901

5.	LOANS RECEIVABLE (Continued)

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non- accrual	Total Past Due	Total Loans
September 30, 2013
Real estate loans:
Residential	$671,850	$2,866	$990	$—	$10,945	$14,801	$686,651
Construction	2,288	—	—	—	—	—	2,288
Commercial	146,062	2,589	—	—	10,818	13,407	159,469
Commercial	8,948	—	—	—	1,177	1,177	10,125
Obligations of states and political subdivisions	33,445	—	—	—	—	—	33,445
Home equity loans and lines of credit	41,380	127	77	—	339	543	41,923
Auto loans	61	—	—	—	—	—	61
Other	2,275	57	—	—	—	57	2,332

Total	$906,309	$5,639	$1,067	$—	$23,279	$29,985	$936,294

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2014, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2014 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$—	$22	$51	$7,302
Charge-offs	(2,401)	—	(403)	—	—	(243)	—	(6)	—	(3,053)
Recoveries	50	—	2	—	—	13	—	—	—	65
Provision	2,737	(9)	648	(137)	3	161	—	5	342	3,750

ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$—	$21	$393	$8,064

September 30, 2013	$5,787	$20	$946	$337	$130	$430	$—	$21	$393	$8,064
Charge-offs	(1,709)	—	(120)	(101)	—	(145)	—	(3)	—	(2,078)
Recoveries	163	—	94	20	—	18	—	3	—	298
Provision	1,332	(9)	(257)	272	33	167	459	11	342	2,350

ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634

Individually evaluated for impairment	$334	$—	$84	$—	$—	$50	$—	$—	$—	$468
Collectively evaluated for impairment	5,239	11	579	528	163	420	459	32	735	8,166

ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634

Individually evaluated for impairment	$518	$—	$301	$—	$—	$—	$—	$—	$—	$819
Collectively evaluated for impairment	5,269	20	645	337	130	430	—	21	393	7,245

ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$—	$21	$393	$8,064

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial and home equity loans, and lines of credit segments for the year ended September 30, 2014, due to increased charge-off activity in those segments. The Company allocated decreased allowance for loan loss provisions to the commercial real estate segment due to actual loss experience being less than previously estimated. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

5.	LOANS RECEIVABLE (Continued)

The following is a summary of troubled debt restructurings granted during the periods indicated (in thousands).

	For the Year Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	9	$1,284	$1,284
Construction	—	—	—
Commercial	3	449	449
Commercial	1	197	197
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—

Total	13	$1,930	$1,930

For the Year Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	12	$1,578	$1,578
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	98	98
Auto loans	—	—	—
Other	—	—	—

Total	13	$1,676	$1,676

For the years ended September 30, 2014 and 2013, there were no new loans originated that identified as troubled debt restructurings, nor were there any loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification.

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2014	2013

Land and land improvements	$6,167	$5,930
Buildings and leasehold improvements	15,646	14,102
Furniture, fixtures, and equipment	10,005	9,549
Construction in process	85	15

	31,903	29,596
Less accumulated depreciation	(14,946)	(13,849)

Total	$16,957	$15,747

Depreciation expense amounted to $1,097,000, $1,019,000, and $885,000, for the years ended September 30, 2014, 2013, and 2012, respectively.

7.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2014		2013
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Noninterest-bearing demand accounts	—%	$70,048	—%	$58,795
NOW accounts	0.07	163,936	0.04	99,857
Money market accounts	0.23	170,158	0.20	138,049
Savings and club accounts	0.05	122,734	0.05	110,189
Certificates of deposit	1.25	607,013	1.26	634,169

Total	0.72%	$1,133,889	0.80%	$1,041,059

7.	DEPOSITS (Continued)

	2014		2013
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Certificates of deposit:
0.00 - 2.00%	0.97%	$503,905	0.84%	$496,310
2.01 - 4.00%	2.63	103,108	2.71	133,579
4.01 - 6.00%	—	—	4.55	4,280

Total	1.25%	$607,013	1.26%	$634,169

At September 30 scheduled maturities of certificates of deposit are as follows (in thousands):

Within three months	$103,362
Three through six months	77,208
Six through twelve months	97,531
Over twelve months	328,912

Total	$607,013

Brokered deposits totaled $218,368,000 and $233,315,000 at September 30, 2014 and 2013, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $100,000 were $201,451,000 at September 30, 2014.

The scheduled maturities of certificates of deposit in denominations of $100,000 or more as of September 30, 2014, are as follows (in thousands):

Within three months	$28,430
Three through six months	29,194
Six through twelve months	32,506
Over twelve months	111,321

Total	$201,451

A summary of interest expense on deposits for the years ended September 30 is as follows (in thousands):

	2014	2013	2012

NOW accounts	$76	$51	$24
Money market accounts	315	327	326
Savings and club accounts	61	51	80
Certificates of deposits	7,455	6,979	7,056

Total	$7,907	$7,408	$7,486

8.	SHORT-TERM BORROWINGS

As of September 30, 2014 and 2013, the Company had $108,020,000 and $23,000,000 of short-term borrowings, respectively, of which $5,020,000 in 2014 were advances on a $150,000,000 line of credit with the FHLB. There were no advances on the line of credit in 2013.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2014, the Company had a borrowing limit of approximately $576.4 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2014	2013

Balance at year-end	$108,020	$23,000
Maximum amount outstanding at any month-end	108,020	84,500
Average balance outstanding during the year	55,204	45,792
Weighted-average interest rate:
As of year-end	0.33%	0.29%
Paid during the year	0.33%	0.28%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

9.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances and securities sold under agreements to repurchase (in thousands):

	Maturity Range		Weighted- Average Interest Rate	Stated Interest Rate Ranged
Description	From	To		From	To	2014	2013

Convertible	12/5/2018	12/5/2018	3.30%	3.30%	3.30%	$5,000	$5,000
Fixed rate	11/24/2014	9/21/2020	1.67	0.63	2.93	116,300	107,260
Mid-term	3/5/2015	9/22/2017	0.63	0.42	1.27	30,000	7,000
Securities sold under agreements to repurchase	—	—	—	—	—	—	10,000

Total						$151,300	$129,260

9.	OTHER BORROWINGS (Continued)

Maturities of FHLB long-term advances and securities sold under agreements to repurchase are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- Average Rate

2015	$13,300	1.84%
2016	50,300	1.06
2017	25,250	1.40
2018	27,500	1.62
2019	32,050	2.06
2020 and thereafter	2,900	1.96

Total	$151,300	1.52%

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

Securities sold under agreements to repurchase and other borrowings are secured by U.S. government mortgage-backed securities with a carrying value of $14,795,000 at September 30, 2013.

10.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2014	2013	2012
Current:
Federal	$1,505	$1,646	$(1,807)
State	—	—	15

Total current taxes	1,505	1,646	(1,792)
Deferred income tax benefit	1,386	1,188	1,825

Total income tax provision	$2,891	$2,834	$33

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2014	2013
Deferred tax assets:
Allowance for loan losses	$2,936	$2,742
Employee benefit plan	1,663	673
Investment losses subject to Section 382 limitation	4,910	5,622
Purchase accounting adjustment	1,423	789
Other	3,964	4,232

Total gross deferred tax assets	14,896	14,058

Deferred tax liabilities:
Pension plan	1,254	1,137
Net unrealized gain on securities	335	36
Mortgage servicing rights	119	131
Premises and equipment	258	462
Other	903	601

Total gross deferred tax liabilities	2,869	2,367

Net deferred tax assets	$12,027	$11,691

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Statement of Income. The Company’s federal and state income tax returns for taxable years through 2010 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

10.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2014		2013		2012
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$3,874	34.0%	$3,963	34.0%	$84	34.0%
Valuation allowance	—	—	—	—	247	99.6
Income from bank-owned life insurance	(314)	(2.8)	(322)	(2.8)	(274)	(110.7)
Tax-exempt income	(536)	(4.7)	(388)	(3.3)	(310)	(125.5)
Low-income housing credits	(140)	(1.2)	(289)	(2.5)	(195)	(78.7)
Nondeductible merger expenses	—	—	—	—	163	65.8
Other, net	7	0.1	(130)	(1.1)	318	128.8

Actual tax expense and effective rate	$2,891	25.4%	$2,834	24.3%	$33	13.3%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4.6 million at September 30, 2014, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The Act also provides for the recapture of deductions arising from the Bank’s applicable excess reserve, which is defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

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

The off-balance sheet commitments consist of the following (in thousands):

	2014	2013

Commitments to extend credit	$40,615	$22,333
Standby letters of credit	7,521	4,769
Unfunded lines of credit	44,039	42,016

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 2.95 percent to 4.64 percent. The commitments outstanding at September 30, 2014, contractually mature in less than one year.

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

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2014 (in thousands):

2015	$665
2016	606
2017	448
2018	321
2019	277
2020 and beyond	1,235

Total	$3,552

The total rental expenses for the above leases for the years ended September 30, 2014, 2013, and 2012, were $952,000, $913,000, and $835,000, respectively. The Company also operates six offices that currently do not have long-term operating leases.

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

Employee Stock Ownership Plan (“ESOP”) (Continued)

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $500,000, $485,000, and $469,000, for the years ended September 30, 2014, 2013, and 2012, respectively.

The following table presents the components of the ESOP shares:

	2014	2013

Allocated shares	292,428	256,291

Shares committed to be released	33,962	33,962

Unreleased shares	1,007,533	1,052,816

Total ESOP shares	1,333,923	1,343,069

Fair value of unreleased shares (in thousands)	$11,385	$10,970

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

Certain officers, employees, and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013 and 19,880 of restricted stock on July 22, 2014. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2008 restricted shares vested over a five-year service period. The 2013 restricted shares vested over an 18-month service period. The 2014 restricted shares vest over a 39-month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

13.	EMPLOYEE BENEFITS (Continued)

Equity Incentive Plan (Continued)

During the years ended September 30, 2014, 2013, and 2012, the Company recorded $219,000, $1.5 million, and $2.2 million of share-based compensation expense, consisting of stock option expense of $0, $458,000, and $687,000, and restricted stock expense of $219,000, $1.1 million, and $1.5 million, respectively. Expected future compensation expense relating to the 14,906 restricted shares at September 30, 2014, is $204,000 over the remaining vesting period of three years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2014.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2013	1,443,379	$12.35	4.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2014	1,443,379	12.35	3.67	—

Exercisable at year-end	1,443,379	12.35	3.67	—

The following is a summary of the status of the Company’s restricted stock as of September 30, 2014, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2013	14,995	$10.94
Granted	19,880	11.07
Vested	(19,969)	10.97
Forfeited	—	—

Nonvested at September 30, 2014	14,906	11.07

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

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2014	2013

Change in benefit obligation:
Benefit obligation at beginning of year	$14,997	$17,264
Service cost	577	702
Interest cost	763	716
Actuarial gains	3,383	(3,588)
Benefits paid	(1,122)	(97)

Benefit obligation at end of year	18,598	14,997

Change in plan assets:
Fair value of plan assets at beginning of year	16,363	14,042
Actual return on plan assets	1,604	1,818
Contributions	550	600
Benefits paid	(1,122)	(97)

Fair value of plan assets at end of year	17,395	16,363

Funded status	$(1,203)	$1,366

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2014	2013	2012
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$4,891	$1,979	$6,742

Total	$4,891	$1,979	$6,742

The accumulated benefit obligation for the defined benefit pension plan was $13,253,000 and $11,349,000 at September 30, 2014 and 2013, respectively.

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2014	2013	2012

Service cost	$577	$702	$598
Interest cost	763	716	713
Expected return on plan assets	(1,162)	(1,034)	(814)
Amortization of unrecognized loss	28	392	475

Net periodic benefit cost	$206	$776	$972

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $241,000.

Weighted-average assumptions used to determine benefit obligations:

	2014	2013

Discount rate	4.45%	5.10%
Rate of compensation increase	4.00	4.00

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2014	2013	2012

Discount rate	5.10%	4.15%	4.75%
Expected long-term return on plan assets	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	5.00

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2014 and 2013 (in thousands):

	September 30, 2014
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$6,995	$—	$6,995
Equity	—	10,385	—	10,385
Investment in short-term investments	—	15	—	15

Total assets at fair value	$—	$17,395	$—	$17,395

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

	September 30, 2013
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$5,722	$—	$5,722
Equity	—	10,631	—	10,631
Investment in short-term investments	—	10	—	10

Total assets at fair value	$—	$16,363	$—	$16,363

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category, are as follows:

Asset Category	2014	2013

Cash and fixed income securities	40.2%	35.0%
Equity securities	59.7	64.9
Other	0.1	0.1

Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank expects to contribute $520,000 to its pension plan in 2015.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2015	$81
2016	87
2017	112
2018	317
2019	397
2020-2024	5,032

13.	EMPLOYEE BENEFITS (Continued)

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were suspended in January 2011.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $680,000 at September 30, 2014 and 2013, which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was no expense related to the supplemental executive retirement plan for the years ended September 30, 2014, 2013, and 2012.

14.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2014 and 2013, was $7,860,000 and $3,476,000, respectively.

Dividend Restrictions

Federal banking laws, regulations, and policies limit the Bank’s ability to pay dividends to the Company. Dividends may be declared and paid by the Bank only out of net earnings for the then current year. A dividend may not be declared or paid if it would impair the general reserves of the Bank as required to be maintained under the Pennsylvania Banking. In addition, the Bank is required to notify the Federal Reserve Board prior to declaring a dividend to the Company and receive the nonobjection of the Federal Reserve Board to any such dividend.

15.	REGULATORY CAPITAL REQUIREMENTS

Federal regulations require the Bank to maintain certain minimum amounts of capital. Specifically, the Bank is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2014, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2014 and 2013, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier I risk-based, core capital, and tangible equity capital ratios must be at least 10 percent, 6 percent, 5 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2014	2013
Total stockholders’ equity	$164,694	$161,701
Accumulated other comprehensive income	2,579	1,235
Unrealized loss on equity securities	—	(10)
Goodwill and certain other intangible assets	(12,655)	(10,930)
Disallowed servicing assets	(69)	(37)

Tier I, core, and tangible capital	154,549	151,959

Allowance for loan losses	8,218	7,297

Total risk-based capital	$162,767	$159,256

15.	REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank’s actual capital ratios are presented in the following table (in thousands):

	2014		2013
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$162,767	16.9%	$159,256	20.4%
For capital adequacy purposes	76,898	8.0	62,603	8.0
To be well capitalized	96,123	10.0	78,254	10.0

Tier I capital (to risk-weighted assets)

Actual	$154,549	16.1%	$151,959	19.4%
For capital adequacy purposes	38,449	4.0	31,301	4.0
To be well capitalized	57,674	6.0	46,952	6.0

Tier I capital (to adjusted assets)

Actual	$154,549	10.0%	$151,959	11.2%
For capital adequacy purposes	61,579	4.0	54,337	4.0
To be well capitalized	76,974	5.0	67,921	5.0

Tangible capital (to tangible assets)

Actual	$156,887	10.9%	$151,959	11.0%
For capital adequacy purposes	21,658	1.5	20,656	1.5

16.	FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s securities, real estate owned, and impaired loans measured at fair value as of September 30, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2014
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$—	$265,052	$—	$265,052
Obligations of states and political subdivisions	—	42,771	—	42,771
U.S. government agency securities	—	47,630	—	47,630
Corporate obligations	—	13,328	—	13,328
Trust-preferred securities	—	3,891	1,730	5,621
Other debt securities	—	6,151	500	6,651
Equity securities - financial services	2,025	—	—	2,025

Total securities	2,025	378,823	2,230	383,078
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	—	—	2,759	2,759
Impaired loans	—	—	36,497	36,497

	September 30, 2013
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$—	$217,837	$—	$217,837
Obligations of states and political subdivisions	—	23,909	—	23,909
U.S. government agency securities	—	52,520	—	52,520
Corporate obligations	—	12,773	—	12,773
Trust-preferred securities	—	3,614	1,800	5,414
Other debt securities	—	1,154	—	1,154
Equity securities - financial services	2,015	—	—	2,015

Total securities	2,015	311,807	1,800	315,622
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	—	—	2,111	2,111
Impaired loans	—	—	36,407	36,407

16.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the years ended September 30, 2014 and 2013 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2014	September 30, 2013
Beginning balance	$1,800	$1,740
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	(57)	60
Transfers in and/or out of Level III	487	—

	$2,230	$1,800

Financial assets and liabilities must be identified as having been valued according to a specified level of input, I, II, or III. Level I inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level II inputs utilize inputs other than quoted prices included in Level I that are observable for the asset, either directly or indirectly. Level II inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level III inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level II inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level I inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2014, 264 impaired loans with a carrying value of $37.0 million were reduced by specific valuation allowance totaling $468,000 resulting in a net fair value of $36.5 million based on Level III inputs. At September 30, 2013, 233 impaired loans with a carrying value of $37.2 million were reduced by specific valuation allowance totaling $819,000 resulting in a net fair value of $36.4 million based on Level III inputs.

16.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

September 30, 2014
Impaired loans	$36,497	Appraisal of	Appraisal	0% to 35%
		collateral (1)	adjustments (2)	(23%)
Foreclosed real estate owned		Appraisal of	Appraisal	19% to 35%
	2,759	collateral (1), (3)	adjustments (2)	(21.2%)

September 30, 2013
Impaired loans	$36,407	Appraisal of	Appraisal	0% to 30%
		collateral (1)	adjustments (2)	(23.5%)
Foreclosed real estate owned		Appraisal of	Appraisal	0% to 30%
	2,111	collateral (1), (3)	adjustments (2)	(20.4%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments is presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $36,965,000 less their valuation allowances of $468,000 at September 30, 2014. The fair value consists of the loan balances of $37,226,000 less their valuation allowances of $819,000 at September 30, 2013.

Foreclosed Real Estate Owned

Foreclosed real estate owned is measured at fair value, less cost to sell at the date of foreclosure; valuations are periodically performed by management; and the assets are carried at fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value

Financial assets:
Cash and cash equivalents	$22,301	$22,301	$—	$—	$22,301
Investment and mortgage-backed securities available for sale	383,078	2,025	378,823	2,230	383,078
Loans receivable, net	1,058,267	—	—	1,077,585	1,077,585
Accrued interest receivable	5,061	5,061	—	—	5,061
Regulatory stock	14,284	14,284	—	—	14,284
Mortgage servicing rights	688	—	—	688	688
Bank-owned life insurance	29,720	29,720	—	—	29,720

Financial liabilities:
Deposits	$1,133,889	$526,876	$—	$608,936	$1,135,812
Short-term borrowings	108,020	108,020	—	—	108,020
Other borrowings	151,300	—	—	151,617	151,617
Advances by borrowers for taxes and insurance	4,093	4,093	—	—	4,093
Accrued interest payable	831	831	—	—	831

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	September 30, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value

Financial assets:
Cash and cash equivalents	$26,648	$26,648	$—	$—	$26,648
Investment and mortgage-backed securities available for sale	315,622	2,015	311,807	1,800	315,622
Loans receivable, net	928,230	—	—	951,120	951,120
Accrued interest receivable	4,413	4,413	—	—	4,413
Regulatory stock	9,415	9,415	—	—	9,415
Mortgage servicing rights	382	—	—	382	382
Bank-owned life insurance	28,797	28,797	—	—	28,797

Financial liabilities:
Deposits	$1,041,059	$406,890	$—	$638,510	$1,045,400
Short-term borrowings	23,000	23,000	—	—	23,000
Other borrowings	129,260	—		124,504	124,504
Advances by borrowers for taxes and insurance	4,962	4,962	—	—	4,962
Accrued interest payable	833	833	—	—	833

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

Investment and Mortgage-Backed Securities Available for Sale and Regulatory Stock

The fair value of investment and mortgage-backed securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Since the regulatory stock is not actively traded on a secondary market and held exclusively by member financial institutions, the fair market value approximates the carrying amount.

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

Acquisition of FNCB Branch

On January 24, 2014, the Company closed on a purchase transaction to acquire a branch facility, customer deposits, and loans of First National Community Bank (FNCB), the subsidiary of First National Community Bancorp, Inc., in a cash transaction. The acquired branch is located in the Monroe County, Pennsylvania market. Under the terms of the agreement, the Company acquired all of the branch facilities, customer deposits and loans of FNCB and received net cash of $4.6 million.

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

Total purchase price	$4,640

Net cash acquired:
Cash	$11
Loans receivable and accrued interest receivable	1,033
Premises and equipment, net	1,626
Certificates of deposits	(3,069)
Deposits other than certificates of deposits	(5,683)

(6,082)

Goodwill resulting from FNCB purchase	$1,442

Supplemental pro forma financial information related to the FNCB acquisition has not been provided as it would be impracticable to do so. Historical financial information regarding the acquired branch is not accessible and, thus, the amounts would require estimates so significant as to render the disclosure irrelevant.

18.	ACQUISITIONS (Continued)

Acquisition of Franklin Security Bancorp, Inc.

On April 4, 2014, the Company closed on a merger transaction to acquire Franklin Security Bancorp, Inc., the parent company of Franklin Security Bank, in a cash transaction. Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Franklin Security Bancorp, Inc. for a total cash purchase price of approximately $15.7 million. Franklin Security Bank has been merged into ESSA Bank & Trust, with ESSA Bank & Trust as the surviving entity. The acquisition added two branch locations in the Scranton/Wilkes-Barre, Pennsylvania, market, establishing the Company’s presence in that market.

The acquired assets and assumed liabilities were measured at fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows, and historical loss factors of Franklin Security Bank. Real estate acquired through foreclosure was primarily valued based on appraised collateral values. The Company also recorded an identifiable intangible asset representing the core deposit base of Franklin Security Bank based on management’s evaluation of the cost of such deposits relative to alternative funding sources. Management used market quotations to measure the fair value of investment securities and FHLB advances. The business combination resulted in the acquisition of loans without evidence of credit quality deterioration. At the acquisition date, the Company determined that there were no purchased impaired loans. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

Franklin Security Bank’s loans without evidence of credit deterioration were measured to fair value by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, Franklin Security Bank’s loan portfolio without evidence of deterioration totaled $155.3 million and was recorded at a fair value of $152.2 million.

18.	ACQUISITIONS (Continued)

Acquisition of Franklin Security Bancorp, Inc. (Continued)

The following condensed statement reflects the values assigned to Franklin Security Bancorp, Inc.’s net assets as of the acquisition date:

Total purchase price	$15,698

Net assets acquired:
Cash	$(19,825)
Investments available for sale	55,901
Loans receivable	152,188
Regulatory stock	1,569
Premises and equipment, net	176
Foreclosed real estate	436
Intangible assets	889
Deferred tax assets	1,031
Other assets	2,504
Certificates of deposits	(90,869)
Deposits other than certificates of deposits	(71,317)
Borrowings	(30,177)
Other liabilities	(2,265)

Gain resulting from Franklin Security Bancorp, Inc. acquisition	$241

Results of operations for Franklin Security Bancorp, Inc. (“Franklin”) prior to the acquisition date are not included in the Consolidated Statement of Income for the period ended September 30, 2014. The following table presents financial information regarding the former Franklin operations included in the Consolidated Statement of Income from the date of acquisition through September 30, 2014, under column “Actual from acquisition date through September 30, 2014.” In addition, the following table presents unaudited pro forma information as if the acquisition of Franklin had occurred on October 1, 2012, under the “Pro Forma” columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs and amortization of fair value adjustments net of the related income tax effects are included in the amounts below, but any purchase gain has been excluded.

18.	ACQUISITIONS (Continued)

Acquisition of Franklin Security Bancorp, Inc. (Continued)

		Pro Forma for Year Ended September 30,
	Actual from Acquisition Date Through September 30, 2014	2014	2013
Net interest income	3,935	$43,157	$45,670
Non interest income	209	7,534	8,691
Net income	1,368	6,843	9,320
Pro forma earnings per share
Based		0.63	0.81
Diluted		0.63	0.81

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the years ended September 30, 2014 and 2013, is as follows (in thousands):

	Accumulated Other Comprehensive Income (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total

Balance at September 30, 2013	$(1,306)	$71	$(1,235)
Other comprehensive income before reclassifications	—	798	798
Amounts reclassified from accumulated other comprehensive income	(1,922)	(220)	(2,142)

Period change	(1,922)	578	(1,344)

Balance at September 30, 2014	$(3,228)	$649	$(2,579)

Balance at September 30, 2012	$(4,450)	$6,208	$1,758
Other comprehensive income before reclassifications	—	(5,643)	(5,643)
Amounts reclassified from accumulated other comprehensive income	3,144	(494)	2,650

Period change	3,144	(6,137)	(2,993)

Balance at September 30, 2013	$(1,306)	$71	$(1,235)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 34%.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income For the Year Ended September 30, (3)		Affected Line Item in the Consolidated Statement of Income
(in thousands)	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$333	$749	Gain on sale of investments, net
Related income tax expense	(113)	(255)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	220	494	Net of tax

Defined benefit pension plan (2):
Amortization of net (loss) gain and prior service costs	2,912	(4,763)	Compensation and employee benefits
Related income tax (expense) benefit	(990)	1,619	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	1,922	(3,144)	Net of tax

Total reclassifications for the period	$2,142	$(2,650)	Net of tax

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Investment Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 13, “Employee Benefits” for additional detail.
(3)	Amounts in parenthesis indicate debits.

20.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2014	2013

ASSETS
Cash and due from banks	$758	$3,195
Certificates of deposit	17	17
Investment securities available for sale	25	25
Investment in subsidiary	164,694	161,701
Premises and equipment, net	1,127	1,152
Other assets	784	1,211

TOTAL ASSETS	$167,405	$167,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$96	$855
Stockholders’ equity	167,309	166,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,405	$167,301

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2014	2013	2012

INCOME
Interest income	$381	$408	$403
Net gains on sale of investments	—	30	—
Dividends	27,000	15,000	25,000

Total income	27,381	15,438	25,403

EXPENSES
Interest expense	—	—	101
Professional fees	1,091	505	1,741
Other	453	527	132

Total expenses	1,544	1,032	1,974

Income before income tax expense	25,837	14,406	23,429
Income tax benefit	(905)	—	(32)

Income before equity in undistributed net earnings of subsidiary	26,742	14,406	23,461
Equity in undistributed net earnings of subsidiary	(18,238)	(5,583)	(23,246)

NET INCOME	$8,504	$8,823	$215

COMPREHENSIVE INCOME	$7,160	$5,830	$1,387

20.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	September 30,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$8,504	$8,823	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	18,238	5,583	23,246
Net gain on sale of investments	—	(30)	—
(Decrease) increase in accrued income taxes	(888)	(12)	1,254
Decrease in accrued interest receivable	8	8	8
Deferred federal income taxes	1,480	(29)	576
Other, net	(634)	798	(1,362)

Net cash provided by operating activities	26,708	15,141	23,937

INVESTING ACTIVITIES
Business acquisitions	(15,174)	—	(12,306)
Proceeds from principal repayment, maturities, and sales	—	1,200	—

Net cash provided by (used for) investing activities	(15,174)	1,200	(12,306)

FINANCING ACTIVITIES
Repayment of trust-preferred debt	(6,955)	—	(8,596)
Purchase of treasury stock shares	(4,216)	(14,501)	(332)
Dividends on common stock	(2,800)	(2,295)	(2,249)

Net cash used for financing activities	(13,971)	(16,796)	(11,177)

Increase (decrease) in cash	(2,437)	(455)	454

CASH AT BEGINNING OF YEAR	3,195	3,650	3,196

CASH AT END OF YEAR	$758	$3,195	$3,650

21.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014

Total interest income	$12,182	$11,523	$13,785	$13,286
Total interest expense	2,691	2,585	2,688	2,663

Net interest income	9,491	8,938	11,097	10,623
Provision for loan losses	750	750	500	350

Net interest income after provision for loan losses	8,741	8,188	10,597	10,273

Total noninterest income	1,627	1,752	2,100	1,929
Total noninterest expense	7,748	7,884	9,095	9,085

Income before income taxes	2,620	2,056	3,602	3,117
Income taxes benefit	616	554	976	745

Net income	$2,004	$1,502	$2,626	$2,372

Per share data:
Net income
Basic	$0.18	$0.14	$0.24	$0.22
Diluted	$0.18	$0.14	$0.24	$0.22
Average shares outstanding
Basic	10,890,156	10,859,519	10,837,592	10,672,848
Diluted	10,906,229	10,859,703	10,837,592	10,687,163

	Three Months Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013

Total interest income	$13,950	$12,690	$12,491	$11,971
Total interest expense	3,231	2,806	2,642	2,578

Net interest income	10,719	9,884	9,849	9,393
Provision for loan losses	1,000	850	1,100	800

Net interest income after provision for loan losses	9,719	9,034	8,749	8,593

Total noninterest income	2,026	2,458	1,800	1,740
Total noninterest expense	7,505	8,790	8,154	8,013

Income before income taxes	4,240	2,702	2,395	2,320
Income taxes benefit	1,361	662	519	292

Net income	$2,879	$2,040	$1,876	$2,028

Per share data:
Net income
Basic	$0.24	$0.17	$0.16	$0.19
Diluted	$0.24	$0.17	$0.16	$0.19
Average shares outstanding
Basic	12,088,125	11,763,581	11,409,791	10,954,982
Diluted	12,088,125	11,763,581	11,409,791	10,954,982

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 15, 2014	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2014

/s/ Allan A. Muto Allan A. Muto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2014

/s/ John E. Burrus John E. Burrus	Chairman of the Board	December 15, 2014

/s/ William P. Douglass William P. Douglass	Director	December 15, 2014

/s/ Daniel J. Henning Daniel J. Henning	Director	December 15, 2014

/s/ Frederick E. Kutteroff Frederick E. Kutteroff	Director	December 15, 2014

/s/ Robert C. Selig, Jr. Robert C. Selig, Jr.	Director	December 15, 2014

/s/ John S. Schoonover, Jr. John S. Schoonover, Jr.	Director	December 15, 2014

/s/ William A. Viechnicki, D.D.S. William A. Viechnicki, D.D.S.	Director	December 15, 2014

/s/ Elizabeth B. Weekes Elizabeth B. Weekes	Director	December 15, 2014

/s/ Brian T. Regan Brian T. Regan	Director	December 15, 2014

/s/ Timothy S. Fallon Timothy S. Fallon	Director	December 15, 2014

/s/ Philip H. Hosbach IV Philip H. Hosbach IV	Director	December 15, 2014