Form 10-Q
period 2014-12-31
ESSA Bancorp, Inc.
filed 2015-02-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

As of February 3, 2015 there were 11,434,378 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Cash and due from banks	$15,827	$20,884
Interest-bearing deposits with other institutions	4,639	1,417

Total cash and cash equivalents	20,466	22,301
Certificates of deposit	1,752	1,767
Investment securities available for sale, at fair value	380,943	383,078
Loans receivable (net of allowance for loan losses of $8,516 and $8,634)	1,059,158	1,058,267
Regulatory stock, at cost	12,640	14,284
Premises and equipment, net	16,949	16,957
Bank-owned life insurance	29,959	29,720
Foreclosed real estate	2,895	2,759
Intangible assets, net	2,230	2,396
Goodwill	10,259	10,259
Deferred income taxes	10,599	12,027
Other assets	19,904	21,000

TOTAL ASSETS	$1,567,754	$1,574,815

LIABILITIES
Deposits	$1,106,454	$1,133,889
Short-term borrowings	110,879	108,020
Other borrowings	165,229	151,300
Advances by borrowers for taxes and insurance	7,075	4,093
Other liabilities	8,631	10,204

TOTAL LIABILITIES	1,398,268	1,407,506

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,444,378 and 11,590,378 outstanding at December 31, 2014 and September 30, 2014)	181	181
Additional paid in capital	182,520	182,486
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(9,966)	(10,079)
Retained earnings	79,280	77,413
Treasury stock, at cost; 6,688,717 and 6,542,717 shares outstanding at December 31, 2014 and September 30, 2014, respectively	(81,798)	(80,113)
Accumulated other comprehensive loss	(731)	(2,579)

TOTAL STOCKHOLDERS’ EQUITY	169,486	167,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,567,754	$1,574,815

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2014	2013
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$11,449	$10,523
Investment securities:
Taxable	1,889	1,527
Exempt from federal income tax	234	73
Other investment income	136	59

Total interest income	13,708	12,182

INTEREST EXPENSE
Deposits	1,965	1,988
Short-term borrowings	103	23
Other borrowings	590	680

Total interest expense	2,658	2,691

NET INTEREST INCOME	11,050	9,491
Provision for loan losses	450	750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,600	8,741

NONINTEREST INCOME
Service fees on deposit accounts	827	792
Services charges and fees on loans	315	185
Trust and investment fees	238	211
Earnings on Bank-owned life insurance	239	228
Insurance commissions	182	193
Other	13	18

Total noninterest income	1,814	1,627

NONINTEREST EXPENSE
Compensation and employee benefits	5,114	4,308
Occupancy and equipment	981	918
Professional fees	514	409
Data processing	813	680
Advertising	128	106
Federal Deposit Insurance Corporation (FDIC) premiums	292	229
(Gain)/loss on foreclosed real estate	(38)	42
Merger related costs	—	258
Amortization of intangible assets	166	237
Other	996	561

Total noninterest expense	8,966	7,748

Income before income taxes	3,448	2,620
Income taxes	852	616

NET INCOME	$2,596	$2,004

Earnings per share
Basic	$0.25	0.18
Diluted	$0.25	0.18
Dividends per share	$0.07	0.05

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Net income	$2,596	$2,004
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	2,738	(2,036)
Tax effect	(930)	691

Net of tax amount	1,808	(1,345)
Pension plan adjustment:
Related to actuarial losses and prior service cost	60	7
Tax effect	(20)	(2)

Net of tax amount	40	5

Total other comprehensive income (loss)	1,848	(1,340)

Comprehensive income	$4,444	$664

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
	(dollars in thousands)

Balance, September 30, 2014	11,590,378	$181	$182,486	$(10,079)	$77,413	$(80,113)	$(2,579)	$167,309

Net income					2,596			2,596
Other comprehensive income							1,848	1,848
Cash dividends declared ($.07 per share)					(729)			(729)
Stock based compensation			17					17
Allocation of ESOP stock			17	113				130
Treasury shares purchased	(146,000)					(1,685)		(1,685)

Balance, December 31, 2014	11,444,378	$181	$182,520	$(9,966)	$79,280	$(81,798)	$(731)	$169,486

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2014	2013
	(dollars in thousands)
OPERATING ACTIVITIES

Net income	$2,596	$2,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	750
Provision for depreciation and amortization	316	291
Amortization and accretion of discounts and premiums, net	121	240
Compensation expense on ESOP	130	124
Stock based compensation	17	55
Decrease in accrued interest receivable	58	106
Increase in accrued interest payable	114	309
Earnings on bank-owned life insurance	(239)	(228)
Deferred federal income taxes	(477)	(151)
(Gain)/loss on foreclosed real estate, net	(38)	42
Amortization of identifiable intangible assets	166	237
Other, net	332	(606)

Net cash provided by operating activities	3,546	3,173

INVESTING ACTIVITIES
Maturities of certificates of deposit	15	—
Investment securities available for sale:
Proceeds from principal repayments and maturities	11,676	12,952
Purchases	(7,054)	(15,457)
(Increase) decrease in loans receivable, net	(1,774)	4,586
Redemption of regulatory stock	4,704	626
Purchase of regulatory stock	(3,060)	(1,235)
Proceeds from sale of foreclosed real estate	455	82
Capital improvements to foreclosed real estate	11	—
Purchase of premises, equipment, and software	(275)	(48)

Net cash provided by investing activities	4,698	1,506

FINANCING ACTIVITIES
Decrease in deposits, net	(27,435)	(44,668)
Net increase in short-term borrowings	2,859	10,000
Proceeds from other borrowings	21,129	21,500
Repayment of other borrowings	(7,200)	(5,000)
Increase in advances by borrowers for taxes and insurance	2,982	2,398
Purchase of treasury stock shares	(1,685)	(196)
Dividends on common stock	(729)	(544)

Net cash used for financing activities	(10,079)	(16,510)

Decrease in cash and cash equivalents	(1,835)	(11,831)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,301	26,648

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,466	$14,817

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$2,544	$2,382
Income taxes	—	—
Noncash items:
Transfers from loans to foreclosed real estate	564	631

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. On November 6, 2014, the Company converted its status from a savings and loan holding company to a bank holding company. In addition, the Bank converted from a Pennsylvania-chartered savings association to a Pennsylvania-chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Lackawanna, and Luzerne counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month periods ended December 31, 2014 and 2013.

	Three months ended
	December 31, 2014	December 31, 2013
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,609,500)	(6,190,794)
Average unearned ESOP shares	(990,151)	(1,035,427)
Average unearned non-vested shares	(17,347)	(16,718)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,516,097	10,890,156

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	16,073

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,516,097	10,906,229

At December 31, 2014 and 2013 there were options to purchase 1,458,379 and 317,910 shares, respectively, of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At December 31, 2014 and 2013 there were 16,820 and 14,997 shares, respectively, of nonvested stock outstanding at prices of $11.07 and $10.94 per share, respectively that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$138,473	$2,035	$(889)	$139,619
Freddie Mac	96,085	901	(591)	96,395
Governmental National Mortgage Association	18,303	155	(105)	18,353
Other mortgage-backed securities	2,751	—	(17)	2,734

Total mortgage-backed securities	255,612	3,091	(1,602)	257,101
Obligations of states and political subdivisions	44,790	1,842	(214)	46,418
U.S. government agency securities	47,578	232	(244)	47,566
Corporate obligations	13,324	164	(26)	13,462
Trust-preferred securities	5,051	387	—	5,438
Other debt securities	8,841	120	(23)	8,938

Total debt securities	375,196	5,836	(2,109)	378,923
Equity securities - financial services	2,025	—	(5)	2,020

Total	$377,221	$5,836	$(2,114)	$380,943

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$144,291	$1,327	$(1,550)	$144,068
Freddie Mac	99,556	548	(1,277)	98,827
Governmental National Mortgage Association	19,446	92	(161)	19,377
Other mortgage-backed securities	2,795	—	(15)	2,780

Total mortgage-backed securities	266,088	1,967	(3,003)	265,052
Obligations of states and political subdivisions	41,375	1,654	(258)	42,771
U.S. government agency securities	47,821	192	(383)	47,630
Corporate obligations	13,140	236	(48)	13,328
Trust-preferred securities	5,027	594	—	5,621
Other debt securities	6,618	51	(18)	6,651

Total debt securities	380,069	4,694	(3,710)	381,053
Equity securities - financial services	2,025	—	—	2,025

Total	$382,094	$4,694	$(3,710)	$383,078

The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,004	$2,021
Due after one year through five years	52,567	52,841
Due after five years through ten years	56,754	57,568
Due after ten years	263,871	266,493

Total	$375,196	$378,923

For the three month periods ended December 31, 2014 and 2013, the Company did not sell any investment securities.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2014
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	23	$6,500	$(38)	$29,681	$(851)	$36,181	$(889)
Freddie Mac	20	9,031	(18)	22,827	(573)	31,858	(591)
Governmental National Mortgage Association	2	—	—	2,833	(105)	2,833	(105)
Other mortgage-backed securities	3	—	—	2,734	(17)	2,734	(17)
Obligations of states and political subdivisions	9	2,742	(14)	7,250	(200)	9,992	(214)
U.S. government agency securities	8	1,984	(1)	18,744	(243)	20,728	(244)
Corporate obligations	5	2,156	(11)	2,124	(15)	4,280	(26)
Other debt securities	4	2,276	(5)	1,922	(18)	4,198	(23)

Total Debt Securities	74	24,689	(87)	88,115	(2,022)	112,804	(2,109)
Equity securities–financial services	1	1,995	(5)	—	—	1,995	(5)

Total	75	$26,684	$(92)	$88,115	$(2,022)	$114,799	$(2,114)

	September 30, 2014
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	39	$34,377	$(164)	$33,249	$(1,386)	$67,626	$(1,550)
Freddie Mac	36	38,210	(216)	29,269	(1,061)	67,479	(1,277)
Governmental National Mortgage Association	5	4,127	(22)	2,981	(139)	7,108	(161)
Other mortgage-backed securities	3	—	—	2,780	(15)	2,780	(15)
Obligations of states and political subdivisions	5	—	—	7,207	(258)	7,207	(258)
U.S. government agency securities	11	8,004	(25)	18,629	(358)	26,633	(383)
Corporate obligations	5	3,142	(32)	1,130	(16)	4,272	(48)
Equity securities-financial services	2	1,980	(18)	—	—	1,980	(18)

Total	106	$89,840	$(477)	$95,245	$(3,233)	$185,085	$(3,710)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision, corporate debt obligations and equity securities.

The Company reviews its position quarterly and has asserted that at December 31, 2014, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2014	September 30, 2014
Real estate loans:
Residential	$640,996	$654,152
Construction	1,592	1,367
Commercial	191,501	190,536
Commercial	29,906	25,807
Obligations of states and political subdivisions	46,032	49,177
Home equity loans and lines of credit	40,905	41,387
Auto Loans	113,490	100,571
Other	3,252	3,904

	1,067,674	1,066,901
Less allowance for loan losses	8,516	8,634

Net loans	$1,059,158	$1,058,267

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

December 31, 2014
Real estate loans:

Residential	$640,996	$13,544	$110	$627,342

Construction	1,592	—	—	1,592
Commercial	191,501	17,283	4,727	169,491
Commercial	29,906	314	263	29,329
Obligations of states and political subdivisions	46,032	—	—	46,032
Home equity loans and lines of credit	40,905	279	—	40,626
Auto loans	113,490	203	—	113,287
Other	3,252	—	—	3,252

Total	$1,067,674	$31,623	$5,100	$1,030,951

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

September 30, 2014
Real estate loans:

Residential	$654,152	$13,528	$110	$640,514

Construction	1,367	—	—	1,367
Commercial	190,536	17,517	4,727	168,292
Commercial	25,807	456	263	25,088
Obligations of states and political subdivisions	49,177	—	—	49,177
Home equity loans and lines of credit	41,387	266	(3)	41,124
Auto loans	100,571	101	—	100,470
Other	3,904	—	—	3,904

Total	$1,066,901	$31,868	$5,097	$1,029,936

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no specific allowance recorded:
Real estate loans
Residential	$11,174	$13,440	$—	$10,929	$99
Construction	—	—	—	—	—
Commercial	21,609	22,549	—	20,983	194
Commercial	577	608	—	889	2
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	240	252	—	202	2
Auto loans	—	—	—	—	—
Other	—	—	—	—	—

Total	33,600	36,849	—	33,003	297

With an allowance recorded:
Real estate loans
Residential	2,480	2,716	355	2,496	24
Construction	—	—	—	—	—
Commercial	401	435	59	578	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	39	62	36	13	—
Auto loans	203	211	36	51	2
Other	—	—	—	—	—

Total	3,123	3,424	486	3,138	26

Total:
Real estate loans
Residential	13,654	16,156	355	13,425	123
Construction	—	—	—	—	—
Commercial	22,010	22,984	59	21,561	194
Commercial	577	608	—	889	2
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	279	314	36	215	2
Auto loans	203	211	36	51	2
Other	—	—	—	—	—

Total Impaired Loans	$36,723	$40,273	$486	$36,141	$323

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no specific allowance recorded:
Real estate loans
Residential	$11,030	$13,225	$—	$9,687	$311
Construction	—	—	—	—	—
Commercial	21,587	22,428	—	20,200	726
Commercial	719	777	—	2,146	92
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	210	377	—	260	7
Auto loans	101	101	—	99	—
Other	—	—	—	—	—

Total	33,647	36,908	—	32,392	1,136

With an allowance recorded:
Real estate loans
Residential	2,608	2,997	334	3,330	98
Construction	—	—	—	—	—
Commercial	657	677	84	1,598	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	53	76	50	25	—
Auto loans	—	—	—	—	—
Other	—	—	—	—	—

Total	3,318	3,750	468	4,953	98

Total:
Real estate loans
Residential	13,638	16,222	334	13,017	409
Construction	—	—	—	—	—
Commercial	22,244	23,105	84	21,798	726
Commercial	719	777	—	2,146	92
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	263	453	50	285	7
Auto loans	101	101	—	99	—
Other	—	—	—	—	—

Total Impaired Loans	$36,965	$40,658	$468	$37,345	$1,234

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2014 and September 30, 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial real estate loans	$162,444	$7,314	$21,449	$294	$191,501
Commercial	29,140	318	448	—	29,906
Obligations of states and political subdivisions	46,032	—	—	—	46,032

Total	$237,616	$7,632	$21,897	$294	$267,439

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial real estate loans	$160,749	$8,020	$21,469	$298	$190,536
Commercial	24,874	345	588	—	25,807
Obligations of states and political subdivisions	49,177	—	—	—	49,177

Total	$234,800	$8,365	$22,057	$298	$265,520

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2014 and September 30, 2014 (in thousands):

	Performing	Non-performing	Total
December 31, 2014
Real estate loans:
Residential	$631,453	$9,543	$640,996
Construction	1,592	—	1,592
Home equity loans and lines of credit	40,624	281	40,905
Auto loans	113,471	19	113,490
Other	3,238	14	3,252

Total	$790,378	$9,857	$800,235

	Performing	Non-performing	Total
September 30, 2014
Real estate loans:
Residential	$644,374	$9,778	$654,152
Construction	1,367	—	1,367
Home equity loans and lines of credit	41,128	259	41,387
Auto loans	100,571	—	100,571
Other	3,884	20	3,904

Total	$791,324	$10,057	$801,381

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2014 and September 30, 2014 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2014
Real estate loans
Residential	$625,754	$4,557	$1,142	$—	$9,543	$15,242	$640,996
Construction	1,592	—	—	—	—	—	1,592
Commercial	179,585	1,030	193	—	10,693	11,916	191,501
Commercial	28,531	431	45	—	899	1,375	29,906
Obligations of states and political subdivisions	46,032	—	—	—	—	—	46,032
Home equity loans and lines of credit	40,040	164	420	—	281	865	40,905
Auto loans	112,296	1,103	72	—	19	1,194	113,490
Other	3,185	44	9	—	14	67	3,252

Total	$1,037,015	$7,329	$1,881	$—	$21,449	$30,659	$1,067,674

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2014
Real estate loans
Residential	$640,583	$2,398	$1,393	$—	$9,778	$13,569	$654,152
Construction	1,367	—	—	—	—	—	1,367
Commercial	179,319	516	89	—	10,612	11,217	190,536
Commercial	24,424	110	30	—	1,243	1,383	25,807
Obligations of states and political subdivisions	49,159	18	—	—	—	18	49,177
Home equity loans and lines of credit	40,870	225	33	—	259	517	41,387
Auto loans	100,112	426	33	—	—	459	100,571
Other	3,884	—	—	—	20	20	3,904

Total	$1,039,718	$3,693	$1,578	$—	$21,912	$27,183	$1,066,901

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2014 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following tables summarize changes in the primary segments of the ALL for the three month periods ending December 31, 2014 and 2013:

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
Charge-offs	(509)	—	(11)	(27)	—	(19)	(40)	—	—	(606)
Recoveries	18	—	11	—	—	8	1	—	—	38
Provision	489	2	13	14	(18)	86	254	(6)	(384)	450

ALL balance at December 31, 2014	$5,571	$13	$676	$515	$145	$545	$674	$26	$351	$8,516

September 30, 2013	$5,787	$20	$946	$337	$130	$430	$—	$21	$393	$8,064
Charge-offs	(387)	—	(38)	(48)	—	(63)	—	—	—	(536)
Recoveries	77	—	—	11	—	—	—	3	—	91
Provision	426	6	103	30	(24)	124	—	(2)	87	750

ALL balance at December 31, 2013	$5,903	$26	$1,011	$330	$106	$491	$—	$22	$480	$8,369

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2014 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
Individually evaluated for impairment	355	—	59	—	—	36	36	—	—	486
Collectively evaluated for impairment	5,216	13	617	515	145	509	638	26	351	8,030

ALL Balance at December 31, 2014	5,571	13	676	515	145	545	674	26	351	8,516

Individually evaluated for impairment	334	—	84	—	—	50	—	—	—	468
Collectively evaluated for impairment	5,239	11	579	528	163	420	459	32	735	8,166

ALL balance at September 30, 2014	5,573	11	663	528	163	470	459	32	735	8,634

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated decreased provisions to the construction, commercial real estate, commercial loans, home equity loans, lines of credit and other loan segments for the three month period ending December 31, 2014 due to declining loan balances and impairment evaluations in those segments. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2014 and 2013.

For the Three Months Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	7	$1,073	$1,073
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—

Total	7	$1,073	$1,073

Of the 7 new troubled debt restructurings granted for the three months ended December 31, 2014, 4 loan totaling $548,000 were granted terms and rate concessions, 2 loan totaling $348,000 were granted terms concessions and 1 loan totaling $177,000 was granted a rate concession.

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

Of the 4 new troubled debt restructurings granted for the three months ended December 31, 2013, 2 loans totaling $469,000 were granted terms and rate concessions and 2 loans totaling $130,000 were granted terms concessions.

For the twelve months ended December 31, 2014, one residential real estate loan totaling $156,000 defaulted on a restructuring agreement within one year of modification. For the twelve months ended December 31, 2013, there were no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification.

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2014	September 30, 2014
Non-interest bearing demand accounts	$64,379	$70,048
NOW accounts	122,585	163,936
Money market accounts	208,679	170,158
Savings and club accounts	124,324	122,734
Certificates of deposit	586,487	607,013

Total	$1,106,454	$1,133,889

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2014 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2014	2013
Service Cost	$218	$144
Interest Cost	206	191
Expected return on plan assets	(308)	(290)
Amortization of unrecognized loss	60	7

Net periodic benefit cost	$176	$52

The Bank plans to contribute $500,000 to its pension plan in 2015.

10.	Equity Incentive Plan

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

The 2008 restricted shares vested over a five-year service period. The 2013 restricted stock shares vested over an 18-month service period. The 2014 restricted shares vest over a 39 month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

For the three months ended December 31, 2014 and 2013, the Company recorded $17,000 and $55,000 of share-based compensation expense, respectively, comprised of restricted stock expense of $17,000 for the December 31, 2014 period and restricted stock expense of $55,000 for the December 31, 2013 period. Expected future compensation expense relating to the 14,906 restricted shares at December 31, is $186,000 over the remaining vesting period of 2.75 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended December 31, 2014.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2014	1,443,379	$12.35	3.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, December 31, 2014	1,443,379	$12.35	3.42	$—

Exercisable at December 31, 2014	1,443,379	$12.35	3.42	$—

The following is a summary of the status of the Company’s restricted stock as of December 31, 2014, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2014	14,906	$11.07
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2014	14,906	$11.07

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of December 31, 2014 and September 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at December 31, 2014
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2014
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$257,101	$—	$257,101
Obligations of states and political subdivisions	—	46,418	—	46,418
U.S. government agencies	—	47,566	—	47,566
Corporate obligations	—	13,462	—	13,462
Trust-preferred securities	—	3,738	1,700	5,438
Other debt securities	—	8,438	500	8,938
Equity securities-financial services	2,020	—	—	2,020

Total debt and equity securities	$2,020	$376,723	$2,200	$380,943
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,895	$2,895
Impaired loans measured on a non-recurring basis	$—	$—	$36,237	$36,237

	Fair Value Measurement at September 30, 2014
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2014
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$265,052	$—	$265,052
Obligations of states and political subdivisions	—	42,771	—	42,771
U.S. government agencies	—	47,630	—	47,630
Corporate obligations	—	13,328	—	13,328
Trust-preferred securities	—	3,891	1,730	5,621
Other debt securities	—	6,151	500	6,651
Equity securities-financial services	2,025	—	—	2,025

Total debt and equity securities	$2,025	$378,823	$2,230	$383,078
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,759	$2,759
Impaired loans measured on a non-recurring basis	$—	$—	$36,497	$36,497

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended December 31, 2014 and December 31, 2013.

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three months ended
	December 31, 2014	December 31, 2013
Beginning balance	$2,230	$1,800
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	(30)	40
Transfers in and/or out of Level III	—	—

	$2,200	$1,840

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2014, 242 impaired loans with a carrying value of $36.7 million were reduced by specific valuation allowance totaling $486,000 resulting in a net fair value of $36.2 million based on Level 3 inputs. At September 30, 2014, 264 impaired loans with a carrying value of $37.0 million were reduced by a specific valuation totaling $468,000 resulting in a net fair value of $36.5 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2014:
Impaired loans	36,237	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30% (25.3%)
Foreclosed real estate owned	2,895	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 40% (21.4%)

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2014:
Impaired loans	$36,497	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30% (23.5%)
Foreclosed real estate owned	2,759	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30% (20.4%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	December 31, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$20,466	$20,466	$—	$—	$20,466
Investment and mortgage backed securities available for sale	380,943	2,020	376,723	2,200	380,943
Loans receivable, net	1,059,158	—	—	1,081,971	1,081,971
Accrued interest receivable	5,003	5,003	—	—	5,003
FHLB stock	12,640	12,640	—	—	12,640
Mortgage servicing rights	623	—	—	623	623
Bank owned life insurance	29,959	29,959	—	—	29,959

Financial liabilities:
Deposits	$1,106,454	$519,967	$—	$589,505	1,109,472
Short-term borrowings	110,879	110,879	—	—	110,879
Other borrowings	165,229	—	—	160,558	160,558
Advances by borrowers for taxes and insurance	7,075	7,075	—	—	7,075
Accrued interest payable	945	945	—	—	945

	September 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$22,301	$22,301	$—	$—	$22,301
Investment and mortgage backed securities available for sale	383,078	2,025	378,823	2,230	383,078
Loans receivable, net	1,058,267	—	—	1,077,585	1,077,585
Accrued interest receivable	5,061	5,061	—	—	5,061
FHLB stock	14,284	14,284	—	—	14,284
Mortgage servicing rights	688	—	—	688	688
Bank owned life insurance	29,720	29,720	—	—	29,720

Financial liabilities:
Deposits	$1,133,889	$526,876	$—	$608,936	1,135,812
Short-term borrowings	108,020	108,020	—	—	108,020
Other borrowings	151,300	—	—	151,617	151,617
Advances by borrowers for taxes and insurance	4,093	4,093	—	—	4,093
Accrued interest payable	831	831	—	—	831

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

Investment and Mortgage-Backed Securities Available for Sale and FHLB Stock

The fair value of investment and mortgage-backed securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Since the FHLB stock is not actively traded on a secondary market and held exclusively by member financial institutions, the fair market value approximates the carrying amount. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

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

Deposits

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

12.	Accumulated Other Comprehensive Income/(Loss)

The activity in accumulated other comprehensive income/(loss) for the three months ended December 31, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at September 30, 2014	$(3,228)	$649	$(2,579)
Other comprehensive income before reclassifications	—	1,808	1,808
Amounts reclassified from accumulated other comprehensive income, net of tax	40	—	40

Period change	40	1,808	1,848

Balance at December 31, 2014	(3,188)	2,457	(731)

Balance at September 30, 2013	$(1,306)	$71	(1,235)
Other comprehensive loss before reclassifications	—	(1,345)	(1,345)
Amounts reclassified from accumulated other comprehensive income, net of tax	5	—	5

Period change	5	(1,345)	(1,340)

Balance at December 31, 2013	$(1,301)	$(1,274)	$(2,575)

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)
	Accumulated Other Comprehensive Income/(Loss) for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
	2014	2013
Defined benefit pension plan:
Amortization of net loss and prior service costs	(60)	(7)	Compensation and employee benefits
Related income tax expense	20	2	Provision for income taxes

Net effect on accumulated other	(40)	(5)	Net of tax

Total reclassification for the period	(40)	(5)	Net of tax

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at December 31, 2014 and September 30, 2014

Total Assets. Total assets decreased by $7.1 million, or 0.45%, to $1,567.8 million at December 31, 2014 from $1,574.8 million at September 30, 2014. Decreases in total cash of $1.8 million, investment securities available for sale of $2.1 million and regulatory stock of $1.6 million were the primary reasons.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $1.8 million, or 8.2%, to $20.5 million at December 31, 2014 from $22.3 million at September 30, 2014. Declines in cash and due from banks of $5.1 million were partially offset by an increase in interest bearing deposits with other institutions of $3.2 million.

Net Loans. Net loans increased $891,000, or 0.08%, to $1,059.2 million at December 31, 2014 from $1,058.3 million at September 30, 2014. During this period, commercial real estate loans increased $965,000 to $191.5 million, commercial loans increased $4.1 million to $29.9 million, construction loans increased $225,000 million to $1.6 million and auto loans increased $12.9 million to $113.5 million. These increases were partially offset by decreases in residential loans of $13.2 million to $641.0 million, obligations of states and political subdivisions outstanding of $3.1 million to $46.0 million, home equity loans and lines of credit of $482,000 to $40.9 million and other loans of $652,000 to $3.3 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $2.1 million, or 0.6%, to $380.9 million at December 31, 2014 from $383.1 million at September 30, 2014. The decrease was due primarily to decreases in mortgage backed securities of $8.0 million offset in part by increases in obligations of states and political subdivisions of $3.6 million and other debt securities of $2.3 million.

Deposits. Deposits decreased $27.4 million, or 2.4%, to $1,106.5 million at December 31, 2014 from $1,133.9 million at September 30, 2014, primarily as a result of declines in non-interest bearing accounts, NOW accounts and certificates of deposit offset in part by increases in money market and savings accounts. At December 31, 2014 compared to September 30, 2014, certificate of deposit accounts decreased $20.5 million to $586.5 million, NOW accounts decreased $41.4 million to $122.6 million, non-interest bearing demand accounts decreased $5.7 million to $64.4 million, money market accounts increased $38.5 million to $208.7 million and savings and club accounts increased $1.6 million to $124.3 million. Included in the certificates of deposit at December 31, 2014 was a decrease in brokered certificates of $5.4 million to $212.9 million.

Borrowed Funds. Borrowed funds increased by $16.8 million, or 6.5%, to $276.1 million at December 31, 2014, from $259.3 million at September 30, 2014. The increase in borrowed funds was primarily due to increases in short term borrowings of $2.9 million and other borrowings of $13.9 million.

Stockholders’ Equity. Stockholders’ equity increased by $2.2 million, or 1.3%, to $169.5 million at December 31, 2014 from $167.3 million at September 30, 2014.

Average Balance Sheets for the Three Months Ended December 31, 2014 and 2013

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2014			2013
	Average Balance	Interest Income/ Expenses	Yield/Cost	Average Balance	Interest Income/ Expenses	Yield/Cost
	(dollars in thousands)

Interest-earning assets:
Loans(1)	$1,067,240	$11,449	4.26%	$928,643	$10,523	4.50%
Investment Securities
Taxable(2)	80,914	505	2.48%	87,136	426	1.94%
Exempt from federal income tax(2)(3)	34,609	234	4.06%	13,685	73	3.21%

Total investment securities	115,523	739	2.95%	100,821	499	2.11%
Mortgage-backed securities	268,113	1,384	2.05%	217,736	1,101	2.01%
Regulatory stock	12,671	129	4.04%	9,729	55	2.24%
Other	3,368	7	0.82%	7,989	4	0.20%

Total interest-earning assets	1,466,915	13,708	3.74%	1,264,918	12,182	3.83%
Allowance for loan losses	(8,566)			(7,993)
Noninterest-earning assets	112,044			104,109

Total assets	$1,570,393			$1,361,034

Interest-bearing liabilities:
NOW accounts	$130,681	26	0.08%	$90,559	11	0.05%
Money market accounts	196,783	125	0.25%	137,745	70	0.20%
Savings and club accounts	118,418	15	0.05%	107,367	14	0.05%
Certificates of deposit	593,364	1,799	1.20%	614,547	1,893	1.22%
Borrowed funds	277,908	693	0.99%	170,358	703	1.64%

Total interest-bearing liabilities	1,317,154	2,658	0.80%	1,120,576	2,691	0.95%
Non-interest-bearing NOW accounts	68,243			58,412
Non-interest-bearing liabilities	15,070			13,988

Total liabilities	1,400,467			1,192,976
Equity	169,926			168,058

Total liabilities and equity	$1,570,393			$1,361,034

Net interest income		$11,050	2.94%		$9,491	2.88%

Interest rate spread
Net interest-earning assets	$149,761		2.99%	$144,342		2.98%

Net interest margin
Average interest-earning assets to average interest-bearing liabilities		111.37%			112.88%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and December 31, 2013

Net Income. Net income increased $592,000, or 29.5%, to $2.6 million for the three months ended December 31, 2014 compared to net income of $2.0 million for the comparable period in 2013. The increase was due primarily to increases in net interest income and noninterest income, offset in part by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $1.6 million, or 16.4%, to $11.1 million for the three months ended December 31, 2014 from $9.5 million for the comparable period in 2013. The increase was primarily attributable to an increase in the Company’s interest rate spread to 2.94% for the three months ended December 31, 2014, from 2.88% for the comparable period in 2013, and an increase of $5.4 million in the Company’s average net interest-earnings assets.

Interest Income. Interest income increased $1.5 million, or 12.5%, to $13.7 million for the three months ended December 31, 2014 from $12.2 million for the comparable 2013 period. The increase resulted primarily from an increase in interest earning assets of $202.0 million offset in part by a decline in the yield on interest earning assets of 9 basis points. The average yield on interest earning assets was 3.74% for the three months ended December 31, 2014, as compared to 3.83% for the comparable 2013 period. Loans increased on average $138.6 million between the two periods. In addition, average investment securities increased $14.7 million, mortgage-backed securities increased $50.4 million, regulatory stock increased $2.9 million and other interest earning assets decreased $4.6 million.

Interest Expense. Interest expense decreased $33,000, or 1.2%, to $2.7 million for the three months ended December 31, 2014 from $2.7 million for the comparable 2013 period. The decrease resulted from a $196.6 million increase in average interest bearing liabilities for the three months ended December 31, 2014, offset by a 15 basis point decrease in the overall cost of interest bearing liabilities to 0.80% for the three months ended December 31, 2014 from 0.95% for the comparable 2013 period. Increases in all interest bearing accounts as a result of the Franklin Security Bancorp merger was the primary reason for the increase in average interest bearing liabilities.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $450,000 for the three month period ended December 31, 2014 as compared to $750,000 for the three month period ended December 31, 2013. The allowance for loan losses was $8.5 million, or 0.80% of loans outstanding, at December 31, 2014, compared to $8.6 million, or 0.81% of loans outstanding at September 30, 2014.

Non-interest Income. Non-interest income increased $187,000, or 11.5%, to $1.8 million for the three months ended December 31, 2014 from $1.6 million for the comparable period in 2013. The primary reason for the increase was an increase in service charges and fees on loans of $130,000.

Non-interest Expense. Non-interest expense increased $1.2 million, or 15.7%, to $9.0 million for the three months ended December 31, 2014 from $7.7 million for the comparable period in 2013. The primary reasons for the increase were increases in compensation and employee benefits of $806,000 and other expenses of $435,000 due to increased expenses since the acquisition of Franklin Security Bank.

Income Taxes. Income tax expense increased $236,000 to $852,000 for the three months ended December 31, 2014 from $616,000 for the comparable 2013 period. The increase was primarily a result of the increase in income before taxes of $828,000 for the three months ended December 31, 2014. The effective tax rate was 24.7% for the three months ended December 31, 2014, compared to 23.5% for the 2013 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	December 31, 2014	September 30, 2014

Non-performing assets:
Non-accruing loans	$21,449	$21,912
Troubled debt restructures	784	238

Total non-performing loans	22,233	22,150
Foreclosed real estate	2,895	2,759
Other repossessed assets	79	69

Total non-performing assets	$25,207	$24,978

Ratio of non-performing loans to total loans	2.08%	2.08%
Ratio of non-performing loans to total assets	1.42%	1.41%
Ratio of non-performing assets to total assets	1.61%	1.58%
Ratio of allowance for loan losses to total loans	0.80%	0.81%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $228,000 to $25.2 million at December 31, 2014 from $25.0 million at September 30, 2014. Non-performing loans increased $81,000 to $22.2 million at December 31, 2014 from $22.2 million at September 30, 2014. The year to date increase was primarily due to an increase of $545,000 in nonperforming troubled debt restructures offset by a $263,000 decrease in nonperforming commercial loans and a $235,000 decrease in nonperforming residential loans. The number of nonperforming residential loans decreased to 94 at December 31, 2014, from 96 at September 30, 2014. The $21.4 million of non-accruing loans at December 31, 2014 included 94 residential loans with an aggregate outstanding balance of $9.5 million, 77 commercial and commercial real estate loans with aggregate outstanding balances of $11.6 million and 25 consumer loans with aggregate balances of $314,000. Within the residential loan balance are $2.4 million of loans less than 90 days past due. In the quarter ended December 31, 2014, the Company identified 17 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $136,000 to $2.9 million at December 31, 2014 from $2.8 million at September 30, 2014. Foreclosed real estate consists of 30 residential properties, one building lot and two commercial properties.

At December 31, 2014, the principal balance of troubled debt restructures was $8.3 million as compared to $6.8 million at September 30, 2014. Of the $8.3 million of troubled debt restructures at December 31, 2014, $3.5 million are performing loans and $4.8 million are non-accrual loans. An additional $784,000 of performing troubled debt restructures are classified as non-performing assets because they were non-performing assets at the time they were restructured.

Of the 66 loans that comprise our troubled debt restructures at December 31, 2014, no loans were granted a rate concession at a below market interest rate. Twenty-six loans with balances totaling $3.6 million were granted market rate and terms concessions, 11 loans totaling $1.0 million were granted an interest rate concession and 29 loans with balances totaling $3.7 million were granted term concessions.

As of December 31, 2014, troubled debt restructures were comprised of 54 residential loans totaling $6.8 million, 11 commercial and commercial real estate loans totaling $1.4 million, and one consumer (home equity loans, home equity lines and credit, and other) totaling $96,000.

For the three month period ended December 31, 2014, three loans totaling $275,000 were removed from non-performing TDR status due to completion of 12 months of consecutive on time payments.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended December 31, 2014, we modified 12 loans ($1.7 million) in this fashion. With regard to commercial loans, including commercial real estate loans, there were seven such loans in the three months ended December 31, 2014 with an aggregate balance of approximately $7.4 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2014, $20.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $2.0 million at December 31, 2014. As of December 31, 2014, we had $276.1 million in borrowings outstanding from FHLBank Pittsburgh. We have access to total FHLBank advances of up to approximately $568.4 million.

At December 31, 2014, we had $94.0 million in loan commitments outstanding, which included, in part, $9.7 million in undisbursed construction loans and land development loans, $31.8 million in unused home equity lines of credit, $43.8 million in commercial lines of credit and commitments to originate commercial loans, $7.1 million in performance standby letters of credit and $1.6 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2014 totaled $270.3 million, or 46.1% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.5 million and $3.2 million for the three months ended December 31, 2014 and 2013, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided in investing activities was $4.7 million and $1.5 million for the three months ended December 31, 2014 and 2013, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities which resulted in net cash used of $10.1 million and $16.5 million for the three months ended December 31, 2014 and 2013, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2015 or 2014.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2015 and 2014.

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

Contractual Obligations

During the first three months of fiscal 2015, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2014.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2014.

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

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A to Part 1 of Form 10-K for the year ended September 30, 2014 filed on December 15, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended December 31, 2014.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 31, 2014	—	$—	—	—
November 30, 2014	146,000	11.54	146,000	—
December 31, 2014	—	—	—	—

Total	146,000	$11.54	146,000	138,300

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.1	Amended and Restated Employment Agreement for Gary S. Olson**

10.2	Amended and Restated Employment Agreement for Allan A. Muto**

10.3	Amended and Restated Employment Agreement for Diane K. Reimer **

10.4	Amended and Restated Employment Agreement for V. Gail Bryant (Warner)**

10.5	Supplemental Executive Retirement Plan**

10.6	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.7	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto **

10.8	Endorsement Split Dollar Life Insurance Agreement for Diane K. Reimer **

10.9	Endorsement Split Dollar Life Insurance Agreement for V. Gail Bryant (Warner)**

10.10	ESSA Bancorp, Inc. 2007 Equity Incentive Plan***

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on April 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: February 9, 2015	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 9, 2015	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer