Form 10-Q
period 2015-03-31
ESSA Bancorp, Inc.
filed 2015-05-11
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015 there were 11,434,378 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Cash and due from banks	$13,392	$20,884
Interest-bearing deposits with other institutions	3,218	1,417

Total cash and cash equivalents	16,610	22,301
Certificates of deposit	1,752	1,767
Investment securities available for sale, at fair value	383,350	383,078
Loans receivable (net of allowance for loan losses of $8,668 and $8,634)	1,078,495	1,058,267
Regulatory stock, at cost	13,644	14,284
Premises and equipment, net	16,838	16,957
Bank-owned life insurance	30,190	29,720
Foreclosed real estate	2,479	2,759
Intangible assets, net	2,067	2,396
Goodwill	10,259	10,259
Deferred income taxes	9,978	12,027
Other assets	18,909	21,000

TOTAL ASSETS	$1,584,571	$1,574,815

LIABILITIES
Deposits	$1,103,797	$1,133,889
Short-term borrowings	110,001	108,020
Other borrowings	179,960	151,300
Advances by borrowers for taxes and insurance	8,565	4,093
Other liabilities	9,743	10,204

TOTAL LIABILITIES	1,412,066	1,407,506

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,434,378 and 11,590,378 outstanding at March 31, 2015 and September 30, 2014)	181	181
Additional paid in capital	182,580	182,486
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(9,853)	(10,079)
Retained earnings	80,772	77,413
Treasury stock, at cost; 6,698,717 and 6,542,717 shares outstanding at March 31, 2015 and September 30, 2014, respectively	(81,916)	(80,113)
Accumulated other comprehensive income (loss)	741	(2,579)

TOTAL STOCKHOLDERS’ EQUITY	172,505	167,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,584,571	$1,574,815

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$11,100	$9,843	$22,549	$20,366
Investment securities:
Taxable	1,799	1,523	3,688	3,050
Exempt from federal income tax	239	72	473	145
Other investment income	442	85	578	144

Total interest income	13,580	11,523	27,288	23,705

INTEREST EXPENSE
Deposits	1,878	1,906	3,843	3,894
Short-term borrowings	103	27	206	50
Other borrowings	597	652	1,187	1,332

Total interest expense	2,578	2,585	5,236	5,276

NET INTEREST INCOME	11,002	8,938	22,052	18,429
Provision for loan losses	525	750	975	1,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,477	8,188	21,077	16,929

NONINTEREST INCOME
Service fees on deposit accounts	757	722	1,584	1,514
Services charges and fees on loans	274	104	589	289
Trust and investment fees	204	230	442	441
Gain on sale of investments, net	204	236	204	236
Earnings on Bank-owned life insurance	231	225	470	453
Insurance commissions	217	227	399	420
Other	14	8	27	26

Total noninterest income	1,901	1,752	3,715	3,379

NONINTEREST EXPENSE
Compensation and employee benefits	5,232	4,357	10,346	8,665
Occupancy and equipment	1,134	1,065	2,115	1,983
Professional fees	407	498	921	907
Data processing	892	769	1,705	1,449
Advertising	224	114	352	220
Federal Deposit Insurance Corporation (FDIC) premiums	289	235	581	464
Gain on foreclosed real estate	(137)	(93)	(175)	(51)
Merger related costs	—	88	—	346
Amortization of intangible assets	163	237	329	474
Other	894	614	1,890	1,175

Total noninterest expense	9,098	7,884	18,064	15,632

Income before income taxes	3,280	2,056	6,728	4,676
Income taxes	848	554	1,700	1,170

NET INCOME	$2,432	$1,502	$5,028	$3,506

Earnings per share

Basic	$0.23	$0.14	$0.48	$0.32
Diluted	$0.23	$0.14	$0.48	$0.32
Dividends per share	$0.09	$0.07	$0.16	$0.12

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)

Net income	$2,432	$1,502	$5,028	$3,506
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	2,374	1,333	5,112	(703)
Tax effect	(807)	(453)	(1,737)	239
Reclassification of gains recognized in net income	(204)	(236)	(204)	(236)
Tax effect	69	80	69	80

Net of tax amount	1,432	724	3,240	(620)
Pension plan adjustment:
Related to actuarial losses and prior service cost	60	7	120	14
Tax effect	(20)	(2)	(40)	(5)

Net of tax amount	40	5	80	9

Total other comprehensive income (loss)	1,472	729	3,320	(611)

Comprehensive income	$3,904	$2,231	$8,348	$2,895

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(dollars in thousands)

Balance, September 30, 2014	11,590,378	$181	$182,486	$(10,079)	$77,413	$(80,113)	$(2,579)	$167,309

Net income					5,028			5,028
Other comprehensive income							3,320	3,320
Cash dividends declared ($.16 per share)					(1,669)			(1,669)
Stock based compensation			51					51
Allocation of ESOP stock			43	226				269
Treasury shares purchased	(156,000)					(1,803)		(1,803)

Balance, March 31, 2015	11,434,378	$181	$182,580	$(9,853)	$80,772	$(81,916)	$741	$172,505

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2015	2014
	(dollars in thousands)
OPERATING ACTIVITIES

Net income	$5,028	$3,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	1,500
Provision for depreciation and amortization	641	583
Amortization and accretion of discounts and premiums, net	145	467
Net gain on sale of investment securities	(204)	(236)
Compensation expense on ESOP	269	250
Stock based compensation	51	122
Decrease in accrued interest receivable	159	222
Decrease in accrued interest payable	(18)	(24)
Earnings on bank-owned life insurance	(470)	(453)
Deferred federal income taxes	(339)	(148)
Gain on foreclosed real estate, net	(175)	(51)
Amortization of identifiable intangible assets	329	474
Other, net	2,220	994

Net cash provided by operating activities	8,611	7,206

INVESTING ACTIVITIES
Maturities of certificates of deposit	15	—
Investment securities available for sale:
Proceeds from sale of investment securities	3,319	8,065
Proceeds from principal repayments and maturities	30,318	37,245
Purchases	(29,317)	(45,221)
(Increase) decrease in loans receivable, net	(22,416)	20,065
Redemption of regulatory stock	7,441	1,484
Purchase of regulatory stock	(6,801)	(2,422)
Proceeds from sale of foreclosed real estate	2,031	1,367
Acquisition, including cash acquired	—	4,654
Capital improvements to foreclosed real estate	13	—
Purchase of premises, equipment, and software	(454)	(267)

Net cash (used for) provided by investing activities	(15,851)	24,970

FINANCING ACTIVITIES
Decrease in deposits, net	(30,092)	(51,381)
Net increase in short-term borrowings	1,981	15,000
Proceeds from other borrowings	37,860	30,500
Repayment of other borrowings	(9,200)	(14,210)
Increase in advances by borrowers for taxes and insurance	4,472	3,908
Purchase of treasury stock shares	(1,803)	(676)
Dividends on common stock	(1,669)	(1,303)

Net cash provided by (used for) financing activities	1,549	(18,162)

(Decrease) increase in cash and cash equivalents	(5,691)	14,014
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,301	26,648

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,610	$40,662

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$5,253	$5,300
Income taxes	—	2
Noncash items:
Transfers from loans to foreclosed real estate	1,589	1,373
Acquisition of FNCB:
Cash received	—	4,640
Noncash assets acquired
Loans receivable and accrued interest receivable	—	1,033
Premises and equipment	—	1,626
Goodwill	—	1,442

Total non cash assets	—	4,101

Liabilities assumed:
Certificates of deposit	—	3,069
Deposits other than certificates of deposit	—	5,683

Total liabilities	—	8,752

Net noncash assets acquired	—	(4,651)
Cash acquired	—	11

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the six month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2015 and 2014.

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,695,606)	(6,236,798)	(6,652,080)	(6,213,543)
Average unearned ESOP shares	(978,835)	(1,024,111)	(984,555)	(1,029,831)
Average unearned non-vested shares	(16,344)	(12,667)	(16,590)	(13,864)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,442,310	10,859,519	10,479,870	10,875,857

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	386	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	78,451	184	42,727	8,214

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,521,147	10,859,703	10,522,597	10,884,071

At March 31, 2015 and 2014 there were options to purchase 317,910 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At March 31, 2015 and 2014 there were 15,290 and 8,886 shares, respectively, of nonvested stock outstanding at prices of $11.07 and $10.94 per share, respectively that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$134,955	$2,544	$(461)	$137,038
Freddie Mac	92,541	1,343	(348)	93,536
Governmental National Mortgage Association	17,403	97	(75)	17,425
Other mortgage-backed securities	2,707	—	(17)	2,690

Total mortgage-backed securities	247,606	3,984	(901)	250,689
Obligations of states and political subdivisions	46,281	1,784	(147)	47,918
U.S. government agency securities	44,492	402	(9)	44,885
Corporate obligations	17,284	206	(36)	17,454
Trust-preferred securities	5,075	468	—	5,543
Other debt securities	14,695	164	(23)	14,836

Total debt securities	375,433	7,008	(1,116)	381,325
Equity securities - financial services	2,025	—	—	2,025

Total	$377,458	$7,008	$(1,116)	$383,350

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$144,291	$1,327	$(1,550)	$144,068
Freddie Mac	99,556	548	(1,277)	98,827
Governmental National Mortgage Association	19,446	92	(161)	19,377
Other mortgage-backed securities	2,795	—	(15)	2,780

Total mortgage-backed securities	266,088	1,967	(3,003)	265,052
Obligations of states and political subdivisions	41,375	1,654	(258)	42,771
U.S. government agency securities	47,821	192	(383)	47,630
Corporate obligations	13,140	236	(48)	13,328
Trust-preferred securities	5,027	594	—	5,621
Other debt securities	6,618	51	(18)	6,651

Total debt securities	380,069	4,694	(3,710)	381,053
Equity securities - financial services	2,025	—	—	2,025

Total	$382,094	$4,694	$(3,710)	$383,078

The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,009	$6,024
Due after one year through five years	48,926	49,516
Due after five years through ten years	59,415	60,601
Due after ten years	261,083	265,184

Total	$375,433	$381,325

For the three and six months ended March 31, 2015, the Company realized gross gains of $204,000 on proceeds from the sale of investment securities of $3.3 million. For the three and six months ended March 31, 2014, the Company realized gross gains of $247,000 and gross losses of $11,000 on proceeds from the sale of investment securities of $8.1 million.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2015
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	20	$4,304	$(18)	$26,087	$(443)	$30,391	$(461)
Freddie Mac	13	3,316	(8)	16,864	(340)	20,180	(348)
Governmental National Mortgage Association	6	2,579	(12)	2,674	(63)	5,253	(75)
Other mortgage-backed securities	3	—	—	2,690	(17)	2,690	(17)
Obligations of states and political subdivisions	10	5,282	(31)	4,652	(116)	9,934	(147)
U.S. government agency securities	2	2,011	(8)	999	(1)	3,010	(9)
Corporate obligations	4	1,971	(8)	972	(28)	2,943	(36)
Other debt securities	6	4,258	(13)	1,857	(10)	6,115	(23)

Total Debt Securities	64	23,721	(98)	56,795	(1,018)	80,516	(1,116)
Equity securities–financial services	—	—	—	—	—	—	—

Total	64	$23,721	$(98)	$56,795	$(1,018)	$80,516	$(1,116)

	September 30, 2014
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	39	$34,377	$(164)	$33,249	$(1,386)	$67,626	$(1,550)
Freddie Mac	36	38,210	(216)	29,269	(1,061)	67,479	(1,277)
Governmental National Mortgage Association	5	4,127	(22)	2,981	(139)	7,108	(161)
Other mortgage-backed securities	3	—	—	2,780	(15)	2,780	(15)
Obligations of states and political subdivisions	5	—	—	7,207	(258)	7,207	(258)
U.S. government agency securities	11	8,004	(25)	18,629	(358)	26,633	(383)
Corporate obligations	5	3,142	(32)	1,130	(16)	4,272	(48)
Equity securities-financial services	2	1,980	(18)	—	—	1,980	(18)

Total	106	$89,840	$(477)	$95,245	$(3,233)	$185,085	$(3,710)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, other mortgage backed securities, debt obligations of a U.S. state or political subdivision, corporate debt obligations and equity securities.

The Company reviews its position quarterly and has asserted that at March 31, 2015, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2015	September 30, 2014
Real estate loans:
Residential	$629,034	$654,152
Construction	1,489	1,367
Commercial	197,137	190,536
Commercial	36,923	25,807
Obligations of states and political subdivisions	47,054	49,177
Home equity loans and lines of credit	40,857	41,387
Auto Loans	131,570	100,571
Other	3,099	3,904

	1,087,163	1,066,901
Less allowance for loan losses	8,668	8,634

Net loans	$1,078,495	$1,058,267

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
March 31, 2015
Real estate loans:
Residential	$629,034	$12,057	$110	$616,867
Construction	1,489	—	—	1,489
Commercial	197,137	16,281	4,504	176,352
Commercial	36,923	234	96	36,593
Obligations of states and political subdivisions	47,054	—	—	47,054
Home equity loans and lines of credit	40,857	430	—	40,427
Auto loans	131,570	190	—	131,380
Other	3,099	—	—	3,099

Total	$1,087,163	$29,192	$4,710	$1,053,261

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

September 30, 2014
Real estate loans:

Residential	$654,152	$13,528	$110	$640,514
Construction	1,367	—	—	1,367
Commercial	190,536	17,517	4,727	168,292
Commercial	25,807	456	263	25,088
Obligations of states and political subdivisions	49,177	—	—	49,177
Home equity loans and lines of credit	41,387	266	(3)	41,124
Auto loans	100,571	101	—	100,470
Other	3,904	—	—	3,904

Total	$1,066,901	$31,868	$5,097	$1,029,936

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2015
With no specific allowance recorded:
Real estate loans
Residential	$9,715	$11,523	$—
Construction	—	—	—
Commercial	20,637	21,864	—
Commercial	330	341	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	389	391	—
Auto loans	166	230	—
Other	—	—	—

Total	31,237	34,349	—

With an allowance recorded:
Real estate loans
Residential	2,452	2,729	280
Construction	—	—	—
Commercial	148	175	4
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	41	66	40
Auto loans	24	24	12
Other	—	—	—

Total	2,665	2,994	336

Total:
Real estate loans
Residential	12,167	14,252	280
Construction	—	—	—
Commercial	20,785	22,039	4
Commercial	330	341	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	430	457	40
Auto loans	190	254	12
Other	—	—	—

Total Impaired Loans	$33,902	$37,343	$336

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2014
With no specific allowance recorded:
Real Estate Loans
Residential	$11,030	$13,225	$—
Construction	—	—	—
Commercial	21,587	22,428	—
Commercial	719	777	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	210	377	—
Auto Loans	101	101	—
Other	—	—	—

Total	33,647	36,908	—

With an allowance recorded:
Real Estate Loans
Residential	2,608	2,997	334
Construction	—	—	—
Commercial	657	677	84
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	53	76	50
Auto Loans	—	—	—
Other	—	—	—

Total	3,318	3,750	468

Total:
Real Estate Loans
Residential	13,638	16,222	334
Construction	—	—	—
Commercial	22,244	23,105	84
Commercial	719	777	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	263	453	50
Auto Loans	101	101	—
Other	—	—	—

Total Impaired Loans	$36,965	$40,658	$468

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands).

	Three months ended
	March 31,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized

With no specific allowance recorded:
Real estate loans
Residential	$10,551	$9,630	$64	$94
Construction	—	—	—	—
Commercial	21,044	21,144	190	183
Commercial	454	1,211	2	3
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	286	300	—	—
Auto loans	55	—	1	—
Other	—	—	—	—

Total	32,390	32,285	257	280

With an allowance recorded:
Real estate loans
Residential	2,411	3,468	19	23
Construction	—	—	—	—
Commercial	313	1,896	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	39	13	—	—
Auto loans	67	—	1	—
Other	—	—	—	—

Total	2,830	5,377	20	23

Total:
Real estate loans
Residential	12,962	13,098	83	117
Construction	—	—	—	—
Commercial	21,357	23,040	190	183
Commercial	454	1,211	2	3
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	325	313	—	—
Auto loans	122	—	2	—
Other	—	—	—	—

Total Impaired Loans	$35,220	$37,662	$277	$303

	Six months ended
	March 31,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized

With no specific allowance recorded:
Real estate loans
Residential	$10,740	$9,855	$163	$150
Construction	—	—	—	—
Commercial	21,017	20,041	384	374
Commercial	672	1,002	4	6
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	244	319	2	2
Auto loans	53	—	1	—
Other	—	—	—	—

Total	32,726	31,217	554	532

With an allowance recorded:
Real estate loans
Residential	2,453	3,235	43	58
Construction	—	—	—	—
Commercial	442	2,355	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	26	6	—	—
Auto loans	101	—	3	—
Other	—	—	—	—

Total	3,022	5,596	46	58

Total:
Real estate loans
Residential	13,193	13,090	206	208
Construction	—	—	—	—
Commercial	21,459	22,396	384	374
Commercial	672	1,002	4	6
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	270	325	2	2
Auto loans	154	—	4	—
Other	—	—	—	—

Total Impaired Loans	$35,748	$36,813	$600	$590

The Company uses a ten-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as Pass-rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are fundamentally sound yet, exhibit potentially unacceptable credit risk or deteriorating trends or characteristics which if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans in the Loss category are considered uncollectible and of little value that their continuance as bankable assets is not warranted. Certain residential real estate loans, construction loans, home equity loans and lines of credit, auto loans and other consumer loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Bank’s Commercial Loan Officers perform an annual review of all commercial relationships $500,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Bank engages an external consultant to conduct loan reviews on at least a semi-annual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or all criticized relationships. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2015 and September 30, 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2015
Commercial real estate loans	$169,768	$5,253	$21,823	$293	$197,137
Commercial	36,394	97	432	—	36,923
Obligations of states and political subdivisions	47,054	—	—	—	47,054

Total	$253,216	$5,350	$22,255	$293	$281,114

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial real estate loans	$160,749	$8,020	$21,469	$298	$190,536
Commercial	24,874	345	588	—	25,807
Obligations of states and political subdivisions	49,177	—	—	—	49,177

Total	$234,800	$8,365	$22,057	$298	$265,520

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2015 and September 30, 2014 (in thousands):

	Performing	Non-performing	Total
March 31, 2015
Real estate loans:
Residential	$618,364	$10,670	$629,034
Construction	1,489	—	1,489
Home equity loans and lines of credit	40,446	411	40,857
Auto loans	131,396	174	131,570
Other	3,087	12	3,099

Total	$794,782	$11,267	$806,049

	Performing	Non-performing	Total
September 30, 2014
Real estate loans:
Residential	$644,374	$9,778	$654,152
Construction	1,367	—	1,367
Home equity loans and lines of credit	41,128	259	41,387
Auto loans	100,571	—	100,571
Other	3,884	20	3,904

Total	$791,324	$10,057	$801,381

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2015 and September 30, 2014 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2015
Real estate loans
Residential	$615,872	$2,052	$440	$—	$10,670	$13,162	$629,034
Construction	1,489	—	—	—	—	—	1,489
Commercial	185,477	896	83	—	10,681	11,660	197,137
Commercial	34,892	1,735	54	—	242	2,031	36,923
Obligations of states and political subdivisions	47,054	—	—	—	—	—	47,054
Home equity loans and lines of credit	39,897	463	86	—	411	960	40,857
Auto loans	130,585	654	157	—	174	985	131,570
Other	3,055	16	16	—	12	44	3,099

Total	$1,058,321	$5,816	$836	$—	$22,190	$28,842	$1,087,163

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2014
Real estate loans
Residential	$640,583	$2,398	$1,393	$—	$9,778	$13,569	$654,152
Construction	1,367	—	—	—	—	—	1,367
Commercial	179,319	516	89	—	10,612	11,217	190,536
Commercial	24,424	110	30	—	1,243	1,383	25,807
Obligations of states and political subdivisions	49,159	18	—	—	—	18	49,177
Home equity loans and lines of credit	40,870	225	33	—	259	517	41,387
Auto loans	100,112	426	33	—	—	459	100,571
Other	3,884	—	—	—	20	20	3,904

Total	$1,039,718	$3,693	$1,578	$—	$21,912	$27,183	$1,066,901

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2015 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the FDIC and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, have periodically reviewed our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following tables summarize changes in the primary segments of the ALL for the three and six month periods ending March 31, 2015 and 2014 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at December 31, 2014	$5,571	$13	$676	$515	$145	$545	$674	$26	$351	$8,516
Charge-offs	(251)	—	(42)	—	—	—	(125)	—	—	(418)
Recoveries	4	—	20	9	—	4	8	—	—	45
Provision	(35)	4	189	111	(58)	(81)	466	4	(75)	525

ALL balance at March 31, 2015	$5,289	$17	$843	$635	$87	$468	$1,023	$30	$276	$8,668

December 31, 2013	$5,903	$26	$1,011	$330	$106	$491	$—	$22	$480	$8,369
Charge-offs	(536)	—	(11)	—	—	—	—	—	—	(547)
Recoveries	1	—	83	1	—	—	—	5	—	90
Provision	552	—	(80)	38	—	9	—	(1)	232	750

ALL balance at March 31, 2014	$5,920	$26	$1,003	$369	$106	$500	$—	$26	$712	$8,662

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
Charge-offs	(760)	—	(53)	(27)	—	(19)	(165)	—	—	(1,024)
Recoveries	22	—	31	9	—	12	9	—	—	83
Provision	454	6	202	125	(76)	5	720	(2)	(459)	975

ALL balance at March 31, 2015	$5,289	$17	$843	$635	$87	$468	$1,023	$30	$276	$8,668

September 30, 2013	$5,787	$20	$946	$337	$130	$430	$—	$21	$393	$8,064
Charge-offs	(923)	—	(50)	(48)	—	(63)	—	—	—	(1,084)
Recoveries	78	—	83	12	—	—	—	9	—	182
Provision	978	6	24	68	(24)	133	—	(4)	319	1,500

ALL balance at March 31, 2014	$5,920	$26	$1,003	$369	$106	$500	$—	$26	$712	$8,662

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2015 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
Individually evaluated for impairment	$280	$—	$4	$—	$—	$40	$12	$—	$—	$336
Collectively evaluated for impairment	5,009	17	839	635	87	428	1,011	30	276	8,332

ALL Balance at March 31, 2015	$5,289	$17	$843	$635	$87	$468	$1,023	$30	$276	$8,668

Individually evaluated for impairment	$334	$—	$84	$—	$—	$50	$—	$—	$—	$468
Collectively evaluated for impairment	5,239	11	579	528	163	420	459	32	735	8,166

ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated decreased provisions to obligations of state and political subdivisions, home equity loans and lines of credit for the six month period ending March 31, 2015 due to declining loan balances and impairment evaluations in those segments. The Company allocated increased provisions to commercial real estate, commercial loans, and auto loans for the six month period ending March 31, 2015 due primarily to increased loan balances. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three and six months ended March 31, 2015 and 2014 (dollars in thousands).

For the Three Months Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$408	$408
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	150	150
Auto loans	—	—	—
Other	—	—	—

Total	3	$558	$558

Of the three new troubled debt restructurings granted for the three months ended March 31, 2015, two loans totaling $408,000 were granted terms and rate concessions and one loan totaling $150,000 was granted terms concessions (dollars in thousands).

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

Of the four new troubled debt restructurings granted for the three months ended March 31, 2014, three loans totaling $473,000 were granted terms and rate concessions and one loan totaling $197,000 was granted terms concessions (dollars in thousands).

For the Six Months Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	9	$1,474	$1,474
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	150	150
Auto loans	—	—	—
Other	—	—	—

Total	10	$1,624	$1,624

Of the ten new troubled debt restructurings granted for the six months ended March 31, 2015, five loans totaling $762,000 were granted terms and rate concessions, three loans totaling $496,000 were granted terms concessions and two loans totaling $366,000 were granted rate concessions (dollars in thousands).

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

Of the eight new troubled debt restructurings granted for the six months ended March 31, 2014, five loans totaling $603,000 were granted terms and rate concessions and three loans totaling $660,000 were granted terms concessions.

For the three months ended March 31, 2015, three residential real estate loans totaling $521,000 defaulted on a restructuring agreement within one year of modification. For the six months ended March 31, 2015, four residential real estate loans totaling $677,000 defaulted on a restructuring agreement within one year of modification. There were no troubled debt restructurings that have subsequently defaulted within one year of modification for the three and six months ended March 31, 2014.

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2015	September 30, 2014
Non-interest bearing demand accounts	$103,134	$70,048
Interest bearing demand accounts	97,040	163,936
Money market accounts	210,500	170,158
Savings and club accounts	129,464	122,734
Certificates of deposit	563,659	607,013

Total	$1,103,797	$1,133,889

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2014 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Service Cost	$218	$145	$436	$289
Interest Cost	206	190	412	381
Expected return on plan assets	(308)	(291)	(616)	(581)
Amortization of unrecognized loss	60	7	120	14

Net periodic benefit cost	$176	$51	$352	$103

The Bank plans to contribute $500,000 to its pension plan in 2015.

10.	Equity Incentive Plan

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

For the six months ended March 31, 2015 and 2014, the Company recorded $51,000 and $122,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the 14,906 restricted shares at March 31, 2015 is $169,000 over the remaining vesting period of 2.50 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the six month period ended March 31, 2015.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2014	1,443,379	$12.35	3.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(123,799)	12.35	3.17	—

Outstanding, March 31, 2015	1,319,580	$12.35	3.17	$620,000

Exercisable at March 31, 2015	1,319,580	$12.35	3.17	$620,000

The following is a summary of the status of the Company’s restricted stock as of March 31, 2015, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2014	14,906	$11.07
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2015	14,906	$11.07

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of March 31, 2015 and September 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at March 31, 2015
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2015
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$250,689	$—	$250,689
Obligations of states and political subdivisions	—	47,918	—	47,918
U.S. government agencies	—	44,885	—	44,885
Corporate obligations	—	15,454	2,000	17,454
Trust-preferred securities	—	3,803	1,740	5,543
Other debt securities	—	14,336	500	14,836
Equity securities-financial services	2,025	—	—	2,025

Total debt and equity securities	$2,025	$377,085	$4,240	$383,350
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,479	$2,479
Impaired loans measured on a non-recurring basis	$—	$—	$33,566	$33,566

	Fair Value Measurement at September 30, 2014
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2014
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$265,052	$—	$265,052
Obligations of states and political subdivisions	—	42,771	—	42,771
U.S. government agencies	—	47,630	—	47,630
Corporate obligations	—	13,328	—	13,328
Trust-preferred securities	—	3,891	1,730	5,621
Other debt securities	—	6,151	500	6,651
Equity securities-financial services	2,025	—	—	2,025

Total debt and equity securities	$2,025	$378,823	$2,230	$383,078
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,759	$2,759
Impaired loans measured on a non-recurring basis	$—	$—	$36,497	$36,497

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and six month periods ended March 31, 2015 and March 31, 2014 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three months ended
	March 31, 2015	March 31, 2014
Beginning balance	$2,200	$1,840
Purchases, sales, issuances, settlements, net	2,000	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	40	(10)
Transfers in and/or out of Level III	—	—

	$4,240	$1,830

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six months ended
	March 31, 2015	March 31, 2014
Beginning balance	$2,230	$1,800
Purchases, sales, issuances, settlements, net	2,000	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	10	30
Transfers in and/or out of Level III	—	—

	$4,240	$1,830

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2015, 257 impaired loans with a carrying value of $33.9 million were reduced by specific valuation allowance totaling $336,000 resulting in a net fair value of $33.6 million based on Level 3 inputs. At September 30, 2014, 264 impaired loans with a carrying value of $37.0 million were reduced by a specific valuation totaling $468,000 resulting in a net fair value of $36.5 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2015:
Impaired loans	$33,566	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30% (23.0%)
Foreclosed real estate owned	2,479	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 40% (21.3%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2014:
Impaired loans	$36,497	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (23.0%)
Foreclosed real estate owned	2,759	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	19% to 35% (21.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	March 31, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$16,610	$16,610	$—	$—	$16,610
Investment and mortgage backed securities available for sale	383,350	2,025	377,085	4,240	383,350
Loans receivable, net	1,078,495	—	—	1,099,741	1,099,741
Accrued interest receivable	4,902	4,902	—	—	4,902
Regulatory stock	13,644	13,644	—	—	13,644
Mortgage servicing rights	554	—	—	554	554
Bank owned life insurance	30,190	30,190	—	—	30,190

Financial liabilities:
Deposits	$1,103,797	$540,138	$—	$568,047	1,108,185
Short-term borrowings	110,001	110,001	—	—	110,001
Other borrowings	179,960	—	—	181,331	181,331
Advances by borrowers for taxes and insurance	8,565	8,565	—	—	8,565
Accrued interest payable	813	813	—	—	813

	September 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$22,301	$22,301	$—	$—	$22,301
Investment and mortgage backed securities available for sale	383,078	2,025	378,823	2,230	383,078
Loans receivable, net	1,058,267	—	—	1,077,585	1,077,585
Accrued interest receivable	5,061	5,061	—	—	5,061
Regulatory stock	14,284	14,284	—	—	14,284
Mortgage servicing rights	688	—	—	688	688
Bank owned life insurance	29,720	29,720	—	—	29,720

Financial liabilities:
Deposits	$1,133,889	$526,876	$—	$608,936	1,135,812
Short-term borrowings	108,020	108,020	—	—	108,020
Other borrowings	151,300	—	—	151,617	151,617
Advances by borrowers for taxes and insurance	4,093	4,093	—	—	4,093
Accrued interest payable	831	831	—	—	831

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

12.	Accumulated Other Comprehensive Income/(Loss)

The activity in accumulated other comprehensive income/(loss) for the three and six months ended March 31, 2015 and 2014 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at December 31, 2014	$(3,188)	$2,457	$(731)
Other comprehensive income before reclassifications	—	1,567	1,567
Amounts reclassified from accumulated other comprehensive income, net of tax	40	(135)	(95)

Period change	40	1,432	1,472

Balance at March 31, 2015	$(3,148)	$3,889	$741

Balance at December 31, 2013	$(1,302)	$(1,273)	$(2,575)
Other comprehensive loss before reclassifications	—	880	880
Amounts reclassified from accumulated other comprehensive income, net of tax	5	(156)	(151)

Period change	5	724	729

Balance at March 31, 2014	$(1,297)	$(549)	$(1,846)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at September 30, 2014	$(3,228)	$649	$(2,579)
Other comprehensive income (loss) before reclassifications	—	3,375	3,375
Amounts reclassified from accumulated other comprehensive income	80	(135)	(55)

Period change	80	3,240	3,320

Balance at March 31, 2015	$(3,148)	$3,889	$741

Balance at September 30, 2013	$(1,306)	$71	$(1,235)
Other comprehensive income (loss) before reclassifications	—	(464)	(464)
Amounts reclassified from accumulated other comprehensive income	9	(156)	(147)

Period change	9	(620)	(611)

Balance at March 31, 2014	$(1,297)	$(549)	$(1,846)

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2015	2014
Securities available for sale:
Net securities gains reclassified into earnings	$204	$236	Gain on sale of investments, net
Related income tax expense	(69)	(80)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	135	156	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	(60)	(7)	Compensation and employee benefits
Related income tax expense	20	2	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	$(40)	$(5)	Net of tax

Total reclassification for the period	$95	$151	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2015	2014
Securities available for sale:
Net securities gains reclassified into earnings	$204	$236	Gain on sale of investments, net
Related income tax expense	(69)	(80)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	135	156	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	(121)	(14)	Compensation and employee benefits
Related income tax expense	41	5	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	$(80)	$(9)	Net of tax

Total reclassification for the period	$55	$147	Net of tax

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2015 and September 30, 2014

Total Assets. Total assets increased by $9.8 million, or 0.6%, to $1.58 billion at March 31, 2015 from $1.57 billion at September 30, 2014. An increase in loans receivable of $20.2 million, which was partially offset by declines in cash and due from banks of $7.5 million, deferred income taxes of $2.0 million and other assets of $2.1 million was the primary reasons for the increase.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $5.7 million, or 25.5%, to $16.6 million at March 31, 2015 from $22.3 million at September 30, 2014. Declines in cash and due from banks of $7.5 million were partially offset by increase in interest bearing deposits with other institutions of $1.8 million. The decrease in cash and due from banks was due to normal fluctuations in cash held at the Federal Reserve Bank.

Net Loans. Net loans increased $20.2 million, or 1.9%, to $1.08 billion at March 31, 2015 from $1.06 billion at September 30, 2014. During this period, commercial real estate loans increased $6.6 million to $197.1 million, commercial loans increased $11.1 million to $36.9 million, construction loans increased $122,000 to $1.5 million and auto loans increased $31.0 million to $131.6 million. These increases were partially offset by decreases in residential loans of $25.1 million to $629.0 million, obligations of states and political subdivisions outstanding of $2.1 million to $47.1 million, home equity loans and lines of credit of $530,000 to $40.9 million and other loans of $805,000 to $3.1 million.

Investment Securities Available for Sale. Investment securities available for sale increased $272,000, or 0.1%, to $383.4 million at March 31, 2015 from $383.1 million at September 30, 2014. The increase was due primarily to increases in obligations of states and political subdivisions of $5.1 million and other debt securities of $8.2 million offset in part by decreases in mortgage backed securities of $14.4 million.

Deposits. Deposits decreased $30.1 million, or 2.7%, to $1.10 billion at March 31, 2015 from $1.13 billion at September 30, 2014, primarily as a result of declines in interest bearing demand accounts, and certificates of deposit, offset in part by increases in non-interest bearing demand accounts, money market and savings accounts. At March 31, 2015, compared to September 30, 2014, certificate of deposit accounts decreased $43.4 million to $563.7 million, interest bearing demand accounts decreased $66.9 million to $97.0 million, non-interest bearing demand accounts increased $33.1 million to $103.1 million, money market accounts increased $40.3 million to $210.5 million and savings and club accounts increased $6.7 million to $129.5 million. Included in the certificates of deposit at March 31, 2015 was a decrease in brokered certificates of $6.3 million to $212.0 million. During the fiscal second quarter approximately $24.0 million of interest bearing demand accounts that were earning 0.00% in interest were reclassified to non-interest bearing demand accounts.

Borrowed Funds. Borrowed funds increased by $30.6 million, or 11.8%, to $290.0 million at March 31, 2015, from $259.3 million at September 30, 2014. The increase in borrowed funds was primarily due to increases in short term borrowings of $2.0 million and other borrowings of $28.7 million.

Stockholders’ Equity. Stockholders’ equity increased by $5.2 million, or 3.1%, to $172.5 million at March 31, 2015 from $167.3 million at September 30, 2014. Increases resulting from net income and the change to accumulated other comprehensive income were partially offset by the payment of dividends and the repurchase of common stock.

Average Balance Sheets for the Three and Six Months Ended March 31, 2015 and 2014

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)

Interest-earning assets:
Loans(1)	$1,074,394	$11,100	4.19%	$921,678	$9,843	4.33%
Investment Securities
Taxable(2)	80,644	433	2.18%	82,023	413	2.04%
Exempt from federal income tax(2)(3)	36,377	239	4.04%	13,706	72	3.23%

Total investment securities	117,021	672	2.76%	95,729	485	2.21%
Mortgage-backed securities	264,753	1,366	2.09%	218,860	1,110	2.06%
Regulatory stock	12,643	438	14.05%	10,179	81	3.23%
Other	4,699	4	0.35%	9,827	4	0.17%

Total interest-earning assets	1,473,510	13,580	3.77%	1,256,273	11,523	3.73%
Allowance for loan losses	(8,545)			(8,337)
Noninterest-earning assets	106,933			107,682

Total assets	$1,571,898			$1,355,618

Interest-bearing liabilities:
NOW accounts	$103,235	$22	0.09%	$90,054	11	0.05%
Money market accounts	209,839	62	0.12%	139,703	62	0.18%
Savings and club accounts	121,161	15	0.05%	111,819	14	0.05%
Certificates of deposit	576,393	1,779	1.25%	590,813	1,819	1.25%
Borrowed funds	286,935	700	0.99%	177,706	679	1.55%

Total interest-bearing liabilities	1,297,563	2,578	0.81%	1,110,095	2,585	0.94%
Non-interest-bearing NOW accounts	84,513			60,611
Non-interest-bearing liabilities	17,710			16,302

Total liabilities	1,399,786			1,187,008
Equity	172,112			168,610

Total liabilities and equity	$1,571,898			$1,355,618

Net interest income		$11,002	2.96%		$8,938	2.79%

Interest rate spread
Net interest-earning assets	$175,947		3.03%	$146,178		2.89%

Net interest margin
Average interest-earning assets to average interest-bearing liabilities		113.56%			113.17%

	For the Six months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)

Interest-earning assets:
Loans(1)	$1,070,817	$22,549	4.22%	$925,160	$20,366	4.41%
Investment Securities
Taxable(2)	80,779	938	2.33%	84,579	839	1.99%
Exempt from federal income tax(2)(3)	35,493	473	4.05%	13,696	145	3.22%

Total investment securities	116,272	1,411	2.85%	98,275	984	2.16%
Mortgage-backed securities	266,433	2,750	2.07%	218,298	2,211	2.03%
Regulatory stock	12,657	568	9.00%	9,954	136	2.74%
Other	4,033	10	0.50%	8,908	8	0.18%

Total interest-earning assets	1,470,212	27,288	3.76%	1,260,595	23,705	3.78%
Allowance for loan losses	(8,555)			(8,165)
Noninterest-earning assets	109,488			105,896

Total assets	$1,571,145			$1,358,326

Interest-bearing liabilities:
NOW accounts	$116,958	$48	0.08%	$90,306	22	0.05%
Money market accounts	203,311	262	0.26%	138,724	132	0.19%
Savings and club accounts	119,789	30	0.05%	109,593	28	0.05%
Certificates of deposit	584,878	3,503	1.20%	602,680	3,712	1.24%
Borrowed funds	282,421	1,393	0.99%	174,032	1,382	1.59%

Total interest-bearing liabilities	1,307,357	5,236	0.80%	1,115,335	5,276	0.95%
Non-interest-bearing NOW accounts	76,377			59,512
Non-interest-bearing liabilities	16,392			15,145

Total liabilities	1,400,126			1,189,992
Equity	171,019			168,334

Total liabilities and equity	$1,571,145			$1,358,326

Net interest income		$22,052	2.96%		$18,429	2.83%

Interest rate spread
Net interest-earning assets	$162,855		3.01%	$145,260		2.93%

Net interest margin
Average interest-earning assets to average interest-bearing liabilities		112.46%			113.02%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

Net Income. Net income increased $930,000, or 61.9%, to $2.4 million for the three months ended March 31, 2015 compared to net income of $1.5 million for the comparable period in 2014. The increase was due primarily to increases in net interest income and noninterest income, offset in part by an increase in noninterest expenses. Year over year comparisons reflect contributions from the acquisition of Franklin Security Bancorp, which closed in the Company’s fiscal 2014 third quarter.

Net Interest Income. Net interest income increased $2.1 million, or 23.1%, to $11.0 million for the three months ended March 31, 2015 from $8.9 million for the comparable period in 2014. The increase was primarily attributable to an increase in the Company’s interest rate spread to 2.96% for the three months ended March 31, 2015, from 2.79% for the comparable period in 2014, and an increase of $29.8 million in the Company’s average net interest-earnings assets.

Interest Income. Interest income increased $2.1 million, or 17.9%, to $13.6 million for the three months ended March 31, 2015 from $11.5 million for the comparable 2014 period. Included in interest income for the three months ended March 31, 2015 was a one-time special dividend on FHLB stock totaling $311,000. The increase resulted primarily from an increase in interest earning assets of $217.2 million along with a increase in the yield on interest earning assets of 4 basis points. The average yield on interest earning assets was 3.77% for the three months ended March 31, 2015, as compared to 3.73% for the comparable 2014 period. Loans increased on average $152.7 million between the two periods. In addition, average investment securities increased $21.3 million, mortgage-backed securities increased $45.9 million, regulatory stock increased $2.5 million and other interest earning assets decreased $5.1 million.

Interest Expense. Interest expense decreased $7,000, or 0.3%, to $2.6 million for the three months ended March 31, 2015. The decrease resulted from a $187.5 million increase in average interest bearing liabilities for the three months ended March 31, 2015, offset by a 13 basis point decrease in the overall cost of interest bearing liabilities to 0.81% for the three months ended March 31, 2015 from 0.94% for the comparable 2014 period. Increases in all interest bearing accounts as a result of the Franklin Security Bancorp merger was the primary reason for the increase in average interest bearing liabilities.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $525,000 for the three month period ended March 31, 2015 as compared to $750,000 for the three month period ended March 31, 2014. The allowance for loan losses was $8.7 million, or 0.80% of loans outstanding, at March 31, 2015, compared to $8.6 million, or 0.81% of loans outstanding at September 30, 2014.

Non-interest Income. Non-interest income increased $149,000, or 8.5%, to $1.9 million for the three months ended March 31, 2015 from $1.8 million for the comparable period in 2014. The primary reason for the increase was an increase in service charges and fees on loans of $170,000.

Non-interest Expense. Non-interest expense increased $1.2 million, or 15.4%, to $9.1 million for the three months ended March 31, 2015 from $7.9 million for the comparable period in 2014. The primary reasons for the increase were increases in compensation and employee benefits of $875,000 and other expenses of $280,000 due to increased expenses since the acquisition of Franklin Security Bank.

Income Taxes. Income tax expense increased $294,000 to $848,000 for the three months ended March 31, 2015 from $554,000 for the comparable 2014 period. The increase was primarily a result of the increase in income before taxes of $1.2 million for the three months ended March 31, 2015. The effective tax rate was 25.9% for the three months ended March 31, 2015, compared to 26.9% for the 2014 period.

Comparison of Operating Results for the Six Months Ended March 31, 2015 and March 31, 2014

Net Income. Net income increased $1.5 million, or 43.4%, to $5.0 million for the six months ended March 31, 2015 compared to net income of $3.5 million for the comparable period in 2014. The increase was due primarily to increases in net interest income and noninterest income, offset in part by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $3.6 million, or 19.7%, to $22.1 million for the six months ended March 31, 2015 from $18.4 million for the comparable period in 2014. The increase was primarily attributable to an increase in the Company’s interest rate spread to 2.96% for the six months ended March 31, 2015, from 2.83% for the comparable period in 2014, and an increase of $17.6 million in the Company’s average net interest-earnings assets.

Interest Income. Interest income increased $3.6 million, or 15.1%, to $27.3 million for the six months ended March 31, 2015 from $23.7 million for the comparable 2014 period. The increase resulted primarily from an increase in interest earning assets of $209.6 million offset in part by a decline in the yield on interest earning assets of two basis points. The average yield on interest earning assets was 3.76% for the six months ended March 31, 2015, as compared to 3.78% for the comparable 2014 period. Loans increased on average $145.7 million between the two periods. In addition, average investment securities increased $18.0 million, mortgage-backed securities increased $48.1 million, regulatory stock increased $2.7 million and other interest earning assets decreased $4.9 million.

Interest Expense. Interest expense decreased $40,000, or 0.8%, to $5.2 million for the six months ended March 31, 2015 from $5.3 million for the comparable 2014 period. The decrease resulted from a $192.0 million increase in average interest bearing liabilities for the six months ended March 31, 2015, offset by a 15 basis point decrease in the overall cost of interest bearing liabilities to 0.80% for the six months ended March 31, 2015 from 0.95% for the comparable 2014 period. Increases in all interest bearing accounts as a result of the Franklin Security Bancorp merger was the primary reason for the increase in average interest bearing liabilities.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $975,000 for the six month period ended March 31, 2015 as compared to $1.5 million for the six month period ended March 31, 2014. The allowance for loan losses was $8.7 million, or 0.80% of loans outstanding, at March 31, 2015, compared to $8.6 million, or 0.81% of loans outstanding at September 30, 2014.

Non-interest Income. Non-interest income increased $336,000, or 9.9%, to $3.7 million for the six months ended March 31, 2015 from $3.4 million for the comparable period in 2014. The primary reason for the increase was an increase in service charges and fees on loans of $300,000.

Non-interest Expense. Non-interest expense increased $2.4 million, or 15.6%, to $18.1 million for the six months ended March 31, 2015 from $15.6 million for the comparable period in 2014. The primary reasons for the increase were increases in compensation and employee benefits of $1.7 million and other expenses of $715,000 due to increased expenses since the acquisition of Franklin Security Bank.

Income Taxes. Income tax expense increased $530,000 to $1.7 million for the six months ended March 31, 2015 from $1.2 million for the comparable 2014 period. The increase was primarily a result of the increase in income before taxes of $2.1 million for the six months ended March 31, 2015. The effective tax rate was 25.3% for the six months ended March 31, 2015, compared to 25.0% for the 2014 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	March 31, 2015	September 30, 2014

Non-performing assets:
Non-accruing loans	$22,190	$21,912
Troubled debt restructures	—	238

Total non-performing loans	22,190	22,150
Foreclosed real estate	2,479	2,759
Other repossessed assets	64	69

Total non-performing assets	$24,733	$24,978

Ratio of non-performing loans to total loans	2.04%	2.08%
Ratio of non-performing loans to total assets	1.40%	1.41%
Ratio of non-performing assets to total assets	1.56%	1.58%
Ratio of allowance for loan losses to total loans	0.80%	0.81%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $245,000 to $24.7 million at March 31, 2015 from $25.0 million at September 30, 2014. Non-performing loans increased $39,000 to $22.2 million at March 31, 2015 from $22.2 million at September 30, 2014. The year to date increase was primarily due to increases of $654,000 in non-performing mortgage loans and $318,000 in non-performing commercial loans offset, in part, by a decrease of $932,000 in non-performing commercial loans. The number of nonperforming residential loans decreased to 95 at March 31, 2015, from 96 at September 30, 2014. The $22.2 million of non-accruing loans at March 31, 2015 included 95 residential loans with an aggregate outstanding balance of $10.7 million, 67 commercial and commercial real estate loans with aggregate outstanding balances of $10.9 million and 36 consumer loans with aggregate balances of $597,000. Within the residential loan balance are $3.3 million of loans less than 90 days past due. In the quarter ended March 31, 2015, the Company identified 25 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $280,000 to $2.5 million at March 31, 2015 from $2.8 million at September 30, 2014. Foreclosed real estate consists of 24 residential properties, three building lots and three commercial properties.

At March 31, 2015, the principal balance of troubled debt restructures was $7.9 million as compared to $6.8 million at September 30, 2014. Of the $7.9 million of troubled debt restructures at March 31, 2015, $2.1 million are performing loans and $5.8 million are non-accrual loans.

Of the 61 loans that comprise our troubled debt restructures at March 31, 2015, no loans were granted a rate concession at a below market interest rate. Twenty-two loans with balances totaling $3.1 million were granted market rate and terms concessions, 11 loans totaling $1.0 million were granted an interest rate concession and 28 loans with balances totaling $3.7 million were granted term concessions.

As of March 31, 2015, troubled debt restructures were comprised of 50 residential loans totaling $6.3 million, 9 commercial and commercial real estate loans totaling $1.3 million, and two consumer (home equity loans, home equity lines and credit, and other) loans totaling $246,000.

For the three month period ended March 31, 2015, three loans totaling $297,000 were removed from non-performing TDR status due to completion of one year of consecutive on time payments, one loan for $198,000 was removed due to paying off and one loan was foreclosed for $34,000. For the six months ended March 31, 2015 one loan for $198,000 was paid off, six loans totaling $572,000 were removed for consecutive on-time payments and one loan for $34,000 was transferred to foreclosed real estate.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended March 31, 2015, we modified 24 loans ($3.0 million) in this fashion. For the six months ended March 31, 2015, we modified 36 loans ($4.7 million) in this fashion. With regard to commercial loans, including commercial real estate loans, there were six loans in the three months ended March 31, 2015 totaling $3.0 million. There were thirteen such loans in the six months ended March 31, 2015 with an aggregate balance of approximately $10.4 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2015, $16.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $6.0 million at March 31, 2015. As of March 31, 2015, we had $290.0 million in borrowings outstanding from FHLBank Pittsburgh. We have access to total FHLBank advances of up to approximately $559.4 million.

At March 31, 2015, we had $102.5 million in loan commitments outstanding, which included, in part, $18.8 million in undisbursed construction loans and land development loans, $31.8 million in unused home equity lines of credit, $44.9 million in commercial lines of credit and commitments to originate commercial loans, $3.2 million in performance standby letters of credit and $3.8 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2015 totaled $237.2 million, or 42.1% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8.6 million and $7.2 million for the six months ended March 31, 2015 and 2014, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was ($15.9) million and $25.0 million for the six months ended March 31, 2015 and 2014, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for) of $1.5 million and ($18.2) million for the six months ended March 31, 2015 and 2014, respectively.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first six months of fiscal 2015, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended March 31, 2015.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 31, 2015	10,000	$11.79	10,000	—
February 28, 2015	—	—	—	—
March 31, 2015	—	—	—	—

Total	10,000	$11.79	10,000	128,300

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.1	Amended and Restated Employment Agreement for Gary S. Olson**

10.2	Amended and Restated Employment Agreement for Allan A. Muto**

10.3	Amended and Restated Employment Agreement for Diane K. Reimer **

10.4	Amended and Restated Employment Agreement for V. Gail Bryant (Warner)**

10.5	Supplemental Executive Retirement Plan**

10.6	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.7	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto **

10.8	Endorsement Split Dollar Life Insurance Agreement for Diane K. Reimer **

10.9	Endorsement Split Dollar Life Insurance Agreement for V. Gail Bryant (Warner)**

10.10	ESSA Bancorp, Inc. 2007 Equity Incentive Plan***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on April 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: May 11, 2015	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 11, 2015	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer