Form 10-Q
period 2015-06-30
ESSA Bancorp, Inc.
filed 2015-08-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015 there were 11,412,821 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Cash and due from banks	$16,017	$20,884
Interest-bearing deposits with other institutions	1,675	1,417

Total cash and cash equivalents	17,692	22,301
Certificates of deposit	1,750	1,767
Investment securities available for sale, at fair value	381,375	383,078
Loans receivable (net of allowance for loan losses of $8,767 and $8,634)	1,092,527	1,058,267
Regulatory stock, at cost	14,537	14,284
Premises and equipment, net	16,655	16,957
Bank-owned life insurance	30,421	29,720
Foreclosed real estate	2,595	2,759
Intangible assets, net	1,910	2,396
Goodwill	10,259	10,259
Deferred income taxes	11,045	12,027
Other assets	18,058	21,000

TOTAL ASSETS	$1,598,824	$1,574,815

LIABILITIES
Deposits	$1,075,553	$1,133,889
Short-term borrowings	120,856	108,020
Other borrowings	208,805	151,300
Advances by borrowers for taxes and insurance	11,617	4,093
Other liabilities	10,666	10,204

TOTAL LIABILITIES	1,427,497	1,407,506

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,419,321 and 11,590,378 outstanding at June 30, 2015 and September 30, 2014)	181	181
Additional paid in capital	182,358	182,486
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(9,740)	(10,079)
Retained earnings	82,289	77,413
Treasury stock, at cost; 6,713,774 and 6,542,717 shares outstanding at June 30, 2015 and September 30, 2014, respectively	(82,105)	(80,113)
Accumulated other comprehensive loss	(1,656)	(2,579)

TOTAL STOCKHOLDERS’ EQUITY	171,327	167,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,598,824	$1,574,815

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$11,398	$11,807	$33,947	$32,173
Investment securities:
Taxable	1,741	1,632	5,429	4,682
Exempt from federal income tax	248	173	721	318
Other investment income	181	173	759	317

Total interest income	13,568	13,785	40,856	37,490

INTEREST EXPENSE
Deposits	1,800	2,015	5,643	5,909
Short-term borrowings	118	54	324	104
Other borrowings	639	619	1,826	1,951

Total interest expense	2,557	2,688	7,793	7,964

NET INTEREST INCOME	11,011	11,097	33,063	29,526
Provision for loan losses	525	500	1,500	2,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,486	10,597	31,563	27,526

NONINTEREST INCOME
Service fees on deposit accounts	842	828	2,426	2,342
Services charges and fees on loans	274	283	863	572
Trust and investment fees	218	260	660	701
Gain/(loss) on sale of investments, net	194	(10)	398	226
Earnings on Bank-owned life insurance	231	234	701	687
Insurance commissions	183	205	582	625
Gain on acquisition	—	241	—	241
Other	6	59	33	85

Total noninterest income	1,948	2,100	5,663	5,479

NONINTEREST EXPENSE
Compensation and employee benefits	5,213	4,912	15,559	13,577
Occupancy and equipment	996	1,051	3,111	3,034
Professional fees	517	441	1,438	1,348
Data processing	861	977	2,566	2,426
Advertising	373	243	725	463
Federal Deposit Insurance Corporation (FDIC) premiums	269	266	850	730
(Gain)/loss on foreclosed real estate	8	(65)	(167)	(116)
Merger related costs	—	176	—	522
Amortization of intangible assets	157	282	486	756
Other	965	812	2,855	1,987

Total noninterest expense	9,359	9,095	27,423	24,727

Income before income taxes	3,075	3,602	9,803	8,278
Income taxes	618	976	2,318	2,146

NET INCOME	$2,457	$2,626	$7,485	$6,132

Earnings per share

Basic	$0.24	$0.24	$0.72	$0.56
Diluted	$0.23	$0.24	$0.71	$0.56
Dividends per share	$0.09	$0.07	$0.25	$0.19

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Net income	$2,457	$2,626	$7,485	$6,132
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	(3,496)	3,281	1,616	2,578
Tax effect	1,188	(1,116)	(549)	(877)
Reclassification of (gains) losses recognized in net income	(194)	10	(398)	(226)
Tax effect	66	(3)	135	77

Net of tax amount	(2,436)	2,172	804	1,552
Pension plan adjustment:
Related to actuarial losses and prior service cost	61	7	181	21
Tax effect	(22)	(2)	(62)	(7)

Net of tax amount	39	5	119	14

Total other comprehensive income (loss)	(2,397)	2,177	923	1,566

Comprehensive income	$60	$4,803	$8,408	$7,698

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(dollars in thousands)

Balance, September 30, 2014	11,590,378	$181	$182,486	$(10,079)	$77,413	$(80,113)	$(2,579)	$167,309

Net income					7,485			7,485
Other comprehensive income							923	923
Cash dividends declared ($.25 per share)					(2,609)			(2,609)
Stock based compensation			81					81
Allocation of ESOP stock			76	339				415
Allocation of treasury shares to incentive plan			(285)			285		—
Treasury shares purchased	(171,057)					(2,277)		(2,277)

Balance, June 30, 2015	11,419,321	$181	$182,358	$(9,740)	$82,289	$(82,105)	$(1,656)	$171,327

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2015	2014
	(dollars in thousands)
OPERATING ACTIVITIES

Net income	$7,485	$6,132
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	2,000
Provision for depreciation and amortization	980	948
Amortization and accretion of discounts and premiums, net	322	829
Net gain on sale of investment securities	(398)	(226)
Compensation expense on ESOP	415	371
Stock based compensation	81	170
Increase in accrued interest receivable	(54)	(629)
Increase in accrued interest payable	99	202
Earnings on bank-owned life insurance	(701)	(687)
Deferred federal income taxes	(507)	(738)
Gain on foreclosed real estate, net	(167)	(116)
Amortization of identifiable intangible assets	486	756
Other, net	4,478	1,701

Net cash provided by operating activities	14,019	10,713

INVESTING ACTIVITIES
Maturities of certificates of deposit	17	—
Investment securities available for sale:
Proceeds from sale of investment securities	5,904	8,065
Proceeds from principal repayments and maturities	46,953	27,863
Purchases	(50,532)	(37,720)
(Increase) decrease in loans receivable, net	(37,329)	27,025
Redemption of regulatory stock	11,660	2,431
Purchase of regulatory stock	(11,913)	(4,204)
Proceeds from sale of foreclosed real estate	2,543	2,038
Acquisition, including cash acquired	—	(15,415)
Capital improvements to foreclosed real estate	30	—
Purchase of premises, equipment, and software	(604)	(498)

Net cash (used for) provided by investing activities	(33,271)	9,585

FINANCING ACTIVITIES
Decrease in deposits, net	(58,336)	(68,902)
Net increase in short-term borrowings	12,836	55,749
Proceeds from other borrowings	66,705	42,500
Repayment of other borrowings	(9,200)	(56,387)
Increase in advances by borrowers for taxes and insurance	7,524	6,962
Purchase of treasury stock shares	(2,277)	(1,328)
Dividends on common stock	(2,609)	(2,060)

Net cash provided by (used for) financing activities	14,643	(23,466)

Decrease in cash and cash equivalents	(4,609)	(3,168)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,301	26,648

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,692	$23,480

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$7,694	$7,762
Income taxes	250	2
Noncash items:
Transfers from loans to foreclosed real estate	2,242	2,342
Acquisition of FNCB:
Cash received		4,640
Noncash assets acquired
Loans receivable and accrued interest receivable		1,033
Premises and equipment		1,626
Goodwill		1,442

Total non cash assets		$4,101

Liabilities assumed:
Certificates of deposit		3,069
Deposits other than certificates of deposit		5,683

Total liabilities		8,752

Net noncash assets acquired		(4,651)
Cash acquired		$11

Acquisition of Franklin Security Bank assets and liabilities:
Noncash assets acquired
Investment securities, available for sale		55,901
Loans receivable		152,188
Federal Home Loan Bank stock		1,569
Premises and equipment		176
Foreclosed real estate		436
Intangible assets, net		889
Deferred income taxes		1,031
Other assets		2,504

Total assets acquired		$214,694

Liabilities assumed:
Certificates of deposit		90,869
Deposits other than certificates of deposit		71,317
Other borrowings		30,177
Other liabilities		2,265

Total liabilities		194,628
Net noncash assets acquired		20,066
Cash acquired		$(19,825)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the nine month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2015 and 2014.

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,709,111)	(6,272,961)	(6,671,091)	(6,233,349)
Average unearned ESOP shares	(967,514)	(1,012,790)	(978,875)	(1,024,151)
Average unearned non-vested shares	(25,008)	(9,752)	(19,045)	(11,233)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,431,462	10,837,592	10,464,084	10,864,362

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	627	—	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	133,034	—	69,620	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,565,123	10,837,592	10,533,704	10,864,362

At June 30, 2015 and 2014 there were options to purchase 317,910 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. At June 30, 2015 and 2014 there were 35,057 and 4,440 shares, respectively, of nonvested stock outstanding at prices of $12.27 and $10.94 per share, respectively that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Company’s financial statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2015, the FASB issued ASU 2015-08, Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update did not have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944) - Disclosure about Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services-Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$134,184	$1,470	$(913)	$134,741
Freddie Mac	92,368	738	(562)	92,544
Governmental National Mortgage Association	16,534	106	(77)	16,563
Other mortgage-backed securities	2,663	—	(12)	2,651

Total mortgage-backed securities	245,749	2,314	(1,564)	246,499
Obligations of states and political subdivisions	48,887	1,293	(376)	49,804
U.S. government agency securities	44,246	280	(14)	44,512
Corporate obligations	21,493	142	(236)	21,399
Trust-preferred securities	3,194	277	—	3,471
Other debt securities	15,579	122	(36)	15,665

Total debt securities	379,148	4,428	(2,226)	381,350
Equity securities - financial services	25	—	—	25

Total	$379,173	$4,428	$(2,226)	$381,375

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$144,291	$1,327	$(1,550)	$144,068
Freddie Mac	99,556	548	(1,277)	98,827
Governmental National Mortgage Association	19,446	92	(161)	19,377
Other mortgage-backed securities	2,795	—	(15)	2,780

Total mortgage-backed securities	266,088	1,967	(3,003)	265,052
Obligations of states and political subdivisions	41,375	1,654	(258)	42,771
U.S. government agency securities	47,821	192	(383)	47,630
Corporate obligations	13,140	236	(48)	13,328
Trust-preferred securities	5,027	594	—	5,621
Other debt securities	6,618	51	(18)	6,651

Total debt securities	380,069	4,694	(3,710)	381,053
Equity securities - financial services	2,025	—	—	2,025

Total	$382,094	$4,694	$(3,710)	$383,078

The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,506	$6,516
Due after one year through five years	49,366	49,771
Due after five years through ten years	64,198	64,601
Due after ten years	259,078	260,462

Total	$379,148	$381,350

For the three months ended June 30, 2015, the Company realized gross gains of $194,000 and no gross losses on proceeds from the sale of investment securities of $2.6 million. For the nine months ended June 30, 2015, the Company realized gross gains of $398,000 and no gross losses on proceeds from the sale of investment securities of $5.9 million. For the three months ended June 30, 2014, the Company realized gross losses of $10,000 on proceeds from the sale of investment securities of $100. For the nine months ended June 30, 2014, the Company realized gross gains of $247,000 and gross losses of $21,000 on proceeds from the sale of investment securities of $8.1 million.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2015
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	26	$15,652	$(129)	$24,511	$(784)	$40,163	$(913)
Freddie Mac	21	15,946	(101)	16,010	(461)	31,956	(562)
Governmental National Mortgage Association	4	1,244	(7)	2,399	(70)	3,643	(77)
Other mortgage-backed securities	3	—	—	2,651	(12)	2,651	(12)
Obligations of states and political subdivisions	14	9,172	(195)	4,581	(181)	13,753	(376)
U.S. government agency securities	4	7,986	(13)	1,000	(1)	8,986	(14)
Corporate obligations	10	9,906	(214)	979	(22)	10,885	(236)
Other debt securities	7	6,097	(27)	1,801	(9)	7,898	(36)
Total	89	66,003	(686)	53,932	(1,540)	119,935	(2,226)

	September 30, 2014
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	39	$34,377	$(164)	$33,249	$(1,386)	$67,626	$(1,550)
Freddie Mac	36	38,210	(216)	29,269	(1,061)	67,479	(1,277)
Governmental National Mortgage Association	5	4,127	(22)	2,981	(139)	7,108	(161)
Other mortgage-backed securities	3	—	—	2,780	(15)	2,780	(15)
Obligations of states and political subdivisions	5	—	—	7,207	(258)	7,207	(258)
U.S. government agency securities	11	8,004	(25)	18,629	(358)	26,633	(383)
Corporate obligations	5	3,142	(32)	1,130	(16)	4,272	(48)
Other debt securities	2	1,980	(18)	—	—	1,980	(18)

Total	106	$89,840	$(477)	$95,245	$(3,233)	$185,085	$(3,710)

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

The Company reviews its position quarterly and has asserted that at June 30, 2015, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2015	September 30, 2014
Real estate loans:
Residential	$618,198	$654,152
Construction	1,151	1,367
Commercial	195,503	190,536
Commercial	35,035	25,807
Obligations of states and political subdivisions	56,868	49,177
Home equity loans and lines of credit	40,975	41,387
Auto Loans	150,370	100,571
Other	3,194	3,904
	1,101,294	1,066,901
Less allowance for loan losses	8,767	8,634

Net loans	$1,092,527	$1,058,267

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

June 30, 2015
Real estate loans:
Residential	$618,198	$12,671	$—	$605,527
Construction	1,151	—	—	1,151
Commercial	195,503	15,627	4,365	175,511
Commercial	35,035	219	74	34,742
Obligations of states and political subdivisions	56,868	—	—	56,868
Home equity loans and lines of credit	40,975	607	—	40,368
Auto loans	150,370	340	—	150,030
Other	3,194	—	—	3,194

Total	$1,101,294	$29,464	$4,439	$1,067,391

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

September 30, 2014
Real estate loans:

Residential	$654,152	$13,528	$110	$640,514
Construction	1,367	—	—	1,367
Commercial	190,536	17,517	4,727	168,292
Commercial	25,807	456	263	25,088
Obligations of states and political subdivisions	49,177	—	—	49,177
Home equity loans and lines of credit	41,387	266	(3)	41,124
Auto loans	100,571	101	—	100,470
Other	3,904	—	—	3,904

Total	$1,066,901	$31,868	$5,097	$1,029,936

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2015
With no specific allowance recorded:
Real estate loans
Residential	$9,378	$11,231	$—
Construction	—	—	—
Commercial	19,847	20,789	—
Commercial	293	305	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	529	533	—
Auto loans	159	237	—
Other	—	—	—

Total	30,206	33,095	—

With an allowance recorded:
Real estate loans
Residential	3,293	3,761	432
Construction	—	—	—
Commercial	145	174	1
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	78	106	69
Auto loans	181	181	76
Other	—	—	—

Total	3,697	4,222	578

Total:
Real estate loans
Residential	12,671	14,992	432
Construction	—	—	—
Commercial	19,992	20,963	1
Commercial	293	305	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	607	639	69
Auto loans	340	418	76
Other	—	—	—

Total Impaired Loans	$33,903	$37,317	$578

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2014
With no specific allowance recorded:
Real Estate Loans
Residential	$11,030	$13,225	$—
Construction	—	—	—
Commercial	21,587	22,428	—
Commercial	719	777	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	210	377	—
Auto Loans	101	101	—
Other	—	—	—

Total	33,647	36,908	—

With an allowance recorded:
Real Estate Loans
Residential	2,608	2,997	334
Construction	—	—	—
Commercial	657	677	84
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	53	76	50
Auto Loans	—	—	—
Other	—	—	—

Total	3,318	3,750	468

Total:
Real Estate Loans
Residential	13,638	16,222	334
Construction	—	—	—
Commercial	22,244	23,105	84
Commercial	719	777	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	263	453	50
Auto Loans	101	101	—
Other	—	—	—

Total Impaired Loans	$36,965	$40,658	$468

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands).

	Three months ended
	June 30,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized

With no specific allowance recorded:
Real estate loans
Residential	$9,522	$8,989	$59	$92
Construction	—	—	—	—
Commercial	20,152	20,640	222	179
Commercial	306	3,289	2	43
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	433	215	2	2
Auto loans	116	—	—	—
Other	—	—	—	—

Total	30,529	33,133	285	316

With an allowance recorded:
Real estate loans
Residential	2,697	3,806	3	21
Construction	—	—	—	—
Commercial	146	978	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	51	37	—	—
Auto loans	60	—	2	—
Other	—	—	—	—

Total	2,954	4,821	5	21

Total:
Real estate loans
Residential	12,219	12,795	62	113
Construction	—	—	—	—
Commercial	20,298	21,618	222	179
Commercial	306	3,289	2	43
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	484	252	2	2
Auto loans	176	—	2	—
Other	—	—	—	—

Total Impaired Loans	$33,483	$37,954	$290	$337

	Nine months ended
	June 30,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized

With no specific allowance recorded:
Real estate loans
Residential	$10,334	$9,556	$222	$242
Construction	—	—	—	—
Commercial	20,729	20,241	606	553
Commercial	550	1,764	6	49
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	307	285	4	4
Auto loans	74	—	1	—
Other	—	—	—	—

Total	31,994	31,846	839	848

With an allowance recorded:
Real estate loans
Residential	2,535	3,425	45	79
Construction	—	—	—	—
Commercial	343	1,896	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	34	17	—	—
Auto loans	83	—	5	—
Other	—	—	—	—

Total	2,995	5,338	50	79

Total:
Real estate loans
Residential	12,869	12,981	267	321
Construction	—	—	—	—
Commercial	21,072	22,137	606	553
Commercial	550	1,764	6	49
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	341	302	4	4
Auto loans	157	—	6	—
Other	—	—	—	—

Total Impaired Loans	$34,989	$37,184	$889	$927

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2015 and September 30, 2014 (in thousands):

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$169,502	$3,382	$22,619	$—	$195,503
Commercial	32,325	2,295	415	—	35,035
Obligations of states and political subdivisions	56,868	—	—	—	56,868

Total	$258,695	$5,677	$23,034	$—	$287,406

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate loans	$160,749	$8,020	$21,469	$298	$190,536
Commercial	24,874	345	588	—	25,807
Obligations of states and political subdivisions	49,177	—	—	—	49,177

Total	$234,800	$8,365	$22,057	$298	$265,520

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2015 and September 30, 2014 (in thousands):

	Performing	Non-performing	Total
June 30, 2015
Real estate loans:
Residential	$608,002	$10,196	$618,198
Construction	1,151	—	1,151
Home equity loans and lines of credit	40,281	694	40,975
Auto loans	150,263	107	150,370
Other	3,156	38	3,194

Total	$802,853	$11,035	$813,888

	Performing	Non-performing	Total
September 30, 2014
Real estate loans:
Residential	$644,374	$9,778	$654,152
Construction	1,367	—	1,367
Home equity loans and lines of credit	41,128	259	41,387
Auto loans	100,571	—	100,571
Other	3,884	20	3,904

Total	$791,324	$10,057	$801,381

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2015 and September 30, 2014 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2015
Real estate loans
Residential	$604,655	$1,930	$1,417	$—	$10,196	$13,543	$618,198
Construction	1,151	—	—	—	—	—	1,151
Commercial	185,696	300	—	—	9,507	9,807	195,503
Commercial	34,496	370	11	—	158	539	35,035
Obligations of states and political subdivisions	56,868	—	—	—	—	—	56,868
Home equity loans and lines of credit	40,148	63	70	—	694	827	40,975
Auto loans	148,588	1,549	126	—	107	1,782	150,370
Other	3,147	—	9	—	38	47	3,194

Total	$1,074,749	$4,212	$1,633	$—	$20,700	$26,545	$1,101,294

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2014
Real estate loans
Residential	$640,583	$2,398	$1,393	$—	$9,778	$13,569	$654,152
Construction	1,367	—	—	—	—	—	1,367
Commercial	179,319	516	89	—	10,612	11,217	190,536
Commercial	24,424	110	30	—	1,243	1,383	25,807
Obligations of states and political subdivisions	49,159	18	—	—	—	18	49,177
Home equity loans and lines of credit	40,870	225	33	—	259	517	41,387
Auto loans	100,112	426	33	—	—	459	100,571
Other	3,884	—	—	—	20	20	3,904

Total	$1,039,718	$3,693	$1,578	$—	$21,912	$27,183	$1,066,901

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2015 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following tables summarize changes in the primary segments of the ALL for the three and nine month periods ending June 30, 2015 and 2014 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at March 31, 2015	$5,289	$17	$843	$635	$87	$468	$1,023	$30	$276	$8,668
Charge-offs	(390)	—	—	(3)	—	(3)	(136)	(5)	—	(537)
Recoveries	—	—	54	11	—	—	40	6	—	111
Provision	359	(8)	(189)	(2)	112	10	406	(3)	(160)	525

ALL balance at June 30, 2015	$5,258	$9	$708	$641	$199	$475	$1,333	$28	$116	$8,767

March 31, 2014	$5,920	$26	$1,003	$369	$106	$500	$—	$26	$712	$8,662
Charge-offs	(332)	—	(23)	—	—	(10)	—	—	—	(365)
Recoveries	34	—	—	2	—	—	—	3	—	39
Provision	312	(2)	(399)	222	10	(17)	56	(3)	321	500

ALL balance at June 30, 2014	$5,934	$24	$581	$593	$116	$473	$56	$26	$1,033	$8,836

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
Charge-offs	(1,150)	—	(53)	(30)	—	(22)	(301)	(5)	—	(1,561)
Recoveries	22	—	85	20	—	12	49	6	—	194
Provision	813	(2)	13	123	36	15	1,126	(5)	(619)	1,500

ALL balance at June 30, 2015	$5,258	$9	$708	$641	$199	$475	$1,333	$28	$116	$8,767

September 30, 2013	$5,787	$20	$946	$337	$130	$430	$—	$21	$393	$8,064
Charge-offs	(1,255)	—	(73)	(48)	—	(73)	—	—	—	(1,449)
Recoveries	112	—	83	14	—	—	—	12	—	221
Provision	1,290	4	(375)	290	(14)	116	56	(7)	640	2,000

ALL balance at June 30, 2014	$5,934	$24	$581	$593	$116	$473	$56	$26	$1,033	$8,836

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2015 and September 30, 2014 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
Individually evaluated for impairment	$432	$—	$1	$—	$—	$69	$76	$—	$—	$578
Collectively evaluated for impairment	4,826	9	707	641	199	406	1,257	28	116	8,189

ALL Balance at June 30, 2015	$5,258	$9	$708	$641	$199	$475	$1,333	$28	$116	$8,767

Individually evaluated for impairment	$334	$—	$84	$—	$—	$50	$—	$—	$—	$468
Collectively evaluated for impairment	5,239	11	579	528	163	420	459	32	735	8,166

ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated decreased provisions to residential real estate for the nine month period ending June 30, 2015 due to declining loan balances and impairment evaluations in those segments. The Company allocated increased provisions to commercial real estate, commercial loans and obligations of states and political subdivisions for the nine month period ending June 30, 2015 due primarily to increased loan balances. The Company allocated increased provisions in auto loans due to increased loan balances and increased charge off activity. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three and nine months ended June 30, 2015 and 2014 (dollars in thousands).

For the Three Months Ended June 30, 2015
Dollars in thousands
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$695	$695
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	25	25
Auto loans	—	—	—
Other	—	—	—

Total	4	$720	$720

All four new troubled debt restructurings, granted for the three months ended June 30, 2015, were granted terms and rate concessions.

For the Three Months Ended June 30, 2014
Dollars in thousands
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$236	$236
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—

Total	2	$236	$236

Of the two new troubled debt restructurings granted for the three months ended June 30, 2014, one loan totaling $208,000 was granted terms and rate concessions and one loan totaling $28,000 was granted terms concessions.

For the Nine Months Ended June 30, 2015
Dollars in thousands
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	12	$2,115	$2,115
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	2	175	175
Auto loans	—	—	—
Other	—	—	—

Total	14	$2,290	$2,290

Of the fourteen new troubled debt restructurings granted for the nine months ended June 30, 2015, ten loans totaling $1.6 million were granted terms and rate concessions and four loans totaling $607,000 were granted terms concessions.

	For the Nine Months Ended June 30, 2014
	Dollars in thousands
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

For the three months ended June 30, 2015, one residential real estate loan totaling $68,000 defaulted on a restructuring agreement within one year of modification. For the nine months ended June 30, 2015, five residential real estate loans totaling $712,000 defaulted on a restructuring agreement within one year of modification. There were no troubled debt restructurings that have subsequently defaulted within one year of modification for the three and nine months ended June 30, 2014.

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2015	September 30, 2014
Non-interest bearing demand accounts	$103,419	$70,048
Interest bearing demand accounts	98,498	163,936
Money market accounts	155,140	170,158
Savings and club accounts	131,295	122,734
Certificates of deposit	587,201	607,013

Total	$1,075,553	$1,133,889

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2014 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Service Cost	$219	$144	$655	$433
Interest Cost	207	191	619	572
Expected return on plan assets	(309)	(290)	(925)	(871)
Amortization of unrecognized loss	61	7	181	21

Net periodic benefit cost	$178	$52	$530	$155

The Bank contributed $500,000 to its pension plan in April 2015.

10.	Equity Incentive Plan

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

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock on May 23, 2008. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013, 19,880 of restricted stock on July 22, 2014 and 21,843 shares of restricted stock on May 20, 2105. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2013 restricted stock shares vested over an 18-month service period. The 2014 restricted shares vest over a 39 month service period. The 2015 restricted shares vest over a 40 month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

For the nine months ended June 30, 2015 and 2014, the Company recorded $171,000 and $170,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the 14,906 (2014 shares) restricted shares, at June 30, 2015 is $152,000 over the remaining vesting period of 2.25 years. Expected future compensation expense relating to the 21,843 restricted shares (2015 shares) at June 30, 2015 is $271,000 over the remaining vesting period of 3.25 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine month period ended June 30, 2015.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2014	1,443,379	$12.35	3.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(123,799)	12.35	2.92	—

Outstanding, June 30, 2015	1,319,580	$12.35	2.92	$673,000

Exercisable at June 30, 2015	1,319,580	$12.35	2.92	$673,000

The following is a summary of the status of the Company’s restricted stock as of June 30, 2015, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2014	14,906	$11.07
Granted	21,843	13.05
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2015	36,749	$12.25

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of June 30, 2015 and September 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at June 30, 2015
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2015
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$246,499	$—	$246,499
Obligations of states and political subdivisions	—	49,804	—	49,804
U.S. government agencies	—	44,512	—	44,512
Corporate obligations	—	19,399	2,000	21,399
Trust-preferred securities	—	1,741	1,730	3,471
Other debt securities	—	15,165	500	15,665
Equity securities-financial services	25	—	—	25

Total debt and equity securities	$25	$377,120	$4,230	$381,375
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,595	$2,595
Impaired loans measured on a non-recurring basis	$—	$—	$33,325	$33,325

	Fair Value Measurement at September 30, 2014
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2014
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$265,052	$—	$265,052
Obligations of states and political subdivisions	—	42,771	—	42,771
U.S. government agencies	—	47,630	—	47,630
Corporate obligations	—	13,328	—	13,328
Trust-preferred securities	—	3,891	1,730	5,621
Other debt securities	—	6,151	500	6,651
Equity securities-financial services	2,025	—	—	2,025

Total debt and equity securities	$2,025	$378,823	$2,230	$383,078
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,759	$2,759
Impaired loans measured on a non-recurring basis	$—	$—	$36,497	$36,497

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and nine month periods ended June 30, 2015 and June 30, 2014 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three months ended
	June 30, 2015	June 30, 2014
Beginning balance	$4,240	$1,830
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	(10)	—
Transfers in and/or out of Level III	—	—

	$4,230	$1,830

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine months ended
	June 30, 2015	June 30, 2014
Beginning balance	$2,230	$1,800
Purchases, sales, issuances, settlements, net	2,000	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	—	30
Transfers in and/or out of Level III	—	—

	$4,230	$1,830

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2015, 246 impaired loans with a carrying value of $33.9 million were reduced by specific valuation allowance totaling $578,000 resulting in a net fair value of $33.3 million based on Level 3 inputs. At September 30, 2014, 264 impaired loans with a carrying value of $37.0 million were reduced by a specific valuation totaling $468,000 resulting in a net fair value of $36.5 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2015 :
Impaired loans	$33,325	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (22.7%)
Foreclosed real estate owned	2,595	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	19% to 30% (21.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2014 :
Impaired loans	$36,497	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (23.0%)
Foreclosed real estate owned	2,759	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	19% to 35% (21.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	June 30, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$17,692	$17,692	$—	$—	$17,692
Investment and mortgage backed securities available for sale	381,375	25	377,120	4,230	381,375
Loans receivable, net	1,092,527	—	—	1,109,147	1,109,147
Accrued interest receivable	5,115	5,115	—	—	5,115
Regulatory stock	14,537	14,537	—	—	14,537
Mortgage servicing rights	478	—	—	478	478
Bank owned life insurance	30,421	30,421	—	—	30,421

Financial liabilities:
Deposits	$1,075,553	$488,352	$—	$590,123	$1,078,475
Short-term borrowings	120,856	120,856	—	—	120,856
Other borrowings	208,805	—	—	209,841	209,841
Advances by borrowers for taxes and insurance	11,617	11,617	—	—	11,617
Accrued interest payable	930	930	—	—	930

	September 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$22,301	$22,301	$—	$—	$22,301
Investment and mortgage backed securities available for sale	383,078	2,025	378,823	2,230	383,078
Loans receivable, net	1,058,267	—	—	1,077,585	1,077,585
Accrued interest receivable	5,061	5,061	—	—	5,061
Regulatory stock	14,284	14,284	—	—	14,284
Mortgage servicing rights	688	—	—	688	688
Bank owned life insurance	29,720	29,720	—	—	29,720

Financial liabilities:
Deposits	$1,133,889	$526,876	$—	$608,936	1,135,812
Short-term borrowings	108,020	108,020	—	—	108,020
Other borrowings	151,300	—	—	151,617	151,617
Advances by borrowers for taxes and insurance	4,093	4,093	—	—	4,093
Accrued interest payable	831	831	—	—	831

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

12.	Accumulated Other Comprehensive Income/(Loss)

The activity in accumulated other comprehensive income/(loss) for the three and nine months ended June 30, 2015 and 2014 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at March 31, 2015	$(3,148)	$3,889	$741
Other comprehensive income before reclassifications	—	(2,308)	(2,308)
Amounts reclassified from accumulated other comprehensive loss, net of tax	39	(128)	(89)

Period change	39	(2,436)	(2,397)

Balance at June 30, 2015	$(3,109)	$1,453	$(1,656)

Balance at March 31, 2014	$(1,297)	$(549)	$(1,846)
Other comprehensive loss before reclassifications	—	2,165	2,165
Amounts reclassified from accumulated other comprehensive loss, net of tax	5	7	12

Period change	5	2,172	2,177

Balance at June 30, 2014	$(1,292)	$1,623	$331

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at September 30, 2014	$(3,228)	$649	$(2,579)
Other comprehensive loss before reclassifications	—	1,067	1,067
Amounts reclassified from accumulated other comprehensive loss	119	(263)	(144)

Period change	119	804	923

Balance at June 30, 2015	$(3,109)	$1,453	$(1,656)

Balance at September 30, 2013	$(1,306)	$71	$(1,235)
Other comprehensive loss before reclassifications	—	1,701	1,701
Amounts reclassified from accumulated other comprehensive loss	14	(149)	(135)

Period change	14	1,552	1,566

Balance at June 30, 2014	$(1,292)	$1,623	$331

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2015	2014
Securities available for sale:
Net securities gains reclassified into earnings	$194	$(10)	Gain on sale of investments, net
Related income tax expense	(66)	(3)	Income taxes

Net effect on accumulated other comprehensive loss for the period	128	(7)	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	(61)	(7)	Compensation and employee benefits
Related income tax expense	22	2	Income taxes

Net effect on accumulated other comprehensive loss for the period	$(39)	$(5)	Net of tax

Total reclassification for the period	$89	$(12)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2015	2014
Securities available for sale:
Net securities gains reclassified into earnings	$398	$226	Gain on sale of investments, net
Related income tax expense	(135)	(77)	Income taxes

Net effect on accumulated other comprehensive loss for the period	263	149	Net of tax

Defined benefit pension plan:
Amortization of net loss and prior service costs	(181)	(21)	Compensation and employee benefits
Related income tax expense	62	7	Income taxes

Net effect on accumulated other comprehensive loss for the period	$(119)	$(14)	Net of tax

Total reclassification for the period	$144	$135	Net of tax

13.	Subsequent Events.

On July 29, 2015, the Company announced that it and Eagle National Bancorp, Inc. (“ENB”) had executed a definitive agreement whereby the Company will acquire ENB and its wholly owned subsidiary, Eagle National Bank through an all-cash deal. Under the terms of the merger agreement, stockholders of ENB will receive $5.80 per share or an aggregate of approximately $24.7 million. Pending the satisfaction of customary closing conditions, including the receipt of all regulatory approvals and the approval of ENB stockholders, the transaction is expected to close in the fourth calendar quarter of 2015.

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

Comparison of Financial Condition at June 30, 2015 and September 30, 2014

Total Assets. Total assets increased by $24.0 million, or 1.5%, to $1.60 billion at June 30, 2015 from $1.57 billion at September 30, 2014. An increase in loans receivable of $34.3 million, which was partially offset by decreases in cash and due from banks of $4.9 million, deferred income taxes of $1.0 million, investment securities available for sale of $1.7 million, and other assets of $2.9 million was the primary reason for the increase.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $4.6 million, or 20.7%, to $17.7 million at June 30, 2015 from $22.3 million at September 30, 2014. Decreases in cash and due from banks of $4.9 million were partially offset by an increase in interest bearing deposits with other institutions of $258,000. The decrease in cash and due from banks was due to normal fluctuations in cash held at the Federal Reserve Bank.

Net Loans. Net loans increased $34.3 million, or 3.2%, to $1.09 billion at June 30, 2015 from $1.06 billion at September 30, 2014. During this period, commercial real estate loans increased $5.0 million to $195.5 million, commercial loans increased $9.2 million to $35.0 million, obligations of states and political subdivisions increased $7.7 million to $56.9 million and auto loans increased $49.8 million to $150.4 million. These increases were partially offset by decreases in residential loans of $36.0 million to $618.2 million, construction loans of $216,000 to $1.2 million, home equity loans and lines of credit of $412,000 to $41.0 million and other loans of $710,000 to $3.2 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $1.7 million, or 0.4%, to $381.4 million at June 30, 2015 from $383.1 million at September 30, 2014. The decrease was due primarily to decreases in mortgage backed securities of $18.6 million, U.S. government agency securities of $3.1 million, trust preferred securities of $2.2 million and equity securities of $2.0 million, offset in part by increases in obligations of states and political subdivisions of $7.0 million, corporate obligations of $8.1 million and other debt securities of $9.0 million.

Deposits. Deposits decreased $58.3 million, or 5.1%. to $1.08 billion at June 30, 2015 from $1.13 billion at September 30, 2014. primarily as a result of decreases in interest bearing demand accounts, money market accounts and certificates of deposit, offset in part by increases in non-interest bearing demand accounts and savings accounts. At June 30, 2015, compared to September 30, 2014, certificate of deposit accounts decreased $19.8 million to $587.2 million, interest bearing demand accounts decreased $65.4 million to $98.5 million, non-interest bearing demand accounts increased $33.4 million to $103.4 million, money market accounts decreased $15.0 million to $155.1 million and savings and club accounts increased $8.6 million to $131.3 million. Included in the certificates of deposit at June 30, 2015 was an increase in brokered certificates of $30.7 million to $249.0 million to help offset the decline in retail deposits.

Borrowed Funds. Borrowed funds increased by $70.3 million, or 27.1%, to $329.7 million at June 30, 2015, from $259.3 million at September 30, 2014. The increase in borrowed funds was due to increases in short term borrowings of $12.8 million and other borrowings of $57.5 million. All borrowings at June 30, 2015 represent advances from the Pittsburgh FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $4.0 million, or 2.4% to $171.3 million at June 30, 2015 from $167.3 million at September 30, 2014. Increases resulting from net income and the change to accumulated other comprehensive income were partially offset by the payment of dividends and the repurchase of common stock.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2015 and 2014

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)

Interest-earning assets:
Loans(1)	$1,091,356	$11,398	4.19%	$1,054,409	$11,807	4.49%
Investment Securities
Taxable(2)	82,731	433	2.10%	81,064	411	2.03%
Exempt from federal income tax(2)(3)	38,382	248	3.93%	32,298	173	3.26%

Total investment securities	121,113	681	2.68%	113,362	584	2.38%
Mortgage-backed securities	260,522	1,308	2.01%	244,722	1,221	2.00%
Regulatory stock	13,670	177	5.19%	12,153	167	5.51%
Other	3,170	4	0.51%	17,589	6	0.14%

Total interest-earning assets	1,489,831	13,568	3.69%	1,442,235	13,785	3.86%
Allowance for loan losses	(8,708)			(8,697)
Noninterest-earning assets	106,842			113,084

Total assets	$1,587,965			$1,546,622

Interest-bearing liabilities:
Interest bearing demand accounts	$100,123	$28	0.11%	$121,934	20	0.07%
Money market accounts	176,533	110	0.25%	178,056	92	0.21%
Savings and club accounts	126,209	16	0.05%	122,691	17	0.06%
Certificates of deposit	575,014	1,646	1.15%	652,488	1,886	1.16%
Borrowed funds	314,155	757	0.97%	215,097	673	1.26%

Total interest-bearing liabilities	1,292,034	2,557	0.79%	1,290,266	2,688	0.84%
Non-interest-bearing demand accounts	102,598			67,056
Non-interest-bearing liabilities	19,655			19,035

Total liabilities	1,414,287			1,376,357
Equity	173,678			170,265

Total liabilities and equity	$1,587,965			$1,546,622

Net interest income		$11,011			$11,097

Interest rate spread			2.90%			3.02%
Net interest-earning assets	$197,797			$151,969

Net interest margin(4)			2.96%			3.09%
Average interest-earning assets to average interest-bearing liabilities		115.31%			111.78%

	For the Nine Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,077,664	$33,947	4.21%	$968,243	$32,173	4.44%
Investment Securities
Taxable(2)	81,429	1,370	2.25%	83,408	1,250	2.00%
Exempt from federal income tax(2)(3)	36,456	721	4.01%	19,896	318	3.24%

Total investment securities	117,885	2,091	2.79%	103,304	1,568	2.24%
Mortgage-backed securities	264,463	4,059	2.05%	227,106	3,432	2.02%
Regulatory stock	12,995	745	7.66%	10,687	303	3.79%
Other	3,745	14	0.50%	11,802	14	0.16%

Total interest-earning assets	1,476,752	40,856	3.73%	1,321,142	37,490	3.81%
Allowance for loan losses	(8,606)			(8,342)
Noninterest-earning assets	108,606			108,291

Total assets	$1,576,752			$1,421,091

Interest-bearing liabilities:
Interest bearing demand accounts	$111,346	$76	0.09%	$100,849	42	0.06%
Money market accounts	194,385	372	0.26%	151,834	225	0.20%
Savings and club accounts	121,929	46	0.05%	113,959	45	0.05%
Certificates of deposit	581,590	5,149	1.18%	619,283	5,597	1.21%
Borrowed funds	292,999	2,150	0.98%	187,720	2,055	1.46%

Total interest-bearing liabilities	1,302,249	7,793	0.80%	1,173,645	7,964	0.90%
Non-interest-bearing demand accounts	85,118			62,026
Non-interest-bearing liabilities	17,480			16,443

Total liabilities	1,404,847			1,252,114
Equity	171,905			168,977

Total liabilities and equity	$1,576,752			$1,421,091

Net interest income		$33,063			$29,526

Interest rate spread			2.93%			2.91%
Net interest-earning assets	$174,503			$147,497

Net interest margin(4)			2.99%			2.99%
Average interest-earning assets to average interest-bearing liabilities		113.40%			112.57%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014

Net Income. Net income decreased $169,000, or 6.4%, to $2.5 million for the three months ended June 30, 2015 compared to net income of $2.6 million for the comparable period in 2014. The decrease was due primarily to decreases in net interest income and non-interest income combined with an increase in non-interest expenses.

Net Interest Income. Net interest income decreased $86,000, or 0.8%, to $11.0 million for the three months ended June 30, 2015 from $11.1 million for the comparable period in 2014. The decrease was primarily attributable to a decrease in the Company’s interest rate spread to 2.90% for the three months ended June 30, 2015, from 3.02% for the comparable period in 2014, offset in part by an increase of $45.8 million in the Company’s average net interest-earnings assets. Net interest-earning assets increased primarily due to the Company’s acquisition of Franklin Security Bancorp on April 4, 2014.

Interest Income. Interest income decreased $217,000, or 1.6%, to $13,6 million for the three months ended June 30, 2015 from $13.8 million for the comparable 2014 period. The decrease resulted primarily from a decrease in the yield on interest earning assets of 17 basis points, offset in part by an increase in interest earning assets of $47.6 million. The average yield on interest earning assets was 3.69% for the three months ended June 30, 2015, as compared to 3.86% for the comparable 2014 period. Loans increased on average $36.9 million between the two periods. In addition, average investment securities increased $7.8 million, mortgage-backed securities increased $15.8 million, regulatory stock increased $1.5 million and other interest earning assets decreased $14.4 million.

Interest Expense. Interest expense decreased $131,000, or 4.9%, to $2.6 million for the three months ended June 30, 2015 from $2.7 million for the comparable 2014 period. The decrease resulted from a 5 basis point decrease in the overall cost of interest bearing liabilities to 0.79% for the three months ended June 30, 2015 from 0.84% for the comparable 2014 period, offset in part by an increase in average interest bearing liabilities of $1.8 million. Increases in average balances of borrowed funds and savings and club accounts were offset by declines in interest bearing demand accounts, money market accounts and certificates of deposit.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $525,000 for the three month period ended June 30, 2015 compared to $500,000 for the three month period ended June 30, 2014. The allowance for loan losses was $8.8 million, or 0.80% of loans outstanding, at June 30, 2015, compared to $8.6 million, or 0.81% of loans outstanding at September 30, 2014.

Non-interest Income. Non-interest income decreased $152,000, or 7.2%, to $1.9 million for the three months ended June 30, 2015 from $2.1 million for the comparable period in 2014. An increase of $204,000 in gain on the sale of investments was more than offset by declines in the gain on acquisition of $241,000 and other income of $53,000.

Non-interest Expense. Non-interest expense increased $264,000, or 2.9%, to $9.4 million for the three months ended June 30, 2015 from $9.1 million for the comparable period in 2014. The primary reasons for the increase were increases in compensation and employee benefits of $301,000, advertising of $130,000, foreclosed real estate of $73,000 and other expenses of $154,000 which were offset in part by declines in occupancy and equipment of $55,000, data processing of $116,000, merger related costs of $176,000 and amortization of intangible assets of $126,000.

Income Taxes. Income tax expense decreased $358,000 to $618,000 for the three months ended June 30, 2015 from $976,000 for the comparable 2014 period. The decrease was primarily a result of the decrease in income before taxes of $527,000 for the three months ended June 30, 2015 and a decline in the effective tax rate. The effective tax rate was 20.1% for the three months ended June 30, 2015, compared to 27.1% for the 2014 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2015 and June 30, 2014

Net Income. Net income increased $1.4 million, or 22.1%, to $7.5 million for the nine months ended June 30, 2015 compared to net income of $6.1 million for the comparable period in 2014. The increase was due primarily to increases in net interest income and non-interest income, offset in part by an increase in non-interest expenses.

Net Interest Income. Net interest income increased $3.5 million, or 12.0%, to $33.1 million for the nine months ended June 30, 2015 from $29.5 million for the comparable period in 2014. The increase was primarily attributable to an increase in the Company’s interest rate spread to 2.93% for the nine months ended June 30, 2015, from 2.91% for the comparable period in 2014, and an increase of $27.0 million in the Company’s average net interest-earnings assets.

Interest Income. Interest income increased $3.4 million, or 9.0%, to $40.9 million for the nine months ended June 30, 2015 from $37.5 million for the comparable 2014 period. The increase resulted primarily from an increase in interest earning assets of $155.6 million, offset in part by a decline in the yield on interest earning assets of eight basis points. The average yield on interest earning assets was 3.73% for the nine months ended June 30, 2015, as compared to 3.81% for the comparable 2014 period. Loans increased on average $109.4 million between the two periods. In addition, average investment securities increased $14.6 million, mortgage-backed securities increased $37.4 million, regulatory stock increased $2.3 million and other interest earning assets decreased $8.1 million. Average interest earning assets increased primarily due to the Franklin acquisition.

Interest Expense. Interest expense decreased $171,000, or 2.2%, to $7.8 million for the nine months ended June 30, 2015 from $8.0 million for the comparable 2014 period. The decrease resulted from a 10 basis point decrease in the overall cost of interest bearing liabilities to 0.80% for the nine months ended June 30, 2015 from 0.90% for the comparable 2014 period offset by a $128.6 million increase in average interest bearing liabilities for the nine months ended June 30, 2015. Increases in all interest bearing accounts as a result of the Franklin Security Bancorp merger was the primary reason for the increase in average interest bearing liabilities.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.5 million for the nine month period ended June 30, 2015 as compared to $2.0 million for the nine month period ended June 30, 2014. The allowance for loan losses was $8.8 million, or 0.80% of loans outstanding, at June 30, 2015, compared to $8.6 million, or 0.81% of loans outstanding at September 30, 2014.

Non-interest Income. Non-interest income increased $184,000, or 3.4%, to $5.7 million for the nine months ended June 30, 2015 from $5.5 million for the comparable period in 2014. The primary reasons for the increase were increases in service charges and fees of deposit accounts of $84,000, offset in part by declines in gain on acquisition of $241,000, insurance commissions of $43,000 and other expense of $52,000.

Non-interest Expense.Non-interest expense increased $2.7 million, or 10.9%, to $27.4 million for the nine months ended June 30, 2015 from $24.7 million for the comparable period in 2014. The primary reasons for the increase were increases in compensation and employee benefits of $2.0 million and other expenses of $869,000 due to increased expenses since the acquisition of Franklin Security Bank. Declines in merger related costs of $522,000 and amortization of intangibles partially offset the increase in other expenses.

Income Taxes. Income tax expense increased $172,000 to $2.3 million for the nine months ended June 30, 2015 from $2.1million for the comparable 2014 period. The increase was primarily a result of the increase in income before taxes of $1.5 million for the nine months ended June 30, 2015. The effective tax rate was 23.6% for the nine months ended June 30, 2015, compared to 25.9% for the 2014 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	June 30, 2015	September 30, 2014

Non-performing assets:
Non-accruing loans	$20,700	$21,912
Troubled debt restructures	—	238

Total non-performing loans	20,700	22,150
Foreclosed real estate	2,595	2,759
Other repossessed assets	63	69

Total non-performing assets	$23,358	$24,978

Ratio of non-performing loans to total loans	1.89%	2.08%
Ratio of non-performing loans to total assets	1.29%	1.41%
Ratio of non-performing assets to total assets	1.46%	1.58%
Ratio of allowance for loan losses to total loans	0.80%	0.81%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $1.6 million to $23.4 million at June 30, 2015 from $25.0 million at September 30, 2014. Non-performing loans decreased $1.5 million to $20.7 million at June 30, 2015 from $22.2 million at September 30, 2014. The year to date decrease was primarily due to decreases of $2.2 million in non-performing commercial loans offset, in part, by increases of $179,000 in non-performing mortgage loans and $560,000 in non-performing consumer loans. The number of nonperforming residential loans remained at 96 for June 30, 2015, and September 30, 2014. The $20.7 million of non-accruing loans at June 30, 2015 included 96 residential loans with an aggregate outstanding balance of $10.2 million, 60 commercial and commercial real estate loans with aggregate outstanding balances of $10.0 million and 37 consumer loans with aggregate balances of $840,000. Within the residential loan balance are $3.9 million of loans less than 90 days past due. In the quarter ended June 30, 2015, the Company identified 29 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $164,000 to $2.6 million at June 30, 2015 from $2.8 million at September 30, 2014. Foreclosed real estate consists of 27 residential properties, seven building lots and one commercial property.

At June 30, 2015, the principal balance of troubled debt restructures was $8.0 million as compared to $6.8 million at September 30, 2014. Of the $8.0 million of troubled debt restructures at June 30, 2015, $2.5 million are performing loans and $5.5 million are non-accrual loans.

Of the 62 loans that comprise our troubled debt restructures at June 30, 2015, no loans were granted a rate concession at a below market interest rate. Twenty-three loans with balances totaling $3.4 million were granted market rate and terms concessions, 11 loans totaling $1.0 million were granted an interest rate concession and 28 loans with balances totaling $3.7 million were granted term concessions.

As of June 30, 2015, troubled debt restructures were comprised of 51 residential loans totaling $6.6 million, 8 commercial and commercial real estate loans totaling $1.2 million, and three consumer (home equity loans, home equity lines and credit, and other) loans totaling $268,000.

For the three month period ended June 30, 2015, one loan totaling $120,000 was removed from non-performing TDR status due to completion of one year of consecutive on time payments and two loans were foreclosed totaling $308,000. For the nine months ended June 30, 2015 one loan for $198,000 was paid off, ten loans totaling $1.1 million were removed for consecutive on-time payments and three loans for $343,000 were transferred to foreclosed real estate.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended June 30, 2015, we modified 5 loans ($771,000) in this fashion. For the nine months ended June 30, 2015, we modified 41 loans ($5.4 million) in this fashion. With regard to commercial loans, including commercial real estate loans, there were five loans in the three months ended June 30, 2015 totaling $1.6 million. There were eighteen such loans in the nine months ended June 30, 2015 with an aggregate balance of approximately $12.0 million.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2015, $17.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $6.6 million at June 30, 2015. As of June 30, 2015, we had $329.7 million in borrowings outstanding from FHLBank Pittsburgh. We have access to total FHLBank advances of up to approximately $556.5 million.

At June 30, 2015, we had $105.1 million in loan commitments outstanding, which included, in part, $31.3 million in undisbursed construction loans and land development loans, $31.8 million in unused home equity lines of credit, $32.4 million in commercial lines of credit and commitments to originate commercial loans, $3.2 million in performance standby letters of credit and $6.3 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2015 totaled $262.8 million, or 44.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $14.0 million and $10.7 million for the nine months ended June 30, 2015 and 2014, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was ($33.3) million and $9.6 million for the nine months ended June 30, 2015 and 2014, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for) of $14.6 million and ($23.5) million for the nine months ended June 30, 2015 and 2014, respectively.

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

Contractual Obligations

During the first nine months of fiscal 2015, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2014.

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

In addition to the risk factors relating the Company that were disclosed in response to Item 1A of Form 10-K for the year ended September 30, 2014, the following additional risk factor exists relating to the recently announced execution of a merger agreement by and among the Company and Eagle National Bancorp, Inc., the holding company to Eagle National Bank (collectively referred to herein as “Eagle”):

The merger of the Company and Eagle and the integration of the companies may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any member of banking institutions, there may also be business disruptions that cause the Company to lose customers or cause customers to withdraw their deposits from the Company’s banking subsidiaries. The success of the combined company following the merger may depend in large part on the ability to integrate the two business models and cultures. If we are not able to integrate the Company’s and Eagle’s operations successfully and in a timely manner, the expected benefits of the merger may not be realized.

The Company may fail to realize the cost savings estimated for the merger. The Company estimates that it will achieve cost savings from the merger when the two companies have been fully integrated, while the Company continues to be comfortable with these expectations, it is possible that the estimates of the potential cost savings could turn out to be incorrect. The cost savings estimates also assume the ability to combine the businesses of the Company and Eagle in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or the Company is not able to successfully combine the two companies the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended June 30, 2015.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 30, 2015	1,900	$12.79	1,900	—
May 31, 2015	5,000	12.91	5,000	—
June 30, 2015	30,000	12.84	30,000	—

Total	36,900	$12.85	36,900	91,400

On February 27, 2014, the Board of Directors approved a sixth stock repurchase program, which authorized the repurchase of up to 5% of the Company’s outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.1	Amended and Restated Employment Agreement for Gary S, Olson**

10.2	Amended and Restated Employment Agreement for Allan A, Muto**

10.3	Amended and Restated Employment Agreement for Diane K, Reimer **

10.4	Amended and Restated Employment Agreement for V, Gail Bryant (Warner)**

10.5	Supplemental Executive Retirement Plan**

10.6	Endorsement Split Dollar Life Insurance Agreement for Gary S, Olson**

10.7	Endorsement Split Dollar Life Insurance Agreement for Allan A, Muto **

10.8	Endorsement Split Dollar Life Insurance Agreement for Diane K, Reimer **

10.9	Endorsement Split Dollar Life Insurance Agreement for V, Gail Bryant (Warner)**

10.10	ESSA Bancorp, Inc. 2007 Equity Incentive Plan***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on April 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC,

Date: August 10, 2015	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 10, 2015	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer