Form 10-K
period 2015-09-30
ESSA Bancorp, Inc.
filed 2015-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 1, 2015, there were 18,133,095 shares issued and 11,331,744 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2015, was $130,837,471.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

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

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is the Pennsylvania-chartered stock holding company of ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of ESSA Bank & Trust. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of ESSA Bank & Trust. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. On July 31, 2012, ESSA Bancorp completed its acquisition of First Star Bancorp, Inc. and its wholly-owned subsidiary, First Star Bank. The total value of the consideration for the acquisition was $24.6 million, 50% of which was paid in cash and the remainder paid in the form of ESSA Bancorp common stock. On April 4, 2014, ESSA Bancorp completed its acquisition of Franklin Security Bancorp, Inc. and its wholly owned subsidiary, Franklin Security Bank. The total value of the consideration for the acquisition was $15.7 million which was paid in cash. On December 4, 2015, ESSA Bancorp completed its previously announced acquisition of Eagle National Bancorp, Inc. (“ENB”), whereby ESSA Bancorp acquired ENB and its wholly owned subsidiary, Eagle National Bank in an all cash transaction. Under the terms of the agreement, ENB stockholders received approximately $24.7 million, or $5.80 per share as of the December 4, 2015 closing date. Effective November 14, 2014, ESSA Bancorp converted its holding company status from a savings and loan holding company to a bank holding company, and it elected the financial holding company designation as a bank holding company. At September 30, 2015, ESSA Bancorp had consolidated assets of $1.6 billion, consolidated deposits of $1.1 billion and consolidated stockholders’ equity of $171.3 million. Consolidated net income for the fiscal year ended September 30, 2015 was $9.8 million.

ESSA Bank & Trust

General

ESSA Bank & Trust was organized in 1916. ESSA Bank & Trust is a Pennsylvania chartered full-service, community-oriented savings bank. We provide financial services to individuals, families and businesses through our 25 full-service banking offices, located in Monroe, Northampton, Lehigh, Lackawanna and Luzerne Counties, Pennsylvania. ESSA Bank & Trust is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. Pursuant to changes in Pennsylvania law, ESSA Bank & Trust converted its charter from a Pennsylvania savings and loan association to a Pennsylvania savings bank. The charter change did not have a material effect on the operations of ESSA Bank & Trust.

ESSA Bank & Trust’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential first mortgage loans (including construction mortgage loans), commercial real estate loans, home equity loans and lines of credit, commercial and consumer loans (including indirect auto loans). We offer a variety of deposit accounts, including checking, savings and certificates of deposits. We also offer asset management and trust services. We offer investment services through our relationship with Cetera Investment Services LLC, a third party broker/dealer and investment advisor. We offer insurance benefit consulting services through our wholly owned subsidiary, ESSA Advisory Services, LLC.

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

Market Area

At September 30, 2015, our 25 full-service banking offices consisted of 12 offices in Monroe County, six offices in Lehigh County, five offices in Northampton County, one office in Lackawanna County and one office in Luzerne County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. As of September 30, 2015, we had a deposit market share of approximately 30.19% in Monroe County, which represented the largest deposit market share in Monroe County, 2.59% in Northampton County, 1.39% in Lehigh County, 0.13% in Lackawanna County and 1.18% in Luzerne County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real property. In recent years, we have increased our originations of commercial loans, commercial real estate loans and indirect auto loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from 10.6% of our total loan portfolio at September 30, 2011 to $200.0 million, or 18.0%, of our total loan portfolio at September 30, 2015. One- to four-family residential real estate mortgage loans represented $610.6 million, or 55.0%, of our loan portfolio at September 30, 2015. Home equity loans and lines of credit totaled $39.9 million, or 3.6%, of our loan portfolio at September 30, 2015. Commercial loans totaled $34.3 million, or 3.1%, of our loan portfolio at September 30, 2015 and construction first mortgage loans totaled $878,000, or 0.1%, of the total loan portfolio at September 30, 2015. Obligations of states and political subdivisions totaled $59.8 million, or 5.4%, of our loan portfolio at September 30, 2015. Auto loans totaled $162.2 million or 14.5% of the total loan portfolio at September 30, 2015. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential first mortgage loans:
One- to four-family	$610,582	55.0%	$654,152	61.3%	$686,651	73.3%	$696,696	72.8%	$583,599	78.1%
Construction	878	0.1	1,367	0.1	2,288	0.2	3,805	0.4	691	0.1
Commercial	34,314	3.1	25,807	2.4	10,125	1.1	12,818	1.3	14,766	2.0
Commercial real estate	200,004	18.0	190,536	17.9	159,469	17.0	160,192	16.7	79,362	10.6
Obligations of states and political subdivisions	59,820	5.4	49,177	4.6	33,445	3.6	33,736	3.5	25,869	3.5
Home equity loans and lines of credit	39,903	3.6	41,387	3.9	41,923	4.5	47,925	5.0	40,484	5.4
Auto loans	162,193	14.5	100,571	9.4	61	—	165	—	212	—
Other	3,343	0.3	3,904	0.4	2,332	0.3	2,320	0.3	1,806	0.3

Total loans receivable	$1,111,037	100.0%	$1,066,901	100.0%	$936,294	100.0%	$957,657	100.0%	$746,789	100.0%

Allowance for loan losses	(8,919)		(8,634)		(8,064)		(7,302)		(8,170)

Total loans receivable, net	$1,102,118		$1,058,267		$928,230		$950,355		$738,619

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-four-family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)
Due During the Years Ending September 30,
2016	$498	$—	$4,506	$18,007
2017	1,444	—	1,915	19,161
2018	7,217	—	712	14,272
2019 to 2020	12,994	—	12,985	31,882
2021 to 2025	102,799	—	10,556	28,473
2026 to 2030	191,887	—	734	35,613
2030 and beyond	293,743	878	2,906	52,596

Total	$610,582	$878	$34,314	$200,004

	Obligations of States and Political subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)
Due During the Years Ending September 30,
2016	$1,710	$1,268	$1,214	$312	$27,515
2017	850	850	4,796	160	29,176
2018	1,162	1,046	9,878	441	34,728
2019 to 2020	3,180	3,450	75,288	1,003	140,782
2021 to 2025	11,665	10,008	71,017	201	234,719
2026 to 2030	23,739	11,220	—	565	263,758
2030 and beyond	17,514	12,061	—	661	380,359

Total	$59,820	$39,903	$162,193	$3,343	$1,111,037

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2015 that are contractually due after September 30, 2016.

	Due After September 30, 2016
	Fixed	Adjustable	Total
	(In thousands)

Residential first mortgage loans:
One- to four-family	$574,388	$35,696	$610,084
Construction	878	—	878
Commercial	24,614	5,194	29,808
Commercial real estate	56,868	125,129	181,997
Obligations of states and political subdivisions	24,839	33,271	58,110
Home equity loans and lines of credit	13,713	24,922	38,635
Auto loans	160,979	—	160,979
Other	2,700	331	3,031

Total	$858,979	$224,543	$1,083,522

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

One- to four-family Residential Loans. Historically, our principal lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Monroe, Northampton, Lackawanna, Luzerne and Lehigh Counties, Pennsylvania. At September 30, 2015, approximately $610.6 million, or 55.0%, of our loan portfolio, consisted of one- to four-family residential loans. Our origination of one- to four-family loans increased in fiscal year 2015 compared to fiscal year 2014 and decreased compared to fiscal year 2013. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios if private mortgage insurance is specified to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2015, our largest loan secured by one- to four-family real estate had a principal balance of approximately $1.5 million and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $2.2 of adjustable rate one- to four-family residential loans during the year ended September 30, 2015 and $897,000 during the year ended September 30, 2014. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2015, $35.7 million, or 5.8%, of our one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which provides the right to declare a loan immediately due and payable in the event that the borrower sells or otherwise conveys title to the real property subject to the mortgage and the loan is not repaid.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our loan originators. Eligible properties include primary and vacation homes in northeastern Pennsylvania, with the majority of loans being originated in Monroe, Northampton and Lehigh Counties. As of September 30, 2015, home equity loans and lines totaled about $39.9 million, or 3.6%, of our loan portfolio.

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

Commercial Real Estate Loans. At September 30, 2015, $200.0 million, or 18.0%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80% and 85% for select loans with faster amortizations. At September 30, 2015, our largest commercial real estate relationship balance was $12.7 million, which was performing in accordance with its terms. At September 30, 2015, 46 of our loans secured by commercial real estate totaling $8.8 million were not performing in accordance with their terms and were on nonaccrual status.

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

First Mortgage Construction Loans. At September 30, 2015, $878,000, or 0.1%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2015, our largest first mortgage construction loan balance was $294,000. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30 year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Commercial Loans. At September 30, 2015, approximately $34.3 million, or 3.1%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to individuals and businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.

Obligations of States and Political Subdivisions. At September 30, 2015, $59.8 million, or 5.4%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2015, $162.2 million, or 14.5% of our total loan portfolio consisted of auto loans. Franklin Security Bank specialized in indirect automobile lending. After the acquisition of Franklin Security Bank, ESSA retained a number of their experienced employees. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2015, these other loans totaled $3.3 million, or 0.3%, of the total loan portfolio.

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

Non-Performing Loans and Problem Assets

Performance of the loan portfolio is reviewed on a regular basis by Bank Management. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.

When a loan, including a loan that is impaired, is classified as nonaccrual, the accrual of interest on such a loan is discontinued. A loan is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid accrued interest is fully reversed. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Non-performing Loans. At September 30, 2015, $20.1 million, or 1.8% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Commercial real estate loans totaled $8.8 million at September 30, 2015. Residential first mortgage loans that were 90 days or more past due or classified as non-performing troubled debt restructured loans totaled $9.8 million at September 30, 2015. In connection with the First Star Bank acquisition, the Company acquired loans with deteriorated credit quality totaling $12.9 million. These loans were carried at $7.5 million at September 30, 2012 and contributed to the significant increase in non-performing loans at September 30, 2012 compared to non-performing loans at September 30, 2011. These loans were adjusted to fair market value at the time of acquisition. The Company acquired no loans with deteriorated credit quality in connection with the acquisition of Franklin Security Bank in April 2014, or the assets from First National Community Bank in January 2014.

Real Estate Owned. At September 30, 2015, the Company had $2.5 million of real estate owned consisting of 33 properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$9,772	$9,778	$10,945	$10,536	$6,854
Construction	—	—	—	—	—
Commercial	416	1,243	1,177	1,870	306
Commercial real estate	8,840	10,612	10,818	10,909	3,502
Home equity loans and lines of credit	690	259	339	373	248
Auto loans	366	—	—	—	—
Other	21	20	—	19	61

Total	20,105	21,912	23,279	23,707	10,971

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Auto Loans	—	—	—	—	—
Other	—	—	—	—	—

Total loans 90 days or more past due	—	—	—	—	—

Non-performing troubled debt restructurings	—	238	585	533	529

Total non-performing loans	20,105	22,150	23,864	24,240	11,500

Real estate owned	2,480	2,759	2,111	2,998	2,356
Other repossessed assets	64	69	—	—	—

Total non-performing assets	$22,649	$24,978	$25,975	$27,238	$13,856

Troubled debt restructurings:*
Residential first mortgage loans:
One- to four-family	$6,575	$5,302	$6,024	$7,342	$5,430
Construction	—	—	—	—	—
Commercial	—	—	18	227	120

	At September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Commercial real estate	800	1,381	1,582	5,344	4,372
Home equity loans and lines of credit	264	103	197	167	250
Auto loans	—	—	—	—	—
Other	—	—	—	—	58

Total	$7,639	$6,786	$7,821	$13,080	$10,230

Ratios:
Total non-performing loans to total loans	1.81%	2.08%	2.55%	2.53%	1.54%
Total non-performing loans to total assets	1.25%	1.41%	1.74%	1.71%	1.05%
Total non-performing assets to total assets	1.41%	1.58%	1.89%	1.92%	1.26%

*	Non-performing troubled debt restructurings are included in total troubled debt restructurings for September 30, 2015 as part of the non-performing assets table.

For the year ended September 30, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $188,000.

At September 30, 2015, the principal balance of troubled debt restructures was $7.6 million as compared to $6.8 million at September 30, 2014. Of the $7.6 million of troubled debt restructures at September 30, 2015, $2.0 million are performing loans and $5.6 million are non-accrual loans.

Of the 61 loans that make up our troubled debt restructures at September 30, 2015, no loans were granted a rate concession at a below market interest rate, 25 loans with balances totaling $3.5 million were granted market rate and terms concessions, 25 loans with balances totaling $3.1 million were granted terms concessions and 11 loans with balances totaling $964,000 were granted interest rate concessions.

Residential real estate loans made up the vast majority of our troubled debt restructures at September 30, 2015, and were comprised of 52 residential loans totaling $6.6 million, 6 commercial and commercial real estate loans totaling $800,000, and 3 consumer loans (home equity loans, home equity lines of credit, and other) totaling $264,000.

For the year ended September 30, 2015, 15 loans totaling $2.1 million were removed from TDR status, 2 loans totaling $308,000 were transferred to foreclosed real estate, 12 loans for $1.6 million had completed timely payments, and 1 loan totaling $198,000 was paid off.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2015, we modified 45 loans totaling $5.9 million. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total we modified 21 commercial loans with an aggregate balance of approximately $12.2 million for the year ended September 30, 2015.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2015
Residential first mortgage loans:
One- to four-family	$9	$1,045	$94	$9,772	$103	$10,817
Construction	—	—	—	—	—	—
Commercial	1	7	8	416	9	423
Commercial real estate	4	587	46	8,840	50	9,427
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	1	45	20	690	21	735
Auto loans	12	180	24	366	36	546
Other	—	—	3	21	3	21

Total	$27	$1,864	$195	$20,105	$222	$21,969

At September 30, 2014
Residential first mortgage loans:
One- to four-family	$14	$1,393	$100	$9,778	$114	$11,171
Construction	—	—	—	—	—	—
Commercial	3	30	21	1,243	24	1,273
Commercial real estate	2	89	54	10,612	56	10,701
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	3	33	18	259	21	292
Auto loans	4	33	—	—	4	33
Other	—	—	2	20	2	20

Total	$26	$1,578	$195	$21,912	$221	$23,490

At September 30, 2013
Residential first mortgage loans:
One- to four-family	$8	$990	$92	$10,945	$100	$11,935
Construction	—	—	—	—	—	—
Commercial	—	—	19	1,177	19	1,177
Commercial real estate	—	—	61	10,818	61	10,818
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	4	77	10	339	14	416
Auto loans	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$12	$1,067	$182	$23,279	$194	$24,346

At September 30, 2012
Residential first mortgage loans:
One- to four-family	$11	$1,274	$78	$10,536	$89	$11,810
Construction	—	—	—	—	—	—
Commercial	—	—	27	1,870	27	1,870
Commercial real estate	3	3,348	59	10,909	62	14,257
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	4	138	15	373	19	511
Auto loans	—	—	—	—	—	—
Other	—	—	1	19	1	19

Total	$18	$4,760	$180	$23,707	$198	$28,467

At September 30, 2011
Residential first mortgage loans:
One- to four-family	$7	$928	$40	$6,854	$47	$7,782
Construction	—	—	—	—	—	—
Commercial	1	1	7	306	8	307
Commercial real estate	—	—	17	3,502	17	3,502
Home equity loans and lines of credit	—	—	—	—	—	—
Auto loans	5	187	8	248	13	435
Other	1	2	2	61	3	63

Total	$14	$1,118	$74	$10,971	$88	$12,089

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

At September 30, 2015, the Company classified approximately $8.7 million of our assets as special mention of which $4.5 million were commercial and commercial real estate loans, $36.6 million as substandard of which $21.5 million were commercial and commercial real estate loans. No loans were classified doubtful or loss. On the basis of management’s review of its assets, at September 30, 2014, we classified approximately $14.4 million of our assets as special mention of which $8.4 million were commercial and commercial real estate loans, $41.4 million as substandard of which $22.1 million were commercial and commercial real estate loans, $298,000 of commercial real estate as doubtful and none as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2015 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Reserve Board of Governors (the “Federal Reserve Board”), the FDIC and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balance at beginning of year	$8,634	$8,064	$7,302	$8,170	$7,448

Charge-offs:
Residential first mortgage loans:
One- to four-family	(1,359)	(1,709)	(2,401)	(2,366)	(1,175)
Construction	—	—	—	—	—
Commercial	(30)	(101)	—	(31)	(131)
Commercial real estate	(65)	(120)	(403)	(987)	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	(27)	(145)	(243)	(380)	(188)
Auto loans	(596)	—	—	—	—
Other	(6)	(3)	(6)	(13)	(4)

Total charge-offs	(2,083)	(2,078)	(3,053)	(3,777)	(1,498)

Recoveries:
Residential first mortgage loans:
One- to four-family	76	163	50	291	146
Construction	—	—	—	—	—
Commercial	23	20	—	26	2
Commercial real estate	84	94	2	7	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	15	18	13	33	14
Auto loans	87	—	—	—	—
Other	8	3	—	2	3

Total recoveries	293	298	65	359	165

Net charge-offs	(1,790)	(1,780)	(2,988)	(3,418)	(1,333)
Provision for loan losses	2,075	2,350	3,750	2,550	2,055

Balance at end of year	$8,919	$8,634	$8,064	$7,302	$8,170

Ratios:
Net charge-offs to average loans outstanding	0.17%	0.17%	0.32%	0.44%	0.18%
Allowance for loan losses to non-performing loans at end of year	44.36%	38.98%	33.79%	30.12%	71.04%
Allowance for loan losses to total loans at end of year	0.80%	0.81%	0.86%	0.76%	1.09%

Loans acquired by the Company as a result of the Company’s merger with First Star Bank, which closed on July 31, 2012, and Franklin Security Bank, which closed on April 4, 2014, were recorded at fair value on the purchase date without the carryover of any related allowance for loan losses. At each reporting date subsequent to their purchase, these loans have been included in the Company’s evaluation of the adequacy of its allowance for loan losses. At September 30, 2012, there were $207.1 million of former First Star loans without an accompanying allowance for loan loss included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were a significant factor in the decline of this ratio from 1.09% at September 30, 2011 to 0.76% at September 30, 2012. At September 30, 2013, there were $155.4 million of loans of former First Star loans included in the Company’s total loans when calculating the loan loss to total loans ratio. At September 30, 2013 there was an allowance for loan losses of $257,000 related to First Star loan that was included in the allowance for loan losses. This loan was not a significant factor in the increase in the allowance for loan losses to total loans ratio from 0.76% at September 30, 2012 to 0.86% at September 30, 2013. At September 30, 2014, there were $133.1 million of former First Star loans and $128.6 of former Franklin Security loans without an accompanying allowance for loan loss included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were a significant factor in the decline of this ratio from 0.86% at September 30, 2013 to 0.81% at September 30, 2014. At September 30, 2015, there were $111.4 million of former First Star loans and

$88.9 million of former Franklin Security loans without an accompanying allowance for loan loss included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were not a significant factor in the decline of this ratio from 0.81% at September 30, 2014 to 0.80% at September 30, 2015. At September 30, 2012, there were $9.4 million of former First Star loans, without an accompanying allowance for loan losses included in the Company’s total loans when calculating the allowance for loan losses to non-performing loans (ALL to NPL) ratio. These loans were a significant factor in the decline in the ALL to NPL ratio from 71.04% at September 30, 2011 to 30.12% at September 30, 2012. At September 30, 2013, there were $7.3 million of former First Star loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2013 there was an allowance for loan losses of $257,000 related to one of these loans that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio to 33.79% at September 30, 2013 from 30.12% at September 30, 2012. At September 30, 2014, there were $11.2 million of former First Star loans and $1.6 million of former Franklin Security loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2014 there was an allowance for loan losses of $66,000 related to one of these loans included in the Company’s total loans when calculating that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio from 33.79% at September 30, 2013 to 38.98% at September 30, 2014. At September 30, 2015, there were $6.1 million of former First Star loans and $1.8 million of former Franklin Security loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2015 there was an allowance for loan losses of $266,000 related to these loans included in the Company’s total loans when calculating that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio from 38.98% at September 30, 2014 to 44.36% at September 30, 2015.

As previously disclosed, the Bank’s primary federal regulator was changed from the Office of Thrift Supervision (“OTS”) to the Federal Deposit Insurance Corporation (“FDIC”) in July 2011. Because the FDIC places a different emphasis on the timing of charge-offs than the OTS did, the Company determined that a change to its allowance for loan loss process was necessary. Previously, where a loan loss was considered likely and that loss was measured, a specific allocation of the Company’s allowance for loan losses was made to cover this loss. Actual losses were charged off when the loan in question was foreclosed upon. Beginning in March of 2012, these likely losses are being charged-off against the allowance for loan losses when determined. The Company does not believe that these additional charge-offs reflect any deterioration of the credit quality of the Company’s loan portfolio. These charge-offs did, however, reduce the balance of the Company’s allowance for loan losses by a corresponding amount. Further, the Company believes that these charge-offs have also reduced the risk perceived in the loan portfolio and that the loans loss allowance at September 30, 2015 is reasonable and adequate.

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

	2015			2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$5,140	57.63%	55.00%	$5,573	64.54%	61.30%	$5,787	71.76%	73.34%
Construction	7	0.08	0.10	11	0.13	0.13	20	0.25	0.24
Commercial	693	7.77	3.10	528	6.12	2.42	337	4.18	1.08
Commercial real estate	671	7.52	18.00	663	7.68	17.86	946	11.73	17.03
Obligations of states and political subdivisions	189	2.12	5.40	163	1.89	4.61	130	1.61	3.57
Home equity loans and lines of credit	461	5.17	3.60	470	5.44	3.88	430	5.33	4.48
Auto loans	1,570	17.60	14.50	459	5.32	9.43	—	—	—
Other	27	0.30	0.30	32	0.37	0.37	21	0.26	0.26

Total allocated allowance	8,758	98.19	100.00	7,899	91.49	100.00	7,671	95.12	100.00
Unallocated allowance	161	1.81	—	735	8.51	—	393	4.88	—

Total allowance for loan losses	$8,919	100.00%	100.00%	$8,634	100.00%	100.00%	$8,064	100.00%	100.00%

	2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Residential first mortgage loans:
One- to four-family	$5,401	73.97%	72.75%	$5,220	63.89%	78.10%
Construction	29	0.40	0.40	8	0.10	0.10
Commercial	474	6.49	1.34	500	6.12	2.00
Commercial real estate	699	9.57	16.73	1,329	16.26	10.63
Obligations of states and political subdivisions	127	1.74	3.52	—	—	3.47
Home equity loans and lines of credit	499	6.83	5.00	622	7.62	5.40
Auto Loans	—	—	—	—	—	—
Other	22	0.30	0.26	80	0.98	0.30

Total allocated allowance	7,251	99.30	100.00	7,759	94.97	100.00
Unallocated allowance	51	0.70	—	411	5.03	—

Total allowance for loan losses	$7,302	100.00%	100.00%	$8,170	100.00%	100.00%

We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, unpaid interest previously credited to income is reversed. Interest received on nonaccrual loans is applied against principal. Generally, residential and consumer loans are restored to accrual status when the obligation is brought current in accordance with the contractual terms for a reasonable period of time and ultimate collectability of total contractual principal and interest is no longer in doubt. Commercial loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of total contractual principal and interest no longer is in doubt.

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

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our investment policy is reviewed annually by our ALCO/Investment management committee. All policy changes recommended by this management committee must be approved by the Board of Directors. The Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Controller, Chief Operating Officer and the Senior Vice President Administration/Operations. Authority to make investments under the approved guidelines is delegated by the Committee to appropriate officers. While general investment strategies are developed and authorized by the ALCO/Investment management committee, the execution of specific actions rests with the Chief Financial Officer.

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

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association (“GNMA”) as well as commercial paper, corporate debt and municipal bonds. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

Our policy is that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. Currently, all securities are classified as available-for-sale.

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and GNMA and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and GNMA. At September 30, 2015, our mortgage-backed securities portfolio had a fair value of $237.0 million, consisting primarily of Freddie Mac, Fannie Mae and GNMA mortgage-backed securities.

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

Equity Securities. At September 30, 2015, our equity securities had a fair value of $25,000.

In addition, we hold Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2015 was $13.8 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2015 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2015, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$234,685	$237,007	$266,088	$265,052	$218,115	$217,837
Obligations of state and political subdivisions	50,094	51,625	41,375	42,771	23,754	23,909
U.S. government agency securities	45,799	46,186	47,821	47,630	52,775	52,520
Corporate obligations	22,440	22,360	13,140	13,328	12,756	12,773
Trust-preferred securities	1,613	1,711	5,027	5,621	4,943	5,414
Other debt securities	20,313	20,493	6,618	6,651	1,147	1,154

Total debt securities	374,944	379,382	380,069	381,053	313,490	313,607
Equity securities – financial services	25	25	2,025	2,025	2,025	2,015

Total investment securities available-for-sale	$374,969	$379,407	$382,094	$383,078	$315,515	$315,622

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities available for sale:

U.S. government securities	$5,000	0.51%	$35,591	0.30%	$4,149	1.64%	$1,059	0.62%	$45,799	$46,186	1.23%
Obligations of state and political subdivisions	504	0.70	10,858	1.44	22,074	1.58	16,658	5.24	50,094	51,625	2.76
Mortgage-backed securities	—	0.00	347	4.14	17,898	2.41	216,440	2.34	234,685	237,007	2.35
Corporate obligations	1,000	2.49	6,471	4.78	11,969	4.44	3,000	3.50	22,440	22,360	4.32
Trust preferred securities	—	0.00	—	0.00	—	0.00	1,613	2.85	1,613	1,711	2.85
Other debt securities	—	0.00	—	0.00	5,312	2.72	15,001	2.68	20,313	20,493	2.69

Total debt securities	6,504	0.83	53,267	1.77	61,402	2.48	253,771	2.56	374,944	379,382	2.41
Equity securities	—	0.00	—	0.00	—	0.00	25	0.00	25	25	0.00

Total investment securities available for-sale	$6,504	0.83%	$53,267	1.77%	$61,402	2.48%	$253,796	2.56%	$374,969	$379,407	2.41%

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

At September 30, 2015, our deposits totaled $1.1 billion. Interest-bearing demand deposit, savings and club and money market deposits totaled $401.9 million at September 30, 2015. At September 30, 2015, we had a total of $596.3 million in certificates of deposit. Noninterest-bearing demand deposits totaled $98.5 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2015, we had a total of $271.9 million of brokered certificates of deposits, an increase of $53.5 million from the prior fiscal year end. Our brokered certificates of deposits range from less than one- to seven-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2015			2014			2013
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$89,333	8.19%	—%	$64,253	6.01%	—%	$56,467	5.68%	—%
Interest bearing NOW	107,782	9.88%	0.10	109,615	10.26%	0.07	91,201	9.18%	0.06
Money market	186,121	17.06%	0.25	155,841	14.59%	0.20	143,103	14.40%	0.23
Savings and club	123,028	11.28%	0.05	115,347	10.80%	0.05	104,234	10.49%	0.05
Certificates of deposit	584,684	53.59%	1.16	623,307	58.34%	1.20	598,759	60.25%	1.17

Total deposits	$1,090,948	100.00%	0.68%	$1,068,363	100.00%	0.78%	$993,764	100.00%	0.75%

As of September 30, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $165.2 million. The following table sets forth the maturity of those certificates as of September 30, 2015.

At September 30, 2015
(In thousands)
Three months or less	$25,951
Over three months through six months	14,580
Over six months through one year	23,703
Over one year	101,013

Total	$165,247

At September 30, 2015, $282.4 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of year	$91,339	$108,020	$23,000
Maximum outstanding at any month end	$132,533	$108,020	$84,500
Average balance during year	$115,006	$55,204	$45,792
Weighted average interest rate at end of year	0.40%	0.33%	0.29%
Average interest rate during year	0.37%	0.33%	0.28%

At September 30, 2015, we had the ability to borrow approximately $551.2 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2015, ESSA Bank & Trust had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2015, we had 248 full-time employees, 54 part-time employees and one temporary employee. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

SUPERVISION AND REGULATION

General

The Company is a Pennsylvania corporation. The Company was formerly regulated as a savings and loan holding company, and in November 2014 took the steps necessary to be regulated as a bank holding company. As a bank holding company, we are required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board.

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

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated, as of July 21, 2011, our former primary federal regulator, the Office of Thrift Supervision, and required ESSA Bank & Trust to be regulated by the FDIC (the primary federal regulator for state-chartered banks that are not members of the Federal Reserve System). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies such as ESSA Bancorp, Inc., in addition to the bank holding companies, that it currently regulates. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The required capital regulations have been issued and were effective January 1, 2015.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (“CFPB”) with substantial power to implement and oversee consumer protection laws. The CFPB Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as ESSA Bank & Trust, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators.

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

The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the current practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

ESSA Bank & Trust was formerly a Pennsylvania savings association. Recent changes to Pennsylvania law have repealed the Savings Association Code. Consequently, ESSA Bank & Trust converted its charter to a Pennsylvania savings bank whose state law powers are primarily governed by Chapter 5 of the Pennsylvania Baking Code of 1965, as amended. The charter conversion did not have a material effect on the operations of ESSA Bank & Trust.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2015, the annualized FICO assessment was 0.58 basis points of an institution’s total assets less tier 1 capital.

Capital Requirements

Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity

Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2015, the ESSA Bank & Trust’s capital exceeded all applicable requirements.

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

We are also subject to stringent capital guidelines of the Department. Although not adopted in regulation form, the Department utilizes capital standards of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

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

Prompt Corrective Action

Under the federal Prompt Corrective Action regulations, a savings bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more, a Tier I leverage capital ratio of 5.0% or more, a common equity Tier 1 ratio of 6.5% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 6.0% or more, a Tier I leverage capital ratio of 4.0% or more, a common equity Tier 1 capital ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 6.0%, a Tier I leverage capital ratio that is less than 4.0% or a common equity Tier 1 leverage ratio of less than 4.5%, (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0%, a Tier I leverage capital ratio that is less than 3.0% or a common equity Tier 1 ratio of less than 3%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

The Prompt Corrective categories discussed above were effective January 1, 2015 and reflect the revised regulatory capital requirements effective the same date.

As of September 30, 2015, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

Holding Company Regulation

Federal Regulation. The Company is a bank holding company that has elected to be a financial holding company and is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. This eliminated the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that were previously includable for bank holding companies. The Dodd-Frank Act grandfathered instruments issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets. Consolidated regulatory capital requirements identical to those applicable to the subsidiary institutions apply to bank holding companies with greater than $500 million of assets, effective January 1, 2015. As in the case with the institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and required the issuance of implementing regulations. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required of an undercapitalized bank. If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board. In addition, Federal Reserve Board policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is consistent with the company’s capital needs, asset quality and overall financial condition.

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that is as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues. Federal Reserve Board guidance provides for agency prior review of bank holding company dividends and stock redemptions and repurchases in certain additional circumstances.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if ESSA Bank & Trust failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should ESSA Bank & Trust make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2015, ESSA Bank & Trust’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by ESSA Bank & Trust for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2015, ESSA Bank & Trust had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from ESSA Bank & Trust as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent five-year period. The 2009, 2011, 2012, 2013 and 2014 tax years remain open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal year 2015 is 10.0% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. ESSA Bank & Trust is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts ESSA Bank & Trust from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of ESSA Bank & Trust. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A.	Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

We May Fail to Realize the Anticipated Benefits of Our Recently Completed Acquisition.

On December 4, 2015, we completed the acquisition of Eagle National Bank by ESSA Bank & Trust, our wholly-owned subsidiary, in conjunction with the Company’s acquisition of Eagle National Bank’s parent company, Eagle National Bancorp, Inc. The success of the acquisition will depend on, among other things, our ability to combine the businesses of Eagle National Bank and ESSA Bank & Trust in a manner that does not materially disrupt the customer relationships of either company. If we are unable to successfully achieve this objective, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected.

It is possible that the integration process related to the acquisition may result in the loss of key personnel, the disruption of our existing or the acquired business or inconsistencies in standards, controls, procedures and policies that may adversely impact its ability to maintain relationships with customers and employees, or to achieve the anticipated benefits of the acquisition.

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

The Company Became Subject to More Stringent Capital Requirements, Which May Adversely Impact Our Return on Equity, Require Us to Raise Additional Capital, or Constrain Us from Paying Dividends or Repurchasing Shares.

In July 2013, the federal banking agencies approved a new rule that has substantially amended regulatory risk-based capital rules. The final rule implements the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. ESSA Bank & Trust has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, beginning in 2016, ESSA Bank & Trust’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Capital Requirements.”

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

From September, 2007 through December, 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 0.25%. The federal funds rate has remained at 0.25% since December 2008. While these short term market interest rates (which we use as a guide to price our deposits) decreased, longer term market interest rates (which we use as a guide to price our longer term loans) also decreased but not to the same degree. With the decline in shorter term market interest rates the Company’s cost of funds declined. This decline in our cost of funds was initially beneficial to our net interest spread. However, as short term market rates have remained low and longer term interest rates also declined, the Company’s net interest margin decreased from 2.93% for the year ended September 30, 2009 to 2.65% for the year ended September 30, 2012. The Company’s acquisition of First Star Bancorp was effective July 31, 2012. The acquisition, along with increases in longer term interest rates during the third and fourth quarter of our 2013 fiscal year, helped to increase our net interest margin to 3.08% for the year ended September 30, 2013. Rates remained low during the subsequent fiscal years. The resulting decline in the yield on our interest earning assets outpaced the decline in the cost of our interest bearing liabilities resulting in a decline in our net interest margin to 2.96% for the year ended September 30, 2015 from 2.97% for the year ended September 30, 2014 and from 3.08% for the year ended September 30, 2013. If shorter term interest rates increase or if longer term interest rates decline, there could be further negative pressure exerted on our net interest margin.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2015, the fair value of our debt securities available for sale totaled $379.4 million. Unrealized net gains on these available for sale securities totaled approximately $4.4 million at September 30, 2015 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in ESSA Bank & Trust’s Economic Value of Equity (EVE) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2015, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $35.4 million, or 18.1%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2015, $200.0 million, or 18.0%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2015, our largest commercial real estate lending relationship was $12.7 million of loans located in Lehigh County, Pennsylvania and secured by real estate. This loan was performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

Our Increased Auto Lending, As a Result of the Franklin Security Bank Acquisition, Increases Our Exposure to Increased Lending Risks.

At September 30, 2015, $162.2 million, or 14.5%, of our total loan portfolio consisted of auto loans. These loans were primarily indirect auto loans. Indirect auto loans are inherently risky as they are often secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

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

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision, and examination by the Federal Reserve Board, the FDIC and the Department. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, the imposition of higher capital requirements, and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. We believe that we are in substantial compliance with applicable federal, state and local laws, rules and regulations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

Risks Associated with Cyber-Security Could Negatively Affect Our Earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions.

We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyber attacks and identity theft. Large scale identity theft could result in customers’ accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

The occurrence of a breach of security involving our customers’ information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

The following table provides certain information as of September 30, 2015 with respect to our main office located in Stroudsburg, Pennsylvania, and our 25 full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18322	Owned	1983	4,100

695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	472

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

5120 Milford Rd. East Stroudsburg, PA 18302	Owned	2014	3,610

3236 Route 940, Suite 23 Mt. Pocono, PA 18344	Leased	1999	536

* 1321A Blue Valley Drive Pen Argyl, PA 18072	Leased	2001	444

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

2836 Route 611, Ste 105 Tannersville, PA 18372	Leased	1993	611

924 Weir Lake Road Suite 101 Brodheadsville, PA 18322	Leased	1997	576

Tannersville Plaza 2826 Route 611 Tannersville, PA 18372	Owned	2007	2,500

975 Route 390 Cresco, PA 18326	Owned	2010	2,912

1500 N. Cedar Crest Blvd, Unit 2 Allentown, PA 18104	Leased	2010	530

5020 Route 873 Schnecksville, PA 18078	Leased	2010	460

Location	Leased or Owned	Year Acquired or Leased	Square Footage

418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

14 South Main Street Nazareth, PA 18064	Leased	2012	450

471 West Wabash Street Allentown, PA 18103	Owned	2012	4,411

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

6302 Route 309 New Tripoli, PA 18066	Owned	2012	3,460

1065 Highway 315 Wilkes Barre, PA 18702	Leased	2014	7,536

300 Mulberry Street Scranton, PA 18503	Leased	2014	3,800

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

414 West Broad Street Bethlehem, PA 18018	Owned	2012	3,604

The net book value of our premises, land and equipment was $16.6 million at September 30, 2015.

*	Company has previously disclosed that branch is closing December 23, 2015.

Item 3.	Legal Proceedings

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

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2015 was 2,039. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp, Inc.’s common stock for the periods ended September 30, 2014 and September 30, 2015. The following information was provided by the Nasdaq Stock Market.

Fiscal 2015	High	Low	Dividends
Quarter ended September 30, 2015	$13.08	$12.28	$0.09
Quarter ended June 30, 2015	13.09	12.72	0.09
Quarter ended March 31, 2015	12.99	11.67	0.09
Quarter ended December 31, 2014	12.00	11.19	0.07

Fiscal 2014	High	Low	Dividends
Quarter ended September 30, 2014	$11.73	$10.96	$0.07
Quarter ended June 30, 2014	11.23	10.26	0.07
Quarter ended March 31, 2014	11.75	10.65	0.07
Quarter ended December 31, 2013	11.64	10.33	0.05

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. We began to pay quarterly cash dividends in the third quarter of fiscal 2008. Our dividend was increased from $0.07 per share to $0.09 per share in the second quarter of fiscal 2015. In determining whether and in what amount to pay a cash dividend in the future, the Board will take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will not be reduced or eliminated in the future.

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

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock between September 30, 2010 and September 30, 2015, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

Total Return Performance
ESSA Bancorp, Inc.
SNL Thrift Index
Russell 2000
Index Value
200
175
150
125
100
75
50
09/30/10
09/30/11
09/30/12
09/30/13
09/30/14
09/30/15

	Period Ending
Index	09/30/10	09/30/11	09/30/12	09/30/13	09/30/14	09/30/15
ESSA Bancorp, Inc.	100.00	90.25	91.00	93.00	103.24	121.65
SNL Thrift Index	100.00	84.79	110.19	132.66	146.32	174.75
Russell 2000	100.00	96.47	127.25	165.50	172.01	174.15

Source: SNL Financial LC, Charlottesville, NC

Through the year ended September 30, 2014, the Company repurchased a total of 6,627,100 shares of its common stock pursuant to five repurchase programs. In February 2014, the Company announced a sixth repurchase program to repurchase up to an additional 5% of its outstanding stock. During the year ended September 30, 2015, the Company purchased 261,600 shares at a weighted average cost of $12.11 per share. The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2015.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 31, 2015	6,500	$12.89	6,500	84,900
August 31, 2015	5,200	12.57	5,200	79,700
September 30, 2015	57,000	13.02	57,000	22,700

Total	68,700	$12.93	68,700	22,700

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of ESSA Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,606,544	$1,574,815	$1,372,315	$1,418,786	$1,097,480
Cash and cash equivalents	18,758	22,301	26,648	15,550	41,694
Investment securities:
Available for sale	379,407	383,078	315,622	329,585	245,393
Loans, net	1,102,118	1,058,267	928,230	950,355	738,619
Regulatory stock	13,831	14,284	9,415	21,914	16,882
Premises and equipment	16,553	16,957	15,747	16,170	11,494
Bank owned life insurance	30,655	29,720	28,797	27,848	23,256
Deposits	1,096,754	1,133,889	1,041,059	995,634	637,924
Borrowed funds	320,440	259,320	152,260	234,741	288,410
Equity	171,280	167,309	166,446	175,411	161,679

	For the Years Ended September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Data:

Interest income	$54,179	$50,776	$51,102	$45,200	$47,176
Interest expense	10,390	10,627	11,257	16,132	18,280

Net interest income	43,789	40,149	39,845	29,068	28,896
Provision for loan losses	2,075	2,350	3,750	2,550	2,055

Net interest income after provision for loan losses	41,714	37,799	36,095	26,518	26,841
Non-interest income	7,896	7,407	8,024	6,735	6,325
Non-interest expense	36,865	33,811	32,462	33,005	26,045

Income before income tax expense	12,745	11,395	11,657	248	7,121
Income tax expense	2,954	2,891	2,834	33	1,863

Net income	$9,791	$8,504	$8,823	$215	$5,258

Earnings per share
Basic	$0.94	$0.79	$0.76	$0.02	$0.46

Diluted	$0.93	$0.79	$0.76	$0.02	$0.46

	At or For the Years Ended September 30,
	2015	2014	2013	2012	2011

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.62%	0.59%	0.64%	0.02%	0.48%
Return on average equity	5.68%	5.01%	5.12%	0.13%	3.15%
Interest rate spread(1)	2.89%	2.89%	2.97%	2.42%	2.47%
Net interest margin(2)	2.96%	2.97%	3.08%	2.65%	2.78%
Efficiency ratio(3)	71.33%	71.10%	67.81%	91.90%	75.62%
Noninterest expense to average total assets	2.33%	2.32%	2.34%	2.84%	2.39%
Average interest-earning assets to average interest-bearing liabilities	113.81%	112.36%	113.50%	116.55%	117.90%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.41%	1.58%	1.89%	1.92%	1.26%
Non-performing loans as a percent of total loans	1.81%	2.08%	2.55%	2.53%	1.54%
Allowance for loan losses as a percent of non-performing loans	44.36%	38.98%	33.79%	30.12%	71.04%
Allowance for loan losses as a percent of total loans	0.80%	0.81%	0.86%	0.76%	1.09%
Allowance for loan losses as a percent of non-performing loans excluding acquired loans	72.89%	65.78%	50.33%	49.34%	—
Allowance for loan losses as a percent of total loans excluding acquired loans	0.98%	1.07%	1.03%	0.97%	—

Capital Ratios:
Total risk-based capital (to risk weighted assets) (4)	16.35%	16.98%	20.35%	19.71%	28.54%
Common equity Tier 1 capital (to risk weighted assets) (4)	15.47%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital (to risk weighted assets) (4)	15.47%	16.08%	19.42%	18.81%	27.30%
Tangible capital (to tangible assets)	10.03%	10.04%	11.03%	11.08%	14.18%
Tier 1 leverage (core) capital (to adjusted tangible assets) (4)	10.03%	10.04%	11.03%	11.08%	14.18%
Average equity to average total assets	10.90%	11.67%	12.42%	14.30%	15.27%

Other Data:
Number of full service offices	25	27	26	26	17

(1)	The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Ratios are for ESSA Bank & Trust and do not include capital retained at the holding company level.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;

•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;

•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;

•	Remaining within our risk management parameters; and

•	Employing affordable technology to increase profitability and improve customer service.

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

Comparison of Financial Condition at September 30, 2015 and September 30, 2014

Total Assets. Total assets increased $31.7 million, or 2.0%, to $1.6 billion at September 30, 2015, compared to $1.6 billion at September 30, 2014. Increase in loans receivable were partially offset by declines in cash and cash equivalents, investment securities available for sale, and other assets.

Cash and Due from Banks. Cash and due from banks decreased $5.0 million, or 23.8%, to $15.9 million at September 30, 2015 from $20.9 million at September 30, 2014. The primary reasons for the decrease were declines in the Federal Reserve Bank’s required reserves of $2.6 million and the Company’s Federal Reserve demand deposit account of $1.3 million.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $1.5 million, or 101.3%, to $2.9 million at September 30, 2015 from $1.4 million at September 30, 2014. The primary reason for the increase was an increase in the Company’s interest bearing demand deposit account at the FHLB-Pittsburgh of $1.5 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $3.7 million, or 1.0%, to $379.4 million at September 30, 2015 from $383.1 million at September 30, 2014. The decrease was due primarily to decreases in mortgage backed securities of $28.0 million, which were offset in part by increases in other debt securities of $13.8 million, obligations of state and political subdivisions of $8.9 million and corporate obligations of $9.0 million.

Net Loans. Net loans increased $43.9 million, or 4.1%, to $1.10 billion at September 30, 2015 from $1.06 billion at September 30, 2014. The primary reasons for the increase was an increase in auto loans offset in part by a decrease in residential real estate loans. Residential real estate loans decreased by $43.6 million to $610.6 million at September 30, 2014 from $654.2 million at September 30, 2014. Commercial real estate loans increased by $9.5 million to $200.0 million at September 30, 2015 from $190.5 million at September 30, 2014. Home equity loans decreased by $1.5 to $39.9 million at September 30, 2015 from $41.4 million at September 30, 2014. Auto loans increased $61.6 million to $162.2 million at September 30, 2015 from $100.6 million at September 30, 2014.

Deposits. Deposits decreased by $37.1 million, or 3.3%, to $1.10 billion at September 30, 2015 from $1.13 billion at September 30, 2014 primarily as a result of declines in interest bearing demand accounts, money market accounts, and certificates of deposit offset in part by increases in non-interest bearing demand accounts and savings and club accounts. Overall, the changes in deposits at September 30, 2015 compared to September 30, 2014 included an increase in non-interest bearing demand accounts of $28.5 million, or 40.6%, declines in interest bearing NOW accounts of $53.7 million, or 32.7%, a decrease in money market accounts of $7.7 million, or 4.5%, an increase in savings and club accounts of $6.5 million, or 5.3%, and a decrease in certificates of deposit of $10.7 million, or 1.8%. Included in the certificates of deposit was an increase of $53.5 million, or 24.5%, in brokered certificates of deposit. The increase in brokered certificates of deposit was the result of brokered certificate being a cheaper funding source than other sources available. At September 30, 2015, the Company had $271.9 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, increased $61.1 million, or 23.6%, to $320.4 million at September 30, 2015 from $259.3 million at September 30, 2014. All borrowed funds are from the FHLB, which were more competitively priced than other wholesale funding sources.

Stockholders’ Equity. Stockholders’ equity increased by $4.0 million, or 2.4%, to $171.3 million at September 30, 2015 from $167.3 million at September 30, 2014.

Comparison of Operating Results for the Years Ended September 30, 2015 and September 30, 2014.

Net Income. Net income increased by $1.3 million, or 15.1%, to $9.8 million for the fiscal year ended September 30, 2015 from $8.5 million for the fiscal year ended September 30, 2014. An increase in net interest income, a decrease in the provision for loan losses and an increase in noninterest income were offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased by $3.7 million, or 9.1%, to $43.8 million for fiscal year 2015 from $40.1 million for fiscal year 2014, primarily due to the increase in interest income from loans and investment securities.

Interest Income. Interest income increased $3.4 million, or 6.7%, to $54.2 million for fiscal year 2015 from $50.8 million for fiscal year 2014. The increase resulted from a $128.4 million increase in average interest earning assets which had the effect of increasing interest income by $4.8 million offset in part by a decrease of 8 basis points in the overall yield on earning assets to 3.69% from 3.77% which had the effect of decreasing interest income by $1.4 million. The increase in average interest earning assets during 2015 compared to 2014 included increases in average loans of $92.6 million, average investments of $13.4 million, average mortgage backed securities of $26.8 million and average regulatory stock of $1.9 million. These increases were partially offset by a decrease in average other assets of $6.3 million. The average yield on loans decreased to 4.16% for the fiscal year 2015, from 4.38% for the fiscal year 2014. The average yields on investment securities increased to 2.77% from 2.34% and the average yields on mortgage backed securities increased to 2.04% for 2015 from 2.01% for the 2014 period.

Interest Expense. Interest expense decreased $237,000, or 2.2%, to $10.4 million for fiscal year 2015 from $10.6 million for fiscal year 2014, while average interest bearing liabilities increased by $97.4 million year over year. The decrease resulted from an 8 basis point decrease in the overall cost of interest bearing liabilities to 0.80% for fiscal 2015 from 0.88% for fiscal 2014 which had the effect of decreasing interest expense by $447,000 offset in part by an increase in average interest liabilities which had the effect of increasing interest expense by $210,000 for a net increased interest expense of $237,000. Average savings and club accounts increased by $7.7 million, average interest bearing demand deposit accounts decreased $1.8 million, average money market accounts increased $30.3 million and average certificates of deposit decreased $38.6 million. For fiscal 2015, average borrowed funds increased $99.9 million compared to fiscal 2014. The cost of money market accounts increased to 0.25% for fiscal year 2015 from 0.20% for fiscal year 2014. The cost of savings and club accounts remained unchanged at 0.05% for fiscal 2015. The cost of certificates of deposit decreased to 1.16% from 1.20% and the cost of borrowed funds decreased to 0.99% from 1.36% for fiscal years 2015 and 2014, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $2.1 million for fiscal year 2015 compared to a $2.4 million provision for the 2014 fiscal year. The allowance for loan losses was $8.9 million, or 0.80%, of loans outstanding at September 30, 2015, compared to $8.6 million, or 0.81%, of loans outstanding at September 30, 2014.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. Historically, the Bank’s loan portfolio has consisted primarily of one- to four-family residential mortgage loans. However, our current business plan calls for increases in commercial real estate loan originations. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous commercial real estate may result in large additions to the allowance for loan losses in future periods. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Non-Interest Income. Non-interest income increased $489,000, or 6.6%, to $7.9 million for the year ended September 30, 2015, from $7.4 million for the comparable 2014 period. The increase was primarily due to increases in service charges on loans of $287,000, gain on sale of investments net of $453,000, and service fees on deposit accounts of $86,000 offset in part by declines in insurance commissions of $51,000, gain on acquisition of $241,000 and other income of $52,000.

Non-Interest Expense. Non-interest expense increased $3.1 million, or 9.0%, to $36.9 million for fiscal year 2015 from $33.8 million for the comparable period in 2014. The primary reason for the increase was due to operating a larger organization as a result of the acquisition of Franklin Security Bank in 2014. Compensation and employee benefits increased $1.7 million, other expenses increased $766,000, and advertising expense increased $341,000, offset by declines in merger costs and amortization of intangible assets.

Income Taxes. Income tax expense of $3.0 million was recognized for fiscal year 2015 compared to an income tax expense of $2.9 million recognized for fiscal year 2014.

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

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. Historically, the Bank’s loan portfolio has consisted primarily of one- to four-family residential mortgage loans. However, our current business plan calls for increases in commercial real estate loan originations. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous commercial real estate may result in large additions to the allowance for loan losses in future periods. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

	For the Years Ended September 30,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1) (2)	$1,083,475	$45,067	4.16%	$990,877	$43,382	4.38%	$946,358	$44,744	4.73%
Investment securities
Taxable(3)	82,074	1,840	2.24%	82,465	1,648	2.00%	88,757	1,585	1.79%
Exempt from federal income tax(3) (4)	37,162	965	3.93%	23,386	550	3.56%	13,166	272	3.13%

Total investment securities	119,236	2,805	2.77%	105,851	2,198	2.34%	101,923	1,857	1.96%
Mortgage-backed securities	262,106	5,359	2.04%	235,320	4,737	2.01%	219,697	4,373	1.99%
Regulatory stock	13,245	930	7.02%	11,315	441	3.90%	15,635	115	0.74%
Other	3,366	18	0.53%	9,711	18	0.19%	8,849	13	0.15%

Total interest-earning assets	1,481,428	54,179	3.69%	1,353,074	50,776	3.77%	1,292,462	51,102	3.96%
Allowance for loan losses	(8,667)			(8,457)			(7,709)
Noninterest-earning assets	108,128			109,663			102,057

Total assets	$1,580,889			$1,454,280			$1,386,810

Interest-bearing liabilities:
NOW accounts	$107,782	103	0.10%	$109,615	76	0.07%	$91,201	51	0.06%
Money market accounts	186,121	465	0.25%	155,841	315	0.20%	143,103	327	0.23%
Savings and club accounts	123,028	62	0.05%	115,347	61	0.05%	104,234	50	0.05%
Certificates of deposit	584,684	6,795	1.16%	623,307	7,455	1.20%	598,759	6,980	1.17%
Borrowed funds	300,035	2,965	0.99%	200,152	2,720	1.36%	201,483	3,849	1.91%

Total interest-bearing liabilities	1,301,650	10,390	0.80%	1,204,262	10,627	0.88%	1,138,780	11,257	0.99%
Non-interest bearing demand accounts	89,333			64,253			56,467
Noninterest-bearing liabilities	17,616			16,097			19,277

Total liabilities	1,408,599			1,284,612			1,214,524
Equity	172,290			169,668			172,286

Total liabilities and equity	$1,580,889			$1,454,280			$1,386,810

Net interest income		$43,789			$40,149			$39,845

Interest rate spread			2.89%			2.89%			2.97%
Net interest-earning assets	$179,778			$148,812			$153,682

Net interest margin(5)			2.96%			2.97%			3.08%
Average interest-earning assets to average interest-bearing liabilities		113.81%			112.36%			113.50%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized costs on loans totaling $1.1 million in 2015, $10,000 in 2014 and $43,000 in 2013.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.

(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2015 vs. 2014			For the Years Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$3,932	$(2,247)	$1,685	$2,045	$(3,407)	$(1,362)
Investment securities	286	321	607	84	257	341
Mortgage-backed securities	553	69	622	322	42	364
Regulatory stock	86	403	489	(23)	349	326
Other	(18)	18	—	1	4	5

Total interest-earning assets	4,839	(1,436)	3,403	2,429	(2,755)	(326)

Interest-bearing liabilities:
NOW accounts	(1)	28	27	39	(14)	25
Money market accounts	20	130	150	30	(42)	(12)
Savings and club accounts	1	—	1	11	—	11
Certificates of deposit	(349)	(311)	(660)	309	166	475
Borrowed funds	539	(294)	245	(25)	(1,104)	(1,129)

Total interest-bearing liabilities	210	(447)	(237)	364	(994)	(630)

Net change in interest income	$4,629	$(989)	$3,640	$2,065	$(1,761)	$304

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2015, the level of net interest income at risk in a 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income. Due to the inability to reduce many deposit rates by the full 200 basis points, the Company’s net interest income at risk in a 100 basis point decline was within the Company’s policy limit of a decline of less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2015.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Ramp)	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	41,011	(1,561)	(3.7)
Static	42,572	—	—
+100	41,525	(1,047)	(2.5)
+200	40,366	(2,206)	(5.2)
+300	38,534	(4,038)	(9.5)

The above table indicates that as of September 30, 2015, in the event of a 300 basis point instantaneous increase in interest rates, the Company would experience a 9.5%, or $4.0 million, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, the Company would experience a 3.7%, or $1.6 million, decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2015.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	196,139	489	0.2
Flat	195,650	—	—
+100	179,450	(16,200)	(8.3)
+200	160,230	(35,420)	(18.1)
+300	140,028	(55,622)	(28.4)

The preceding table indicates that as of September 30, 2015, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 28.4%, or $55.6 million, decrease in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 0.2%, or $489,000, increase in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2015, $18.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $6.5 million at September 30, 2015. As of September 30, 2015, we had $320.4 million in borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $551.2 million.

At September 30, 2015, we had $84.3 million in loan commitments outstanding, which included $19.4 million in undisbursed construction loans, $31.6 million in unused home equity lines of credit and $26.9 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2015 totaled $282.4 million, or 47.4%, of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $19.3 million, $14.5 million, and $23.2 million for the years ended September 30, 2015, 2014 and 2013, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by/(used) in investing activities was $(40.4) million, $(9.7) million, and $34.2 million in fiscal years 2015, 2014 and 2013, respectively, principally reflecting our loan and investment security activities in the respective periods along with our acquisition of Franklin Security Bank in 2014. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $74.5 million, $77.8 million, and $131.3 million in the years ended September 30, 2015, 2014 and 2013, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $81.2 million, $66.3 million, and $135.1 million in the years ended September 30, 2015, 2014 and 2013, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash (used)/provided of $17.5 million in fiscal year 2015, $(9.1) million in fiscal year 2014, and $(46.3) million in fiscal year 2013. In addition, during fiscal 2015 we used $3.1 million and in fiscal 2014 we used $4.2 million and we used $14.5 million during fiscal 2013 to repurchase our stock as part of previously disclosed stock repurchase plans.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2015. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)

Long-term debt	$67,800	$118,605	$42,696	$—	$229,101
Operating leases	607	854	668	1,529	3,658
Certificates of deposit	282,444	198,069	107,995	7,819	596,327

Total	$350,851	$317,528	$151,359	$9,348	$829,086

Commitments to extend credit	$40,469	$—	$—	$43,820	$84,289

We also have obligations under our post retirement plan as described in Note 13 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $631,000 to our post retirement plan in 2016.

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

For fiscal year 2015, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth in 2013, by the

Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp, Inc.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. See the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Nominees for Directors,” “— Continuing Directors,” “— Board Meetings and Committees,” “— Executive Officers of the Bank Who Are Not Also Directors,” “Corporate Governance, Code of Ethics and Business conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on March 3, 2016 (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2015 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders	1,319,580	$12.35	398,209
Equity compensation plans not approved by stockholders	—	—	—

Total	1,319,580	$12.35	398,209

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheet - at September 30, 2015 and 2014

(C)	Consolidated Statement of Income - Years ended September 30, 2015, 2014 and 2013

(D)	Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2015, 2014 and 2013

(E)	Consolidated Statement of Cash Flows - Years ended September 30, 2015, 2014 and 2013

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

2.1	Agreement and Plan of Merger by and among ESSA Bancorp, Inc., ESSA Acquisition Corp. and Eagle National Bancorp, Inc.(1)

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(2)

3.2	Bylaws of ESSA Bancorp, Inc.(2)

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.(2)

10.1	Amended and Restated Employment Agreement for Gary S. Olson(3)

10.2	Amended and Restated Employment Agreement for Allan A. Muto(3)

10.3	Amended and Restated Employment Agreement for Diane K. Reimer(3)

10.4	Amended and Restated Employment Agreement for V. Gail Bryant (Warner)(3)

10.5	Supplemental Executive Retirement Plan(4)

10.6	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(4)

10.7	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(4)

10.8	Endorsement Split Dollar Life Insurance Agreement for Diane K. Reimer(4)

10.9	Endorsement Split Dollar Life Insurance Agreement for V. Gail Warner (Bryant)(4)

10.10	ESSA Bancorp, Inc. 2007 Equity Incentive Plan(5)

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2015.
2	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
3	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.
4	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
5	Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on April 4, 2008.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2015, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2015, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass P.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on ESSA Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015, and our report dated December 14, 2015, expressed an unqualified opinion.

/s/ S.R. Snodgras, P.C.

Wexford, Pennsylvania

December 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. These consolidated financial statements are the responsibility of ESSA Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiary as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 14, 2015, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgras, P.C.

Wexford, Pennsylvania

December 14, 2015

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2015	2014
	(dollars in thousands)
ASSETS
Cash and due from banks	$15,905	$20,884
Interest-bearing deposits with other institutions	2,853	1,417

Total cash and cash equivalents	18,758	22,301
Certificates of deposit	1,750	1,767
Investment securities available for sale, at fair value	379,407	383,078
Loans receivable (net of allowance for loan losses of $8,919 and $8,634)	1,102,118	1,058,267
Regulatory stock, at cost	13,831	14,284
Premises and equipment, net	16,553	16,957
Bank-owned life insurance	30,655	29,720
Foreclosed real estate	2,480	2,759
Intangible assets, net	1,759	2,396
Goodwill	10,259	10,259
Deferred income taxes	11,149	12,027
Other assets	17,825	21,000

TOTAL ASSETS	$1,606,544	$1,574,815

LIABILITIES
Deposits	$1,096,754	$1,133,889
Short-term borrowings	91,339	108,020
Other borrowings	229,101	151,300
Advances by borrowers for taxes and insurance	4,273	4,093
Other liabilities	13,797	10,204

TOTAL LIABILITIES	1,435,264	1,407,506

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,353,244 and 11,590,378 outstanding at September 30, 2015 and 2014, respectively)	181	181
Additional paid-in capital	182,295	182,486
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(9,627)	(10,079)
Retained earnings	83,658	77,413
Treasury stock, at cost; 6,779,851 and 6,542,717 shares at September 30, 2015 and 2014, respectively	(82,832)	(80,113)
Accumulated other comprehensive loss	(2,395)	(2,579)

TOTAL STOCKHOLDERS’ EQUITY	171,280	167,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,606,544	$1,574,815

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
INTEREST INCOME
Loans receivable, including fees	$45,067	$43,382	$44,744
Investment securities:
Taxable	7,199	6,385	5,958
Exempt from federal income tax	965	550	272
Other investment income	948	459	128

Total interest income	54,179	50,776	51,102

INTEREST EXPENSE
Deposits	7,425	7,907	7,408
Short-term borrowings	431	180	129
Other borrowings	2,534	2,540	3,720

Total interest expense	10,390	10,627	11,257

NET INTEREST INCOME	43,789	40,149	39,845
Provision for loan losses	2,075	2,350	3,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	41,714	37,799	36,095

NONINTEREST INCOME
Service fees on deposit accounts	3,271	3,185	3,133
Services charges and fees on loans	1,152	865	1,027
Trust and investment fees	901	906	853
Gain on sale of investments, net	786	333	749
Gain on sale of loans, net	—	—	426
Earnings on bank-owned life insurance	935	923	949
Insurance commissions	790	841	838
Gain on acquisition	—	241	—
Other	61	113	49

Total noninterest income	7,896	7,407	8,024

NONINTEREST EXPENSE
Compensation and employee benefits	20,606	18,920	19,002
Occupancy and equipment	4,150	4,050	3,895
Professional fees	1,983	1,883	1,868
Data processing	3,449	3,270	2,907
Advertising	974	633	574
Federal Deposit Insurance Corporation (“FDIC”) premiums	1,125	1,002	947
Gain on foreclosed real estate	(148)	(466)	(468)
Merger-related costs	285	522	—
Amortization of intangible assets	637	959	991
Other	3,804	3,038	2,746

Total noninterest expense	36,865	33,811	32,462

Income before income taxes	12,745	11,395	11,657
Income taxes	2,954	2,891	2,834

NET INCOME	$9,791	$8,504	$8,823

Earnings per share:
Basic	$0.94	$0.79	$0.76
Diluted	$0.93	$0.79	$0.76
Dividends per share	$0.34	$0.26	$0.20

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Net income	$9,791	$8,504	$8,823
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	4,240	1,210	(8,550)
Tax effect	(1,441)	(412)	2,907
Reclassification of gains recognized in net income	(786)	(333)	(749)
Tax effect	268	113	255

Net of tax amount	2,281	578	(6,137)

Pension plan adjustment:
Related to actuarial (losses) gains	(3,177)	(2,912)	4,763
Tax effect	1,080	990	(1,619)

Net of tax amount	(2,097)	(1,922)	3,144

Total other comprehensive income (loss)	184	(1,344)	(2,993)

Comprehensive income	$9,975	$7,160	$5,830

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Unallocated Common Stock Held by the ESOP			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount			Retained Earnings	Treasury Stock
		(dollars in thousands)
Balance, September 30, 2012	13,229,908	$181	$181,220	$(10,985)	$65,181	$(61,944)	$1,758	$175,411

Net income					8,823			8,823
Other comprehensive loss							(2,993)	(2,993)
Cash dividends declared ($.20 per share)					(2,295)			(2,295)
Stock-based compensation			1,516					1,516
Allocation of ESOP stock			32	453				485
Allocation of treasury shares to incentive plan	30,000		(328)			328		—
Treasury shares purchased	(1,314,344)					(14,501)		(14,501)

Balance, September 30, 2013	11,945,564	181	182,440	(10,532)	71,709	(76,117)	(1,235)	166,446

Net income					8,504			8,504
Other comprehensive loss							(1,344)	(1,344)
Cash dividends declared ($.26 per share)					(2,800)			(2,800)
Stock-based compensation			219					219
Allocation of ESOP stock			47	453				500
Allocation of treasury shares to incentive plan	14,600		(220)			220		—
Treasury shares purchased	(369,786)					(4,216)		(4,216)

Balance, September 30, 2014	11,590,378	181	182,486	(10,079)	77,413	(80,113)	(2,579)	167,309

Net income					9,791			9,791
Other comprehensive income							184	184
Cash dividends declared ($.34 per share)					(3,546)			(3,546)
Stock-based compensation			113					113
Allocation of ESOP stock			109	452				561
Allocation of treasury shares to incentive plan	21,843		(413)			413		—
Treasury shares purchased	(258,977)					(3,132)		(3,132)

Balance, September 30, 2015	11,353,244	$181	$182,295	$(9,627)	$83,658	$(82,832)	$(2,395)	$171,280

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$9,791	$8,504	$8,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,075	2,350	3,750
Provision for depreciation and amortization	1,326	1,261	1,145
Amortization and accretion of discounts and premiums, net	2,389	1,199	1,504
Net gain on sale of investment securities	(786)	(333)	(749)
Gain on sale of loans, net	—	—	(426)
Origination of mortgage loans sold	—	—	(19,530)
Proceeds from sale of mortgage loans originated for sale	—	—	19,956
Compensation expense from ESOP	561	500	485
Stock-based compensation	113	219	1,516
(Increase) decrease in accrued interest receivable	(7)	(648)	544
Increase (decrease) in accrued interest payable	35	(2)	(295)
Earnings on bank-owned life insurance	(935)	(923)	(949)
Deferred federal income taxes	784	1,386	1,188
Decrease in prepaid FDIC insurance premiums	—	—	1,934
Increase (decrease) in accrued pension liability	206	(344)	4,587
Gain on foreclosed real estate	(167)	(466)	(468)
Amortization of intangible assets	637	959	991
Gain on acquisition	—	(241)	—
Other, net	3,314	1,047	(812)

Net cash provided by operating activities	19,336	14,468	23,194

INVESTING ACTIVITIES
Purchase of certificates of deposit	(250)	—	(501)
Certificate of deposit maturities	267	—	—
Investment securities available for sale:
Proceeds from sale of investment securities	20,953	25,354	39,212
Proceeds from principal repayments and maturities	60,241	40,948	95,919
Purchases	(74,531)	(77,836)	(131,264)
Decrease (increase) in loans receivable, net	(49,790)	18,201	16,719
Redemption of regulatory stock	16,352	3,246	13,795
Purchase of regulatory stock	(15,899)	(6,546)	(1,296)
Investment in limited partnership	—	(98)	(327)
Proceeds from sale of foreclosed real estate	3,254	3,028	3,150
Capital improvements to foreclosed real estate	(85)	(151)	(96)
Investment in insurance brokerage subsidiary	—	—	(276)
Acquisition, net of cash acquired	—	(15,174)	—
Purchase of premises, equipment, and software	(878)	(677)	(806)

Net cash (used for) provided by investing activities	(40,366)	(9,705)	34,229

FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(37,135)	(78,108)	51,422
Net increase (decrease) in short-term borrowings	(16,681)	85,020	(20,281)
Proceeds from other borrowings	91,101	55,750	27,800
Repayment of other borrowings	(13,300)	(63,887)	(90,000)
Increase (decrease) in advances by borrowers for taxes and insurance	180	(869)	1,530
Purchase of treasury stock shares	(3,132)	(4,216)	(14,501)
Dividends on common stock	(3,546)	(2,800)	(2,295)

Net cash provided by (used for) financing activities	17,487	(9,110)	(46,325)

Increase (decrease) in cash and cash equivalents	(3,543)	(4,347)	11,098
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,301	26,648	15,550

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,758	$22,301	$26,648

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$10,355	$10,629	$11,552
Income taxes	375	—	662
Noncash items:
Transfers from loans to foreclosed real estate	2,723	2,623	1,699
Acquisitions:
Cash paid, net	—	11,058	—
Noncash assets acquired:
Investments available for sale	—	55,901	—
Loans receivable	—	153,218	—
Regulatory stock	—	1,569	—
Premises and equipment	—	1,802	—
Foreclosed real estate	—	436	—
Accrued interest receivable	—	3	—
Intangible assets	—	889	—
Goodwill	—	1,442	—
Deferred tax assets	—	1,031	—
Other assets	—	2,504	—

	—	218,795	—
Liabilities assumed:
Certificates of deposit	—	93,938	—
Deposits other than certificates of deposit	—	77,000	—
Borrowings	—	30,177	—
Other liabilities	—	2,265	—

	—	203,380	—

Net noncash assets acquired	$—	$15,415	$—

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. On November 6, 2014, the Company converted its status from a savings and loan holding company to a bank holding company. Earlier in the year, the Bank converted from a Pennsylvania-chartered savings association to a Pennsylvania-chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Lackawanna, and Luzerne counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures unless such loans are part of a larger relationship that is impaired or classified as a troubled debt restructuring or is more than 180 days past due.

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Central Bankers Bank stock. Regulatory stocks are carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2015.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2015 and 2014, were not impaired. Total servicing assets included in other assets as of September 30, 2015 and 2014, were $412,000 and $688,000, respectively.

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

The following tables provide information for the carrying amount of goodwill and intangible assets.

Goodwill	2015	2014
Balance at beginning of year	$10,259	$8,817
Goodwill acquired	—	1,442

Balance at end of year	$10,259	$10,259

Intangible assets	2015	2014
Balance at beginning of year	$2,396	$2,466
Intangible assets acquired	—	889
Amortization	(637)	(959)

Balance at end of year	$1,759	$2,396

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets (Continued)

Amortizable intangible assets were composed of the following:

		September 30,
		2015	2014
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)

Customer data	$3,297	$1,628	$1,145
Employment obligations	1,620	1,530	1,376

	$4,917	$3,158	$2,521

	2015	2014
Aggregate amortization expense:
As of the years ended September 30	$637	$959

Estimated future amortization expense:

2016	$510,000
2017	369,000
2018	262,000
2019	146,000
2020	139,000
2021	136,000
2022	109,000
2023	58,000
2024	30,000

$1,759,000

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

The components of accumulated other comprehensive income (loss), net of tax, as of year-end were as follows:

	2015	2014	2013
Net unrealized gain on securities available for sale	$2,930	$649	$71
Net unrecognized pension cost	(5,325)	(3,228)	(1,306)

Total	$(2,395)	$(2,579)	$(1,235)

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This Update is not expected to have a significant impact on the Company’s financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2015, 2014, and 2013.

	2015	2014	2013
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095

Average treasury stock shares	(6,682,911)	(6,284,870)	(5,475,194)

Average unearned ESOP shares	(973,168)	(1,018,444)	(1,063,720)

Average unearned nonvested shares	(22,560)	(12,351)	(34,627)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	10,454,456	10,817,430	11,559,554

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	9,787	3,485	—

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	78,887	—	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,543,130	10,820,915	11,559,554

At September 30, 2015, there were 12,230 shares of nonvested stock outstanding at a price of $11.07 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2014, there were 966 shares of nonvested stock outstanding at a price of $10.94 per share and options to purchase 1,443,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2013, there were 19,998 shares of nonvested stock outstanding at a price of $10.94 per share and options to purchase 1,443,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale are summarized as follows (in thousands):

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$130,476	$2,052	$(541)	$131,987
Freddie Mac	88,514	1,063	(286)	89,291
Governmental National Mortgage Association securities	13,201	103	(52)	13,252
Other mortgage-backed securities	2,494	—	(17)	2,477

Total mortgage-backed securities	234,685	3,218	(896)	237,007
Obligations of states and political subdivisions	50,094	1,676	(145)	51,625
U.S. government agency securities	45,799	399	(12)	46,186
Corporate obligations	22,440	157	(237)	22,360
Trust-preferred securities	1,613	98	—	1,711
Other debt securities	20,313	216	(36)	20,493

Total debt securities	374,944	5,764	(1,326)	379,382
Equity securities - financial services	25	—	—	25

Total	$374,969	$5,764	$(1,326)	$379,407

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$144,291	$1,327	$(1,550)	$144,068
Freddie Mac	99,556	548	(1,277)	98,827
Governmental National Mortgage Association securities	19,446	92	(161)	19,377
Other mortgage-backed securities	2,795	—	(15)	2,780

Total mortgage-backed securities	266,088	1,967	(3,003)	265,052
Obligations of states and political subdivisions	41,375	1,654	(258)	42,771
U.S. government agency securities	47,821	192	(383)	47,630
Corporate obligations	13,140	236	(48)	13,328
Trust-preferred securities	5,027	594	—	5,621
Other debt securities	6,618	51	(18)	6,651

Total debt securities	380,069	4,694	(3,710)	381,053
Equity securities - financial services	2,025	—	—	2,025

Total	$382,094	$4,694	$(3,710)	$383,078

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,504	$6,519
Due after one year through five years	53,267	53,908
Due after five years through ten years	61,402	62,288
Due after ten years	253,771	256,667

Total	$374,944	$379,382

For the years ended September 30, 2015, 2014, and 2013, the Company realized gross gains of $796,000, $457,000, and $766,000, and gross losses of $10,000, $124,000, and $17,000, respectively, and proceeds from the sale of investment securities of $20,953,000, $25,354,000, and $39,212,000, respectively.

Investment securities with carrying values of $93,446,000 and $136,053,000 at September 30, 2015 and 2014, respectively, were pledged to secure public deposits and other purposes as required by law.

4.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2015
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	22	$7,238	$(28)	$23,609	$(513)	$30,847	$(541)
Freddie Mac	12	1,487	(1)	15,477	(285)	16,964	(286)
Governmental National Mortgage Association securities	2	—	—	2,209	(52)	2,209	(52)
Other mortgage-backed securities	3	—	—	2,477	(17)	2,477	(17)
Obligations of states and political subdivisions	14	9,184	(57)	4,667	(88)	13,851	(145)
U.S. government agency securities	3	3,246	(12)	—	—	3,246	(12)
Corporate obligations	10	9,263	(207)	970	(30)	10,233	(237)
Other debt securities	6	5,232	(26)	1,748	(10)	6,980	(36)

Total	72	$35,650	$(331)	$51,157	$(995)	$86,807	$(1,326)

4.	UNREALIZED LOSSES ON SECURITIES (Continued)

	2014
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	39	$34,377	$(164)	$33,249	$(1,386)	$67,626	$(1,550)
Freddie Mac	36	38,210	(216)	29,269	(1,061)	67,479	(1,277)
Governmental National Mortgage Association securities	5	4,127	(22)	2,981	(139)	7,108	(161)
Other mortgage-backed securities	3	—	—	2,780	(15)	2,780	(15)
Obligations of states and political subdivisions	5	—	—	7,207	(258)	7,207	(258)
U.S. government agency securities	11	8,004	(25)	18,629	(358)	26,633	(383)
Corporate obligations	5	3,142	(32)	1,130	(16)	4,272	(48)
Other debt securities	2	1,980	(18)	—	—	1,980	(18)

Total	106	$89,840	$(477)	$95,245	$(3,233)	$185,085	$(3,710)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, other mortgage-backed securities, corporate obligations, obligations of states and political subdivisions and other debt securities.

The Company reviews its position quarterly and has asserted that at September 30, 2015 and 2014, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2015 and 2014, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

5.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2015	2014
Real estate loans:
Residential	$610,582	$654,152
Construction	878	1,367
Commercial	200,004	190,536
Commercial	34,314	25,807
Obligations of states and political subdivisions	59,820	49,177
Home equity loans and lines of credit	39,903	41,387
Auto loans	162,193	100,571
Other	3,343	3,904

	1,111,037	1,066,901
Less allowance for loan losses	8,919	8,634

Net loans	$1,102,118	$1,058,267

5.	LOANS RECEIVABLE (Continued)

Included in the September 30, 2015 balances are loans acquired from First National Community Bank and Franklin Security Bank in 2014 and First Star Bank in 2012.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended September 30, 2015 and 2014.

	September 30, 2015	September 30, 2014
Balance at beginning of period	$170	$—
Reclassification and other	228	872
Accretion	(140)	(702)

Balance at end of period	$258	$170

Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality were $228,000 and $872,000 of reclassifications from nonaccretable discounts to accretable discounts in 2015 and 2014 respectively.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2015	September 30, 2014
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$4,779	$6,177
Carrying amount	4,162	5,097

There has been $266,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2015. There has been $157,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2014. In addition, no allowance for loan losses has been reversed.

Loans serviced by the Company for others amounted to $81,659,000 and $104,810,000 at September 30, 2015 and 2014, respectively.

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2015 and 2014, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2015, 2014, and 2013, the Company had nonaccrual loans of $20,105,000, $21,912,000, and $23,279,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $188,000, $660,000, and $883,000, for the years ended September 30, 2015, 2014, and 2013, respectively.

Impaired loans for the years ended September 30 are summarized as follows (in thousands):

	2015	2014	2013
Impaired loans with a related allowance	$2,772	$3,318	$6,160
Impaired loans without a related allowance	30,099	33,647	31,066
Related allowance for loan losses	568	468	819
Average recorded balance of impaired loans	34,539	37,345	37,386
Interest income recognized	1,207	1,234	860

28

5.	LOANS RECEIVABLE (Continued)

The following table shows the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2015
Real estate loans:
Residential	$610,582	$11,985	$—	$598,597
Construction	878	—	—	878
Commercial	200,004	15,100	4,108	180,796
Commercial	34,314	204	54	34,056
Obligations of states and political subdivisions	59,820	—	—	59,820
Home equity loans and lines of credit	39,903	795	—	39,108
Auto Loans	162,193	625	—	161,568
Other	3,343	—	—	3,343

Total	$1,111,037	$28,709	$4,162	$1,078,166

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2014
Real estate loans:
Residential	$654,152	$13,528	$110	$640,514
Construction	1,367	—	—	1,367
Commercial	190,536	17,517	4,727	168,292
Commercial	25,807	456	263	25,088
Obligations of states and political subdivisions	49,177	—	—	49,177
Home equity loans and lines of credit	41,387	266	(3)	41,124
Auto Loans	100,571	101	—	100,470
Other	3,904	—	—	3,904

Total	$1,066,901	$31,868	$5,097	$1,029,936

5.	LOANS RECEIVABLE (Continued)

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2015
With no specific allowance recorded:
Real estate loans:
Residential	$9,552	$11,521	$—	$10,105	$274
Construction	—	—	—	—	—
Commercial	19,208	20,167	—	20,425	851
Commercial	258	270	—	480	10
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	731	743	—	379	7
Auto loans	350	464	—	102	3
Other	—	—	—	—	—

Subtotal	30,099	33,165	—	31,491	1,145

With an allowance recorded:
Real estate loans:
Residential	2,433	2,639	373	2,624	52
Construction	—	—	—	—	—
Commercial	—	—	—	281	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	64	93	64	43	—
Auto loans	275	275	131	100	10
Other	—	—	—	—	—

Subtotal	2,772	3,007	568	3,048	62

Total:
Real estate loans:
Residential	11,985	14,160	373	12,729	326
Construction	—	—	—	—	—
Commercial	19,208	20,167	—	20,706	851
Commercial	258	270	—	480	10
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	795	836	64	422	7
Auto loans	625	739	131	202	13
Other	—	—	—	—	—

Total	$32,871	$36,172	$568	$34,539	$1,207

5.	LOANS RECEIVABLE (Continued)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no specific allowance recorded:
Real estate loans:
Residential	$11,030	$13,225	$—	$9,687	$311
Construction	—	—	—	—	—
Commercial	21,587	22,428	—	20,200	726
Commercial	719	777	—	2,146	92
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	210	377	—	260	7
Auto loans	101	101	—	99	—
Other	—	—	—	—	—

Subtotal	33,647	36,908	—	32,392	1,136

With an allowance recorded:
Real estate loans:
Residential	2,608	2,997	334	3,330	98
Construction	—	—	—	—	—
Commercial	657	677	84	1,598	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	53	76	50	25	—
Auto loans	—	—	—	—	—
Other	—	—	—	—	—

Subtotal	3,318	3,750	468	4,953	98

Total:
Real estate loans:
Residential	13,638	16,222	334	13,017	409
Construction	—	—	—	—	—
Commercial	22,244	23,105	84	21,798	726
Commercial	719	777	—	2,146	92
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	263	453	50	285	7
Auto loans	101	101	—	99	—
Other	—	—	—	—	—

Total	$36,965	$40,658	$468	$37,345	$1,234

5.	LOANS RECEIVABLE (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2015 and 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015
Commercial real estate loans	$174,516	$4,521	$20,967	$—	$200,004
Commercial	33,801	—	513	—	34,314
Obligations of states and political subdivisions	59,820	—	—	—	59,820

Total	$268,137	$4,521	$21,480	$—	$294,138

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial real estate loans	$160,749	$8,020	$21,469	$298	$190,536
Commercial	24,874	345	588	—	25,807
Obligations of states and political subdivisions	49,177	—	—	—	49,177

Total	$234,800	$8,365	$22,057	$298	$265,520

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

5.	LOANS RECEIVABLE (Continued)

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2015 and 2014 (in thousands):

	Performing	Nonperforming	Total
September 30, 2015
Real estate loans:
Residential	$600,810	$9,772	$610,582
Construction	878	—	878
Home equity loans and lines of credit	39,213	690	39,903
Auto Loans	161,827	366	162,193
Other	3,322	21	3,343

Total	$806,050	$10,849	$816,899

	Performing	Nonperforming	Total
September 30, 2014
Real estate loans:
Residential	$644,374	$9,778	$654,152
Construction	1,367	—	1,367
Home equity loans and lines of credit	41,128	259	41,387
Auto Loans	100,571	—	100,571
Other	3,884	20	3,904

Total	$791,324	$10,057	$801,381

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2015 and 2014 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non- accrual	Total Past Due	Total Loans
September 30, 2015
Real estate loans:
Residential	$598,190	$1,575	$1,045	$—	$9,772	$12,392	$610,582
Construction	878	—	—	—	—	—	878
Commercial	190,440	137	587	—	8,840	9,564	200,004
Commercial	33,545	346	7	—	416	769	34,314
Obligations of states and political subdivisions	59,820	—	—	—	—	—	59,820
Home equity loans and lines of credit	39,136	32	45	—	690	767	39,903
Auto loans	160,272	1,375	180	—	366	1,921	162,193
Other	3,295	27	—	—	21	48	3,343

Total	$1,085,576	$3,492	$1,864	$—	$20,105	$25,461	$1,111,037

5.	LOANS RECEIVABLE (Continued)

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non- accrual	Total Past Due	Total Loans
September 30, 2014
Real estate loans:
Residential	$640,583	$2,398	$1,393	$—	$9,778	$13,569	$654,152
Construction	1,367	—	—	—	—	—	1,367
Commercial	179,319	516	89	—	10,612	11,217	190,536
Commercial	24,424	110	30	—	1,243	1,383	25,807
Obligations of states and political subdivisions	49,159	18	—	—	—	18	49,177
Home equity loans and lines of credit	40,870	225	33	—	259	517	41,387
Auto loans	100,112	426	33	—	—	459	100,571
Other	3,884	—	—	—	20	20	3,904

Total	$1,039,718	$3,693	$1,578	$—	$21,912	$27,183	$1,066,901

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2015, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2015, 2014 and 2013 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2012	$5,401	$29	$699	$474	$127	$499	$—	$22	$51	$7,302
Charge-offs	(2,401)	—	(403)	—	—	(243)	—	(6)	—	(3,053)
Recoveries	50	—	2	—	—	13	—	—	—	65
Provision	2,737	(9)	648	(137)	3	161	—	5	342	3,750

ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$—	$21	$393	$8,064

ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$—	$21	$393	$8,064
Charge-offs	(1,709)	—	(120)	(101)	—	(145)	—	(3)	—	(2,078)
Recoveries	163	—	94	20	—	18	—	3	—	298
Provision	1,332	(9)	(257)	272	33	167	459	11	342	2,350

ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634

ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
Charge-offs	(1,359)	—	(65)	(30)	—	(27)	(596)	(6)	—	(2,083)
Recoveries	76	—	84	23	—	15	87	8	—	293
Provision	850	(4)	(11)	172	26	3	1,620	(7)	(574)	2,075

ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919

Individually evaluated for impairment	$373	$—	$—	$—	$—	$64	$131	$—	$—	$568
Collectively evaluated for impairment	4,767	7	671	693	189	397	1,439	27	161	8,351

ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919

Individually evaluated for impairment	$334	$—	$84	$—	$—	$50	$—	$—	$—	$468
Collectively evaluated for impairment	5,239	11	579	528	163	420	459	32	735	8,166

ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634

5.	LOANS RECEIVABLE (Continued)

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the residential real estate, commercial, obligations of states and political subdivisions, home equity loans and line of credit, and indirect auto loans segments for the year ended September 30, 2015, due to increased loans balances and/or charge-off activity in those segments. Outstanding loan balances of indirect auto loans, which increased $61.6 million from September 30, 2014 to September 30, 2015, had the largest increase in provisions. The Company allocated decreased allowance for loan loss provisions to the construction loans, commercial real estate, and other loans segments due to declining loan balances and actual loss experience being less than previously estimated. The Company allocated increased provisions to the residential real estate, commercial and home equity loans, and lines of credit segments for the year ended September 30, 2014, due to increased charge-off activity in those segments. The Company allocated decreased allowance for loan loss provisions to the commercial real estate segment due to actual loss experience being less than previously estimated. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

5.	LOANS RECEIVABLE (Continued)

The following is a summary of troubled debt restructurings granted during the periods indicated (in thousands).

For the Year Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	14	$2,775	$2,775
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	2	175	175
Auto loans	—	—	—
Other	—	—	—

Total	16	$2,950	$2,950

	For the Year Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	9	$1,366	$1,366
Construction	—	—	—
Commercial	3	487	487
Commercial	1	279	279
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—

Total	13	$2,132	$2,132

Of the sixteen new troubled debt restructurings granted for the year ended September 30, 2015, twelve loans totaling $2.3 million were granted terms and rate concessions and three loans totaling $480,000 were granted terms concessions and one loan for $177,000 was granted an interest rate concession.

Of the thirteen new troubled debt restructurings granted for the year ended September 30, 2014, seven loans totaling $996,000 were granted terms and rate concessions and six loans totaling $1.1 million were granted terms concessions.

For the year ended September 30, 2015 there were two residential mortgages totaling $208,000 that defaulted within one year of modification. For the years ended September 30, 2014 and 2013, there were no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification.

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2015	2014

Land and land improvements	$6,167	$6,167
Buildings and leasehold improvements	16,047	15,646
Furniture, fixtures, and equipment	10,402	10,005
Construction in process	14	85

	32,630	31,903
Less accumulated depreciation	(16,077)	(14,946)

Total	$16,553	$16,957

Depreciation expense amounted to $1,131,000, $1,097,000, and $1,019,000, for the years ended September 30, 2015, 2014, and 2013, respectively.

7.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2015		2014
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Noninterest-bearing demand accounts	—%	$98,514	—%	$70,048
Interest bearing demand accounts	0.09	110,268	0.07	163,936
Money market accounts	0.23	162,418	0.23	170,158
Savings and club accounts	0.05	129,227	0.05	122,734
Certificates of deposit	1.11	596,327	1.25	607,013

Total	0.65%	$1,096,754	0.72%	$1,133,889

7.	DEPOSITS (Continued)

	2015		2014
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Certificates of deposit:
0.00 - 2.00%	0.98%	$541,503	0.97%	$503,905
2.01 - 4.00%	2.36	54,824	2.63	103,108

Total	1.11%	$596,327	1.25%	$607,013

At September 30 scheduled maturities of certificates of deposit are as follows (in thousands):

Within three months	$104,181
Three through six months	69,371
Six through twelve months	108,892
Over twelve months	313,883

Total	$596,327

Brokered deposits totaled $271,916,000 and $218,368,000 at September 30, 2015 and 2014, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $25,677,000 and $25,562,000 at September 30, 2015 and 2014, respectively.

The scheduled maturities of certificates of deposit in denominations of $100,000 or more as of September 30, 2015, are as follows (in thousands):

Within three months	$25,951
Three through six months	14,580
Six through twelve months	23,703
Over twelve months	101,013

Total	$165,247

A summary of interest expense on deposits for the years ended September 30 is as follows (in thousands):

	2015	2014	2013
Interest bearing demand accounts	$103	$76	$51
Money market accounts	465	315	327
Savings and club accounts	62	61	51
Certificates of deposits	6,795	7,455	6,979

Total	$7,425	$7,907	$7,408

8.	SHORT-TERM BORROWINGS

As of September 30, 2015 and 2014, the Company had $91,339,000 and $108,020,000 of short-term borrowings, respectively, of which $38,839,000 in 2015 and $5,020,000 in 2014 were advances on a $150,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2015, the Company had a borrowing limit of approximately $551.2 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2015	2014
Balance at year-end	$91,339	$108,020
Maximum amount outstanding at any month-end	132,533	108,020
Average balance outstanding during the year	115,006	55,204
Weighted-average interest rate:
As of year-end	0.40%	0.33%
Paid during the year	0.37%	0.33%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

9.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances (in thousands):

	Maturity Range		Weighted- Average	Stated Interest Rate Ranged
Description	From	To	Interest Rate	From	To	2015	2014
Convertible	12/5/2018	12/5/2018	3.30%	3.30%	3.30%	$5,000	$5,000
Fixed rate	11/5/2015	9/21/2020	1.58	0.63	2.85	119,951	116,300
Mid-term	10/30/2015	9/10/2018	0.81	0.45	1.27	104,150	30,000

Total						$229,101	$151,300

9.	OTHER BORROWINGS (Continued)

Maturities of FHLB long-term advances are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- Average Rate

2016	$67,800	0.94%
2017	76,030	1.05
2018	42,575	1.45
2019	34,050	2.03
2020	8,646	1.81

Total	$229,101	1.27%

Included above is one convertible note for $5,000,000 which is convertible to a variable-rate advance on specific dates at the discretion of the FHLB. Should the FHLB convert this advance, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first-mortgage loans.

10.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2015	2014	2013
Current:
Federal	$2,154	$1,505	$1,646
State	16	—	—

Total current taxes	2,170	1,505	1,646
Deferred income tax benefit	784	1,386	1,188

Total income tax provision	$2,954	$2,891	$2,834

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,032	$2,936
Employee benefit plan	2,743	1,663
Investment losses subject to Section 382 limitation	4,637	4,910
Purchase accounting adjustment	604	1,423
Other	4,093	3,964

Total gross deferred tax assets	15,109	14,896

Deferred tax liabilities:
Pension plan	1,184	1,254
Net unrealized gain on securities	1,509	335
Mortgage servicing rights	104	119
Premises and equipment	273	258
Other	890	903

Total gross deferred tax liabilities	3,960	2,869

Net deferred tax assets	$11,149	$12,027

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. The Company’s federal and state income tax returns for taxable years through 2008 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue. Tax year 2010 has also been closed. Tax year 2009 was reopened to file an amended return in June 2013.

10.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2015		2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$4,333	34.0%	$3,874	34.0%	$3,963	34.0%
Income from bank-owned life insurance	(318)	(2.5)	(314)	(2.8)	(322)	(2.8)
Tax-exempt income	(752)	(5.9)	(536)	(4.7)	(388)	(3.3)
Low-income housing credits	(254)	(2.0)	(140)	(1.2)	(289)	(2.5)
Nondeductible merger expenses	21	0.2	—	—	—	—
Other, net	(76)	(0.6)	7	0.1	(130)	(1.1)

Actual tax expense and effective rate	$2,954	23.2%	$2,891	25.4%	$2,834	24.3%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4.6 million at September 30, 2015, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The Act also provides for the recapture of deductions arising from the Bank’s applicable excess reserve, which is defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

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

The off-balance sheet commitments consist of the following (in thousands):

	2015	2014

Commitments to extend credit	$37,238	$40,615
Standby letters of credit	3,231	7,521
Unfunded lines of credit	43,820	44,039

Commitments to extend credit consist of fixed and variable rate commitments with interest rates ranging from 2.90 percent to 5.00 percent. The commitments outstanding at September 30, 2015, contractually mature in less than one year.

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

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2015 (in thousands):

2016	$607
2017	478
2018	376
2019	332
2020	336
2021 and beyond	1,273

Total	$3,402

The total rental expenses for the above leases for the years ended September 30, 2015, 2014, and 2013, were $917,000, $952,000, and $913,000, respectively. The Company also operates six offices that currently do not have long-term operating leases.

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

Employee Stock Ownership Plan (“ESOP”) (Continued)

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $561,000, $500,000, and $485,000 for the years ended September 30, 2015, 2014, and 2013, respectively.

The following table presents the components of the ESOP shares:

	2015	2014

Allocated shares	328,573	292,428

Shares committed to be released	33,962	33,962

Unreleased shares	962,251	1,007,533

Total ESOP shares	1,324,786	1,333,923

Fair value of unreleased shares (in thousands)	$12,471	$11,385

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

Certain officers, employees, and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013, 19,880 of restricted stock on July 22, 2014 and 21,843 shares of restricted stock on May 20, 2015. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2013 restricted shares vested over an 18-month service period. The 2014 restricted shares vest over a 39-month service period. The 2015 restricted shares vest over a 41 month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

13.	EMPLOYEE BENEFITS (Continued)

Equity Incentive Plan (Continued)

During the years ended September 30, 2015, 2014, and 2013, the Company recorded $95,000, $219,000, and $1.5 million of share-based compensation expense, consisting of stock option expense of $0, $0, and $458,000, and restricted stock expense of $95,000, $219,000, and $1.1 million, respectively. Expected future compensation expense relating to the 26,311 restricted shares at September 30, 2015, is $386,000 over the remaining vesting periods of two and three years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2015.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2014	1,443,379	$12.35	3.67	$—
Granted	—	—	—	—
Exercised	(5,000)	12.35	2.67	—
Forfeited	(123,799)	12.35	2.67	—

Outstanding, September 30, 2015	1,314,580	12.35	2.67	802,000

Exercisable at year-end	1,314,580	12.35	2.67	802,000

The following is a summary of the status of the Company’s restricted stock as of September 30, 2015, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2014	14,906	$11.07
Granted	21,843	13.05
Vested	(10,438)	12.11
Forfeited	—	—

Nonvested at September 30, 2015	26,311	12.30

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

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2015	2014

Change in benefit obligation:
Benefit obligation at beginning of year	$18,598	$14,997
Service cost	873	577
Interest cost	826	763
Actuarial losses	2,124	3,383
Benefits paid	(328)	(1,122)

Benefit obligation at end of year	22,093	18,598

Change in plan assets:
Fair value of plan assets at beginning of year	17,395	16,363
Actual return on plan assets	(60)	1,604
Contributions	500	550
Benefits paid	(328)	(1,122)

Fair value of plan assets at end of year	17,507	17,395

Funded status	$(4,586)	$(1,203)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2015	2014	2013
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$8,068	$4,891	$1,979

The accumulated benefit obligation for the defined benefit pension plan was $16,341,000 and $13,253,000 at September 30, 2015 and 2014, respectively.

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2015	2014	2013

Service cost	$873	$577	$702
Interest cost	826	763	716
Expected return on plan assets	(1,233)	(1,162)	(1,034)
Amortization of unrecognized loss	241	28	392

Net periodic benefit cost	$707	$206	$776

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $477,000.

Weighted-average assumptions used to determine benefit obligations:

	2015	2014

Discount rate	4.45%	4.45%
Rate of compensation increase	4.00	4.00

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2015	2014	2013

Discount rate	4.45%	5.10%	4.15%
Expected long-term return on plan assets	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2015 and 2014 (in thousands):

	September 30, 2015
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$7,074	$—	$7,074
Equity	—	10,430	—	10,430
Investment in short-term investments	—	3	—	3

Total assets at fair value	$—	$17,507	$—	$17,507

13.	EMPLOYEE BENEFITS (Continued)

Defined Benefit Plan (Continued)

	September 30, 2014
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$6,995	$—	$6,995
Equity	—	10,385	—	10,385
Investment in short-term investments	—	15	—	15

Total assets at fair value	$—	$17,395	$—	$17,395

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category, are as follows:

Asset Category	2015	2014

Cash and fixed income securities	40.3%	40.2%
Equity securities	59.6	59.7
Other	0.1	0.1

Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank expects to contribute $631,000 to its pension plan in 2016.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2016	$85
2017	92
2018	117
2019	211
2020	284
2021-2025	4,447

13.	EMPLOYEE BENEFITS (Continued)

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were suspended in January 2011.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $771,000 and $680,000 at September 30, 2015 and 2014, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $91,000 in expense related to the supplemental executive retirement plan for the year ended September 30, 2015. There was no expense related to the supplemental executive retirement plan for the years ended September 30, 2014, and 2013.

14.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2015 and 2014, was $5,212,000 and $7,860,000, respectively.

Dividend Restrictions

Federal banking laws, regulations, and policies limit the Bank’s ability to pay dividends to the Company. Dividends may be declared and paid by the Bank only out of net earnings for the then current year. A dividend may not be declared or paid if it would impair the general reserves of the Bank as required to be maintained under the Pennsylvania Banking.

15.	REGULATORY CAPITAL REQUIREMENTS

Federal regulations require the Bank and the Company to maintain certain minimum amounts of capital. Specifically, the Bank and the Company are required to maintain certain minimum dollar amounts and ratios of Total and Tier 1 capital to risk-weighted assets, of Tier 1 capital to average total assets, and common equity Tier 1 capital to risk-weighted assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2015, the Bank met all capital adequacy requirements to which it is subject.

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations established a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of tangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine requirement capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to bank holding companies and their subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality-predominantly composed of retained earnings and common stock instruments. For community banks, such as ESSA Bank & Trust, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum of Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Bank holding companies are generally subject to statutory capital requirements, which were implemented by certain of the new capital regulations described above that became effective on January 1, 2015. However, the Small Banking Holding Company Policy Statement exempts certain small bank holding companies like the Company from those requirements provided that they meet certain conditions.

As of September 30, 2015 and 2014, the FDIC categorized the Bank and the Federal Reserve categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based and Tier 1 leverage capital must be at least 10 percent, 8 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2015	2014
Total stockholders’ equity	$167,112	$164,694
Accumulated other comprehensive loss	2,395	2,579
Goodwill and certain other intangible assets	(11,005)	(12,655)
Disallowed servicing assets	—	(69)

Tier I, common equity and core capital	158,502	154,549

Allowance for loan losses	8,971	8,218

Total risk-based capital	$167,473	$162,767

15.	REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank’s actual capital ratios are presented in the following table (in thousands):

	2015		2014
	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)

Actual	$167,473	16.3%		$162,767	16.9%
For capital adequacy purposes	81,956	8.0		76,898	8.0
To be well capitalized	102,445	10.0		96,123	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$158,502	15.5%		$154,549	16.1%
For capital adequacy purposes	61,467	6.0		38,449	4.0
To be well capitalized	81,956	8.0		57,674	6.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$158,502	15.5%	$	n/a	n/a %
For capital adequacy purposes	46,100	4.5		n/a	n/a
To be well capitalized	66,589	6.5		n/a	n/a

Tier 1 capital (to adjusted assets)

Actual	$158,502	10.0%		$154,549	10.0%
For capital adequacy purposes	63,195	4.0		61,579	4.0
To be well capitalized	78,993	5.0		76,974	5.0

The Company’s ratios do not differ significantly from the Bank’s ratios presented above.

16.	FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s securities, real estate owned, and impaired loans measured at fair value as of September 30, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2015
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$—	$237,007	$—	$237,007
Obligations of states and political subdivisions	—	51,625	—	51,625
U.S. government agency securities	—	46,186	—	46,186
Corporate obligations	—	20,360	2,000	22,360
Trust-preferred securities	—	—	1,711	1,711
Other debt securities	—	19,993	500	20,493
Equity securities - financial services	25	—	—	25

Total securities	25	375,171	4,211	379,407

Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	—	—	2,480	2,480
Impaired loans	—	—	32,303	32,303
Mortgage servicing rights	—	—	412	412

	September 30, 2014
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$—	$265,052	$—	$265,052
Obligations of states and political subdivisions	—	42,771	—	42,771
U.S. government agency securities	—	47,630	—	47,630
Corporate obligations	—	13,328	—	13,328
Trust-preferred securities	—	3,891	1,730	5,621
Other debt securities	—	6,151	500	6,651
Equity securities - financial services	2,025	—	—	2,025

Total securities	2,025	378,823	2,230	383,078

Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	—	—	2,759	2,759
Impaired loans	—	—	36,497	36,497
Mortgage servicing rights	—	—	688	688

16.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the years ended September 30, 2015 and 2014 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2015	September 30, 2014
Beginning balance	$2,230	$1,800
Purchases, sales, issuances, settlements, net	2,000	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	(19)	(57)
Transfers in and/or out of Level III	—	487

	$4,211	$2,230

Financial assets and liabilities must be identified as having been valued according to a specified level of input, I, II, or III. Level I inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level II inputs utilize inputs other than quoted prices included in Level I that are observable for the asset, either directly or indirectly. Level II inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level III inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level II inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level I inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2015, 227 impaired loans with a carrying value of $32.9 million were reduced by specific valuation allowance totaling $568,000 resulting in a net fair value of $32.3 million based on Level III inputs. At September 30, 2014, 264 impaired loans with a carrying value of $37.0 million were reduced by specific valuation allowance totaling $468,000 resulting in a net fair value of $36.5 million based on Level III inputs.

16.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

September 30, 2015
Impaired loans	$32,303	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 60% (22.3%)
Foreclosed real estate owned	2,480	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (21.3%)
Mortgage servicing rights	412	Discounted cash flow	Discount rate	6% to 11% (10.1%)
			Prepayment speeds	5% to 79% (17.9%)

September 30, 2014
Impaired loans	$36,497	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (23%)
Foreclosed real estate owned	2,759	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	19% to 35% (21.2%)
Mortgage servicing rights	688	Discounted cash flow	Discount rate	6% to 11% (9.7%)
			Prepayment speeds	7% to 85% (18.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments is presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

Investment Securities Available for Sale

The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

16.	FAIR VALUE MEASUREMENTS (Continued)

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $32.9 million less their valuation allowances of $568,000 at September 30, 2015. The fair value consists of the loan balances of $37.0 million less their valuation allowances of $468,000 at September 30, 2014.

Foreclosed Real Estate Owned

Foreclosed real estate owned is measured at fair value, less cost to sell at the date of foreclosure; valuations are periodically performed by management; and the assets are carried at fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$18,758	$18,758	$—	$—	$18,758
Certificates of deposit	1,750	—	—	1,774	1,774
Investment and mortgage-backed securities available for sale	379,407	25	375,171	4,211	379,407
Loans receivable, net	1,102,118	—	—	1,123,436	1,123,436
Accrued interest receivable	5,068	5,068	—	—	5,068
Regulatory stock	13,831	13,831	—	—	13,831
Mortgage servicing rights	412	—	—	412	412
Bank-owned life insurance	30,655	30,655	—	—	30,655

Financial liabilities:
Deposits	$1,096,754	$500,427	$—	$600,250	$1,100,677
Short-term borrowings	91,339	91,339	—	—	91,339
Other borrowings	229,101	—	—	230,255	230,255
Advances by borrowers for taxes and insurance	4,273	4,273	—	—	4,273
Accrued interest payable	866	866	—	—	866

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	September 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value

Financial assets:
Cash and cash equivalents	$22,301	$22,301	$—	$—	$22,301
Certificates of deposit	1,767	—	—	1,785	1,785
Investment and mortgage-backed securities available for sale	383,078	2,025	378,823	2,230	383,078
Loans receivable, net	1,058,267	—	—	1,077,585	1,077,585
Accrued interest receivable	5,061	5,061	—	—	5,061
Regulatory stock	14,284	14,284	—	—	14,284
Mortgage servicing rights	688	—	—	688	688
Bank-owned life insurance	29,720	29,720	—	—	29,720

Financial liabilities:
Deposits	$1,133,889	$526,876	$—	$608,936	$1,135,812
Short-term borrowings	108,020	108,020	—	—	108,020
Other borrowings	151,300	—	—	151,617	151,617
Advances by borrowers for taxes and insurance	4,093	4,093	—	—	4,093
Accrued interest payable	831	831	—	—	831

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

18.	SUBSEQUENT EVENTS

Acquisition of Eagle National Bancorp, Inc.

On July 29, 2015, ESSA and Eagle National Bancorp, Inc. (“Eagle”) issued a press release announcing the signing of an Agreement and Plan of Merger (the “Merger Agreement”) by and among ESSA and Eagle pursuant to which ESSA will acquire Eagle and its wholly-owned subsidiary, Eagle National Bank.

Under the terms of the Merger Agreement, ESSA has agreed to pay $5.80 in cash for each of the 4,250,820 outstanding Eagle common shares. The aggregate cash consideration to be paid by ESSA in respect of the outstanding Eagle common shares and the cash-out of outstanding Eagle stock options is approximately $24.7 million.

It is anticipated that Eagle National Bank will be merged with and into ESSA upon completion of the transaction. At that time, Eagle National’s banking offices located in Chester and Delaware counties will become branches of ESSA. As of September 30, 2015, Eagle and ESSA had total consolidated assets of $1.8 billion, total loans of $1.2 billion and total deposits of $1.3 billion.

ESSA has received regulatory approval of the merger from the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities and the shareholders of Eagle have also approved the merger. The transaction closed at the close of business of December 4, 2015. Management is still in the process of determining the fair value adjustments that will be applied as part of the business combination accounting. As such, neither the selected pro forma balance sheet information nor the selected pro forma income statement information presented as follows includes the impact of fair value adjustments.

ESSA Bancorp, Inc. and Eagle National Bancorp, Inc.

Pro Forma Selected Balance Sheet Items (unaudited)

	September 30, 2015	September 30, 2014

ASSETS
Cash and due from financial institutions	$11,530	$27,278
Securities available for sale	418,814	416,251
Loans, net of allowance	1,227,591	1,187,475
Premises and equipment, net	17,191	17,790

LIABILITIES
Total deposits	1,254,275	1,297,996
Federal Home Loan Bank advances	320,440	259,320
Securities sold under agreements to repurchase	1,052	1,605

SHAREHOLDERS’ EQUITY
Total shareholders’ equity	171,280	167,309

18.	SUBSEQUENT EVENTS (Continued)

The following table presents financial information regarding the former Franklin Security Bancorp, Inc. (see Note 22) and Eagle National Bancorp, Inc. The table has been prepared for comparative purposes only and is not necessarily indicative of actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

ESSA Bancorp, Inc., Eagle National Bancorp, Inc. and Franklin Security Bancorp, Inc.

Pro Forma Condensed Income Statement (unaudited)

	September 30, 2015	September 30, 2014
Net interest income	$50,238	$49,734
Total noninterest income	8,628	8,298
Net income	$9,804	$7,706

Earnings per share, basic	$0.94	$0.71
Earnings per share, diluted	$0.93	$0.71

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended September 30, 2015 and 2014, is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss) (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total

Balance at September 30, 2014	$(3,228)	$649	$(2,579)
Other comprehensive income before reclassifications	—	2,799	2,799
Amounts reclassified from accumulated other comprehensive loss	(2,097)	(518)	(2,615)

Period change	(2,097)	2,281	184

Balance at September 30, 2015	$(5,325)	$2,930	$(2,395)

Balance at September 30, 2013	$(1,306)	$71	$(1,235)
Other comprehensive income before reclassifications	—	798	798
Amounts reclassified from accumulated other comprehensive loss	(1,922)	(220)	(2,142)

Period change	(1,922)	578	(1,344)

Balance at September 30, 2014	$(3,228)	$649	$(2,579)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 34%.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended September 30, (3)		Affected Line Item in the Consolidated Statement of Income
(in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$786	$333	Gain on sale of investments, net
Related income tax expense	(268)	(113)	Income taxes

Net effect on accumulated other comprehensive loss for the period	518	220	Net of tax

Defined benefit pension plan (2):
Amortization of net (loss) gain and prior service costs	3,177	2,912	Compensation and employee benefits
Related income tax expense	(1,080)	(990)	Income taxes

Net effect on accumulated other comprehensive loss for the period	2,097	1,922	Net of tax

Total reclassifications for the period	$2,615	$2,142	Net of tax

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive loss see Note 3, “Investment Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 13, “Employee Benefits” for additional detail.
(3)	Amounts in parenthesis indicate debits.

20.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2015	2014

ASSETS
Cash and due from banks	$2,258	$758
Certificates of deposit	—	17
Investment securities available for sale	25	25
Investment in subsidiary	167,112	164,694
Premises and equipment, net	1,144	1,127
Other assets	801	784

TOTAL ASSETS	$171,340	$167,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$60	$96
Stockholders’ equity	171,280	167,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,340	$167,405

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2015	2014	2013
INCOME
Interest income	$376	$381	$408
Net gains on sale of investments	—	—	30
Dividends	8,000	27,000	15,000

Total income	8,376	27,381	15,438

EXPENSES
Professional fees	755	1,091	505
Other	64	453	527

Total expenses	819	1,544	1,032

Income before income tax expense	7,557	25,837	14,406
Income tax benefit	(118)	(905)	—

Income before equity in undistributed net earnings of subsidiary	7,675	26,742	14,406
Equity in undistributed net earnings of subsidiary	2,116	(18,238)	(5,583)

NET INCOME	$9,791	$8,504	$8,823

COMPREHENSIVE INCOME	$9,975	$7,160	$5,830

20.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$9,791	$8,504	$8,823
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(2,116)	18,238	5,583
Provision for depreciation	24	—	—
Net gains on sale of investments	—	—	(30)
(Decrease) increase in accrued income taxes	40	(888)	(12)
Decrease in accrued interest receivable	8	8	8
Deferred federal income taxes	(3)	1,480	(29)
Other, net	458	(634)	798

Net cash provided by operating activities	8,202	26,708	15,141

INVESTING ACTIVITIES
Certificate of deposit maturities	17	—	—
Business acquisitions	—	(15,174)	—
Purchase of premises, equipment and software	(41)	—	—
Proceeds from principal repayment, maturities, and sales	—	—	1,200

Net cash provided by (used for) investing activities	(24)	(15,174)	1,200

FINANCING ACTIVITIES
Repayment of trust-preferred debt	—	(6,955)	—
Purchase of treasury stock shares	(3,132)	(4,216)	(14,501)
Dividends on common stock	(3,546)	(2,800)	(2,295)

Net cash used for financing activities	(6,678)	(13,971)	(16,796)

Increase (decrease) in cash	1,500	(2,437)	(455)

CASH AT BEGINNING OF YEAR	758	3,195	3,650

CASH AT END OF YEAR	$2,258	$758	$3,195

21.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

Total interest income	$13,708	$13,580	$13,568	$13,323
Total interest expense	2,658	2,578	2,557	2,597

Net interest income	11,050	11,002	11,011	10,726
Provision for loan losses	450	525	525	575

Net interest income after provision for loan losses	10,600	10,477	10,486	10,151

Total noninterest income	1,814	1,901	1,948	2,233
Total noninterest expense	8,966	9,098	9,359	9,442

Income before income taxes	3,448	3,280	3,075	2,942
Income taxes expense	852	848	618	636

Net income	$2,596	$2,432	$2,457	$2,306

Per share data:
Net income
Basic	$0.25	$0.23	$0.24	$0.22
Diluted	$0.25	$0.23	$0.23	$0.22
Average shares outstanding
Basic	10,516,097	10,442,310	10,431,461	10,426,195
Diluted	10,516,097	10,521,147	10,565,123	10,550,243

	Three Months Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014

Total interest income	$12,182	$11,523	$13,785	$13,286
Total interest expense	2,691	2,585	2,688	2,663

Net interest income	9,491	8,938	11,097	10,623
Provision for loan losses	750	750	500	350

Net interest income after provision for loan losses	8,741	8,188	10,597	10,273

Total noninterest income	1,627	1,752	2,100	1,929
Total noninterest expense	7,748	7,884	9,095	9,085

Income before income taxes	2,620	2,056	3,602	3,117
Income taxes benefit	616	554	976	745

Net income	$2,004	$1,502	$2,626	$2,372

Per share data:
Net income
Basic	$0.18	$0.14	$0.24	$0.22
Diluted	$0.18	$0.14	$0.24	$0.22
Average shares outstanding
Basic	10,890,156	10,859,519	10,837,592	10,672,848
Diluted	10,906,229	10,859,703	10,837,592	10,687,163

22.	ACQUISITIONS

Acquisition of FNCB Branch

On January 24, 2014, the Company closed on a purchase transaction to acquire a branch facility, customer deposits, and loans of First National Community Bank (“FNCB”), the subsidiary of First National Community Bancorp, Inc., in a cash transaction. The acquired branch is located in the Monroe County, Pennsylvania market. Under the terms of the agreement, the Company acquired all of the branch facilities, customer deposits and loans of FNCB and received net cash of $4.6 million.

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

22.	ACQUISITIONS (Continued)

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

22.	ACQUISITIONS (Continued)

Acquisition of Franklin Security Bancorp, Inc. (Continued)

The following condensed statement reflects the values assigned to Franklin Security Bancorp, Inc.’s net assets as of the acquisition date:

Total purchase price	$15,698

Net assets acquired:
Cash	$(19,825)
Investments available for sale	55,901
Loans receivable	152,188
Regulatory stock	1,569
Premises and equipment, net	176
Foreclosed real estate	436
Intangible assets	889
Deferred tax assets	1,031
Other assets	2,504
Certificates of deposits	(90,869)
Deposits other than certificates of deposits	(71,317)
Borrowings	(30,177)
Other liabilities	(2,265)

Gain resulting from Franklin Security Bancorp, Inc. acquisition	$241

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 14, 2015	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson Gary S. Olson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2015

/s/ Allan A. Muto Allan A. Muto	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2015

/s/ William P. Douglass William P. Douglass	Chairman of the Board	December 14, 2015

/s/ Timothy S. Fallon Timothy S. Fallon	Director	December 14, 2015

/s/ Daniel J. Henning Daniel J. Henning	Director	December 14, 2015

/s/ Philip H. Hosbach IV Philip H. Hosbach IV	Director	December 14, 2015

/s/ Frederick E. Kutteroff Frederick E. Kutteroff	Director	December 14, 2015

/s/ Brian T. Regan Brian T. Regan	Director	December 14, 2015

/s/ Robert C. Selig, Jr. Robert C. Selig, Jr.	Director	December 14, 2015

/s/ William A. Viechnicki, D.D.S. William A. Viechnicki, D.D.S.	Director	December 14, 2015

/s/ Elizabeth B. Weekes Elizabeth B. Weekes	Director	December 14, 2015