Form 10-Q
period 2015-12-31
ESSA Bancorp, Inc.
filed 2016-02-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

As of February 2, 2016 there were 11,330,544 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Cash and due from banks	$21,448	$15,905
Interest-bearing deposits with other institutions	4,280	2,853

Total cash and cash equivalents	25,728	18,758
Certificates of deposit	1,500	1,750
Investment securities available for sale, at fair value	393,572	379,407
Loans receivable (net of allowance for loan losses of $9,257 and $8,919)	1,228,007	1,102,118
Regulatory stock, at cost	14,679	13,831
Premises and equipment, net	17,524	16,553
Bank-owned life insurance	30,885	30,655
Foreclosed real estate	2,704	2,480
Intangible assets, net	3,076	1,759
Goodwill	13,801	10,259
Deferred income taxes	13,095	11,149
Other assets	18,842	17,825

TOTAL ASSETS	$1,763,413	$1,606,544

LIABILITIES
Deposits	$1,240,170	$1,096,754
Short-term borrowings	84,052	91,339
Other borrowings	249,101	229,101
Advances by borrowers for taxes and insurance	6,992	4,273
Other liabilities	13,070	13,797

TOTAL LIABILITIES	1,593,385	1,435,264

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,330,544 and 11,353,244 outstanding at December 31, 2015 and September 30, 2015)	181	181
Additional paid in capital	182,371	182,295
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(9,513)	(9,627)
Retained earnings	84,684	83,658
Treasury stock, at cost; 6,802,551 and 6,779,851 shares outstanding at December 31, 2015 and September 30, 2015, respectively	(83,133)	(82,832)
Accumulated other comprehensive loss	(4,562)	(2,395)

TOTAL STOCKHOLDERS’ EQUITY	170,028	171,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,763,413	$1,606,544

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2015	2014
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$11,574	$11,449
Investment securities:
Taxable	1,818	1,889
Exempt from federal income tax	244	234
Other investment income	179	136

Total interest income	13,815	13,708

INTEREST EXPENSE
Deposits	1,845	1,965
Short-term borrowings	94	103
Other borrowings	784	590

Total interest expense	2,723	2,658

NET INTEREST INCOME	11,092	11,050
Provision for loan losses	600	450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,492	10,600

NONINTEREST INCOME
Service fees on deposit accounts	863	827
Services charges and fees on loans	280	315
Trust and investment fees	213	238
Gain on sale of investments	3	—
Earnings on Bank-owned life insurance	230	239
Insurance commissions	199	182
Other	29	13

Total noninterest income	1,817	1,814

NONINTEREST EXPENSE
Compensation and employee benefits	5,578	5,114
Occupancy and equipment	1,109	981
Professional fees	453	514
Data processing	919	813
Advertising	87	128
Federal Deposit Insurance Corporation (FDIC) premiums	278	292
Gain on foreclosed real estate	(10)	(38)
Merger related costs	245	—
Amortization of intangible assets	174	166
Other	953	996

Total noninterest expense	9,786	8,966

Income before income taxes	2,523	3,448
Income taxes	566	852

NET INCOME	$1,957	$2,596

Earnings per share
Basic	$0.19	$0.25
Diluted	$0.19	$0.25
Dividends per share	$0.09	$0.07

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Net income	$1,957	$2,596
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	(3,398)	2,738
Tax effect	1,154	(930)
Reclassification of gains recognized in net income	(3)	—
Tax effect	1	—

Net of tax amount	(2,246)	1,808
Pension plan adjustment:
Related to actuarial losses	120	60
Tax effect	(41)	(20)

Net of tax amount	79	40

Total other comprehensive income (loss)	(2,167)	1,848

Comprehensive income (loss)	$(210)	$4,444

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(dollars in thousands)

Balance, September 30, 2015	11,353,244	$181	$182,295	$(9,627)	$83,658	$(82,832)	$(2,395)	$171,280

Net income					1,957			1,957
Other comprehensive loss							(2,167)	(2,167)
Cash dividends declared ($.09 per share)					(931)			(931)
Stock based compensation			39					39
Allocation of ESOP stock			37	114				151
Treasury shares purchased	(22,700)					(301)		(301)

Balance, December 31, 2015	11,330,544	$181	$182,371	$(9,513)	$84,684	$(83,133)	$(4,562)	$170,028

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2015	2014
	(dollars in thousands)
OPERATING ACTIVITIES

Net income	$1,957	$2,596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	450
Provision for depreciation and amortization	392	316
Amortization and accretion of discounts and premiums, net	832	121
Gain on sale of investment securities	(3)	—
Compensation expense on ESOP	151	130
Stock based compensation	39	17
(Increase) decrease in accrued interest receivable	(348)	58
Increase in accrued interest payable	171	114
Earnings on bank-owned life insurance	(230)	(239)
Deferred federal income taxes	114	(477)
Increase in accrued pension liability	296	116
Gain on foreclosed real estate, net	(10)	(38)
Amortization of identifiable intangible assets	174	166
Other, net	(780)	216

Net cash provided by operating activities	3,355	3,546

INVESTING ACTIVITIES
Certificates of deposit maturities	250	15
Investment securities available for sale:
Proceeds from sale of investment securities	17,365	—
Proceeds from principal repayments and maturities	31,094	11,676
Purchases	(30,134)	(7,054)
Increase in loans receivable, net	(3,972)	(1,774)
Redemption of regulatory stock	4,345	4,704
Purchase of regulatory stock	(4,304)	(3,060)
Proceeds from sale of foreclosed real estate	202	455
Acquisition, net of cash acquired	(16,174)	—
Capital improvements to foreclosed real estate	—	11
Purchase of premises, equipment, and software	(400)	(275)

Net cash (used for) provided by investing activities	(1,728)	4,698

FINANCING ACTIVITIES
Decrease in deposits, net	(8,857)	(27,435)
Net increase (decrease) in short-term borrowings	(7,287)	2,859
Proceeds from other borrowings	47,300	21,129
Repayment of other borrowings	(27,300)	(7,200)
Increase in advances by borrowers for taxes and insurance	2,719	2,982
Purchase of treasury stock shares	(301)	(1,685)
Dividends on common stock	(931)	(729)

Net cash provided by (used for) financing activities	5,343	(10,079)

Increase (decrease) in cash and cash equivalents	6,970	(1,835)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,758	22,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,728	$20,466

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$2,489	$2,544
Noncash items:
Transfers from loans to foreclosed real estate	416	564

Acquisition of Eagle National Bank assets and liabilities
Noncash assets acquired
Investment securities, available for sale	36,275	—
Loans receivable	123,380	—
Federal Home Loan Bank stock	889	—
Premises and equipment	945	—
Accrued interest receivable	185	—
Intangible assets	1,491	—
Goodwill	3,542	—
Deferred tax assets	715	—
Other assets	1,989	—

Liabilities assumed:
Certificates of deposit	32,408	—
Deposits other than certificates of deposit	119,865	—
Accrued interest payable	64	—
Other liabilities	900	—

Net noncash assets acquired	16,174	—

Cash acquired	8,481	—

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. On November 6, 2014, the Company converted its status from a savings and loan holding company to a bank holding company. In addition, the Bank converted from a Pennsylvania-chartered savings association to a Pennsylvania-chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Delaware, Chester, Lackawanna, and Luzerne Counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month periods ended December 31, 2015 and 2014.

	Three months ended
	December 31, 2015	December 31, 2014
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,793,627)	(6,609,500)
Average unearned ESOP shares	(944,875)	(990,151)
Average unearned non-vested shares	(30,168)	(17,347)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,364,425	10,516,097

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	618	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	170,530	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,535,573	10,516,097

At December 31, 2015 there were 18,021 shares of nonvested stock outstanding at a price of $13.05 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2014 there were 16,820 shares of nonvested stock outstanding at a price of $11.07 per share and options to purchase 1,458,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This Update clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15,

2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements or the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$135,505	$1,015	$(1,027)	$135,493
Freddie Mac	92,675	401	(635)	92,441
Governmental National Mortgage Association	14,745	23	(119)	14,649
Other mortgage-backed securities	2,452	—	(20)	2,432

Total mortgage-backed securities	245,377	1,439	(1,801)	245,015
Obligations of states and political subdivisions	48,433	1,705	(84)	50,054
U.S. government agency securities	45,386	133	(86)	45,433
Corporate obligations	32,156	99	(435)	31,820
Trust-preferred securities	1,620	30	—	1,650
Other debt securities	19,538	125	(88)	19,575

Total debt securities	392,510	3,531	(2,494)	393,547
Equity securities - financial services	25	—	—	25

Total	$392,535	$3,531	$(2,494)	$393,572

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$130,476	$2,052	$(541)	$131,987
Freddie Mac	88,514	1,063	(286)	89,291
Governmental National Mortgage Association	13,201	103	(52)	13,252
Other mortgage-backed securities	2,494	—	(17)	2,477

Total mortgage-backed securities	234,685	3,218	(896)	237,007
Obligations of states and political subdivisions	50,094	1,676	(145)	51,625
U.S. government agency securities	45,799	399	(12)	46,186
Corporate obligations	22,440	157	(237)	22,360
Trust-preferred securities	1,613	98	—	1,711
Other debt securities	20,313	216	(36)	20,493

Total debt securities	374,944	5,764	(1,326)	379,382
Equity securities - financial services	25	—	—	25

Total	$374,969	$5,764	$(1,326)	$379,407

The amortized cost and fair value of debt securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$7,756	$7,774
Due after one year through five years	54,075	54,272
Due after five years through ten years	74,576	75,129
Due after ten years	256,103	256,372

Total	$392,510	$393,547

For the three months ended December 31, 2015, the Company realized gross gains of $3,000 and no gross losses on proceeds from the sale of investment securities of $17.4 million. During the first quarter of 2016, the Company sold $16.2 million of investment securities which were acquired in the merger with Eagle National Bancorp, Inc (“ENB”). The Company realized no gain or loss from the sale of these securities. For the three months ended December 31, 2014, the Company did not sell any investment securities.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2015
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	37	$32,234	$(235)	$23,568	$(792)	$55,802	$(1,027)
Freddie Mac	29	32,721	(196)	13,188	(439)	45,909	(635)
Governmental National Mortgage Association	8	8,351	(57)	2,047	(62)	10,398	(119)
Other mortgage-backed securities	3	—	—	2,432	(20)	2,432	(20)
Obligations of states and political subdivisions	10	7,447	(39)	2,934	(45)	10,381	(84)
U.S. government agency securities	10	25,845	(86)	—	—	25,845	(86)
Corporate obligations	17	16,925	(400)	965	(35)	17,890	(435)
Other debt securities	10	9,032	(74)	1,532	(14)	10,564	(88)

Total	124	$132,555	$(1,087)	$46,666	$(1,407)	$179,221	$(2,494)

	September 30, 2015
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fannie Mae	22	$7,238	$(28)	$23,609	$(513)	$30,847	$(541)
Freddie Mac	12	1,487	(1)	15,477	(285)	16,964	(286)
Governmental National Mortgage Association	2	—	—	2,209	(52)	2,209	(52)
Other mortgage-backed securities	3	—	—	2,477	(17)	2,477	(17)
Obligations of states and political subdivisions	14	9,184	(57)	4,667	(88)	13,851	(145)
U.S. government agency securities	3	3,246	(12)	—	—	3,246	(12)
Corporate obligations	10	9,263	(207)	970	(30)	10,233	(237)
Other debt securities	6	5,232	(26)	1,748	(10)	6,980	(36)

Total	72	$35,650	$(331)	$51,157	$(995)	$86,807	$(1,326)

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

The Company reviews its position quarterly and has asserted that at December 31, 2015, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2015	September 30, 2015
Real estate loans:
Residential	$610,041	$610,582
Construction	1,864	878
Commercial	289,838	200,004
Commercial	52,277	34,314
Obligations of states and political subdivisions	57,903	59,820
Home equity loans and lines of credit	47,940	39,903
Auto Loans	173,775	162,193
Other	3,626	3,343

	1,237,264	1,111,037
Less allowance for loan losses	9,257	8,919

Net loans	$1,228,007	$1,102,118

Included in the December 31, 2015 balances are loans acquired from Eagle National Bank, as of the acquisition date of December 4, 2015 as follows:

2015

Real estate loans:
Residential	$10,743
Commercial	87,336
Commercial	16,604
Home equity loans and lines of credit	8,632
Other	65

Total loans	$123,380

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date of December 4, 2015, was determined, primarily based on the fair value of loan collateral. The carrying value of all purchased loans acquired with deteriorated credit quality was $6.4 million at December 31, 2015.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the ENB acquisition was $3.5 million and the estimated fair value of the loans was $2.0 million. Total contractually required payments on these loans, including interest, at the acquisition date was $4.2 million. However, the Company’s preliminary estimate of expected cash flows was $2.2 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $2.0 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $240,000 on the acquisition date relating to these impaired loans.

The carrying value of the loans acquired and accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the ENB acquisition as of December 4, 2015 (in thousands):

Unpaid principal balance	$3,468
Interest	717

Contractual cash flows	4,185
Non-accretable discount	(1,973)

Expected cash flows	2,212
Accretable discount	(240)

Estimated fair value	$1,972

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Balance at beginning of period	$258	$170
Reclassification, new additions and other	240	228
Accretion	(50)	(140)

Balance at end of period	$448	$258

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2015	September 30, 2015
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$8,061	$4,779
Carrying amount	$6,428	$4,162

The following table shows the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

December 31, 2015
Real estate loans:
Residential	$610,041	$10,546	$—	$599,495
Construction	1,864	—	—	1,864
Commercial	289,838	13,173	5,790	270,875
Commercial	52,277	2,020	—	50,257
Obligations of states and political subdivisions	57,903	—	—	57,903
Home equity loans and lines of credit	47,940	688	638	46,614
Auto loans	173,775	547	—	173,228
Other	3,626	18	—	3,608

Total	$1,237,264	$26,992	$6,428	$1,203,844

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment

September 30, 2015
Real estate loans:

Residential	$610,582	$11,985	$—	$598,597
Construction	878	—	—	878
Commercial	200,004	15,100	4,108	180,796
Commercial	34,314	204	54	34,056
Obligations of states and political subdivisions	59,820	—	—	59,820
Home equity loans and lines of credit	39,903	795	—	39,108
Auto loans	162,193	625	—	161,568
Other	3,343	—	—	3,343

Total	$1,111,037	$28,709	$4,162	$1,078,166

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

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2015
With no specific allowance recorded:
Real estate loans
Residential	$7,833	$9,549	$—
Construction	—	—	—
Commercial	17,589	19,106	—
Commercial	2,011	2,027	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1,264	1,339	—
Auto loans	298	415	—
Other	18	43	—

Total	29,013	32,479	—

With an allowance recorded:
Real estate loans
Residential	2,713	3,125	349
Construction	—	—	—
Commercial	1,374	1,448	144
Commercial	9	9	9
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	62	91	62
Auto loans	249	249	159
Other	—	—	—

Total	4,407	4,922	723

Total:
Real estate loans
Residential	10,546	12,674	349
Construction	—	—	—
Commercial	18,963	20,554	144
Commercial	2,020	2,036	9
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1,326	1,430	62
Auto loans	547	664	159
Other	18	43	—

Total Impaired Loans	$33,420	$37,401	$723

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2015
With no specific allowance recorded:
Real Estate Loans
Residential	$9,552	$11,521	$—
Construction	—	—	—
Commercial	19,208	20,167	—
Commercial	258	270	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	731	743	—
Auto Loans	350	464	—
Other	—	—	—

Total	30,099	33,165	—

With an allowance recorded:
Real Estate Loans
Residential	2,433	2,639	373
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	64	93	64
Auto Loans	275	275	131
Other	—	—	—

Total	2,772	3,007	568

Total:
Real Estate Loans
Residential	11,985	14,160	373
Construction	—	—	—
Commercial	19,208	20,167	—
Commercial	258	270	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	795	836	64
Auto Loans	625	739	131
Other	—	—	—

Total Impaired Loans	$32,871	$36,172	$568

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	Three months ended
	December 31,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized

With no specific allowance recorded:
Real estate loans
Residential	$8,785	$10,929	$27	$99
Construction	—	—	—	—
Commercial	18,574	20,983	176	194
Commercial	820	889	15	2
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	962	202	2	2
Auto loans	282	—	1	—
Other	—	—	—	—

Total	29,423	33,003	221	297

With an allowance recorded:
Real estate loans
Residential	2,592	2,496	5	24
Construction	—	—	—	—
Commercial	457	578	—	—
Commercial	3	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	73	13	—	—
Auto loans	141	51	1	2
Other	—	—	—	—

Total	3,266	3,138	6	26

Total:
Real estate loans
Residential	11,377	13,425	32	123
Construction	—	—	—	—
Commercial	19,031	21,561	176	194
Commercial	823	889	15	2
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	1,035	215	2	2
Auto loans	423	51	2	2
Other	—	—	—	—

Total Impaired Loans	$32,689	$36,141	$227	$323

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2015 and September 30, 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial real estate loans	$255,955	$10,926	$22,957	$—	$289,838
Commercial	48,672	320	3,285	—	52,277
Obligations of states and political subdivisions	57,903	—	—	—	57,903

Total	$362,530	$11,246	$26,242	$—	$400,018

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015
Commercial real estate loans	$174,516	$4,521	$20,967	$—	$200,004
Commercial	33,801	—	513	—	34,314
Obligations of states and political subdivisions	59,820	—	—	—	59,820

Total	$268,137	$4,521	$21,480	$—	$294,138

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2015 and September 30, 2015 (in thousands):

	Performing	Non-performing	Total
December 31, 2015
Real estate loans:
Residential	$600,544	$9,497	$610,041
Construction	1,864	—	1,864
Home equity loans and lines of credit	46,615	1,325	47,940
Auto loans	173,228	547	173,775
Other	3,608	18	3,626

Total	$825,859	$11,387	$837,246

	Performing	Non-performing	Total
September 30, 2015
Real estate loans:
Residential	$600,810	$9,772	$610,582
Construction	878	—	878
Home equity loans and lines of credit	39,213	690	39,903
Auto loans	161,827	366	162,193
Other	3,322	21	3,343

Total	$806,050	$10,849	$816,899

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2015 and September 30, 2015 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2015
Real estate loans
Residential	$597,903	$1,883	$758	$—	$9,497	$12,138	$610,041
Construction	1,864	—	—	—	—	—	1,864
Commercial	278,220	507	337	—	10,774	11,618	289,838
Commercial	51,673	116	51	—	437	604	52,277
Obligations of states and political subdivisions	57,903	—	—	—	—	—	57,903
Home equity loans and lines of credit	46,414	157	44	—	1,325	1,526	47,940
Auto loans	171,599	1,399	230	—	547	2,176	173,775
Other	3,586	22	—	—	18	40	3,626

Total	$1,209,162	$4,084	$1,420	$—	$22,598	$28,102	$1,237,264

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2015
Real estate loans
Residential	$598,190	$1,575	$1,045	$—	$9,772	$12,392	$610,582
Construction	878	—	—	—	—	—	878
Commercial	190,440	137	587	—	8,840	9,564	200,004
Commercial	33,545	346	7	—	416	769	34,314
Obligations of states and political subdivisions	59,820	—	—	—	—	—	59,820
Home equity loans and lines of credit	39,136	32	45	—	690	767	39,903
Auto loans	160,272	1,375	180	—	366	1,921	162,193
Other	3,295	27	—	—	21	48	3,343

Total	$1,085,576	$3,492	$1,864	$—	$20,105	$25,461	$1,111,037

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2015 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following tables summarize changes in the primary segments of the ALL for the three month periods ending December 31, 2015 and 2014 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
Charge-offs	(91)	—	—	(3)	—	(25)	(188)	—	—	(307)
Recoveries	3	—	—	1	—	1	37	3	—	45
Provision	(305)	7	187	14	(2)	(48)	335	(3)	415	600

ALL balance at December 31, 2015	$4,747	$14	$858	$705	$187	$389	$1,754	$27	$576	$9,257

September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
Charge-offs	(509)	—	(11)	(27)	—	(19)	(40)	—	—	(606)
Recoveries	18	—	11	—	—	8	1	—	—	38
Provision	489	2	13	14	(18)	86	254	(6)	(384)	450

ALL balance at December 31, 2014	$5,571	$13	$676	$515	$145	$545	$674	$26	$351	$8,516

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2015 and September 30, 2015 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
Individually evaluated for impairment	$349	$—	$144	$9	$—	$62	$159	$—	$—	$723
Collectively evaluated for impairment	4,398	14	714	696	187	327	1,595	27	576	8,534

ALL Balance at December 31, 2015	$4,747	$14	$858	$705	$187	$389	$1,754	$27	$576	$9,257

Individually evaluated for impairment	$373	$—	$—	$—	$—	$64	$131	$—	$—	$568
Collectively evaluated for impairment	4,767	7	671	693	189	397	1,439	27	161	8,351

ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated decreased provisions to residential real estate, obligations of states and political subdivisions and home equity loans and lines of credit for the three month period ending December 31, 2015 due to declining loan balances and impairment evaluations in those segments. The Company allocated increased provisions to commercial real estate, commercial loans and construction loans for the three month period ending December 31, 2015 due primarily to increased loan balances and increased classified assets. The Company allocated increased provisions in auto loans due to increased loan balances, increased classified assets and increased charge off activity. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2015 and 2014 (dollars in thousands).

For the Three Months Ended December 31, 2015
Dollars in thousands
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$81	$81
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—

Total	1	$81	$81

For the Three Months Ended December 31, 2014
Dollars in thousands
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	7	$1,073	$1,073
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—

Total	7	$1,073	$1,073

The one new troubled debt restructuring granted for the three months ended December 31, 2015 was granted term concessions.

Of the seven new troubled debt restructurings granted for the three months ended December 31, 2014, four loans totaling $548,000 were granted term and rate concessions, two loans totaling $348,000 were granted term concessions and one loan totaling $177,000 was granted a rate concession.

For the three months ended December 31, 2015, no loans defaulted on a restructuring agreement within one year of modification.

For the three months ended December 31, 2014, one residential real estate loan totaling $156,000 defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2015 and September 30, 2015 included with other assets are $2.7 million and $2.5 million, respectively, of foreclosed assets. As of December 31, 2015, included within the foreclosed assets is $2.2 million of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2015, the Company has initiated formal foreclosure proceedings on $4.6 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2015	September 30, 2015
Non-interest bearing demand accounts	$152,968	$98,514
Interest bearing demand accounts	99,151	110,268
Money market accounts	214,384	162,418
Savings and club accounts	138,936	129,227
Certificates of deposit	634,731	596,327

Total	$1,240,170	$1,096,754

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2015 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2015	2014

Service Cost	$249	$218
Interest Cost	245	206
Expected return on plan assets	(311)	(308)
Amortization of unrecognized loss	120	60

Net periodic benefit cost	$303	$176

The Bank plans to contribute $650,000 to its pension plan in March 2016.

10.	Equity Incentive Plan

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

For the three months ended December 31, 2015 and 2014, the Company recorded $39,000 and $17,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the 9,932 (2014 shares) restricted shares, at December 31, 2015 is $119,000 over the remaining vesting period of 1.75 years. Expected future compensation expense relating to the 16,379 restricted shares (2015 shares) at December 31, 2015 is $235,000 over the remaining vesting period of 2.75 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended December 31, 2015.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2015	1,314,580	$12.35	2.67	$802,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, December 31, 2015	1,314,580	$12.35	2.42	$1,748,000

Exercisable at December 31, 2015	1,314,580	$12.35	2.42	$1,748,000

The following is a summary of the status of the Company’s restricted stock as of December 31, 2015, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2015	26,311	$12.30
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2015	26,311	$12.30

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of December 31, 2015 and September 30, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at December 31, 2015
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2015
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$245,015	$—	$245,015
Obligations of states and political subdivisions	—	50,054	—	50,054
U.S. government agencies	—	45,433	—	45,433
Corporate obligations	—	26,820	5,000	31,820
Trust-preferred securities	—	—	1,650	1,650
Other debt securities	—	19,089	486	19,575
Equity securities-financial services	25	—	—	25

Total debt and equity securities	$25	$386,411	$7,136	$393,572

Assets measured at fair value on a recurring basis:
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,704	$2,704
Impaired loans measured on a non-recurring basis	$—	$—	$32,697	$32,697
Mortgage servicing rights	$—	$—	$575	$575

	Fair Value Measurement at September 30, 2015
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2014
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$237,007	$—	$237,007
Obligations of states and political subdivisions	—	51,625	—	51,625
U.S. government agencies	—	46,186	—	46,186
Corporate obligations	—	20,360	2,000	22,360
Trust-preferred securities	—	—	1,711	1,711
Other debt securities	—	19,993	500	20,493
Equity securities-financial services	25	—	—	25

Total debt and equity securities	$25	$375,171	$4,211	$379,407

Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,480	$2,480
Impaired loans measured on a non-recurring basis	$—	$—	$32,303	$32,303
Mortgage Servicing rights	—	—	412	412

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended December 31, 2015 and December 31, 2014 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three months ended
	December 31, 2015	December 31, 2014
Beginning balance	$4,211	$2,230
Purchases, sales, issuances, settlements, net	3,000	—
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	(75)	(30)
Transfers in and/or out of Level III	—	—

	$7,136	$2,200

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, most of these are classified as available for sale and are reported at fair value using Level 3 inputs. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2015, 240 impaired loans with a carrying value of $33.4 million were reduced by specific valuation allowance totaling $723,000 resulting in a net fair value of $32.7 million based on Level 3 inputs. At September 30, 2015, 227 impaired loans with a carrying value of $32.9 million were reduced by a specific valuation totaling $568,000 resulting in a net fair value of $32.3 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2015:
Impaired loans	$32,697	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (20.2%)
Foreclosed real estate owned	2,704	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (18.2%)
Mortgage servicing rights	575	Discounted cash flow	Discount rate	6% to 11% (10.3%)
			Prepayment speeds	6% to 32% (14.3%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2015:
Impaired loans	$32,303	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 60% (22.3%)
Foreclosed real estate owned	2,480	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (21.3%)
Mortgage servicing rights	412	Discounted cash flow	Discount rate	6% to 11% (10.1%)
			Prepayment speeds	5% to 79% (17.9%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	December 31, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$25,728	$25,728	$—	$—	$25,728
Certificates of deposit	1,500	—	—	1,513	1,513
Investment and mortgage backed securities available for sale	393,572	25	386,411	7,136	393,572
Loans receivable, net	1,228,007	—	—	1,233,511	1,233,511
Accrued interest receivable	5,601	5,601	—	—	5,601
Regulatory stock	14,679	14,679	—	—	14,679
Mortgage servicing rights	575	—	—	575	575
Bank owned life insurance	30,885	30,885	—	—	30,885

Financial liabilities:
Deposits	$1,240,170	$605,439	$—	$636,267	$1,241,706
Short-term borrowings	84,052	84,052	—	—	84,052
Other borrowings	249,101	—	—	249,076	249,076
Advances by borrowers for taxes and insurance	6,992	6,992	—	—	6,992
Accrued interest payable	1,101	1,101	—	—	1,101

	September 30, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$18,758	$18,758	$—	$—	$18,758
Certificates of deposit	1,750	—	—	1,774	1,774
Investment and mortgage backed securities available for sale	379,407	25	375,171	4,211	379,407
Loans receivable, net	1,102,118	—	—	1,123,436	1,123,436
Accrued interest receivable	5,068	5,068	—	—	5,068
Regulatory stock	13,831	13,831	—	—	13,831
Mortgage servicing rights	412	—	—	412	412
Bank owned life insurance	30,655	30,655	—	—	30,655

Financial liabilities:
Deposits	$1,096,754	$500,427	$—	$600,250	1,100,677
Short-term borrowings	91,339	91,339	—	—	91,339
Other borrowings	229,101	—	—	230,255	230,255
Advances by borrowers for taxes and insurance	4,273	4,273	—	—	4,273
Accrued interest payable	866	866	—	—	866

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

The activity in accumulated other comprehensive income/(loss) for the three and three months ended December 31, 2015 and 2014 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at September 30, 2015	$(5,325)	$2,930	$(2,395)
Other comprehensive loss before reclassifications	—	(2,244)	(2,244)
Amounts reclassified from accumulated other comprehensive loss, net of tax	79	(2)	77

Period change	79	(2,246)	(2,167)

Balance at December 31, 2015	$(5,246)	$684	$(4,562)

Balance at September 30, 2014	$(3,228)	$649	$(2,579)
Other comprehensive income before reclassifications	—	1,808	1,808
Amounts reclassified from accumulated other comprehensive loss, net of tax	40	—	40

Period change	40	1,808	1,848

Balance at December 31, 2014	$(3,188)	$2,457	$(731)

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Three months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
	2015	2014
Securities available for sale:
Securities gains reclassified into earnings	$3	$—	Gain on sale of investments
Related income tax expense	(1)	—	Income taxes

Net effect on accumulated other comprehensive loss for the period	2	—	Net of tax

Defined benefit pension plan:
Amortization of net loss	(120)	(60)	Compensation and employee benefits
Related income tax expense	41	20	Income taxes

Net effect on accumulated other comprehensive loss for the period	$(79)	$(40)	Net of tax

Total reclassification for the period	$(77)	$(40)	Net of tax

13.	Acquisitions

Acquisition of Eagle National Bancorp, Inc.

On December 4, 2015, the Company closed on a merger transaction pursuant to which ESSA Bancorp, Inc. acquired Eagle National Bancorp, Inc. (“ENB”) and its’ wholly owned subsidiary Eagle National Bank, in a cash transaction. The acquisition added five branch locations in the Philadelphia, Pennsylvania market, establishing ESSA’s presence in that market.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of ENB, for a total cash purchase price of approximately $24.7 million. Eagle National Bank has been merged into ESSA Bank & Trust, with ESSA Bank & Trust as the surviving entity.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of ENB. The Company also recorded an identifiable intangible asset representing the core deposit base of ENB based on management’s evaluation of the cost of such deposits relative to alternative funding sources. Management used market quotations to measure the fair value of investment securities. The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. ENB’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. At the acquisition date, the Company recorded $3.5 million of purchased credit-impaired loans subject to a nonaccretable difference of $2.0 million. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans as amortized cost.

ENB’s loans without evidence of credit deterioration were measured to fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, ENB’s loan portfolio without evidence of deterioration totaled $120.7 million and was recorded at a fair value of $121.4 million.

The following condensed statement reflects the values assigned to ENB net assets as of the acquisitions date:

Total purchase price	$24,655

Net assets acquired:
Cash	$8,481
Investments available for sale	36,275
Loans receivable	123,380
Regulatory stock	889
Premises and equipment, net	945
Intangible assets	1,491
Deferred tax assets	715
Other assets	2,174
Certificates of deposits	(32,408)
Deposits other than certificates of deposits	(119,865)
Other liabilities	(964)

21,113

Goodwill resulting from the ENB merger	3,542

Results of operations for ENB prior to the acquisition date are not included in the Consolidated Statement of Income for the three month period ended December 31, 2015. The following table presents financial information regarding the former Eagle National Bank operations included in the Consolidated Statement of Income from the date of acquisition through December 31, 2015 under column “Actual from acquisition date through December 31, 2015.” In addition, the following table presents unaudited pro forma information as if the acquisition of ENB had occurred on October 1, 2014 under the “Pro Forma” columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs and amortization of fair value adjustments net of the related income tax effects are included in the amounts below.

Actual From Acquisition Date Through December 31, 2015 (in thousands)
Net interest income	$473
Non interest income	31

Net income	$14

	Pro Formas
	Three months ended December 31,
	2015	2014
	(in thousands, except per share data)
Net interest income	$12,476	$12,723
Non interest income	1,899	1,962
Net income	308	2,492
Pro forma earnings per share:
Basic	$0.03	$0.24
Diluted	$0.03	$0.24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at December 31, 2015 and September 30, 2015

Total Assets. Total assets increased by $156.9 million, or 9.8%, to $1.76 billion at December 31, 2015 from $1.61 billion at September 30, 2015. The acquisition of ENB was the primary reason for the increase. At the acquisition date of December 4, 2015, ENB had total assets of $173.7 million, including total loans of $124.2 million and total deposits of $152.2 million. After subtracting the acquisition purchase price of $24.7 million and purchase accounting adjustments, net assets contributed at the acquisition date were $153.2 million.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $7.0 million, or 37.2%, to $25.7 million at December 31, 2015 from $18.8 million at September 30, 2015. Increases in cash and due from banks of $5.5 million in interest bearing deposits with other institutions of $1.4 million were the primary reasons for the increase.

Net Loans. Net loans increased $125.9 million, or 11.4%, to $1.23 billion at December 31, 2015 from $1.10 billion at September 30, 2015. Net loans acquired from ENB in the merger were $123.4 million. During this period, construction loans increased $986,000 to $1.9 million, commercial real estate loans increased $89.8 million to $289.8 million, commercial loans increased $18.0 million to $52.3 million, home equity loans and lines of credit increased $8.0 million to $47.9 million, auto loans increased $11.6 million to $173.8 million and other loans increased $283,000 to $3.6 million. These increases were partially offset by decreases in residential loans of $541,000 to $610.0 million, and obligations of states and political subdivisions of $1.9 million to $57.9 million.

Investment Securities Available for Sale. Investment securities available for sale increased $14.2 million, or 3.7%, to $393.6 million at December 31, 2015 from $379.4 million at September 30, 2015. Net investment securities acquired from ENB in the merger were $20.3 million. The increase was due primarily to increases in mortgage backed securities of $8.0 million, and corporate obligations of $9.5 million, offset in part by decreases in obligations of states and political subdivisions of $1.6 million, US government agency securities of $753,000, trust preferred securities of $61,000 and other debt securities of $918,000.

Deposits. Deposits increased $143.4 million, or 13.1%, to $1.24 billion at December 31, 2015 from $1.10 billion at September 30, 2015 primarily as a result of the ENB acquisition. Net deposits acquired from ENB in the merger were $152.3 million. With the exception of interest bearing demand accounts, which declined $11.1 million, all deposit categories increased the largest being a $54.5 million increase in non-interest bearing demand accounts. At December 31, 2015, compared to September 30, 2015, certificates of deposit, which increased $38.4 million to $634.7 million, included an increase in brokered certificates of $22.8 million to $294.7 million.

Borrowed Funds. Borrowed funds increased by $12.7 million, or 4.0%, to $333.2 million at December 31, 2015, from $320.4 million at September 30, 2015. No borrowings were assumed from ENB in the merger. The increase in borrowed funds was due to increases in other borrowings of $20.0 million offset by a decrease in short term borrowings of $7.3 million. All borrowings at December 31, 2015 represent advances from the Pittsburgh FHLB.

Stockholders’ Equity. Stockholders’ equity decreased by $1.3 million, or 0.7% to $170.0 million at December 31, 2015 from $171.3 million at September 30, 2015. The decrease in stockholders’ equity was due to the change to accumulated other comprehensive loss, the payment of dividends and the repurchase of common stock, were partially offset by net income.

Average Balance Sheets for the Three Months Ended December 31, 2015 and 2014

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)

Interest-earning assets:
Loans(1)	$1,144,346	$11,574	4.01%	$1,067,240	$11,449	4.26%
Investment Securities
Taxable(2)	86,498	497	2.28%	80,914	505	2.48%
Exempt from federal income tax(2)(3)	40,145	244	3.65%	34,609	234	4.06%

Total investment securities	126,643	741	2.72%	115,523	739	2.95%
Mortgage-backed securities	258,653	1,321	2.03%	268,113	1,384	2.05%
Regulatory stock	14,471	175	4.80%	12,671	129	4.04%
Other	3,628	4	0.44%	3,368	7	0.82%

Total interest-earning assets	1,547,741	13,815	3.57%	1,466,915	13,708	3.74%
Allowance for loan losses	(8,981)			(8,566)
Noninterest-earning assets	111,446			112,044

Total assets	$1,650,206			$1,570,393

Interest-bearing liabilities:
Interest bearing demand accounts	$101,478	$25	0.10%	$130,681	26	0.08%
Money market accounts	176,775	102	0.23%	196,783	125	0.25%
Savings and club accounts	127,511	16	0.05%	118,418	15	0.05%
Certificates of deposit	609,525	1,702	1.11%	593,364	1,799	1.20%
Borrowed funds	332,636	878	1.05%	277,908	693	0.99%

Total interest-bearing liabilities	1,347,925	2,723	0.80%	1,317,154	2,658	0.80%
Non-interest-bearing demand accounts	110,806			68,243
Non-interest-bearing liabilities	18,833			15,070

Total liabilities	1,477,564			1,400,467
Equity	172,642			169,926

Total liabilities and equity	$1,650,206			$1,570,393

Net interest income		$11,092			$11,050

Interest rate spread			2.77%			2.94%
Net interest-earning assets	$199,816			$149,761

Net interest margin			2.84%			2.99%
Average interest-earning assets to average interest-bearing liabilities		114.82%			111.37%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and December 31, 2014

Net Income. Net income decreased $639,000, or 24.6%, to $2.0 million for the three months ended December 31, 2015 compared to net income of $2.6 million for the comparable period in 2014. The decrease was due primarily to increases in non-interest expense partially offset by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $42,000, or 0.4%, to $11.1 million for the three months ended December 31, 2015 from $11.1 million for the comparable period in 2014. The increase was primarily attributable to an increase in the Company’s average balance of net interest earning assets of $50.1 million, offset in part by a decrease in the Company’s interest rate spread to 2.77% for the three months ended December 31, 2015 from 2.94% for the comparable period in 2014. Net interest-earning assets increased primarily due to the Company’s acquisition of ENB on December 4, 2015.

Interest Income. Interest income increased $107,000, or 0.8%, to $13.8 million for the three months ended December 31, 2015 from $13.7 million for the comparable 2014 period. The increase resulted primarily from an increase in the average balance of interest earning assets of $80.8 million, offset in part by a decrease in the yield on interest earning assets of 17 basis points. The average yield on interest earning assets was 3.57% for the three months ended December 31, 2015, as compared to 3.74% for the comparable 2014 period. Loans increased on average $77.1 million between the two periods. In addition, average investment securities increased $11.1 million, mortgage-backed securities decreased $9.5 million, regulatory stock increased $1.8 million and other interest earning assets increased $260,000.

Interest Expense. Interest expense increased $65,000, or 2.5%, to $2.7 million for the three months ended December 31, 2015 from $2.7 million for the comparable 2014 period. The increase resulted from an increase in average interest bearing liabilities of $30.8 million. Increases in average balances of borrowed funds, certificates of deposit and savings and club accounts were offset by declines in interest bearing demand accounts and money market accounts. For the three months ended December 31, 2015 and 2014 the average cost of interest bearing liabilities was 0.80%.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $600,000 for the three month period ended December 31, 2015 compared to $450,000 for the three month period ended December 31, 2014. The allowance for loan losses was $9.3 million, or 0.75% of loans outstanding, at December 31, 2015, compared to $8.9 million, or 0.80% of loans outstanding at September 30, 2015. Purchased loans were initially recorded at fair market value and did not require an additional allowance at December 31, 2015.

Non-interest Income. Non-interest income increased $3,000, or 0.2%, to $1.8 million for the three months ended December 31, 2015 from $1.8 million for the comparable period in 2014.

Non-interest Expense. Non-interest expense increased $820,000, or 9.2%, to $9.8 million for the three months ended December 31, 2015 from $9.0 million for the comparable period in 2014. The primary reasons for the increase were increases in compensation and employee benefits of $464,000, occupancy and equipment of $128,000, data processing of $106,000, foreclosed real estate of $28,000, merger related costs of $245,000 and amortization of intangible assets of $8,000 which were offset in part by declines in professional fees of $61,000, advertising of $41,000 and other expenses of $43,000. The increase in compensation and employee benefits included expenses related primarily to the addition of former ENB employees as well as additional expenses related to the Company’s qualified and non-qualified benefit plans.

Income Taxes. Income tax expense decreased $286,000 to $566,000 for the three months ended December 31, 2015 from $852,000 for the comparable 2014 period. The decrease was primarily a result of the decrease in income before taxes of $925,000 for the three months ended December 31, 2015 and a decline in the effective tax rate. The effective tax rate was 22.4% for the three months ended December 31, 2015, compared to 24.7% for the 2014 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	December 31, 2015	September 30, 2015

Non-performing assets:
Non-accruing loans	$22,598	$20,105

Total non-performing loans	22,598	20,105
Foreclosed real estate	2,704	2,480
Other repossessed assets	99	64

Total non-performing assets	$25,401	$22,649

Ratio of non-performing loans to total loans	1.83%	1.81%
Ratio of non-performing loans to total assets	1.28%	1.25%
Ratio of non-performing assets to total assets	1.44%	1.41%
Ratio of allowance for loan losses to total loans	0.75%	0.80%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $2.8 million to $25.4 million at December 31, 2015 from $22.6 million at September 30, 2015. Non-performing loans increased $2.5 million to $22.6 million at December 31, 2015 from $20.1 million at September 30, 2015. The year to date increase was primarily due to the addition of non-performing loans acquired as a result of the merger with ENB. The number of nonperforming residential loans remained at 96 for December 31, 2015, and September 30, 2014. The $22.6 million of non-accruing loans at December 31, 2015 included 94 residential loans with an aggregate outstanding balance of $9.5 million, 57 commercial and commercial real estate loans with aggregate outstanding balances of $11.2 million and 57 consumer loans with aggregate balances of $1.9 million. Within the residential loan balance are $4.4 million of loans less than 90 days past due. In the quarter ended December 31, 2015, the Company identified 35 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $224,000 to $2.7 million at December 31, 2015 from $2.5 million at September 30, 2015. Foreclosed real estate consists of 28 residential properties, five building lots and three commercial properties.

At December 31, 2015, the principal balance of troubled debt restructures was $6.5 million as compared to $7.6 million at September 30, 2015. Of the $6.5 million of troubled debt restructures at December 31, 2015, $621,000 are performing loans and $5.1 million are non-accrual loans.

Of the 52 loans that comprise our troubled debt restructures at December 31, 2015, no loans were granted a rate concession at a below market interest rate. Twenty-four loans with balances totaling $3.3 million were granted market rate and terms concessions, 11 loans totaling $963,000 were granted an interest rate concession and 19 loans with balances totaling $2.3 million were granted term concessions.

As of December 31, 2015, troubled debt restructures were comprised of 47 residential loans totaling $5.6 million, 4 commercial and commercial real estate loans totaling $617,000, and three consumer (home equity loans, home equity lines and credit, and other) loans totaling $263,000.

For the three month period ended December 31, 2015, four loans totaling $508,000 were removed from non-performing TDR status due to completion of one year of consecutive timely payments, two loans totaling $298,000 were paid in full and two loans were foreclosed totaling $294,000.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended December 31, 2015, we modified eight loans totaling $1.2 million in this fashion. With regard to commercial loans, including commercial real estate loans, there were three loans in the three months ended December 31, 2015 totaling $634,000.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2015, $25.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $7.8 million at December 31, 2015. As of December 31, 2015, we had $333.2 million in borrowings outstanding from FHLBank Pittsburgh. We have access to total FHLBank advances of up to approximately $552.0 million.

At December 31, 2015, we had $138.1 million in loan commitments outstanding, which included, in part, $43.4 million in undisbursed construction loans and land development loans, $36.3 million in unused home equity lines of credit, $54.4 million in commercial lines of credit and commitments to originate commercial loans, $3.3 million in performance standby letters of credit and $734,000 in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2015 totaled $314.3 million, or 49.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.4 million and $3.5 million for the three months ended December 31, 2015 and 2014, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was ($1.7) million and $4.7 million for the three months ended December 31, 2015 and 2014, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for) of $5.3 million and ($10.1) million for the three months ended December 31, 2015 and 2014, respectively.

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

Contractual Obligations

During the first three months of fiscal 2016, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2015.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2015.

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

In addition to the risk factors relating the Company that were disclosed in response to Item 1A of Form 10-K for the year ended September 30, 2015, the following additional risk factor exists relating to the recently announced execution of a merger agreement by and among the Company and ENB, Inc., the holding company to Eagle National Bank:

The Company may fail to realize the cost savings estimated for the merger. The Company estimates that it will achieve cost savings from the merger when the two companies have been fully integrated. While the Company continues to be comfortable with these expectations, it is possible that the estimates of the potential cost savings could turn out to be incorrect. The cost savings estimates also assume the ability to combine the businesses of the Company and ENB in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or the Company is not able to successfully combine the two companies, the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the company’s share repurchases during the quarter ended December 31, 2015.

Company Purchases of Common Stock

Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 31, 2015	3,500	$12.99	3,500	19,200
November 30, 2015	18,000	13.29	18,000	1,200
December 31, 2015	1,200	13.28	1,200	—

Total	22,700	$13.24	22,700	—

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

ESSA BANCORP, INC,

Date: February 9, 2016	/s/ Gary S, Olson
Gary S, Olson
President and Chief Executive Officer

Date: February 9, 2016	/s/ Allan A, Muto
Allan A, Muto
Executive Vice President and Chief Financial Officer