Form 10-Q
period 2016-03-31
ESSA Bancorp, Inc.
filed 2016-05-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016 there were 11,379,664 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Cash and due from banks	$20,917	$15,905
Interest-bearing deposits with other institutions	2,966	2,853

Total cash and cash equivalents	23,883	18,758
Certificates of deposit	1,500	1,750
Investment securities available for sale, at fair value	389,603	379,407
Loans receivable (net of allowance for loan losses of $9,415 and $8,919)	1,235,613	1,102,118
Regulatory stock, at cost	15,492	13,831
Premises and equipment, net	17,185	16,553
Bank-owned life insurance	31,119	30,655
Foreclosed real estate	2,316	2,480
Intangible assets, net	2,852	1,759
Goodwill	13,801	10,259
Deferred income taxes	11,537	11,149
Other assets	18,388	17,825

TOTAL ASSETS	$1,763,289	$1,606,544

LIABILITIES
Deposits	$1,210,106	$1,096,754
Short-term borrowings	126,243	91,339
Other borrowings	230,601	229,101
Advances by borrowers for taxes and insurance	8,514	4,273
Other liabilities	13,264	13,797

TOTAL LIABILITIES	1,588,728	1,435,264

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized, none issued)
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,367,654 and 11,353,244 outstanding at March 31, 2016 and September 30, 2015)	181	181
Additional paid in capital	182,021	182,295
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(9,400)	(9,627)
Retained earnings	85,875	83,658
Treasury stock, at cost; 6,765,441 and 6,779,851 shares outstanding at March 31, 2016 and September 30, 2015, respectively	(82,679)	(82,832)
Accumulated other comprehensive loss	(1,437)	(2,395)

TOTAL STOCKHOLDERS’ EQUITY	174,561	171,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,763,289	$1,606,544

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$12,805	$11,100	$24,379	$22,549
Investment securities:
Taxable	1,903	1,799	3,721	3,688
Exempt from federal income tax	255	239	499	473
Other investment income	196	442	375	578

Total interest income	15,159	13,580	28,974	27,288

INTEREST EXPENSE
Deposits	1,944	1,878	3,789	3,843
Short-term borrowings	115	103	209	206
Other borrowings	816	597	1,600	1,187

Total interest expense	2,875	2,578	5,598	5,236

NET INTEREST INCOME	12,284	11,002	23,376	22,052
Provision for loan losses	600	525	1,200	975

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,684	10,477	22,176	21,077

NONINTEREST INCOME
Service fees on deposit accounts	875	757	1,738	1,584
Services charges and fees on loans	297	274	577	589
Trust and investment fees	194	204	407	442
Gain on sale of investments	365	204	368	204
Earnings on Bank-owned life insurance	234	231	464	470
Insurance commissions	217	217	416	399
Other	95	14	124	27

Total noninterest income	2,277	1,901	4,094	3,715

NONINTEREST EXPENSE
Compensation and employee benefits	6,003	5,232	11,581	10,346
Occupancy and equipment	1,422	1,134	2,531	2,115
Professional fees	672	407	1,125	921
Data processing	1,079	892	1,998	1,705
Advertising	153	224	240	352
Federal Deposit Insurance Corporation (FDIC) premiums	322	289	600	581
(Gain)/loss on foreclosed real estate	161	(137)	151	(175)
Merger related costs	—	—	245	—
Amortization of intangible assets	223	163	397	329
Other	1,071	894	2,024	1,890

Total noninterest expense	11,106	9,098	20,892	18,064

Income before income taxes	2,855	3,280	5,378	6,728
Income taxes	726	848	1,292	1,700

NET INCOME	$2,129	$2,432	$4,086	$5,028

Earnings per share
Basic	$0.20	$0.23	$0.39	$0.48
Diluted	$0.20	$0.23	$0.39	$0.48
Dividends per share	$0.09	$0.09	$0.18	$0.16

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Net income	$2,129	$2,432	$4,086	$5,028
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain	4,981	2,374	1,581	5,112
Tax effect	(1,694)	(807)	(538)	(1,737)
Reclassification of gains recognized in net income	(365)	(204)	(368)	(204)
Tax effect	124	69	125	69

Net of tax amount	3,046	1,432	800	3,240
Pension plan adjustment:
Related to actuarial losses	119	60	239	120
Tax effect	(40)	(20)	(81)	(40)

Net of tax amount	79	40	158	80

Total other comprehensive income	3,125	1,472	958	3,320

Comprehensive income	$5,254	$3,904	$5,044	$8,348

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(dollars in thousands)
Balance, September 30, 2015	11,353,244	$181	$182,295	$(9,627)	$83,658	$(82,832)	$(2,395)	$171,280
Net income					4,086			4,086
Other comprehensive income							958	958
Cash dividends declared ($.18 per share)					(1,869)			(1,869)
Stock based compensation			79					79
Allocation of ESOP stock			76	227				303
Allocation of treasury shares to incentive plan	37,110		(429)			429		—
Treasury shares purchased	(22,700)					(276)		(276)

Balance, March 31, 2016	11,367,654	$181	$182,021	$(9,400)	$85,875	$(82,679)	$(1,437)	$174,561

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2016	2015
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$4,086	$5,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	975
Provision for depreciation and amortization	876	641
Amortization and accretion of discounts and premiums, net	1,750	145
Gain on sale of investment securities	(368)	(204)
Compensation expense on ESOP	303	269
Stock based compensation	79	51
(Increase) decrease in accrued interest receivable	(477)	159
Increase/(decrease) in accrued interest payable	146	(18)
Earnings on bank-owned life insurance	(464)	(470)
Deferred federal income taxes	166	(339)
Increase in accrued pension liability	590	233
(Gain)/loss on foreclosed real estate, net	151	(175)
Amortization of identifiable intangible assets	398	329
Other, net	(223)	1,987

Net cash provided by operating activities	8,213	8,611

INVESTING ACTIVITIES
Certificates of deposit maturities	250	15
Investment securities available for sale:
Proceeds from sale of investment securities	29,022	3,319
Proceeds from principal repayments and maturities	47,903	30,318
Purchases	(50,016)	(29,317)
Increase in loans receivable, net	(13,040)	(22,416)
Redemption of regulatory stock	6,940	7,441
Purchase of regulatory stock	(7,712)	(6,801)
Proceeds from sale of foreclosed real estate	739	2,031
Acquisition, net of cash acquired	(16,174)	—
Capital improvements to foreclosed real estate	—	13
Purchase of premises, equipment, and software	(579)	(454)

Net cash used for investing activities	(2,667)	(15,851)

FINANCING ACTIVITIES
Decrease in deposits, net	(38,921)	(30,092)
Net increase in short-term borrowings	34,904	1,981
Proceeds from other borrowings	52,300	37,860
Repayment of other borrowings	(50,800)	(9,200)
Increase in advances by borrowers for taxes and insurance	4,241	4,472
Purchase of treasury stock shares	(276)	(1,803)
Dividends on common stock	(1,869)	(1,669)

Net cash provided by (used for) financing activities	(421)	1,549

Increase (decrease) in cash and cash equivalents	5,125	(5,691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,758	22,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,883	$16,610

	For the Six Months Ended March 31,
	2016	2015
	(dollars in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$5,388	$5,253
Income taxes	500	—
Noncash items:
Transfers from loans to foreclosed real estate	726	1,589
Acquisition of Eagle National Bank assets and liabilities
Noncash assets acquired
Investment securities, available for sale	36,275	—
Loans receivable	123,380	—
Federal Home Loan Bank stock	889	—
Premises and equipment	945	—
Accrued interest receivable	185	—
Intangible assets	1,491	—
Goodwill	3,542	—
Deferred tax assets	715	—
Other assets	1,989	—
Liabilities assumed:
Certificates of deposit	32,408	—
Deposits other than certificates of deposit	119,865	—
Accrued interest payable	64
Other liabilities	900	—
Net noncash assets acquired	16,174	—
Cash acquired	8,481	—

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the six month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2016 and 2015.

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,793,799)	(6,695,606)	(6,793,553)	(6,652,080)
Average unearned ESOP shares	(933,558)	(978,835)	(939,247)	(984,555)
Average unearned non-vested shares	(20,584)	(16,344)	(24,681)	(16,590)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,385,154	10,442,310	10,375,614	10,479,870

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	444	386	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	139,100	78,451	140,155	42,727

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,524,697	10,521,147	10,515,770	10,522,597

At March 31, 2016 there were 48,498 shares of nonvested stock outstanding at an average weighted price of $12.90 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2015 there were 15,290 shares of nonvested stock outstanding at a price of $11.07 per share and options to purchase 1,317,910 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and its subsidiaries and the methods of applying these principles conform to U.S. generally accepted accounting principles (“GAAP”) and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and related revenues and expenses for the period. Actual results could differ from those estimates.

4.	Recent Accounting Pronouncements:

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$134,469	$1,965	$(280)	$136,154
Freddie Mac	87,858	1,224	(155)	88,927
Governmental National Mortgage Association	14,160	88	(49)	14,199
Other mortgage-backed securities	2,409	—	(20)	2,389

Total mortgage-backed securities	238,896	3,277	(504)	241,669
Obligations of states and political subdivisions	55,272	2,324	(22)	57,574
U.S. government agency securities	32,968	363	(25)	33,306
Corporate obligations	34,852	411	(367)	34,896
Trust-preferred securities	1,628	—	(18)	1,610
Other debt securities	20,310	286	(73)	20,523

Total debt securities	383,926	6,661	(1,009)	389,578
Equity securities - financial services	25	—	—	25

Total	$383,951	$6,661	$(1,009)	$389,603

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$130,476	$2,052	$(541)	$131,987
Freddie Mac	88,514	1,063	(286)	89,291
Governmental National Mortgage Association	13,201	103	(52)	13,252
Other mortgage-backed securities	2,494	—	(17)	2,477

Total mortgage-backed securities	234,685	3,218	(896)	237,007
Obligations of states and political subdivisions	50,094	1,676	(145)	51,625
U.S. government agency securities	45,799	399	(12)	46,186
Corporate obligations	22,440	157	(237)	22,360
Trust-preferred securities	1,613	98	—	1,711
Other debt securities	20,313	216	(36)	20,493

Total debt securities	374,944	5,764	(1,326)	379,382
Equity securities - financial services	25	—	—	25

Total	$374,969	$5,764	$(1,326)	$379,407

The amortized cost and fair value of debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,253	$3,264
Due after one year through five years	51,173	51,920
Due after five years through ten years	80,458	81,861
Due after ten years	249,042	252,533

Total	$383,926	$389,578

For the three months ended March 31, 2016, the Company realized gross gains of $365,000 on proceeds from the sale of investment securities of $11.7 million. For the six months ended March 31, 2016, the Company realized gross gains of $368,000 on proceeds from the sale of investment securities of $29.0 million. During the first quarter of 2016, the Company sold $16.2 million of investment securities which were acquired in the merger with Eagle National Bancorp, Inc (“ENB”). The Company realized no gain or loss from the sale of these securities. For the three and six months ended March 31, 2015, the Company realized gross gains of $204,000 on proceeds from the sale of investment securities of $3.3 million.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2016
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	20	$7,962	$(14)	$19,159	$(266)	$27,121	$(280)
Freddie Mac	11	1,489	(9)	12,964	(146)	14,453	(155)
Governmental National Mortgage Association	5	4,392	(46)	863	(3)	5,255	(49)
Other mortgage-backed securities	3	—	—	2,388	(20)	2,388	(20)
Obligations of states and political subdivisions	6	7,867	(22)	—	—	7,867	(22)
U.S. government agency securities	2	1,894	(25)	—	—	1,894	(25)
Corporate obligations	11	10,482	(330)	963	(37)	11,445	(367)
Trust-preferred securities	2	1,610	(18)	—	—	1,610	(18)
Other debt securities	8	5,386	(45)	2,542	(28)	7,928	(73)

Total	68	$41,082	$(509)	$38,879	$(500)	$79,961	$(1,009)

	September 30, 2015
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	22	$7,238	$(28)	$23,609	$(513)	$30,847	$(541)
Freddie Mac	12	1,487	(1)	15,477	(285)	16,964	(286)
Governmental National Mortgage Association	2	—	—	2,209	(52)	2,209	(52)
Other mortgage-backed securities	3	—	—	2,477	(17)	2,477	(17)
Obligations of states and political subdivisions	14	9,184	(57)	4,667	(88)	13,851	(145)
U.S. government agency securities	3	3,246	(12)	—	—	3,246	(12)
Corporate obligations	10	9,263	(207)	970	(30)	10,233	(237)
Other debt securities	6	5,232	(26)	1,748	(10)	6,980	(36)

Total	72	$35,650	$(331)	$51,157	$(995)	$86,807	$(1,326)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, other mortgage backed securities, debt obligations of a U.S. state or political subdivision, corporate debt obligations, trust preferred securities and equity securities.

The Company reviews its position quarterly and has asserted that at March 31, 2016, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2016	September 30, 2015
Real estate loans:
Residential	$602,085	$610,582
Construction	3,135	878
Commercial	286,684	200,004
Commercial	55,170	34,314
Obligations of states and political subdivisions	59,673	59,820
Home equity loans and lines of credit	46,613	39,903
Auto Loans	188,334	162,193
Other	3,334	3,343

	1,245,028	1,111,037
Less allowance for loan losses	9,415	8,919

Net loans	$1,235,613	$1,102,118

Included in the March 31, 2016 balances are loans acquired from Eagle National Bank, as of the acquisition date of December 4, 2015 as follows:

2015
Real estate loans:
Residential	$10,743
Commercial	87,336
Commercial	16,604
Home equity loans and lines of credit	8,632
Other	65

Total loans	$123,380

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date of December 4, 2015, was determined, primarily based on the fair value of loan collateral. The carrying value of all purchased loans acquired with deteriorated credit quality was $6.0 million at March 31, 2016.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended March 31, 2016 and March 31, 2015:

	Six months ended March 31,
	2016	2015
Balance at beginning of period	$258	$170
Reclassification, new additions and other	240	—
Accretion	(133)	(14)

Balance at end of period	$365	$156

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2016	September 30, 2015
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$7,622	$4,779
Carrying amount	$5,995	$4,162

The following table shows the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
March 31, 2016
Real estate loans:
Residential	$602,085	$10,008	$—	$592,077
Construction	3,135	—	—	3,135
Commercial	286,684	13,679	4,958	268,047
Commercial	55,170	1,939	411	52,820
Obligations of states and political subdivisions	59,673	—	—	59,673
Home equity loans and lines of credit	46,613	640	626	45,347
Auto loans	188,334	707	—	187,627
Other	3,334	2	—	3,332

Total	$1,245,028	$26,975	$5,995	$1,212,058

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2015
Real estate loans:
Residential	$610,582	$11,985	$—	$598,597
Construction	878	—	—	878
Commercial	200,004	15,100	4,108	180,796
Commercial	34,314	204	54	34,056
Obligations of states and political subdivisions	59,820	—	—	59,820
Home equity loans and lines of credit	39,903	795	—	39,108
Auto loans	162,193	625	—	161,568
Other	3,343	—	—	3,343

Total	$1,111,037	$28,709	$4,162	$1,078,166

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

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2016
With no specific allowance recorded:
Real estate loans
Residential	$7,344	$9,071	$—
Construction	—	—	—
Commercial	11,944	13,862	—
Commercial	1,939	1,954	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	583	642	—
Auto loans	275	395	—
Other	2	25	—

Total	22,087	25,949	—

With an allowance recorded:
Real estate loans
Residential	2,664	3,067	343
Construction	—	—	—
Commercial	1,735	1,883	170
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	57	106	56
Auto loans	432	432	191
Other	—	—	—

Total	4,888	5,488	760

Total:
Real estate loans
Residential	10,008	12,138	343
Construction	—	—	—
Commercial	13,679	15,745	170
Commercial	1,939	1,954	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	640	748	56
Auto loans	707	827	191
Other	2	25	—

Total Impaired Loans	$26,975	$31,437	$760

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2015
With no specific allowance recorded:
Real Estate Loans
Residential	$9,552	$11,521	$—
Construction	—	—	—
Commercial	15,100	16,316	—
Commercial	204	216	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	731	743	—
Auto Loans	350	464	—
Other	—	—	—

Total	25,937	29,260	—

With an allowance recorded:
Real Estate Loans
Residential	2,433	2,639	373
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	64	93	64
Auto Loans	275	275	131
Other	—	—	—

Total	2,772	3,007	568

Total:
Real Estate Loans
Residential	11,985	14,160	373
Construction	—	—	—
Commercial	15,100	16,316	—
Commercial	204	216	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	795	836	64
Auto Loans	625	739	131
Other	—	—	—

Total Impaired Loans	$28,709	$32,267	$568

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	Three months ended
	March 31,
	2016	2015	2016	2015
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$7,296	$10,551	$22	$64
Construction	—	—	—	—
Commercial	12,128	15,247	131	190
Commercial	1,919	343	37	2
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	594	266	—	—
Auto loans	228	55	—	1
Other	—	—	—	—

Total	22,165	26,462	190	257

With an allowance recorded:
Real estate loans
Residential	2,679	2,411	4	19
Construction	—	—	—	—
Commercial	1,490	313	—	—
Commercial	6	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	59	39	—	—
Auto loans	222	67	2	1
Other	1	—	—	—

Total	4,457	2,830	6	20

Total:
Real estate loans
Residential	9,975	12,962	26	83
Construction	—	—	—	—
Commercial	13,618	15,560	131	190
Commercial	1,925	343	37	2
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	653	305	—	—
Auto loans	450	122	2	2
Other	1	—	—	—

Total Impaired Loans	$26,622	$29,292	$196	$277

	Six months ended
	March 31,
	2016	2015	2016	2015
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$8,040	$10,740	$48	$163
Construction	—	—	—	—
Commercial	12,908	15,446	307	384
Commercial	1,350	334	52	4
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	672	234	2	2
Auto loans	255	53	2	1
Other	—	—	—	—

Total	23,225	26,807	411	554

With an allowance recorded:
Real estate loans
Residential	2,636	2,453	9	43
Construction	—	—	—	—
Commercial	974	442	—	—
Commercial	4	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	66	26	—	—
Auto loans	181	101	3	3
Other	—	—	—	—

Total	3,861	3,022	12	46

Total:
Real estate loans
Residential	10,676	13,193	57	206
Construction	—	—	—	—
Commercial	13,882	15,888	307	384
Commercial	1,354	334	52	4
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	738	260	2	2
Auto loans	436	154	5	4
Other	—	—	—	—

Total Impaired Loans	$27,086	$29,829	$423	$600

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2016 and September 30, 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
March 31, 2016
Commercial real estate loans	$254,939	$10,578	$21,167	$—	$286,684
Commercial	51,561	330	3,279	—	55,170
Obligations of states and political subdivisions	59,673	—	—	—	59,673

Total	$366,173	$10,908	$24,446	$—	$401,527

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2015
Commercial real estate loans	$174,516	$4,521	$20,967	$—	$200,004
Commercial	33,801	—	513	—	34,314
Obligations of states and political subdivisions	59,820	—	—	—	59,820

Total	$268,137	$4,521	$21,480	$—	$294,138

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2016 and September 30, 2015 (in thousands):

	Performing	Non-performing	Total
March 31, 2016
Real estate loans:
Residential	$592,400	$9,685	$602,085
Construction	3,135	—	3,135
Home equity loans and lines of credit	45,322	1,291	46,613
Auto loans	187,738	596	188,334
Other	3,297	37	3,334

Total	$831,892	$11,609	$843,501

	Performing	Non-performing	Total
September 30, 2015
Real estate loans:
Residential	$600,810	$9,772	$610,582
Construction	878	—	878
Home equity loans and lines of credit	39,213	690	39,903
Auto loans	161,827	366	162,193
Other	3,322	21	3,343

Total	$806,050	$10,849	$816,899

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2016 and September 30, 2015 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2016
Real estate loans
Residential	$590,617	$1,321	$462	$—	$9,685	$11,468	$602,085
Construction	3,135	—	—	—	—	—	3,135
Commercial	275,800	214	157	—	10,513	10,884	286,684
Commercial	54,598	98	—	—	474	572	55,170
Obligations of states and political subdivisions	59,673	—	—	—	—	—	59,673
Home equity loans and lines of credit	45,109	121	92	—	1,291	1,504	46,613
Auto loans	186,764	852	122	—	596	1,570	188,334
Other	3,255	42	—	—	37	79	3,334

Total	$1,218,951	$2,648	$833	$—	$22,596	$26,077	$1,245,028

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2015
Real estate loans
Residential	$598,190	$1,575	$1,045	$—	$9,772	$12,392	$610,582
Construction	878	—	—	—	—	—	878
Commercial	190,440	137	587	—	8,840	9,564	200,004
Commercial	33,545	346	7	—	416	769	34,314
Obligations of states and political subdivisions	59,820	—	—	—	—	—	59,820
Home equity loans and lines of credit	39,136	32	45	—	690	767	39,903
Auto loans	160,272	1,375	180	—	366	1,921	162,193
Other	3,295	27	—	—	21	48	3,343

Total	$1,085,576	$3,492	$1,864	$—	$20,105	$25,461	$1,111,037

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2016 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following tables summarize changes in the primary segments of the ALL for the three and six month periods ending March 31, 2016 and 2015 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at December 31, 2015	$4,747	$14	$858	$705	$187	$389	$1,754	$27	$576	$9,257
Charge-offs	(308)	—	(9)	—	—	(29)	(234)	—	—	(580)
Recoveries	—	—	52	—	—	3	80	3	—	138
Provision	216	10	67	33	9	26	325	(5)	(81)	600

ALL balance at March 31, 2016	$4,655	$24	$968	$738	$196	$389	$1,925	$25	$495	$9,415

ALL balance at December 31, 2014	$5,571	$13	$676	$515	$145	$545	$674	$26	$351	$8,516
Charge-offs	(251)	—	(42)	—	—	—	(125)	—	—	(418)
Recoveries	4	—	20	9	—	4	8	—	—	45
Provision	(35)	4	189	111	(58)	(81)	466	4	(75)	525

ALL balance at March 31, 2015	$5,289	$17	$843	$635	$87	$468	$1,023	$30	$276	$8,668

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
Charge-offs	(399)	—	(9)	(3)	—	(54)	(422)	—	—	(887)
Recoveries	3	—	52	1	—	4	117	6	—	183
Provision	(89)	17	254	47	7	(22)	660	(8)	334	1,200

ALL balance at March 31, 2016	$4,655	$24	$968	$738	$196	$389	$1,925	$25	$495	$9,415

ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
Charge-offs	(760)	—	(53)	(27)	—	(19)	(165)	—	—	(1,024)
Recoveries	22	—	31	9	—	12	9	—	—	83
Provision	454	6	202	125	(76)	5	720	(2)	(459)	975

ALL balance at March 31, 2015	$5,289	$17	$843	$635	$87	$468	$1,023	$30	$276	$8,668

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2016 and September 30, 2015 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
Individually evaluated for impairment	$343	$—	$170	$0	$—	$56	$191	$—	$—	$760
Collectively evaluated for impairment	4,312	24	798	738	196	333	1,734	25	495	8,655

ALL Balance at March 31, 2016	$4,655	$24	$968	$738	$196	$389	$1,925	$25	$495	$9,415

Individually evaluated for impairment	$373	$—	$—	$—	$—	$64	$131	$—	$—	$568
Collectively evaluated for impairment	4,767	7	671	693	189	397	1,439	27	161	8,351

ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to residential real estate, construction loan, commercial real estate, commercial loans, obligations of states and political subdivisions and home equity loans and lines of credit for the three month period ending March 31, 2016 due to increased balances and impairment evaluations in those segments. The Company allocated decreased provisions to other loans for the three month period ending March 31, 2016 due primarily to decreased loan balances. The Company allocated increased provisions in auto loans due to increased loan balances, increased classified assets and increased charge off activity. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The Company allocated decreased provisions to residential real estate, home equity loans and lines of credit and other loans for the six month period ending March 31, 2016 due to declining loan balances and impairment evaluations in those segments. The Company allocated increased provisions to commercial real estate, obligations of states and political subdivisions, commercial loans and construction loans for the six month period ending March 31, 2016 due primarily to increased loan balances and increased classified assets. The Company allocated increased provisions in auto loans due to increased loan balances, increased classified assets and increased charge off activity. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three and six months ended March 31, 2016 and 2015 (dollars in thousands).

For the Three Months Ended March 31, 2016
Dollars in thousands
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$587	$587
Construction	—	—	—
Commercial	1	77	77
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—

Total	4	$664	$664

For the Three Months Ended March 31, 2015
Dollars in thousands
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$408	$408
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	150	150
Auto loans	—	—	—
Other	—	—	—

Total	3	$558	$558

For the Six Months Ended March 31, 2016
Dollars in thousands
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	4	$668	$668
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	77	77
Auto loans	—	—	—
Other	—	—	—

Total	5	$745	$745

For the Six Months Ended March 31, 2016
Dollars in thousands
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	9	$1,474	$1,474
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	150	150
Auto loans	—	—	—
Other	—	—	—

Total	10	$1,624	$1,624

Of the four new troubled debt restructurings granted for the three months ended March 31, 2016, two loans totaling $572,000 were granted term and rate concessions, one loans totaling $15,000 was granted term concessions and one loan totaling $77,000 was granted a rate concession.

Of the three new troubled debt restructurings granted for the three months ended March 31, 2015, two loans totaling $408,000 were granted terms and rate concessions and one loan totaling $150,000 was granted terms concessions.

Of the five new troubled debt restructurings granted for the six months ended March 31, 2016, two loans totaling $572,000 were granted term and rate concessions, two loans totaling $96,000 were granted term concessions and one loan totaling $77,000 was granted a rate concession.

Of the ten new troubled debt restructurings granted for the six months ended March 31, 2015, five loans totaling $762,000 were granted terms and rate concessions, three loans totaling $496,000 were granted terms concessions and two loans totaling $366,000 were granted rate concessions (dollars in thousands).

For the three and six months ended March 31, 2016, no loans defaulted on a restructuring agreement within one year of modification.

For the three months ended March 31, 2015, three residential real estate loans totaling $521,000 defaulted on a restructuring agreement within one year of modification. For the six months ended March 31, 2015, four residential real estate loans totaling $677,000 defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2016 and September 30, 2015 included with other assets are $2.3 million and $2.5 million, respectively, of foreclosed assets. As of March 31, 2016, included within the foreclosed assets is $1.9 million of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2016, the Company has initiated formal foreclosure proceedings on $4.7 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2016	September 30, 2015
Non-interest bearing demand accounts	$150,593	$98,514
Interest bearing demand accounts	107,563	110,268
Money market accounts	202,786	162,418
Savings and club accounts	143,406	129,227
Certificates of deposit	605,758	596,327

Total	$1,210,106	$1,096,754

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2015 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service Cost	$249	$218	$498	$436
Interest Cost	245	206	490	412
Expected return on plan assets	(311)	(308)	(622)	(616)
Amortization of unrecognized loss	119	60	239	120

Net periodic benefit cost	$302	$176	$605	$352

The Bank plans to contribute $650,000 to its pension plan in June 2016.

10.	Equity Incentive Plan

The Company maintained the ESSA Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provided for a total of 2,377,326 shares of common stock for issuance upon the grant or exercise of awards. Of the shares available under the Plan, 1,698,090 may be issued in connection with the exercise of stock options and 679,236 may be issued as restricted stock. The Plan allowed for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted stock. Options are granted at no less than the fair value of the Company’s common stock on the date of the grant.

The Company replaced the 2007 Equity Incentive Plan with the ESSA Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for a total of 250,000 shares of common stock for issuance upon the grant or exercise of awards. The 2016 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options and non-qualified stock options.

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock on May 23, 2008. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013, 19,880 of restricted stock on July 22, 2014, 21,843 shares of restricted stock on May 20, 2015 and 23,491 shares of restricted stock on March 4, 2016. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2013 restricted stock shares vested over an 18-month service period. The 2014 restricted shares vest over a 39 month service period. The 2015 restricted shares vest over a 40 month service period. The 2016 restricted shares vest over a 43 month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

For the six months ended March 31, 2016 and 2015, the Company recorded $204,000 and $51,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the 9,932 (2014 shares) restricted shares, at March 31, 2016 is $102,000 over the remaining vesting period of 1.50 years. Expected future compensation expense relating to the 16,379 restricted shares (2015 shares) at March 31, 2016 is $214,000 over the remaining vesting period of 2.5 years. Expected future compensation expense relating to the 23,491 restricted shares (2016 shares) at March 31, 2016 is $310,000 over the remaining vesting period of 3.5 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended March 31, 2016.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2015	1,314,580	$12.35	2.67	$802,000
Granted	—	—	—	—
Exercised	(140,254)	12.35	2.17	—
Forfeited	—	—	—	—

Outstanding, March 31, 2016	1,174,326	$12.35	2.17	$1,339,000

Exercisable at March 31, 2016	1,174,326	$12.35	2.17	$1,339,000

The following is a summary of the status of the Company’s restricted stock as of March 31, 2016, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2015	26,311	$12.30
Granted	23,491	13.52
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2016	49,802	$12.88

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of March 31, 2016 and September 30, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at March 31, 2016
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2016
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$241,669	$—	$241,669
Obligations of states and political subdivisions	—	57,574	—	57,574
U.S. government agencies	—	33,306	—	33,306
Corporate obligations	—	29,934	4,962	34,896
Trust-preferred securities	—	—	1,610	1,610
Other debt securities	—	20,023	500	20,523
Equity securities-financial services	25	—	—	25

Total debt and equity securities	$25	$382,506	$7,072	$389,603
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,316	$2,316
Impaired loans measured on a non-recurring basis	$—	$—	$26,215	$26,215
Mortgage servicing rights	$—	$—	$512	$512

	Fair Value Measurement at September 30, 2015
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2015
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$237,007	$—	$237,007
Obligations of states and political subdivisions	—	51,625	—	51,625
U.S. government agencies	—	46,186	—	46,186
Corporate obligations	—	20,360	2,000	22,360
Trust-preferred securities	—	—	1,711	1,711
Other debt securities	—	19,993	500	20,493
Equity securities-financial services	25	—	—	25

Total debt and equity securities	$25	$375,171	$4,211	$379,407
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,480	$2,480
Impaired loans measured on a non-recurring basis	$—	$—	$28,141	$28,141
Mortgage Servicing rights	$—	$—	$412	$412

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and six month periods ended March 31, 2016 and 2015 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three months ended
	March 31, 2016	March 31, 2015
Beginning balance	$7,136	$2,200
Purchases, sales, issuances, settlements, net	—	2,000
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	(64)	40
Transfers in and/or out of Level III	—	—

	$7,072	$4,240

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six months ended
	March 31, 2016	March 31, 2015
Beginning balance	$4,211	$2,230
Purchases, sales, issuances, settlements, net	3,000	2,000
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	(139)	10
Transfers in and/or out of Level III	—	—

	$7,072	$4,240

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, most of these are classified as available for sale and are reported at fair value using Level 3 inputs. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2016, 208 impaired loans with a carrying value of $27.0 million were reduced by specific valuation allowance totaling $760,000 resulting in a net fair value of $26.2 million based on Level 3 inputs. At September 30, 2015, 211 impaired loans with a carrying value of $28.7 million were reduced by a specific valuation totaling $568,000 resulting in a net fair value of $28.1 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2016:
Impaired loans	$26,215	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (23.8%)
Foreclosed real estate owned	2,316	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 49% (22.7%)
Mortgage servicing rights	512	Discounted cash flow	Discount rate	6% to 11% (10.3%)
			Prepayment speeds	7% to 81% (17.7%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2015:
Impaired loans	$28,141	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 60% (22.3%)
Foreclosed real estate owned	2,480	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (21.3%)
Mortgage servicing rights	412	Discounted cash flow	Discount rate	6% to 11% (10.1%)
			Prepayment speeds	5% to 79% (17.9%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

	March 31, 2016
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$23,883	$23,883	$—	$—	$23,883
Certificates of deposit	1,500	—	—	1,526	1,526
Investment and mortgage backed securities available for sale	389,603	25	382,506	7,072	389,603
Loans receivable, net	1,235,613	—	—	1,255,642	1,255,642
Accrued interest receivable	5,730	5,730	—	—	5,730
Regulatory stock	15,492	15,492	—	—	15,492
Mortgage servicing rights	512	—	—	512	512
Bank owned life insurance	31,119	31,119	—	—	31,119
Financial liabilities:
Deposits	$1,210,106	$604,347	$—	$610,374	$1,214,721
Short-term borrowings	126,243	126,243	—	—	126,243
Other borrowings	230,601	—	—	232,085	232,085
Advances by borrowers for taxes and insurance	8,514	8,514	—	—	8,514
Accrued interest payable	1,076	1,076	—	—	1,076

	September 30, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$18,758	$18,758	$—	$—	$18,758
Certificates of deposit	1,750	—	—	1,774	1,774
Investment and mortgage backed securities available for sale	379,407	25	375,171	4,211	379,407
Loans receivable, net	1,102,118	—	—	1,123,436	1,123,436
Accrued interest receivable	5,068	5,068	—	—	5,068
Regulatory stock	13,831	13,831	—	—	13,831
Mortgage servicing rights	412	—	—	412	412
Bank owned life insurance	30,655	30,655	—	—	30,655
Financial liabilities:
Deposits	$1,096,754	$500,427	$—	$600,250	1,100,677
Short-term borrowings	91,339	91,339	—	—	91,339
Other borrowings	229,101	—	—	230,255	230,255
Advances by borrowers for taxes and insurance	4,273	4,273	—	—	4,273
Accrued interest payable	866	866	—	—	866

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

12.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and six months ended March 31, 2016 and 2015 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at December 31, 2015	$(5,246)	$684	$(4,562)
Other comprehensive income before reclassifications	—	3,287	3,287
Amounts reclassified from accumulated other comprehensive loss, net of tax	79	(241)	(162)

Period change	79	3,046	3,125

Balance at March 31, 2016	$(5,167)	$3,730	$(1,437)

Balance at December 31, 2014	$(3,188)	$2,457	$(731)
Other comprehensive income before reclassifications	—	1,567	1,567
Amounts reclassified from accumulated other comprehensive loss, net of tax	40	(135)	(95)

Period change	40	1,432	1,472

Balance at March 31, 2015	$(3,148)	$3,889	$741

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at September 30, 2015	$(5,325)	$2,930	$(2,395)
Other comprehensive loss before reclassifications	—	1,043	1,043
Amounts reclassified from accumulated other comprehensive loss, net of tax	158	(243)	(85)

Period change	158	800	958

Balance at March 31, 2016	$(5,167)	$3,730	$(1,437)

Balance at September 30, 2014	$(3,228)	$649	$(2,579)
Other comprehensive income before reclassifications	—	3,375	3,375
Amounts reclassified from accumulated other comprehensive loss, net of tax	80	(135)	(55)

Period change	80	3,240	3,320

Balance at March 31, 2015	$(3,148)	$3,889	$741

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Three months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2016	2015
Securities available for sale:
Securities gains reclassified into earnings	$365	$204	Gain on sale of investments
Related income tax expense	(124)	(69)	Income taxes

Net effect on accumulated other comprehensive loss for the period	241	135

Defined benefit pension plan:
Amortization of net loss	(119)	(60)	Compensation and employee benefits
Related income tax expense	40	20	Income taxes

Net effect on accumulated other comprehensive loss for the period	$(79)	$(40)

Total reclassification for the period	$162	$95

	Amount Reclassified from Accumulated Other Comprehensive Income
	Accumulated Other Comprehensive Income for the Six months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2016	2015
Securities available for sale:
Securities gains reclassified into earnings	$368	$204	Gain on sale of investments
Related income tax expense	(125)	(69)	Income taxes

Net effect on accumulated other comprehensive loss for the period	243	135

Defined benefit pension plan:
Amortization of net loss	(239)	(121)	Compensation and employee benefits
Related income tax expense	81	41	Income taxes

Net effect on accumulated other comprehensive loss for the period	$(158)	$(80)

Total reclassification for the period	$85	$55

13.	Acquisitions

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

Results of operations for ENB prior to the acquisition date are not included in the Consolidated Statement of Income for the three and six month periods ended March 31, 2016. The following table presents financial information regarding the former Eagle National Bank operations included in the Consolidated Statement of Income from the date of acquisition through March 31, 2016 under column “Actual from acquisition date through March 31, 2016.” In addition, the following table presents unaudited pro forma information as if the acquisition of ENB had occurred on October 1, 2014 under the “Pro Forma” columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs and amortization of fair value adjustments net of the related income tax effects are included in the amounts below.

Actual From Acquisition Date Through March 31, 2016 (in thousands)
Net interest income	$2,123
Non interest income	166
Net income	$575

	Pro Formas
	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net interest income	$12,284	$12,653	$24,760	$25,376
Non interest income	2,278	2,037	4,177	3,999
Net income	2,128	2,469	2,436	4,961
Pro forma earnings per share:
Basic	$0.21	$0.24	$0.24	$0.47
Diluted	$0.20	$0.24	$0.23	$0.47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2016 and September 30, 2015

Total Assets. Total assets increased by $156.7 million, or 9.8%, to $1.76 billion at March 31, 2016 from $1.61 billion at September 30, 2015. The acquisition of ENB was the primary reason for the increase. At the acquisition date of December 4, 2015, ENB had total assets of $173.7 million, including total loans of $124.2 million and total deposits of $152.2 million. After subtracting the acquisition purchase price of $24.7 million and purchase accounting adjustments, net assets contributed at the acquisition date were $153.2 million.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $5.1 million, or 27.3%, to $23.9 million at March 31, 2016 from $18.8 million at September 30, 2015. Increases in cash and due from banks of $5.0 million and interest bearing deposits with other institutions of $113,000 were the primary reasons for the increase.

Net Loans. Net loans increased $133.5 million, or 12.1%, to $1.24 billion at March 31, 2016 from $1.10 billion at September 30, 2015. Net loans acquired from ENB in the merger were $123.4 million. During this period, construction loans increased $2.3 million to $3.1 million, commercial real estate loans increased $86.7 million to $286.7 million, commercial loans increased $20.9 million to $55.2 million, home equity loans and lines of credit increased $6.7 million to $46.6 million, and auto loans increased $26.1 million to $188.3 million. These increases were partially offset by decreases in residential loans of $8.5 million to $602.1 million, other loans of $9,000 to $3.3 million, and obligations of states and political subdivisions of $147,000 to $59.7 million.

Investment Securities Available for Sale. Investment securities available for sale increased $10.2 million, or 2.7%, to $389.6 million at March 31, 2016 from $379.4 million at September 30, 2015. Net investment securities acquired from ENB in the merger were $20.3 million. The increase was due primarily to increases in mortgage backed securities of $4.7 million, obligations of states and political subdivision or $5.9 million, other debt securities of $30,000 and corporate obligations of $12.5 million, offset in part by decreases in US government agency securities of $12.9 million, and trust preferred securities of $101,000. The Company sold $11.7 million of investment securities in February, 2016.

Deposits. Deposits increased $113.4 million, or 10.3%, to $1.21 billion at March 31, 2016 from $1.10 billion at September 30, 2015 primarily as a result of the ENB acquisition. Net deposits acquired from ENB in the merger were $152.3 million. With the exception of interest bearing demand accounts, which declined $2.7 million, all deposit categories increased, the largest being a $52.1 million increase in non-interest bearing demand accounts. At March 31, 2016, compared to September 30, 2015, certificates of deposit, which increased $9.4 million to $605.8 million, included an increase in brokered certificates of $6.1 million to $278.0 million.

Borrowed Funds. Borrowed funds increased by $36.4 million, or 11.4%, to $356.8 million at March 31, 2016, from $320.4 million at September 30, 2015. No borrowings were assumed from ENB in the merger. The increase in borrowed funds was due to increases in other borrowings of $1.5 million as well as an increase in short term borrowings of $34.9 million. All borrowings at March 31, 2016 represent advances from the Pittsburgh FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $3.3 million, or 1.9% to $174.6 million at March 31, 2016 from $171.3 million at September 30, 2015. The increase in stockholders’ equity was primarily due to the changes to accumulated other comprehensive loss and net income offset by dividends paid on common stock.

Average Balance Sheets for the Three and Six Months Ended March 31, 2016 and 2015

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,239,569	$12,805	4.15%	$1,074,394	$11,100	4.19%
Investment Securities
Taxable(2)	84,770	531	2.52%	80,644	433	2.18%
Exempt from federal income tax(2)(3)	41,722	255	3.72%	36,377	239	4.04%

Total investment securities	126,492	786	2.92%	117,021	672	2.76%
Mortgage-backed securities	262,725	1,372	2.10%	264,753	1,366	2.09%
Regulatory stock	14,476	182	5.06%	12,643	438	14.05%
Other	4,161	14	1.35%	4,699	4	0.35%

Total interest-earning assets	1,647,423	15,159	3.73%	1,473,510	13,580	3.77%
Allowance for loan losses	(9,294)			(8,545)
Noninterest-earning assets	119,854			106,933

Total assets	$1,757,983			$1,571,898

Interest-bearing liabilities:
Interest bearing demand accounts	$99,463	$27	0.11%	$103,235	$22	0.09%
Money market accounts	209,861	160	0.31%	209,839	62	0.12%
Savings and club accounts	135,348	17	0.05%	121,161	15	0.05%
Certificates of deposit	634,198	1,740	1.10%	576,393	1,779	1.25%
Borrowed funds	332,888	931	1.12%	286,935	700	0.99%

Total interest-bearing liabilities	1,411,758	2,875	0.82%	1,297,563	2,578	0.81%
Non-interest-bearing demand accounts	150,640			84,513
Non-interest-bearing liabilities	21,667			17,710

Total liabilities	1,584,065			1,399,786
Equity	173,918			172,112

Total liabilities and equity	$1,757,983			$1,571,898

Net interest income		$12,284			$11,002

Interest rate spread			2.91%			2.96%
Net interest-earning assets	$235,665			$175,947

Net interest margin			3.00%			3.03%
Average interest-earning assets to average interest-bearing liabilities		116.69%			113.56%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Six Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,191,957	$24,379	4.09%	$1,070,817	$22,549	4.22%
Investment Securities
Taxable(2)	85,633	1,028	2.40%	80,779	938	2.33%
Exempt from federal income tax(2)(3)	40,934	499	3.69%	35,493	473	4.05%

Total investment securities	126,567	1,527	2.82%	116,272	1,411	2.85%
Mortgage-backed securities	260,689	2,693	2.07%	266,433	2,750	2.07%
Regulatory stock	14,474	358	4.95%	12,657	568	9.00%
Other	3,895	17	0.87%	4,033	10	0.50%

Total interest-earning assets	1,597,582	28,974	3.66%	1,470,212	27,288	3.76%
Allowance for loan losses	(9,137)			(8,555)
Noninterest-earning assets	115,650			109,488

Total assets	$1,704,095			$1,571,145

Interest-bearing liabilities:
Interest bearing demand accounts	$100,470	$52	0.10%	$116,958	$48	0.08%
Money market accounts	193,318	262	0.27%	203,311	262	0.26%
Savings and club accounts	131,430	33	0.05%	119,789	30	0.05%
Certificates of deposit	621,862	3,442	1.11%	584,878	3,503	1.20%
Borrowed funds	332,762	1,809	1.09%	282,421	1,393	0.99%

Total interest-bearing liabilities	1,379,842	5,598	0.81%	1,307,357	5,236	0.80%
Non-interest-bearing demand accounts	130,723			76,377
Non-interest-bearing liabilities	20,250			16,392

Total liabilities	1,530,815			1,400,126
Equity	173,280			171,019

Total liabilities and equity	$1,704,095			$1,571,145

Net interest income		$23,376			$22,052

Interest rate spread			2.85%			2.96%
Net interest-earning assets	$217,740			$162,855

Net interest margin			2.93%			3.01%
Average interest-earning assets to average interest-bearing liabilities		115.78%			112.46%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

Net Income. Net income decreased $303,000, or 12.5%, to $2.1 million for the three months ended March 31, 2016 compared to net income of $2.4 million for the comparable period in 2015. The decrease was due primarily to increases in non-interest expense partially offset by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $1.3 million, or 11.7%, to $12.3 million for the three months ended March 31, 2016 from $11.0 million for the comparable period in 2015. The increase was primarily attributable to an increase in the Company’s average balance of net interest earning assets of $59.7 million, offset in part by a decrease in the Company’s interest rate spread to 2.91% for the three months ended March 31, 2016 from 2.96% for the comparable period in 2015. Net interest-earning assets increased primarily due to the Company’s acquisition of ENB on December 4, 2015.

Interest Income. Interest income increased $1.6 million, or 11.6%, to $15.2 million for the three months ended March 31, 2016 from $13.6 million for the comparable 2015 period. The increase resulted primarily from an increase in the average balance of interest earning assets of $173.9 million, offset in part by a decrease in the yield on interest earning assets of 4 basis points. The average yield on interest earning assets was 3.73% for the three months ended March 31, 2016, as compared to 3.77% for the comparable 2015 period. Loans increased on average $165.2 million between the two periods. In addition, average investment securities increased $9.5 million, mortgage-backed securities decreased $2.0 million, regulatory stock increased $1.8 million and other interest earning assets decreased $538,000.

Interest Expense. Interest expense increased $297,000, or 11.5%, to $2.9 million for the three months ended March 31, 2016 from $2.6 million for the comparable 2015 period. The increase resulted from an increase in average interest bearing liabilities of $114.2 million. Increases in average balances of borrowed funds, money market accounts, certificates of deposit and savings and club accounts were offset by declines in interest bearing demand accounts. For the three months ended March 31, 2016 and 2015 the average cost of interest bearing liabilities was 0.82% and 0.81%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $600,000 for the three month period ended March 31, 2016 compared to $525,000 for the three month period ended March 31, 2015. The allowance for loan losses was $9.4 million, or 0.76% of loans outstanding, at March 31, 2016, compared to $8.9 million, or 0.80% of loans outstanding at September 30, 2015. Purchased loans were initially recorded at fair market value and did not require an additional allowance at March 31, 2016.

Non-interest Income. Non-interest income increased $376,000, or 19.8%, to $2.3 million for the three months ended March 31, 2016 from $1.9 million for the comparable period in 2015. Increases in service fees on deposit accounts, gain on sale of investments, insurance commissions, other income service charges and fees on loans and trust and investment fees and were partially offset by decreases in earnings on bank owned life insurance.

Non-interest Expense. Non-interest expense increased $2.0 million, or 22.1%, to $11.1 million for the three months ended March 31, 2016 from $9.1 million for the comparable period in 2015. The primary reasons for the increase were increases in compensation and employee benefits of $771,000, occupancy and equipment of $288,000, professional fees of $265,000, data processing of $187,000, foreclosed real estate of $298,000, amortization of intangible assets of $60,000 and other expenses of $177,000 which were offset in part by declines in advertising of $71,000. The increase in non –interest expense included expenses related primarily to the addition of former ENB employees and former ENB locations as well as additional expenses related to the Company’s qualified and non-qualified benefit plans.

Income Taxes. Income tax expense decreased $122,000 to $726,000 for the three months ended March 31, 2016 from $848,000 for the comparable 2015 period. The decrease was primarily a result of the decrease in income before taxes of $425,000 for the three months ended March 31, 2016 and a decline in the effective tax rate. The effective tax rate was 25.4% for the three months ended March 31, 2016, compared to 25.9% for the 2015 period.

Comparison of Operating Results for the Six Months Ended March 31, 2016 and March 31, 2015

Net Income. Net income decreased $942,000, or 18.8%, to $4.1 million for the six months ended March 31, 2016 compared to net income of $5.0 million for the comparable period in 2015. The decrease was due primarily to increases in non-interest expense partially offset by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $1.3 million, or 6.0%, to $23.4 million for the six months ended March 31, 2016 from $22.1 million for the comparable period in 2015. The increase was primarily attributable to an increase in the Company’s average balance of net interest earning assets of $54.9 million, offset in part by a decrease in the Company’s interest rate spread to 2.85% for the six months ended March 31, 2016 from 2.96% for the comparable period in 2015. Net interest-earning assets increased primarily due to the Company’s acquisition of ENB on December 4, 2015.

Interest Income. Interest income increased $1.7 million, or 6.2%, to $29.0 million for the six months ended March 31, 2016 from $27.3 million for the comparable 2015 period. The increase resulted primarily from an increase in the average balance of interest earning assets of $127.4 million, offset in part by a decrease in the yield on interest earning assets of 10 basis points. The average yield on interest earning assets was 3.66% for the six months ended March 31, 2016, as compared to 3.76% for the comparable 2015 period. Loans increased on average $121.1 million between the two periods. In addition, average investment securities increased $10.3 million, mortgage-backed securities decreased $5.7 million, regulatory stock increased $1.8 million and other interest earning assets decreased $138,000.

Interest Expense. Interest expense increased $362,000, or 6.9%, to $5.6 million for the six months ended March 31, 2016 from $5.2 million for the comparable 2015 period. The increase resulted from an increase in average interest bearing liabilities of $72.5 million. Increases in average balances of borrowed funds, certificates of deposit and savings and club accounts were offset by declines in interest bearing demand accounts and money market accounts. For the six months ended March 31, 2016 and 2015 the average cost of interest bearing liabilities was 0.81% and 0.80%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.2 million for the six month period ended March 31, 2016 compared to $975,000 for the six month period ended March 31, 2015. The allowance for loan losses was $9.4 million, or 0.76% of loans outstanding, at March 31, 2016, compared to $8.9 million, or 0.80% of loans outstanding at September 30, 2015. Purchased loans were initially recorded at fair market value and did not require an additional allowance at March 31, 2016.

Non-interest Income. Non-interest income increased $379,000, or 10.2%, to $4.1 million for the six months ended March 31, 2016 from $3.7 million for the comparable period in 2015. Increases in service fees on deposit accounts, gain on sale of investments, insurance commissions and other income were partially offset by decreases in service charges and fees on loans, trust and investment fees and earnings on bank owned life insurance.

Non-interest Expense. Non-interest expense increased $2.8 million, or 15.7%, to $20.9 million for the six months ended March 31, 2016 from $18.1 million for the comparable period in 2015. The primary reasons for the increase were increases in compensation and employee benefits of $1.2 million, occupancy and equipment of $416,000, professional fees of $204,000, data processing of $293,000, foreclosed real estate of $326,000, merger related costs of $245,000, amortization of intangible assets of $68,000 and other expenses of $134,000 which were offset in part by declines in advertising of $112,000. The increase in non-interest expense included expenses related primarily to the addition of former ENB employees and former ENB locations as well as additional expenses related to the Company’s qualified and non-qualified benefit plans.

Income Taxes. Income tax expense decreased $408,000 to $1.3 million for the six months ended March 31, 2016 from $1.7 million for the comparable 2015 period. The decrease was primarily a result of the decrease in income before taxes of $1.4 million for the six months ended March 31, 2016 and a decline in the effective tax rate. The effective tax rate was 24.0% for the six months ended March 31, 2016, compared to 25.3% for the 2015 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands)

	March 31, 2016	September 30, 2015
Non-performing assets:
Non-accruing loans	$22,596	$20,105

Total non-performing loans	22,596	20,105
Foreclosed real estate	2,316	2,480
Other repossessed assets	79	64

Total non-performing assets	$24,991	$22,649

Ratio of non-performing loans to total loans	1.81%	1.81%
Ratio of non-performing loans to total assets	1.28%	1.25%
Ratio of non-performing assets to total assets	1.42%	1.41%
Ratio of allowance for loan losses to total loans	0.76%	0.80%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $2.3 million to $25.0 million at March 31, 2016 from $22.6 million at September 30, 2015. Non-performing loans increased $2.5 million to $22.6 million at March 31, 2016 from $20.1 million at September 30, 2015. The year to date increase was primarily due to the addition of non-performing loans acquired as a result of the merger with ENB. The number of nonperforming residential loans was 98 at March 31, 2016 compared to 96 at September 30, 2015. The $22.6 million of non-accruing loans at March 31, 2016 included 98 residential loans with an aggregate outstanding balance of $9.7 million, 61 commercial and commercial real estate loans with aggregate outstanding balances of $11.0 million and 61 consumer loans with aggregate balances of $1.9 million. Within the residential loan balance are $4.7 million of loans less than 90 days past due. In the quarter ended March 31, 2016, the Company identified 39 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $164,000 to $2.3 million at March 31, 2016 from $2.5 million at September 30, 2015. Foreclosed real estate consists of 25 residential properties, five building lots and three commercial properties.

At March 31, 2016, the principal balance of troubled debt restructures was $7.0 million as compared to $7.6 million at September 30, 2015. Of the $7.0 million of troubled debt restructures at March 31, 2016, $1.1 million are performing loans and $5.9 million are non-accrual loans.

Of the 57 loans that comprise our troubled debt restructures at March 31, 2016, no loans were granted a rate concession at a below market interest rate. Twenty-five loans with balances totaling $3.8 million were granted market rate and terms concessions, 12 loans totaling $995,000 were granted an interest rate concession and 20 loans with balances totaling $2.2 million were granted term concessions.

As of March 31, 2016, troubled debt restructures were comprised of 49 residential loans totaling $6.1 million, 5 commercial and commercial real estate loans totaling $611,000, and three consumer (home equity loans, home equity lines and credit, and other) loans totaling $260,000.

For the three month period ended March 31, 2016, one loan totaling $79,000 was removed from non-performing TDR status due to completion of one year of consecutive timely payments. For the six month period ended March 31, 2016, five loans totaling $586,000 were removed from non-performing TDR status due to completion of one year of consecutive timely payments, two loans totaling $298,000 were paid in full and two loans were foreclosed totaling $294,000.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended March 31, 2016, we modified six loans totaling $706,000 in this fashion. With regard to commercial loans, including commercial real estate loans, there were no loans modified. For the six months ended March 31, 2016, we modified 14 loans totaling $1.9 million in this fashion. With regard to commercial loans, including commercial real estate loans, there were three loans in the three months ended March 31, 2016 totaling $634,000.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2016, $23.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $3.3 million at March 31, 2016. As of March 31, 2016, we had $356.8 million in borrowings outstanding from FHLBank Pittsburgh. We have access to total FHLBank advances of up to approximately $603.9 million.

At March 31, 2016, we had $109.9 million in loan commitments outstanding, which included, in part, $20.1 million in undisbursed construction loans and land development loans, $35.9 million in unused home equity lines of credit, $47.6 million in commercial lines of credit and commitments to originate commercial loans, $2.7 million in performance standby letters of credit and $3.6 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2016 totaled $308.9 million, or 51.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8.2 million and $8.6 million for the six months ended March 31, 2016 and 2015, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was ($2.7) million and ($15.9) million for the six months ended March 31, 2016 and 2015, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for) of ($446,000) and $1.5 million for the six months ended March 31, 2016 and 2015, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2016 or 2015.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2016 and 2015.

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

Contractual Obligations

During the first six months of fiscal 2016, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of ESSA Bancorp, Inc.*

3.2	Bylaws of ESSA Bancorp, Inc.*

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.*

10.1	Amended and Restated Employment Agreement for Gary S. Olson**

10.2	Amended and Restated Employment Agreement for Allan A. Muto**

10.3	Amended and Restated Employment Agreement for Diane K. Reimer**

10.4	Amended and Restated Employment Agreement for V. Gail Bryant (Warner)**

10.5	Supplemental Executive Retirement Plan**

10.6	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson**

10.7	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto**

10.8	Endorsement Split Dollar Life Insurance Agreement for Diane K. Reimer**

10.9	Endorsement Split Dollar Life Insurance Agreement for V. Gail Bryant (Warner)**

10.10	ESSA Bancorp, Inc. 2007 Equity Incentive Plan***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; the Consolidated Statement of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
**	Incorporated by reference to ESSA Bancorp, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
***	Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on April 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC,

Date: May 9, 2016	/s/ Gary S, Olson
Gary S, Olson
President and Chief Executive Officer

Date: May 9, 2016	/s/ Allan A, Muto
Allan A, Muto
Executive Vice President and Chief Financial Officer