Form 10-Q
period 2016-06-30
ESSA Bancorp, Inc.
filed 2016-08-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016 there were 11,393,543 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Cash and due from banks	$24,049	$15,905
Interest-bearing deposits with other institutions	1,929	2,853

Total cash and cash equivalents	25,978	18,758
Certificates of deposit	1,500	1,750
Investment securities available for sale, at fair value	393,523	379,407
Loans receivable (net of allowance for loan losses of $9,390 and $8,919)	1,233,479	1,102,118
Regulatory stock, at cost	16,811	13,831
Premises and equipment, net	16,977	16,553
Bank-owned life insurance	31,348	30,655
Foreclosed real estate	2,244	2,480
Intangible assets, net	2,662	1,759
Goodwill	13,801	10,259
Deferred income taxes	9,981	11,149
Other assets	18,377	17,825

TOTAL ASSETS	$1,766,681	$1,606,544

LIABILITIES
Deposits	$1,169,340	$1,096,754
Short-term borrowings	153,162	91,339
Other borrowings	240,601	229,101
Advances by borrowers for taxes and insurance	12,154	4,273
Other liabilities	13,974	13,797

TOTAL LIABILITIES	1,589,231	1,435,264

STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,384,720 and 11,353,244 outstanding at June 30, 2016 and September 30, 2015)	181	181
Additional paid in capital	182,063	182,295
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(9,287)	(9,627)
Retained earnings	87,048	83,658
Treasury stock, at cost; 6,748,375 and 6,779,851 shares outstanding at June 30, 2016 and September 30, 2015, respectively	(82,482)	(82,832)
Accumulated other comprehensive loss	(73)	(2,395)

TOTAL STOCKHOLDERS’ EQUITY	177,450	171,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,766,681	$1,606,544

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$12,377	$11,398	$36,756	$33,947
Investment securities:
Taxable	1,863	1,741	5,584	5,429
Exempt from federal income tax	277	248	776	721
Other investment income	206	181	581	759

Total interest income	14,723	13,568	43,697	40,856

INTEREST EXPENSE
Deposits	1,903	1,800	5,692	5,643
Short-term borrowings	175	118	384	324
Other borrowings	786	639	2,386	1,826

Total interest expense	2,864	2,557	8,462	7,793

NET INTEREST INCOME	11,859	11,011	35,235	33,063
Provision for loan losses	600	525	1,800	1,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,259	10,486	33,435	31,563

NONINTEREST INCOME
Service fees on deposit accounts	919	842	2,657	2,426
Services charges and fees on loans	272	274	849	863
Trust and investment fees	196	218	603	660
Gain on sale of investments	413	194	781	398
Earnings on Bank-owned life insurance	229	231	693	701
Insurance commissions	221	183	637	582
Other	46	6	170	33

Total noninterest income	2,296	1,948	6,390	5,663

NONINTEREST EXPENSE
Compensation and employee benefits	5,930	5,213	17,511	15,559
Occupancy and equipment	1,340	996	3,871	3,111
Professional fees	588	517	1,713	1,438
Data processing	998	861	2,996	2,566
Advertising	297	373	537	725
Federal Deposit Insurance Corporation (FDIC) premiums	312	269	912	850
(Gain)/loss on foreclosed real estate	(77)	8	74	(167)
Merger related costs	—	—	245	—
Amortization of intangible assets	191	157	588	486
Other	1,072	965	3,096	2,855

Total noninterest expense	10,651	9,359	31,543	27,423

Income before income taxes	2,904	3,075	8,282	9,803
Income taxes	792	618	2,084	2,318

NET INCOME	$2,112	$2,457	$6,198	$7,485

Earnings per share
Basic	$0.20	$0.24	$0.60	$0.72
Diluted	$0.20	$0.23	$0.59	$0.71
Dividends per share	$0.09	$0.09	$0.27	$0.25

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income	$2,112	$2,457	$6,198	$7,485
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	2,360	(3,496)	3,942	1,617
Tax effect	(802)	1,188	(1,341)	(550)
Reclassification of gains recognized in net income	(413)	(194)	(781)	(398)
Tax effect	141	66	266	135

Net of tax amount	1,286	(2,436)	2,086	804
Pension plan adjustment:
Related to actuarial losses	119	60	358	181
Tax effect	(41)	(21)	(122)	(62)

Net of tax amount	78	39	236	119

Total other comprehensive income (loss)	1,364	(2,397)	2,322	923

Comprehensive income	$3,476	$60	$8,520	$8,408

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(dollars in thousands)
Balance, September 30, 2015	11,353,244	$181	$182,295	$(9,627)	$83,658	$(82,832)	$(2,395)	$171,280
Net income					6,198			6,198
Other comprehensive income							2,322	2,322
Cash dividends declared ($0.27 per share)					(2,808)			(2,808)
Stock based compensation			141					141
Allocation of ESOP stock			115	340				455
Allocation of treasury shares to incentive plan	54,176		(488)			488		—
Treasury shares purchased	(22,700)					(138)		(138)

Balance, June 30, 2016	11,384,720	$181	$182,063	$(9,287)	$87,048	$(82,482)	$(73)	$177,450

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2016	2015
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$6,198	$7,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	1,500
Provision for depreciation and amortization	1,314	980
Amortization and accretion of discounts and premiums, net	2,851	322
Gain on sale of investment securities	(781)	(398)
Compensation expense on ESOP	455	415
Stock based compensation	141	81
Increase in accrued interest receivable	(518)	(54)
Increase in accrued interest payable	218	99
Earnings on bank-owned life insurance	(693)	(701)
Deferred federal income taxes	(687)	(507)
Loss/(gain) on foreclosed real estate, net	74	(167)
Amortization of identifiable intangible assets	588	486
Other, net	2,840	4,478

Net cash provided by operating activities	13,800	14,019

INVESTING ACTIVITIES
Certificates of deposit maturities	250	17
Investment securities available for sale:
Proceeds from sale of investment securities	45,739	5,904
Proceeds from principal repayments and maturities	61,662	46,953
Purchases	(82,454)	(50,532)
Increase in loans receivable, net	(12,692)	(37,329)
Redemption of regulatory stock	11,867	11,660
Purchase of regulatory stock	(13,958)	(11,913)
Proceeds from sale of foreclosed real estate	1,375	2,543
Acquisition, net of cash acquired	(16,174)	—
Capital improvements to foreclosed real estate	—	30
Purchase of premises, equipment, and software	(766)	(604)

Net cash used for investing activities	(5,151)	(33,271)

FINANCING ACTIVITIES
Decrease in deposits, net	(79,687)	(58,336)
Net increase in short-term borrowings	61,823	12,836
Proceeds from other borrowings	92,300	66,705
Repayment of other borrowings	(80,800)	(9,200)
Increase in advances by borrowers for taxes and insurance	7,881	7,524
Purchase of treasury stock shares	(138)	(2,277)
Dividends on common stock	(2,808)	(2,609)

Net cash (used for) provided by financing activities	(1,429)	14,643

Increase (decrease) in cash and cash equivalents	7,220	(4,609)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,758	22,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,978	$17,692

	For the Nine Months Ended June 30,
	2016	2015
	(dollars in thousands)
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$8,180	$7,693
Income taxes	600	250
Noncash items:
Transfers from loans to foreclosed real estate	1,213	2,242
Acquisition of Eagle National Bank assets and liabilities
Noncash assets acquired
Investment securities, available for sale	36,275	—
Loans receivable	123,380	—
Federal Home Loan Bank stock	889	—
Premises and equipment	945	—
Accrued interest receivable	185	—
Intangible assets	1,491	—
Goodwill	3,542	—
Deferred tax assets	715	—
Other assets	1,989	—
Liabilities assumed:
Certificates of deposit	32,408	—
Deposits other than certificates of deposit	119,865	—
Accrued interest payable	64	—
Other liabilities	900	—
Net noncash assets acquired	16,174	—
Cash acquired	8,481	—

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the nine month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,753,180)	(6,709,111)	(6,780,144)	(6,671,091)
Average unearned ESOP shares	(922,238)	(967,514)	(933,598)	(978,875)
Average unearned non-vested shares	(31,373)	(25,008)	(36,174)	(19,045)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,426,304	10,431,462	10,383,179	10,464,084

Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	297	627	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	126,538	133,034	125,297	69,620

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,553,138	10,565,123	10,508,476	10,533,704

At June 30, 2016 there were 43,692 shares of nonvested stock outstanding at an average weighted price of $12.93 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At June 30, 2015 there were 35,057 shares of nonvested stock outstanding at a price of $12.27 per share and options to purchase 317,910 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow-scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting. This Update did not have a significant impact on the Company’s financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$124,384	$2,458	$(142)	$126,700
Freddie Mac	89,428	1,669	(55)	91,042
Governmental National Mortgage Association	13,303	96	(38)	13,361
Other mortgage-backed securities	2,332	—	(16)	2,316

Total mortgage-backed securities	229,447	4,223	(251)	233,419
Obligations of states and political subdivisions	66,727	2,868	(7)	69,588
U.S. government agency securities	29,539	399	(2)	29,936
Corporate obligations	34,825	363	(347)	34,841
Trust-preferred securities	1,635	115	—	1,750
Other debt securities	23,726	395	(157)	23,964

Total debt securities	385,899	8,363	(764)	393,498
Equity securities - financial services	25	—	—	25

Total	$385,924	$8,363	$(764)	$393,523

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$130,476	$2,052	$(541)	$131,987
Freddie Mac	88,514	1,063	(286)	89,291
Governmental National Mortgage Association	13,201	103	(52)	13,252
Other mortgage-backed securities	2,494	—	(17)	2,477

Total mortgage-backed securities	234,685	3,218	(896)	237,007
Obligations of states and political subdivisions	50,094	1,676	(145)	51,625
U.S. government agency securities	45,799	399	(12)	46,186
Corporate obligations	22,440	157	(237)	22,360
Trust-preferred securities	1,613	98	—	1,711
Other debt securities	20,313	216	(36)	20,493

Total debt securities	374,944	5,764	(1,326)	379,382
Equity securities - financial services	25	—	—	25

Total	$374,969	$5,764	$(1,326)	$379,407

The amortized cost and fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,748	$2,757
Due after one year through five years	51,533	52,273
Due after five years through ten years	71,360	72,965
Due after ten years	260,258	265,503

Total	$385,899	$393,498

For the three months ended June 30, 2016, the Company realized gross gains of $413,000 and no gross losses on proceeds from the sale of investment securities of $16.7 million. For the nine months ended June 30, 2016, the Company realized gross gains of $781,000 and no gross losses on proceeds from the sale of investment securities of $45.7 million. During the first quarter of 2016, the Company sold $16.2 million of investment securities which were acquired in the merger with Eagle National Bancorp, Inc (“ENB”). The Company realized no gain or loss from the sale of these securities. For the three months ended June 30, 2015, the Company realized gross gains of $194,000 and no gross losses on proceeds from the sale of investment securities of $2.6 million. For the nine months ended June 30, 2015 the Company realized gross gains of $398,000 and no gross losses on proceeds from the sale of investment securities of $5.9 million.

6.	Unrealized Losses on Securities

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2016
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	14	$2,390	$(5)	$13,030	$(137)	$15,420	$(142)
Freddie Mac	7	1,410	(2)	6,786	(53)	8,196	(55)
Governmental National Mortgage Association	6	5,145	(28)	812	(10)	5,957	(38)
Other mortgage-backed securities	3	—	—	2,316	(16)	2,316	(16)
Obligations of states and political subdivisions	3	3,586	(7)	—	—	3,586	(7)
U.S. government agency securities	1	—	—	1,024	(2)	1,024	(2)
Corporate obligations	9	6,652	(266)	2,581	(81)	9,233	(347)
Other debt securities	8	4,312	(102)	3,268	(55)	7,580	(157)

Total	51	$23,495	$(410)	$29,818	$(354)	$53,312	$(764)

	September 30, 2015
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	22	$7,238	$(28)	$23,609	$(513)	$30,847	$(541)
Freddie Mac	12	1,487	(1)	15,477	(285)	16,964	(286)
Governmental National Mortgage Association	2	—	—	2,209	(52)	2,209	(52)
Other mortgage-backed securities	3	—	—	2,477	(17)	2,477	(17)
Obligations of states and political subdivisions	14	9,184	(57)	4,667	(88)	13,851	(145)
U.S. government agency securities	3	3,246	(12)	—	—	3,246	(12)
Corporate obligations	10	9,263	(207)	970	(30)	10,233	(237)
Other debt securities	6	5,232	(26)	1,748	(10)	6,980	(36)

Total	72	$35,650	$(331)	$51,157	$(995)	$86,807	$(1,326)

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

The Company reviews its position quarterly and has asserted that at June 30, 2016, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

7.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2016	September 30, 2015
Real estate loans:
Residential	$597,704	$610,582
Construction	3,479	878
Commercial	287,946	200,004
Commercial	45,324	34,314
Obligations of states and political subdivisions	57,169	59,820
Home equity loans and lines of credit	48,866	39,903
Auto Loans	199,034	162,193
Other	3,347	3,343

	1,242,869	1,111,037
Less allowance for loan losses	9,390	8,919

Net loans	$1,233,479	$1,102,118

Included in the June 30, 2016 balances are loans acquired from Eagle National Bank, as of the acquisition date of December 4, 2015 as follows (in thousands):

2015
Real estate loans:
Residential	$10,743
Commercial	87,336
Commercial	16,604
Home equity loans and lines of credit	8,632
Other	65

Total loans	$123,380

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date of December 4, 2015, was determined, primarily based on the fair value of loan collateral. The carrying value of all purchased loans acquired with deteriorated credit quality was $5.9 million at June 30, 2016.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the Eagle National Bancorp, Inc. (“ENB”) acquisition was $3.5 million and the estimated fair value of the loans was $2.0 million. Total contractually required payments on these loans, including interest, at the acquisition date was $4.2 million. However, the Company’s preliminary estimate of expected cash flows was $2.2 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $2.0 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $240,000 on the acquisition date relating to these impaired loans.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Balance at beginning of period	$365	$156
Reclassification, new additions and other	153	228
Accretion	(66)	(49)

Balance at end of period	$452	$335

	Nine Months Ended June 30,
	2016	2015
Balance at beginning of period	$258	$170
Reclassification, new additions and other	240	228
Accretion	(46)	(63)

Balance at end of period	$452	$335

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2016	September 30, 2015
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$7,395	$4,779
Carrying amount	$5,927	$4,162

The following table shows the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
June 30, 2016
Real estate loans:
Residential	$597,704	$8,655	$—	$589,049
Construction	3,479	—	—	3,479
Commercial	287,946	12,581	4,890	270,475
Commercial	45,324	1,723	411	43,190
Obligations of states and political subdivisions	57,169	—	—	57,169
Home equity loans and lines of credit	48,866	562	626	47,678
Auto loans	199,034	811	—	198,223
Other	3,347	35	—	3,312

Total	$1,242,869	$24,367	$5,927	$1,212,575

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2015
Real estate loans:
Residential	$610,582	$11,985	$—	$598,597
Construction	878	—	—	878
Commercial	200,004	15,100	4,108	180,796
Commercial	34,314	204	54	34,056
Obligations of states and political subdivisions	59,820	—	—	59,820
Home equity loans and lines of credit	39,903	795	—	39,108
Auto loans	162,193	625	—	161,568
Other	3,343	—	—	3,343

Total	$1,111,037	$28,709	$4,162	$1,078,166

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

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower that it would not otherwise consider because of the borrower’s financial condition. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from TDR status after one year of performance.

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2016
With no specific allowance recorded:
Real estate loans
Residential	$6,946	$8,925	$—
Construction	—	—	—
Commercial	11,285	13,294	—
Commercial	1,723	1,741	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	367	430	—
Auto loans	412	424	—
Other	35	62	—

Total	20,768	24,876	—

With an allowance recorded:
Real estate loans
Residential	1,709	1,951	201
Construction	—	—	—
Commercial	1,296	1,306	128
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	195	216	26
Auto loans	399	550	251
Other	—	—	—

Total	3,599	4,023	606

Total:
Real estate loans
Residential	8,655	10,876	201
Construction	—	—	—
Commercial	12,581	14,600	128
Commercial	1,723	1,741	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	562	646	26
Auto loans	811	974	251
Other	35	62	—

Total Impaired Loans	$24,367	$28,899	$606

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2015
With no specific allowance recorded:
Real Estate Loans
Residential	$9,552	$11,521	$—
Construction	—	—	—
Commercial	15,100	16,316	—
Commercial	204	216	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	731	743	—
Auto Loans	350	464	—
Other	—	—	—

Total	25,937	29,260	—

With an allowance recorded:
Real Estate Loans
Residential	2,433	2,639	373
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	64	93	64
Auto Loans	275	275	131
Other	—	—	—

Total	2,772	3,007	568

Total:
Real Estate Loans
Residential	11,985	14,160	373
Construction	—	—	—
Commercial	15,100	16,316	—
Commercial	204	216	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	795	836	64
Auto Loans	625	739	131
Other	—	—	—

Total Impaired Loans	$28,709	$32,267	$568

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	Three Months Ended June 30,
	2016	2015	2016	2015
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$7,365	$9,445	$17	$59
Construction	—	—	—	—
Commercial	11,590	15,802	117	222
Commercial	1,839	224	37	2
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	502	433	—	2
Auto loans	241	116	—	—
Other	13	—	—	—

Total	21,550	26,020	171	285

With an allowance recorded:
Real estate loans
Residential	2,214	2,697	3	3
Construction	—	—	—	—
Commercial	1,565	145	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	98	51	—	—
Auto loans	291	60	5	2
Other	—	—	—	—

Total	4,168	2,953	8	5

Total:
Real estate loans
Residential	9,579	12,142	20	62
Construction	—	—	—	—
Commercial	13,155	15,947	117	222
Commercial	1,839	224	37	2
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	600	484	—	2
Auto loans	532	176	5	2
Other	13	—	—	—

Total Impaired Loans	$25,718	$28,973	$179	$290

	Nine Months Ended
	June 30,
	2016	2015	2016	2015
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$7,815	$10,247	$65	$163
Construction	—	—	—	—
Commercial	12,469	16,407	424	384
Commercial	1,513	304	89	4
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	615	310	2	2
Auto loans	250	74	2	1
Other	5	—	—	—

Total	22,667	27,342	582	554

With an allowance recorded:
Real estate loans
Residential	2,495	2,535	12	43
Construction	—	—	—	—
Commercial	1,171	343	—	—
Commercial	3	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	77	34	—	—
Auto loans	217	84	8	3
Other	—	—	—	—

Total	3,963	2,996	20	46

Total:
Real estate loans
Residential	10,310	12,782	77	206
Construction	—	—	—	—
Commercial	13,640	16,750	424	384
Commercial	1,516	304	89	4
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	692	344	2	2
Auto loans	467	158	10	4
Other	5	—	—	—

Total Impaired Loans	$26,630	$30,338	$602	$600

The Company uses a ten-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as Pass-rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are fundamentally sound yet exhibit potentially unacceptable credit risk or deteriorating trends or characteristics which, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans more than 90 days past due are considered Substandard. Loans in the Doubtful category have all the weaknesses inherent in loans classified as Substandard with the added characteristic that their weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans in the Loss category are considered uncollectible and of little value that their continuance as bankable assets is not warranted. Certain residential real estate loans, construction loans, home equity loans and lines of credit, auto loans and other consumer loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at June 30, 2016 and September 30, 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
June 30, 2016
Commercial real estate loans	$257,043	$10,320	$20,583	$—	$287,946
Commercial	41,542	302	3,480	—	45,324
Obligations of states and political subdivisions	57,169	—	—	—	57,169

Total	$355,754	$10,622	$24,063	$—	$390,439

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2015
Commercial real estate loans	$174,516	$4,521	$20,967	$—	$200,004
Commercial	33,801	—	513	—	34,314
Obligations of states and political subdivisions	59,820	—	—	—	59,820

Total	$268,137	$4,521	$21,480	$—	$294,138

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2016 and September 30, 2015 (in thousands):

	Performing	Non-performing	Total
June 30, 2016
Real estate loans:
Residential	$588,632	$9,072	$597,704
Construction	3,479	—	3,479
Home equity loans and lines of credit	47,653	1,213	48,866
Auto loans	198,541	493	199,034
Other	3,312	35	3,347

Total	$841,617	$10,813	$852,430

	Performing	Non-performing	Total
September 30, 2015
Real estate loans:
Residential	$600,810	$9,772	$610,582
Construction	878	—	878
Home equity loans and lines of credit	39,213	690	39,903
Auto loans	161,827	366	162,193
Other	3,322	21	3,343

Total	$806,050	$10,849	$816,899

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2016 and September 30, 2015 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2016
Real estate loans
Residential	$586,795	$1,505	$332	$—	$9,072	$10,909	$597,704
Construction	3,479	—	—	—	—	—	3,479
Commercial	277,842	568	18	—	9,518	10,104	287,946
Commercial	44,291	127	—	—	906	1,033	45,324
Obligations of states and political subdivisions	57,169	—	—	—	—	—	57,169
Home equity loans and lines of credit	47,479	16	158	—	1,213	1,387	48,866
Auto loans	197,399	875	267	—	493	1,635	199,034
Other	3,297	15	—	—	35	50	3,347

Total	$1,217,751	$3,106	$775	$—	$21,237	$25,118	$1,242,869

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2015
Real estate loans
Residential	$598,190	$1,575	$1,045	$—	$9,772	$12,392	$610,582
Construction	878	—	—	—	—	—	878
Commercial	190,440	137	587	—	8,840	9,564	200,004
Commercial	33,545	346	7	—	416	769	34,314
Obligations of states and political subdivisions	59,820	—	—	—	—	—	59,820
Home equity loans and lines of credit	39,136	32	45	—	690	767	39,903
Auto loans	160,272	1,375	180	—	366	1,921	162,193
Other	3,295	27	—	—	21	48	3,343

Total	$1,085,576	$3,492	$1,864	$—	$20,105	$25,461	$1,111,037

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2016 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following tables summarize changes in the primary segments of the ALL for the three and nine month periods ending June 30, 2016 and 2015 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at March 31, 2016	$4,655	$24	$968	$738	$196	$389	$1,925	$25	$495	$9,415
Charge-offs	(259)	—	(61)	(5)	—	(11)	(369)	—	—	(705)
Recoveries	34	—	—	5	—	2	37	2	—	80
Provision	57	2	(2)	96	5	29	494	(2)	(79)	600

ALL balance at June 30, 2016	$4,487	$26	$905	$834	$201	$409	$2,087	$25	$416	$9,390

ALL balance at March 31, 2015	$5,289	$17	$843	$635	$87	$468	$1,023	$30	$276	$8,668
Charge-offs	(390)	—	—	(3)	—	(3)	(136)	(5)	—	(537)
Recoveries	—	—	54	11	—	—	40	6	—	111
Provision	359	(8)	(189)	(2)	112	10	406	(3)	(160)	525

ALL balance at June 30, 2015	$5,258	$9	$708	$641	$199	$475	$1,333	$28	$116	$8,767

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
Charge-offs	(657)	—	(70)	(8)	—	(110)	(746)	—	—	(1,591)
Recoveries	37	—	52	7	—	6	154	6	—	262
Provision	(33)	19	252	142	12	52	1,109	(8)	255	1,800

ALL balance at June 30, 2016	$4,487	$26	$905	$834	$201	$409	$2,087	$25	$416	$9,390

ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
Charge-offs	(1,150)	—	(53)	(30)	—	(22)	(301)	(5)	—	(1,561)
Recoveries	22	—	85	20	—	12	49	6	—	194
Provision	813	(2)	13	123	36	15	1,126	(5)	(619)	1,500

ALL balance at June 30, 2015	$5,258	$9	$708	$641	$199	$475	$1,333	$28	$116	$8,767

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2016 and September 30, 2015 (in thousands):

	Real Estate Loans
	Residential	Construction	Commercial	Commercial Loans	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other Loans	Unallocated	Total
Individually evaluated for impairment	$201	$—	$128	$—	$—	$26	$251	$—	$—	$606
Collectively evaluated for impairment	4,286	26	777	834	201	383	1,836	25	416	8,784

ALL Balance at June 30, 2016	$4,487	$26	$905	$834	$201	$409	$2,087	$25	$416	$9,390

Individually evaluated for impairment	$373	$—	$—	$—	$—	$64	$131	$—	$—	$568
Collectively evaluated for impairment	4,767	7	671	693	189	397	1,439	27	161	8,351

ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to residential real estate, construction loan, commercial real estate, commercial loans, obligations of states and political subdivisions and home equity loans and lines of credit for the three month period ending June 30, 2016 due to increased balances and impairment evaluations in those segments. The Company allocated decreased provisions to commercial real estate and other loans for the three month period ending June 30, 2016 due primarily to decreased loan balances. The Company allocated increased provisions in auto loans due to increased loan balances, increased classified assets and increased charge off activity. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The Company allocated decreased provisions to residential real estate, and other loans for the nine month period ending June 30, 2016 due to declining loan balances and impairment evaluations in those segments. The Company allocated increased provisions to commercial real estate, obligations of states and political subdivisions, home equity loans and lines of credit, commercial loans and construction loans for the nine month period ending June 30, 2016 due primarily to increased loan balances and increased classified assets. The Company allocated increased provisions in auto loans due to increased loan balances, increased classified assets and increased charge off activity. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three and nine months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$248	$248
Construction	—	—	—
Commercial	1	1,612	1,612
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	7	7
Auto loans	—	—	—
Other	—	—	—

Total	5	$1,867	$1,867

	For the Three Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$695	$695
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	25	25
Auto loans	—	—	—
Other	—	—	—

Total	4	$720	$720

	For the Nine Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	7	$916	$916
Construction	—	—	—
Commercial	2	1,689	1,689
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	7	7
Auto loans	—	—	—
Other	—	—	—

Total	10	$2,612	$2,612

For the Nine Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	12	$2,115	$2,115
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	2	175	175
Auto loans	—	—	—
Other	—	—	—

Total	14	$2,290	$2,290

Of the five new troubled debt restructurings granted for the three months ended June 30, 2016, two loans totaling $118,000 were granted term and rate concessions, two loans totaling $1.7 million were granted term concessions and one loan totaling $7,000 was granted a rate concession.

All four new troubled debt restructurings granted for the three months ended June 30, 2015, totaling $720,000, were granted terms and rate concessions.

Of the ten new troubled debt restructurings granted for the nine months ended June 30, 2016, four loans totaling $690,000 were granted term and rate concessions, four loans totaling $1.8 million were granted term concessions and two loans totaling $84,000 were granted a rate concession.

Of the fourteen new troubled debt restructurings granted for the nine months ended June 30, 2015, ten loans totaling $1.6 million were granted terms and rate concessions and four loans totaling $607,000 were granted terms concessions.

For the three and nine months ended June 30, 2016, no loans defaulted on a restructuring agreement within one year of modification.

For the three months ended June 30, 2015, one residential real estate loan totaling $68,000 defaulted on a restructuring agreement within one year of modification. For the nine months ended June 30, 2015, five residential real estate loans totaling $712,000 defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2016 and September 30, 2015, included with other assets are $2.2 million and $2.5 million, of foreclosed assets, respectively. As of June 30, 2016, included within the foreclosed assets is $1.7 million of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2016, the Company has initiated formal foreclosure proceedings on $4.9 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

8.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2016	September 30, 2015
Non-interest bearing demand accounts	$141,341	$98,514
Interest bearing demand accounts	118,719	110,268
Money market accounts	196,396	162,418
Savings and club accounts	144,468	129,227
Certificates of deposit	568,416	596,327

Total	$1,169,340	$1,096,754

9.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements for the year ended September 30, 2015 included in the Company’s Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service Cost	$249	$219	$747	$655
Interest Cost	246	207	736	619
Expected return on plan assets	(311)	(309)	(933)	(925)
Amortization of unrecognized loss	119	61	358	181

Net periodic benefit cost	$303	$178	$908	$530

The Bank contributed $631,000 to its pension plan in June 2016.

10.	Equity Incentive Plan

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

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock on May 23, 2008. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013, 19,880 shares of restricted stock on July 22, 2014, 21,843 shares of restricted stock on May 20, 2015 and 23,491 shares of restricted stock on March 4, 2016. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

Stock options vest over a five-year service period and expire ten years after the grant date. The Company recognizes compensation expense for the fair values of these awards, which vest on a straight-line basis over the requisite service period of the awards.

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

For the nine months ended June 30, 2016 and 2015, the Company recorded $325,000 and $171,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the 9,932 (2014 shares) restricted shares, at June 30, 2016 is $85,000 over the remaining vesting period of 1.25 years. Expected future compensation expense relating to the 16,379 restricted shares (2015 shares) at June 30, 2016 is $192,000 over the remaining vesting period of 2.5 years. Expected future compensation expense relating to the 23,491 restricted shares (2016 shares) at June 30, 2016 is $288,000 over the remaining vesting period of 3.25 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine month period ended June 30, 2016.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2015	1,314,580	$12.35	2.67	$802,000
Granted	—	—	—	—
Exercised	(213,254)	12.35	1.92	—
Forfeited	—	—	—	—

Outstanding, June 30, 2016	1,101,326	$12.35	1.92	$1,156,000

Exercisable at June 30, 2016	1,101,326	$12.35	1.92	$1,156,000

The following is a summary of the status of the Company’s restricted stock as of June 30, 2016, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2015	26,311	$12.30
Granted	23,491	13.52
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2016	49,802	$12.88

11.	Fair Value Measurement

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

The following table presents information about the Company’s securities, other real estate owned and impaired loans measured at fair value as of June 30, 2016 and September 30, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at June 30, 2016
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2016
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$233,419	$—	$233,419
Obligations of states and political subdivisions	—	69,588	—	69,588
U.S. government agencies	—	29,936	—	29,936
Corporate obligations	—	26,879	7,962	34,841
Trust-preferred securities	—	—	1,750	1,750
Other debt securities	—	23,464	500	23,964
Equity securities-financial services	25	—	—	25

Total debt and equity securities	$25	$383,286	$10,212	$393,523
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,244	$2,244
Impaired loans measured on a non-recurring basis	$—	$—	$23,761	$23,761
Mortgage servicing rights	$—	$—	$456	$456

	Fair Value Measurement at September 30, 2015
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2015
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$237,007	$—	$237,007
Obligations of states and political subdivisions	—	51,625	—	51,625
U.S. government agencies	—	46,186	—	46,186
Corporate obligations	—	20,360	2,000	22,360
Trust-preferred securities	—	—	1,711	1,711
Other debt securities	—	19,993	500	20,493
Equity securities-financial services	25	—	—	25

Total debt and equity securities	$25	$375,171	$4,211	$379,407
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned measured on a non-recurring basis	$—	$—	$2,480	$2,480
Impaired loans measured on a non-recurring basis	$—	$—	$28,141	$28,141
Mortgage Servicing rights	$—	$—	$412	$412

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and nine month periods ended June 30, 2016 and 2015 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	June 30, 2016	June 30, 2015
Beginning balance	$7,136	$4,240
Purchases, sales, issuances, settlements, net	3,000	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income	76	(10)
Transfers in and/or out of Level III	—	—

	$10,212	$4,230

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine Months Ended
	June 30, 2016	June 30, 2015
Beginning balance	$4,211	$2,230
Purchases, sales, issuances, settlements, net	6,000	2,000
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income	1	—
Transfers in and/or out of Level III	—	—

	$10,212	$4,230

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, most of these are classified as available for sale and are reported at fair value using Level 3 inputs. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2016, 206 impaired loans with a carrying value of $24.4 million were reduced by specific valuation allowance totaling $607,000 resulting in a net fair value of $23.8 million based on Level 3 inputs. At September 30, 2015, 211 impaired loans with a carrying value of $28.7 million were reduced by a specific valuation totaling $568,000 resulting in a net fair value of $28.1 million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2016:
Impaired loans	$23,761	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (23.9%)
Foreclosed real estate owned	2,244	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 49% (22.3%)
Mortgage servicing rights	456	Discounted cash flow	Discount rate	11% to 16% (11.6%)
			Prepayment speeds	7% to 34% (16.2%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2015:
Impaired loans	$28,141	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 60% (22.3%)
Foreclosed real estate owned	2,480	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (21.3%)
Mortgage servicing rights	412	Discounted cash flow	Discount rate	6% to 11% (10.1%)
			Prepayment speeds	5% to 79% (17.9%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below (in thousands).

	June 30, 2016
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$25,978	$25,978	$—	$—	$25,978
Certificates of deposit	1,500	—	—	1,523	1,523
Investment and mortgage backed securities available for sale	393,523	25	383,286	10,212	393,523
Loans receivable, net	1,233,479	—	—	1,256,927	1,256,927
Accrued interest receivable	5,771	5,771	—	—	5,771
Regulatory stock	16,811	16,811	—	—	16,811
Mortgage servicing rights	456	—	—	456	456
Bank owned life insurance	31,348	31,348	—	—	31,348
Financial liabilities:
Deposits	$1,169,340	$600,924	$—	$573,427	$1,174,351
Short-term borrowings	153,162	153,162	—	—	153,162
Other borrowings	240,601	—	—	242,375	242,375
Advances by borrowers for taxes and insurance	12,154	12,154	—	—	12,154
Accrued interest payable	1,148	1,148	—	—	1,148

	September 30, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$18,758	$18,758	$—	$—	$18,758
Certificates of deposit	1,750	—	—	1,774	1,774
Investment and mortgage backed securities available for sale	379,407	25	375,171	4,211	379,407
Loans receivable, net	1,102,118	—	—	1,123,436	1,123,436
Accrued interest receivable	5,068	5,068	—	—	5,068
Regulatory stock	13,831	13,831	—	—	13,831
Mortgage servicing rights	412	—	—	412	412
Bank owned life insurance	30,655	30,655	—	—	30,655
Financial liabilities:
Deposits	$1,096,754	$500,427	$—	$600,250	$1,100,677
Short-term borrowings	91,339	91,339	—	—	91,339
Other borrowings	229,101	—	—	230,255	230,255
Advances by borrowers for taxes and insurance	4,273	4,273	—	—	4,273
Accrued interest payable	866	866	—	—	866

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

Deposits (including Certificates of Deposit)

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

12.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and nine months ended June 30, 2016 and 2015 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at March 31, 2016	$(5,167)	$3,730	$(1,437)
Other comprehensive income before reclassifications	—	1,558	1,558
Amounts reclassified from accumulated other comprehensive loss, net of tax	78	(272)	(194)

Period change	78	1,286	1,364

Balance at June 30, 2016	$(5,089)	$5,016	$(73)

Balance at March 31, 2015	$(3,148)	$3,889	$741
Other comprehensive loss before reclassifications	—	(2,308)	(2,308)
Amounts reclassified from accumulated other comprehensive loss, net of tax	39	(128)	(89)

Period change	39	(2,436)	(2,397)

Balance at June 30, 2015	$(3,109)	$1,453	$(1,656)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Total
Balance at September 30, 2015	$(5,325)	$2,930	$(2,395)
Other comprehensive income before reclassifications	—	2,601	2,601
Amounts reclassified from accumulated other comprehensive loss, net of tax	236	(515)	(279)

Period change	236	2,086	2,322

Balance at June 30, 2016	$(5,089)	$5,016	$(73)

Balance at September 30, 2014	$(3,228)	$649	$(2,579)
Other comprehensive income before reclassifications	—	1,067	1,067
Amounts reclassified from accumulated other comprehensive loss, net of tax	119	(263)	(144)

Period change	119	804	923

Balance at June 30, 2015	$(3,109)	$1,453	$(1,656)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended June 30, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2016	2015
Securities available for sale:
Securities gains reclassified into earnings	$413	$194	Gain on sale of investments
Related income tax expense	(141)	(66)	Income taxes

Net effect on accumulated other comprehensive loss for the period	272	128

Defined benefit pension plan:
Amortization of net loss	(119)	(60)	Compensation and employee benefits
Related income tax expense	41	21	Income taxes

Net effect on accumulated other comprehensive loss for the period	$(78)	$(39)

Total reclassification for the period	$194	$89

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss for the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2016	2015
Securities available for sale:
Securities gains reclassified into earnings	$781	$398	Gain on sale of investments
Related income tax expense	(266)	(135)	Income taxes

Net effect on accumulated other comprehensive loss for the period	515	263

Defined benefit pension plan:
Amortization of net loss	(358)	(181)	Compensation and employee benefits
Related income tax expense	122	62	Income taxes

Net effect on accumulated other comprehensive loss for the period	$(236)	$(119)

Total reclassification for the period	$279	$144

13.	Acquisitions

Acquisition of Eagle National Bancorp, Inc.

On December 4, 2015, the Company closed on a merger transaction pursuant to which ESSA Bancorp, Inc. acquired ENB and its’ wholly owned subsidiary Eagle National Bank, in a cash transaction. The acquisition added five branch locations in the Philadelphia, Pennsylvania market, establishing ESSA’s presence in that market.

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

The following condensed statement reflects the values assigned to ENB net assets as of the acquisitions date (in thousands):

Total purchase price	$24,655
Net assets acquired:
Cash	$8,481
Investments available for sale	36,275
Loans receivable	123,380
Regulatory stock	889
Premises and equipment, net	945
Intangible assets	1,491
Deferred tax assets	715
Other assets	2,174
Certificates of deposits	(32,408)
Deposits other than certificates of deposits	(119,865)
Other liabilities	(964)

$21,113

Goodwill resulting from the ENB merger	$3,542

Results of operations for ENB prior to the acquisition date are not included in the Consolidated Statement of Income for the three and nine month periods ended June 30, 2016. The following table presents financial information regarding the former Eagle National Bank operations included in the Consolidated Statement of Income from the date of acquisition through June 30, 2016 under column “Actual from acquisition date through June 30, 2016.” In addition, the following table presents unaudited pro forma information as if the acquisition of ENB had occurred on October 1, 2014 under the “Pro Forma” columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs and amortization of fair value adjustments net of the related income tax effects are included in the amounts below.

Actual From Acquisition Date Through June 30, 2016 (in thousands)
Net interest income	$3,773
Non interest income	301
Net income	$1,136

	Pro Formas
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net interest income	$11,859	$12,658	$36,619	$38,034
Non interest income	2,296	2,163	6,473	6,162
Net income	2,112	2,589	4,548	7,550
Pro forma earnings per share:
Basic	$0.20	$0.25	$0.44	$0.72
Diluted	$0.20	$0.25	$0.43	$0.72

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as the following factors:

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

Comparison of Financial Condition at June 30, 2016 and September 30, 2015

Total Assets. Total assets increased by $160.1 million, or 10.0%, to $1.77 billion at June 30, 2016 from $1.61 billion at September 30, 2015. The acquisition of ENB was the primary reason for the increase. At the acquisition date of December 4, 2015, ENB had total assets of $173.7 million, including total loans of $124.2 million and total deposits of $152.2 million. After subtracting the acquisition purchase price of $24.7 million and purchase accounting adjustments, net assets contributed at the acquisition date were $153.2 million.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $7.2 million, or 38.5%, to $26.0 million at June 30, 2016 from $18.8 million at September 30, 2015. An increase in cash and due from banks of $8.1 million partially offset by a decrease in interest bearing deposits with other institutions of $924,000 was the primary reason for the net increase of $7.2 million.

Net Loans. Net loans increased $131.4 million, or 11.9%, to $1.23 billion at June 30, 2016 from $1.10 billion at September 30, 2015. Net loans acquired from ENB in the merger were $123.4 million. During this period, construction loans increased $2.6 million to $3.5 million, commercial real estate loans increased $87.9 million to $287.9 million, commercial loans increased $11.0 million to $45.3 million, home equity loans and lines of credit increased $8.9 million to $48.9 million, auto loans increased $36.8 million to $199.0 million, and other loans increased $4,000 to $3.3 million. These increases were partially offset by decreases in residential loans of $12.9 million to $597.7 million, and obligations of states and political subdivisions of $2.7 million to $57.2 million.

Investment Securities Available for Sale. Investment securities available for sale increased $14.1 million, or 3.7%, to $393.5 million at June 30, 2016 from $379.4 million at September 30, 2015. Investment securities acquired from ENB in the merger amounted to $36.3 million of which $16.0 million were sold immediately subsequent to merger closing. The increase was due primarily to increases in obligations of states and political subdivision or $18.0 million, trust preferred securities of $39,000, other debt securities of $3.5 million and corporate obligations of $12.5 million, offset in part by decreases in US government agency securities of $16.3 million, and mortgage backed securities of $3.6 million. The Company sold $45.7 million of investment securities for the nine months ended June 30, 2016.

Deposits. Deposits increased $72.6 million, or 6.6%, to $1.17 billion at June 30, 2016 from $1.10 billion at September 30, 2015 primarily as a result of the ENB acquisition. Net deposits acquired from ENB in the merger were $152.3 million. With the exception of certificates of deposit, which declined $27.9 million, all deposit categories increased, the largest being a $42.8 million increase in non-interest bearing demand accounts. At June 30, 2016, compared to September 30, 2015, certificates of deposit, which decreased $27.9 million to $568.4 million, included a decrease in brokered certificates of $31.2 million to $249.6 million.

Borrowed Funds. Borrowed funds increased by $73.3 million, or 22.9%, to $393.8 million at June 30, 2016, from $320.4 million at September 30, 2015. No borrowings were assumed from ENB in the merger. The increase in borrowed funds was due to increases in short term borrowings of $61.8 million as well as an increase in other borrowings of $11.5 million. All borrowings at June 30, 2016 represent advances from the Pittsburgh FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $6.2 million, or 3.6% to $177.5 million at June 30, 2016 from $171.3 million at September 30, 2015. The increase in stockholders’ equity was primarily due to the changes to accumulated other comprehensive loss and net income offset by dividends paid on common stock.

Average Balance Sheets for the Three and Nine months Ended June 30, 2016 and 2015

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,241,756	$12,377	4.00%	$1,091,356	$11,398	4.19%
Investment Securities
Taxable(2)	87,126	553	2.55%	82,731	433	2.10%
Exempt from federal income tax(2)(3)	42,847	277	3.93%	38,382	248	3.93%

Total investment securities	129,973	830	3.00%	121,113	681	2.68%
Mortgage-backed securities	258,275	1,310	2.03%	260,522	1,308	2.01%
Regulatory stock	15,764	190	4.83%	13,670	177	5.19%
Other	3,102	16	2.07%	3,170	4	0.51%

Total interest-earning assets	1,648,870	14,723	3.62%	1,489,831	13,568	3.69%
Allowance for loan losses	(9,365)			(8,708)
Noninterest-earning assets	118,549			106,842

Total assets	$1,758,054			$1,587,965

Interest-bearing liabilities:
Interest bearing demand accounts	$113,322	$30	0.11%	$100,123	$28	0.11%
Money market accounts	201,854	164	0.33%	176,533	110	0.25%
Savings and club accounts	138,505	17	0.05%	126,209	16	0.05%
Certificates of deposit	589,465	1,692	1.15%	575,014	1,646	1.15%
Borrowed funds	364,214	961	1.06%	314,155	757	0.97%

Total interest-bearing liabilities	1,407,360	2,864	0.82%	1,292,034	2,557	0.79%
Non-interest-bearing demand accounts	150,163			102,598
Non-interest-bearing liabilities	24,210			19,655

Total liabilities	1,581,733			1,414,287
Equity	176,321			173,678

Total liabilities and equity	$1,758,054			$1,587,965

Net interest income		$11,859			$11,011

Interest rate spread			2.80%			2.90%
Net interest-earning assets	$241,510			$197,797

Net interest margin			2.88%			2.96%
Average interest-earning assets to average interest-bearing liabilities		117.16%			115.31%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,208,557	$36,756	4.05%	$1,077,664	$33,947	4.21%
Investment Securities
Taxable(2)	84,856	1,581	2.48%	81,429	1,370	2.25%
Exempt from federal income tax(2)(3)	42,847	776	3.66%	36,456	721	4.01%

Total investment securities	127,703	2,357	2.88%	117,885	2,091	2.79%
Mortgage-backed securities	259,884	4,003	2.05%	264,463	4,059	2.05%
Regulatory stock	14,904	548	4.90%	12,995	745	7.66%
Other	3,631	33	1.21%	3,745	14	0.50%

Total interest-earning assets	1,614,679	43,697	3.64%	1,476,752	40,856	3.73%
Allowance for loan losses	(9,213)			(8,606)
Noninterest-earning assets	116,615			108,606

Total assets	$1,722,081			$1,576,752

Interest-bearing liabilities:
Interest bearing demand accounts	$104,754	$82	0.10%	$111,346	$76	0.09%
Money market accounts	196,163	425	0.29%	194,385	372	0.26%
Savings and club accounts	133,788	50	0.05%	121,929	46	0.05%
Certificates of deposit	611,063	5,134	1.12%	581,590	5,149	1.18%
Borrowed funds	343,246	2,771	1.08%	292,999	2,150	0.98%

Total interest-bearing liabilities	1,389,014	8,462	0.81%	1,302,249	7,793	0.80%
Non-interest-bearing demand accounts	137,203			85,118
Non-interest-bearing liabilities	21,570			17,480

Total liabilities	1,547,787			1,404,847
Equity	174,294			171,905

Total liabilities and equity	$1,722,081			$1,576,752

Net interest income		$35,235			$33,063

Interest rate spread			2.83%			2.93%
Net interest-earning assets	$225,665			$174,503

Net interest margin			2.91%			2.99%
Average interest-earning assets to average interest-bearing liabilities		116.25%			113.40%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015

Net Income. Net income decreased $345,000, or 14.0%, to $2.1 million for the three months ended June 30, 2016 compared to net income of $2.5 million for the comparable period in 2015. The decrease was due primarily to increases in non-interest expense partially offset by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $848,000, or 7.7%, to $11.9 million for the three months ended June 30, 2016 from $11.0 million for the comparable period in 2015. The increase was primarily attributable to an increase in the Company’s average balance of net interest earning assets of $43.7 million, offset in part by a ten basis point decrease in the Company’s interest rate spread to 2.80% for the three months ended June 30, 2016 from 2.90% for the comparable period in 2015. Net interest-earning assets increased primarily due to the Company’s acquisition of ENB on December 4, 2015.

Interest Income. Interest income increased $1.2 million, or 8.5%, to $14.7 million for the three months ended June 30, 2016 from $13.6 million for the comparable 2015 period. The increase resulted primarily from an increase in the average balance of interest earning assets of $159.0 million, offset in part by a decrease in the yield on interest earning assets of seven basis points. The average yield on interest earning assets was 3.62% for the three months ended June 30, 2016, as compared to 3.69% for the comparable 2015 period. The average balance of loans increased $150.4 million between the two periods. In addition, the average balance of investment securities increased $8.9 million, mortgage-backed securities decreased $2.2 million, regulatory stock increased $2.1 million and other interest earning assets decreased $68,000.

Interest Expense. Interest expense increased $307,000, or 12.0%, to $2.9 million for the three months ended June 30, 2016 from $2.6 million for the comparable 2015 period. The increase resulted from an increase in the average balance of all interest bearing liabilities of $115.3 million and an increase in the cost of interest bearing liabilities of three basis points. For the three months ended June 30, 2016 and 2015 the average cost of interest bearing liabilities was 0.82% and 0.79%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $600,000 for the three month period ended June 30, 2016 compared to $525,000 for the three month period ended June 30, 2015. The allowance for loan losses was $9.4 million, or 0.76% of loans outstanding, at June 30, 2016, compared to $8.9 million, or 0.80% of loans outstanding at September 30, 2015. Purchased loans were initially recorded at fair market value and did not require an additional allowance at June 30, 2016.

Non-interest Income. Non-interest income increased $348,000, or 17.9%, to $2.3 million for the three months ended June 30, 2016 from $1.9 million for the comparable period in 2015. Increases in service fees on deposit accounts of $77,000, gain on sale of investments of $219,000, insurance commissions of $38,000, and other non-interest income of $40,000 were partially offset by decreases in earnings on bank owned life insurance of $2,000, service charges and fees on loans, and trust and investment fees of $22,000.

Non-interest Expense. Non-interest expense increased $1.3 million, or 13.8%, to $10.7 million for the three months ended June 30, 2016 from $9.4 million for the comparable period in 2015. The primary reasons for the increase were increases in compensation and employee benefits of $717,000, occupancy and equipment of $344,000, professional fees of $71,000, data processing of $137,000, FDIC insurance of $43,000, amortization of intangible assets of $34,000 and other expenses of $107,000 which were offset in part by declines in advertising of $76,000 and foreclosed real estate of $85,000. The increase in non-interest expense were attributed primarily to the addition of former ENB employees and former ENB locations as well as additional expenses related to the Company’s qualified and non-qualified benefit plans.

Income Taxes. Income tax expense increased $174,000 to $792,000 for the three months ended June 30, 2016 from $618,000 for the comparable 2015 period. The increase was primarily a result of the increase in the effective tax rate offset by a decline in income before taxes of $171,000. The effective tax rate was 27.3% for the three months ended June 30, 2016, compared to 20.1% for the 2015 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2016 and June 30, 2015

Net Income. Net income decreased $1.3 million, or 17.2%, to $6.2 million for the nine months ended June 30, 2016 compared to net income of $7.5 million for the comparable period in 2015. The decrease was due primarily to an increase in non-interest expense partially offset by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $2.2 million, or 6.6%, to $35.2 million for the nine months ended June 30, 2016 from $33.1 million for the comparable period in 2015. The increase was primarily attributable to an increase in the Company’s average balance of net interest earning assets of $51.2 million, offset in part by a ten basis point decrease in the Company’s interest rate spread to 2.83% for the nine months ended June 30, 2016 from 2.93% for the comparable period in 2015. Net interest-earning assets increased primarily due to the Company’s acquisition of ENB on December 4, 2015.

Interest Income. Interest income increased $2.8 million, or 7.0%, to $43.7 million for the nine months ended June 30, 2016 from $40.9 million for the comparable 2015 period. The increase resulted primarily from an increase in the average balance of interest earning assets of $137.9 million, offset in part by a decrease in the yield on interest earning assets of nine basis points. The average yield on interest earning assets was 3.64% for the nine months ended June 30, 2016, as compared to 3.73% for the comparable 2015 period. The average balance of loans increased $130.9 million between the two periods. In addition, the average balance of investment securities increased $9.8 million, mortgage-backed securities decreased $4.6 million, regulatory stock increased $1.9 million and other interest earning assets decreased $114,000.

Interest Expense. Interest expense increased $669,000, or 8.6%, to $8.5 million for the nine months ended June 30, 2016 from $7.8 million for the comparable 2015 period. The increase resulted from an increase in the average balance of interest bearing liabilities of $86.8 million. Increases in the average balances of borrowed funds of $50.2 million, money market accounts of $1.8 million, certificates of deposit of $29.5 million and savings and club accounts of $11.9 million were offset by declines in interest bearing demand accounts of $6.6 million. For the nine months ended June 30, 2016 and 2015 the average cost of interest bearing liabilities was 0.81% and 0.80%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.8 million for the nine month period ended June 30, 2016 compared to $1.5 million for the nine month period ended June 30, 2015. The allowance for loan losses was $9.4 million, or 0.76% of loans outstanding, at June 30, 2016, compared to $8.9 million, or 0.80% of loans outstanding at September 30, 2015. Purchased loans were initially recorded at fair market value and did not require an additional allowance at June 30, 2016.

Non-interest Income. Non-interest income increased $727,000, or 12.8%, to $6.4 million for the nine months ended June 30, 2016 from $5.7 million for the comparable period in 2015. Increases in service fees on deposit accounts of $231,000, gain on sale of investments of $383,000, insurance commissions of $55,000 and other non-interest income of $137,000 were partially offset by decreases in service charges and fees on loans of $14,000, trust and investment fees of $57,000 and earnings on bank owned life insurance of $8,000.

Non-interest Expense. Non-interest expense increased $4.1 million, or 15.0%, to $31.5 million for the nine months ended June 30, 2016 from $27.4 million for the comparable period in 2015. The primary reasons for the increase were increases in compensation and employee benefits of $2.0 million, occupancy and equipment of $760,000, professional fees of $275,000, data processing of $430,000, foreclosed real estate of $241,000, merger related costs of $245,000, amortization of intangible assets of $102,000 and other expenses of $241,000, which were offset in part by declines in advertising of $188,000. The increase in non-interest expense included expenses related primarily to the addition of former ENB employees and former ENB locations as well as additional expenses related to the Company’s qualified and non-qualified benefit plans.

Income Taxes. Income tax expense decreased $234,000 to $2.1 million for the nine months ended June 30, 2016 from $2.3 million for the comparable 2015 period. The decrease was primarily a result of the decrease in income before taxes of $1.5 million for the nine months ended June 30, 2016 offset by an increase in the effective tax rate. The effective tax rate was 25.2% for the nine months ended June 30, 2016, compared to 23.6% for the 2015 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands).

	June 30, 2016	September 30, 2015
Non-performing assets:
Non-accruing loans	$21,237	$20,105

Total non-performing loans	21,237	20,105
Foreclosed real estate	2,244	2,480
Other repossessed assets	63	64

Total non-performing assets	$23,544	$22,649

Ratio of non-performing loans to total loans	1.71%	1.81%
Ratio of non-performing loans to total assets	1.20%	1.25%
Ratio of non-performing assets to total assets	1.33%	1.41%
Ratio of allowance for loan losses to total loans	0.76%	0.80%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $895,000 to $23.5 million at June 30, 2016 from $22.6 million at September 30, 2015. Non-performing loans increased $1.1 million to $21.2 million at June 30, 2016 from $20.1 million at September 30, 2015. The year to date increase was primarily due to the addition of non-performing loans acquired as a result of the merger with ENB. The number of nonperforming residential loans was 92 at June 30, 2016 compared to 96 at September 30, 2015. The $21.2 million of non-accruing loans at June 30, 2016 included 92 residential loans with an aggregate outstanding balance of $9.1 million, 67 commercial and commercial real estate loans with aggregate outstanding balances of $10.4 million and 55 consumer loans with aggregate balances of $1.7 million. Within the residential loan balance are $5.1 million of loans less than 90 days past due. In the quarter ended June 30, 2016, the Company identified 40 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $236,000 to $2.2 million at June 30, 2016 from $2.5 million at September 30, 2015. Foreclosed real estate consists of 22 residential properties, five building lots and four commercial properties.

At June 30, 2016, the principal balance of troubled debt restructures was $7.3 million as compared to $7.6 million at September 30, 2015. Of the $7.3 million of troubled debt restructures at June 30, 2016, $677,000 are performing loans and $6.6 million are non-accrual loans.

Of the 54 loans that comprise our troubled debt restructures at June 30, 2016, no loans were granted a rate concession at a below market interest rate. Twenty-one loans with balances totaling $2.8 million were granted market rate and terms concessions, 12 loans totaling $794,000 were granted an interest rate concession and 21 loans with balances totaling $3.7 million were granted term concessions.

As of June 30, 2016, troubled debt restructures were comprised of 44 residential loans totaling $4.9 million, six commercial and commercial real estate loans totaling $2.2 million, and four consumer (home equity loans, home equity lines and credit, indirect auto and other) loans totaling $238,000.

For the three month period ended June 30, 2016, five loans totaling $806,000 were removed from non-performing TDR status due to completion of one year of consecutive timely payments, two loans totaling $148,000 were removed due to payoffs and one loan totaling $128,000 was transferred to other real estate. For the nine month period ended June 30, 2016, nine loans totaling $1.3 million were removed from non-performing TDR status due to completion of one year of consecutive timely payments, four loans totaling $446,000 were paid in full and three loans were foreclosed totaling $422,000.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended June 30, 2016, we modified five loans totaling $651,000 in this fashion. For the nine months ended June 30, 2016, we modified 19 loans totaling $2.6 million in this fashion. With regard to commercial loans, including commercial real estate loans, there were no loans in the three months ended June 30, 2016. For the nine months ending June 30, 2016 there were five commercial loans totaling $1.3 million which were modified.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2016, $26.0 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $2.8 million at June 30, 2016. As of June 30, 2016, we had $393.8 million in borrowings outstanding from FHLBank Pittsburgh. We have access to total FHLBank advances of up to approximately $600.1 million.

At June 30, 2016, we had $135.8 million in loan commitments outstanding, which included, in part, $39.9 million in undisbursed construction loans and land development loans, $34.8 million in unused home equity lines of credit, $56.1 million in commercial lines of credit and commitments to originate commercial loans, $3.4 million in performance standby letters of credit and $1.6 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2016 totaled $296.8 million, or 52.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $13.8 million and $14.0 million for the nine months ended June 30, 2016 and 2015, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was ($5.1) million and ($33.3) million for the nine months ended June 30, 2016 and 2015, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash (used for)/provided by of ($1.4) million and $14.6 million for the nine months ended June 30, 2016 and 2015, respectively.

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

Contractual Obligations

During the first nine months of fiscal 2016, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2015.

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

In addition to the risk factors relating the Company that were disclosed in response to Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2015, the following additional risk factor exists relating to the recently announced execution of a merger agreement by and among the Company and ENB, Inc., the holding company to Eagle National Bank:

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

ESSA BANCORP, INC,

Date: August 9, 2016	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 9, 2016	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer