Form 10-K
period 2016-09-30
ESSA Bancorp, Inc.
filed 2016-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

As of December 1, 2016, there were 18,133,095 shares issued and 11,407,934 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2016, was $136,657,518.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

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

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is a Pennsylvania-chartered holding company for ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of the Bank. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of the Bank. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. On July 31, 2012, ESSA Bancorp completed its acquisition of First Star Bancorp, Inc. and its wholly-owned subsidiary, First Star Bank (“First Star”). The total value of the consideration for the acquisition was $24.6 million, 50% of which was paid in cash and the remainder paid in the form of ESSA Bancorp common stock. On April 4, 2014, ESSA Bancorp completed its acquisition of Franklin Security Bancorp, Inc. and its wholly owned subsidiary, Franklin Security Bank (“Franklin Security”). The total value of the consideration for the acquisition was $15.7 million which was paid in cash. On December 4, 2015, ESSA Bancorp completed its acquisition of Eagle National Bancorp, Inc. (“ENB”), whereby ESSA Bancorp acquired ENB and its wholly owned subsidiary, Eagle National Bank in an all cash transaction. Under the terms of the agreement, ENB stockholders received approximately $24.7 million, or $5.80 per share as of the December 4, 2015 closing date. Effective November 14, 2014, ESSA Bancorp converted its holding company status from a savings and loan holding company to a bank holding company, and it elected the financial holding company designation as a bank holding company. At September 30, 2016, ESSA Bancorp had consolidated assets of $1.8 billion, consolidated deposits of $1.2 billion and consolidated stockholders’ equity of $176.3 million. Consolidated net income for the fiscal year ended September 30, 2016 was $7.7 million.

ESSA Bank & Trust

General

The Bank was organized in 1916. The Bank is a Pennsylvania chartered full-service, community-oriented savings bank. We provide financial services to individuals, families and businesses through our 26 full-service banking offices, located in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware and Montgomery Counties, Pennsylvania. The Bank is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. In March 2014, the Bank converted its charter from a Pennsylvania savings and loan association to a Pennsylvania savings bank. The charter change did not have a material effect on the operations of the Bank.

The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential first mortgage loans (including construction mortgage loans), commercial real estate loans, home equity loans and lines of credit, commercial and consumer loans (including indirect auto loans). We offer a variety of deposit accounts, including checking, savings and certificates of deposits. We also offer asset management and trust services. We offer investment services through our relationship with Cetera Investment Services LLC, a third party broker/dealer and investment advisor. We offer insurance benefit consulting services through our wholly owned subsidiary, ESSA Advisory Services, LLC.

The Bank’s executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. Our website address is www.essabank.com.

The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). All filed SEC reports and interim filings can be obtained from the Bank’s website, on the “Investor Relations” page, without charge from the Company.

Market Area

At September 30, 2016, our 26 full-service banking offices consisted of 11 offices in Monroe County, 4 offices in Lehigh County, 5 offices in Northampton County, 1 office in Lackawanna County, 1 office in Luzerne County, 1 office in Chester County, 2 offices in Delaware County and 1 office in Montgomery County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. Chester and Montgomery Counties are located south and Delaware County southwest of Monroe County. As of September 30, 2016, we had a deposit market share of approximately 29.8% in Monroe County, which represented the largest deposit market share in Monroe County, 2.4% in Northampton County, 1.4% in Lehigh County, 0.1% in Lackawanna County, 0.9% in Luzerne County, 0.1% in Chester County, 0.1% in Montgomery County and 1.3% in Delaware County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real estate property. In recent years, we have increased our originations of commercial loans, commercial real estate loans and indirect auto loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from $160.2 million or 16.7% of our total loan portfolio at September 30, 2012 to $288.4 million, or 23.5%, of our total loan portfolio at September 30, 2016. One- to four-family residential real estate mortgage loans represented $596.6 million, or 48.6%, of our loan portfolio at September 30, 2016. Home equity loans and lines of credit totaled $48.2 million, or 3.9%, of our loan portfolio at September 30, 2016. Commercial loans totaled $40.0 million, or 3.3%, of our loan portfolio at September 30, 2016 and construction first mortgage loans totaled $1.7 million, or 0.1%, of the total loan portfolio at September 30, 2016. Obligations of states and political subdivisions totaled $56.9 million, or 4.6%, of our loan portfolio at September 30, 2016. Auto loans totaled $193.1 million or 15.7% of the total loan portfolio at September 30, 2016. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential first mortgage loans:
One- to four-family	$596,645	48.6%	$610,582	55.0%	$654,152	61.3%	$686,651	73.3%	$696,696	72.8%
Construction	1,733	0.1	878	0.1	1,367	0.1	2,288	0.2	3,805	0.4
Commercial	39,978	3.3	34,314	3.1	25,807	2.4	10,125	1.1	12,818	1.3
Commercial real estate	288,447	23.5	200,004	18.0	190,536	17.9	159,469	17.0	160,192	16.7
Obligations of states and political subdivisions	56,923	4.6	59,820	5.4	49,177	4.6	33,445	3.6	33,736	3.5
Home equity loans and lines of credit	48,163	3.9	39,903	3.6	41,387	3.9	41,923	4.5	47,925	5.0
Auto loans	193,078	15.7	162,193	14.5	100,571	9.4	61	—	165	—
Other	3,302	0.3	3,343	0.3	3,904	0.4	2,332	0.3	2,320	0.3

Total loans receivable	$1,228,269	100.0%	$1,111,037	100.0%	$1,066,901	100.0%	$936,294	100.0%	$957,657	100.0%
Allowance for loan losses	(9,056)		(8,919)		(8,634)		(8,064)		(7,302)

Total loans receivable, net	$1,219,213		$1,102,118		$1,058,267		$928,230		$950,355

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-four- family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)
Due During the Years Ending September 30,
2017	$581	$—	$5,812	$34,223
2018	3,646	—	3,544	25,834
2019	3,922	—	5,294	24,792
2020 to 2021	11,043	—	4,439	41,520
2022 to 2026	113,133	—	12,337	53,060
2027 to 2031	156,282	—	688	29,536
2031 and beyond	308,038	1,733	7,864	79,482

Total	$596,645	$1,733	$39,978	$288,447

	Obligations of States and Political subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)
Due During the Years Ending September 30,
2017	$470	$1,360	$1,255	$189	$43,890
2018	1,367	1,173	4,900	312	40,776
2019	123	1,959	14,904	391	51,385
2020 to 2021	841	6,303	114,441	1,290	179,877
2022 to 2026	17,803	13,027	57,578	108	267,046
2027 to 2031	25,930	10,744	—	543	223,723
2031 and beyond	10,389	13,597	—	469	421,572

Total	$56,923	$48,163	$193,078	$3,302	$1,228,269

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2016 that are contractually due after September 30, 2017.

	Due After September 30, 2017
	Fixed	Adjustable	Total
	(In thousands)

Residential first mortgage loans:
One- to four-family	$554,947	$41,117	$596,064
Construction	1,733	—	1,733
Commercial	26,410	7,756	34,166
Commercial real estate	58,740	195,484	254,224
Obligations of states and political subdivisions	26,707	29,746	56,453
Home equity loans and lines of credit	16,382	30,421	46,803
Auto loans	191,823	—	191,823
Other	2,889	224	3,113
Total	$879,631	$304,748	$1,184,379

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center.

One- to four-family Residential Loans. Historically, our principal lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania. At September 30, 2016, $596.6 million, or 48.6%, of our loan portfolio, consisted of one- to four-family residential loans. Our origination of one- to four-family loans increased in fiscal year 2016 compared to fiscal year 2015 and fiscal year 2014. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios if private mortgage insurance is specified to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2016, our largest loan secured by one- to four-family real estate had a principal balance of approximately $1.9 million and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $5.0 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2016 and $2.2 million during the year ended September 30, 2015. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2016, $41.1 million, or 6.9%, of our one- to four-family residential loans had adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our loan originators. Eligible properties include primary and vacation homes in northeastern Pennsylvania, with the majority of loans being originated in Monroe, Northampton and Lehigh Counties. As of September 30, 2016, home equity loans and lines totaled about $48.2 million, or 3.9%, of our loan portfolio.

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

Commercial Real Estate Loans. At September 30, 2016, $288.4 million, or 23.5%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80% and 85% for select loans with faster amortizations. At September 30, 2016, our largest commercial real estate relationship balance was $13.6 million, which was performing in accordance with its terms.

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

First Mortgage Construction Loans. At September 30, 2016, $1.7 million, or 0.1%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2016, our largest first mortgage construction loan balance was $321,000. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30 year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Commercial Loans. At September 30, 2016, approximately $40.0 million, or 3.3%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to individuals and businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.

Obligations of States and Political Subdivisions. At September 30, 2016, $56.9 million, or 4.6%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2016, $193.1 million, or 15.7% of our total loan portfolio consisted of auto loans. Franklin Security specialized in indirect automobile lending. After the acquisition of Franklin Security, the Bank retained a number of their experienced employees. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2016, these other loans totaled $3.3 million, or 0.3%, of the total loan portfolio.

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

Non-performing Loans. At September 30, 2016, $19.3 million, or 1.57% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $8.1 million at September 30, 2016. Residential first mortgage loans that were 90 days or more past due or classified as non-performing troubled debt restructured loans totaled $9.0 million at September 30, 2016. In connection with the ENB acquisition, the Company acquired loans with deteriorated credit quality totaling $3.5 million. These loans were carried at $1.8 million at September 30, 2016. The Company acquired no loans with deteriorated credit quality in connection with the acquisition of Franklin Security Bank in April 2014, and acquired no non-performing assets from First National Community Bank in January 2014.

Real Estate Owned. At September 30, 2016, the Company had $2.7 million of real estate owned consisting of 34 properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$8,972	$9,772	$9,778	$10,945	$10,536
Construction	—	—	—	—	—
Commercial	874	416	1,243	1,177	1,870
Commercial real estate	8,144	8,840	10,612	10,818	10,909
Home equity loans and lines of credit	950	690	259	339	373
Auto loans	344	366	—	—	—
Other	31	21	20	—	19
Total	19,315	20,105	21,912	23,279	23,707

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Auto Loans	—	—	—	—	—
Other	—	—	—	—	—
Total loans 90 days or more past due	—	—	—	—	—

Non-performing troubled debt restructurings	—	—	238	585	533

Total non-performing loans	19,315	20,105	22,150	23,864	24,240

Real estate owned	2,659	2,480	2,759	2,111	2,998
Other repossessed assets	9	64	69	—	—

Total non-performing assets	$21,983	$22,649	$24,978	$25,975	$27,238

Troubled Debt Restructurings (1):
Residential first mortgage loans:
One- to four-family	$4,981	$6,575	$5,302	$6,024	$7,342
Construction	—	—	—	—	—
Commercial	—	—	—	18	227
Commercial real estate	2,625	800	1,381	1,582	5,344
Home equity loans and lines of credit	234	264	103	197	167
Auto loans	—	—	—	—	—
Other	—	—	—	—	—
Total	$7,840	$7,639	$6,786	$7,821	$13,080

Ratios:
Total non-performing loans to total loans	1.57%	1.81%	2.08%	2.55%	2.53%
Total non-performing loans to total assets	1.09%	1.25%	1.41%	1.74%	1.71%
Total non-performing assets to total assets	1.24%	1.41%	1.58%	1.89%	1.92%

1)	Non-performing troubled debt restructurings are included in total troubled debt restructurings as part of the non-performing assets table.

For the years ended September 30, 2016, 2015, 2014, 2013, and 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $779,000, $188,000, $660,000, $883,000 and $592,000, respectively.

At September 30, 2016, the principal balance of troubled debt restructures was $7.8 million as compared to $7.6 million at September 30, 2015. Of the $7.8 million of troubled debt restructures at September 30, 2016, $433,000 are performing loans and $7.4 million are non-accrual loans.

Of the 57 loans that comprised our troubled debt restructures at September 30, 2016, no loans were granted a rate concession at a below market interest rate, 21 loans with balances totaling $3.0 million were granted market rate and terms concessions, 24 loans with balances totaling $4.1 million were granted terms concessions and 12 loans with balances totaling $722,000 were granted interest rate concessions.

Troubled debt restructured loans at September 30, 2016 were comprised of 46 residential loans totaling $5.0 million, 8 commercial real estate loans totaling $2.6, and 3 consumer loans (home equity loans, home equity lines of credit, and other) totaling $234,000.

For the year ended September 30, 2016, 18 loans totaling $2.5 million were removed from TDR status, 4 loans totaling $497,000 were transferred to foreclosed real estate, 10 loans for $1.5 million had completed timely payments, and 4 loan totaling $446,000 was paid off.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2016, we modified 29 loans totaling $3.9 million. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total we modified 9 commercial loans with an aggregate balance of approximately $10.0 million for the year ended September 30, 2016.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2016
Residential first mortgage loans:
One- to four-family	$6	$660	$92	$8,972	$98	$9,632
Construction	—	—	—	—	—	—
Commercial	1	57	13	874	14	931
Commercial real estate	3	191	49	8,144	52	8,335
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	2	147	17	950	19	1,097
Auto loans	12	232	22	344	34	576
Other	—	—	3	31	3	31
Total	$24	$1,287	$196	$19,315	$220	$20,602

At September 30, 2015
Residential first mortgage loans:
One- to four-family	$9	$1,045	$94	$9,772	$103	$10,817
Construction	—	—	—	—	—	—
Commercial	1	7	8	416	9	423
Commercial real estate	4	587	46	8,840	50	9,427
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	1	45	20	690	21	735
Auto loans	12	180	24	366	36	546
Other	—	—	3	21	3	21
Total	$27	$1,864	$195	$20,105	$222	$21,969

At September 30, 2014
Residential first mortgage loans:
One- to four-family	$14	$1,393	$100	$9,778	$114	$11,171
Construction	—	—	—	—	—	—
Commercial	3	30	21	1,243	24	1,273
Commercial real estate	2	89	54	10,612	56	10,701
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	3	33	18	259	21	292
Auto loans	4	33	—	—	4	33
Other	—	—	2	20	2	20
Total	$26	$1,578	$195	$21,912	$221	$23,490

At September 30, 2013
Residential first mortgage loans:
One- to four-family	$8	$990	$92	$10,945	$100	$11,935
Construction	—	—	—	—	—	—
Commercial	—	—	19	1,177	19	1,177
Commercial real estate	—	—	61	10,818	61	10,818
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	4	77	10	339	14	416
Auto loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$12	$1,067	$182	$23,279	$194	$24,346

At September 30, 2012
Residential first mortgage loans:
One- to four-family	$11	$1,274	$78	$10,536	$89	$11,810
Construction	—	—	—	—	—	—
Commercial	—	—	27	1,870	27	1,870
Commercial real estate	3	3,348	59	10,909	62	14,257
Obligations of states and political subdivisions	—	—	—	—	—	—
Home equity loans and lines of credit	4	138	15	373	19	511
Auto loans	—	—	—	—	—	—
Other	—	—	1	19	1	19
Total	$18	$4,760	$180	$23,707	$198	$28,467

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

At September 30, 2016, the Company classified approximately $12.3 million of our assets as Special Mention of which $9.1 million were commercial and commercial real estate loans and $33.3 million as Substandard of which $22.6 million were commercial and commercial real estate loans. No loans were classified Doubtful or Loss. On the basis of management’s review of its assets, at September 30, 2015, we classified approximately $8.7 million of our assets as Special Mention of which $4.5 million were commercial and commercial real estate loans and $36.6 million as Substandard of which $21.5 million were commercial and commercial real estate loans. No loans were classified as Doubtful or Loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2016 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Balance at beginning of year	$8,919	$8,634	$8,064	$7,302	$8,170

Charge-offs:
Residential first mortgage loans:
One- to four-family	(1,040)	(1,359)	(1,709)	(2,401)	(2,366)
Construction	—	—	—	—	—
Commercial	(18)	(30)	(101)	—	(31)
Commercial real estate	(266)	(65)	(120)	(403)	(987)
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	(209)	(27)	(145)	(243)	(380)
Auto loans	(1,262)	(596)	—	—	—
Other	—	(6)	(3)	(6)	(13)
Total charge-offs	(2,795)	(2,083)	(2,078)	(3,053)	(3,777)

Recoveries:
Residential first mortgage loans:
One- to four-family	59	76	163	50	291
Construction	—	—	—	—	—
Commercial	7	23	20	—	26
Commercial real estate	52	84	94	2	7
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	9	15	18	13	33
Auto loans	246	87	—	—	—
Other	9	8	3	—	2
Total recoveries	382	293	298	65	359

Net charge-offs	(2,413)	(1,790)	(1,780)	(2,988)	(3,418)
Provision for loan losses	2,550	2,075	2,350	3,750	2,550

Balance at end of year	$9,056	$8,919	$8,634	$8,064	$7,302

Ratios:
Net charge-offs to average loans outstanding	0.20%	0.17%	0.17%	0.32%	0.44%
Allowance for loan losses to non-performing loans at end of year	46.89%	44.36%	38.98%	33.79%	30.12%
Allowance for loan losses to total loans at end of year	0.74%	0.80%	0.81%	0.86%	0.76%

Loans acquired by the Company as a result of the Company’s mergers with ENB which closed on December 4, 2015, First Star, which closed on July 31, 2012, and Franklin Security, which closed on April 4, 2014, were recorded at fair value on the purchase date without the carryover of any related allowance for loan losses. At each reporting date subsequent to their purchase, these loans have been included in the Company’s evaluation of the adequacy of its allowance for loan losses. At September 30, 2012, there were $207.1 million of former First Star loans without an accompanying allowance for loan loss included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. At September 30, 2013, there were $155.4 million of loans of former First Star loans included in the Company’s total loans when calculating the loan loss to total loans ratio. At September 30, 2013 there was an allowance for loan losses of $257,000 related to First Star loan that was included in the allowance for loan losses. This loan was not a significant factor in the increase in the allowance for loan losses to total loans ratio from 0.76% at September 30, 2012 to 0.86% at September 30, 2013. At September 30, 2014, there were $133.1 million of former First Star loans and $128.6 of former Franklin Security loans without an accompanying allowance for loan loss included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were a significant factor in the decline of this ratio from 0.86% at September 30, 2013 to 0.81% at September 30, 2014. At September 30, 2015, there were $111.4 million of former First Star loans and $88.9 million of former Franklin Security loans without an accompanying allowance for loan loss included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were not a significant factor in the decline of this ratio from 0.81% at September 30, 2014 to 0.80% at September 30, 2015. At September 30, 2016 there were $97.9 million of former First Star loans, $60.6 million of former Franklin Security loans and $97.9 million of former ENB loans with a related allowance for loan loss of $236,000 included in the Company’s total loans when calculating the allowance for loans losses to total loans ratio. These loans were a significant factor in the decline of this ratio from 0.80% at September 30, 2015 to 0.74% at September 30, 2016. At September 30, 2012, there were $9.4 million of former First Star loans, without an accompanying allowance for loan losses included in the Company’s total loans when calculating the allowance for loan losses to non-performing loans (ALL to NPL) ratio. At September 30, 2013, there were $7.3 million of former First Star loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2013 there was an allowance for loan losses of $257,000 related to one of these loans that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio to 33.79% at September 30, 2013 from 30.12% at September 30, 2012. At September 30, 2014, there were $11.2 million of former First Star loans and $1.6 million of former Franklin Security loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2014 there was an allowance for loan losses of $66,000 related to one of these loans included in the Company’s total loans when calculating the ALL to NPL that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio from 33.79% at September 30, 2013 to 38.98% at September 30, 2014. At September 30, 2015, there were $6.1 million of former First Star loans and $1.8 million of former Franklin Security loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2015 there was an allowance for loan losses of $266,000 related to these loans included in the Company’s total loans when calculating that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio from 38.98% at September 30, 2014 to 44.36% at September 30, 2015. At September 30, 2016, there were $5.0 million of former First Star loans, $1.2 million of former Franklin Security loans and $2.2 of former ENB loans in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2016 there was an allowance for loan losses of $236,000 related to these loans included in the allowance for loan losses. These loans were not a significant reason for the increase in the ALL to NPL ratio from 44.36% at September 30, 2015 to 46.89% at September 30, 2016.

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

	2016			2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$4,426	48.88%	48.58%	$5,140	57.63%	54.96%	$5,573	64.54%	61.30%
Construction	13	0.14	0.14	7	0.08	0.08	11	0.13	0.13
Commercial	882	9.74	3.25	693	7.77	3.09	528	6.12	2.42
Commercial real estate	852	9.41	23.49	671	7.52	18.00	663	7.68	17.86
Obligations of states and political subdivisions	215	2.37	4.63	189	2.12	5.38	163	1.89	4.61
Home equity loans and lines of credit	455	5.02	3.92	461	5.17	3.59	470	5.44	3.88
Auto loans	1,880	20.76	15.72	1,570	17.60	14.60	459	5.32	9.43
Other	25	0.28	0.27	27	0.30	0.30	32	0.37	0.37
Total allocated allowance	8,748	96.60	100.00	8,758	98.19	100.00	7,899	91.49	100.00
Unallocated allowance	308	3.40	—	161	1.81	—	735	8.51	—
Total allowance for loan losses	$9,056	100.00%	100.00%	$8,919	100.00%	100.00%	$8,634	100.00%	100.00%

	2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Residential first mortgage loans:
One- to four-family	$5,787	71.76%	73.34%	$5,401	73.97%	72.75%
Construction	20	0.25	0.24	29	0.40	0.40
Commercial	337	4.18	1.08	474	6.49	1.34
Commercial real estate	946	11.73	17.03	699	9.57	16.73
Obligations of states and political subdivisions	130	1.61	3.57	127	1.74	3.52
Home equity loans and lines of credit	430	5.33	4.48	499	6.83	5.00
Auto Loans	—	—	—	—	—	—
Other	21	0.26	0.26	22	0.30	0.26
Total allocated allowance	7,671	95.12	100.00	7,251	99.30	100.00
Unallocated allowance	393	4.88	—	51	0.70	—
Total allowance for loan losses	$8,064	100.00%	100.00%	$7,302	100.00%	100.00%

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

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our investment policy is reviewed annually by our ALCO/Investment management committee. All policy changes recommended by this management committee must be approved by the Board of Directors. The Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Controller, Chief Operating Officer, Senior Vice President Retail Services Division and the Senior Vice President Administration/Operations. Authority to make investments under the approved guidelines is delegated by the Committee to appropriate officers. While general investment strategies are developed and authorized by the ALCO/Investment management committee, the execution of specific actions rests with the Chief Financial Officer.

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

Mortgage-Backed Securities. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and GNMA and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae, Freddie Mac, and GNMA. At September 30, 2016, our mortgage-backed securities portfolio had a fair value of $219.2 million, consisting primarily of Freddie Mac, Fannie Mae and GNMA mortgage-backed securities.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. government agencies and U.S. government sponsored enterprises, including Fannie Mae, Freddie Mac and GNMA) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

Equity Securities. At September 30, 2016, our equity securities had a fair value of $25,000.

In addition, we hold Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2016 was $15.3 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2016 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2016, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$216,112	$219,162	$232,191	$234,530	$266,088	$265,052
Obligations of state and political subdivisions	71,323	73,690	50,094	51,625	41,375	42,771
U.S. government agency securities	25,669	25,941	45,799	46,186	47,821	47,630
Corporate obligations	38,331	38,418	22,440	22,360	13,140	13,328
Trust-preferred securities	489	500	1,613	1,711	5,027	5,621
Other debt securities	32,473	32,674	22,807	22,970	6,618	6,651
Total debt securities	384,397	390,385	374,944	379,382	380,069	381,053
Equity securities – financial services	25	25	25	25	2,025	2,025
Total investment securities available-for-sale	$384,422	$390,410	$374,969	$379,407	$382,094	$383,078

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities available for sale:

U.S. government securities	$1,915	2.50%	$23,754	1.47%	$-	—%	$-	—%	$25,669	$25,941	1.55%
Obligations of state and political subdivisions	3,249	2.92	16,076	2.11	27,560	2.85	24,438	3.00	71,323	73,690	2.74
Mortgage-backed securities	—	0.00	2,228	2.28	6,866	2.87	207,018	2.40	216,112	219,162	2.39
Corporate obligations	1,497	2.61	6,398	2.58	26,218	4.13	4,218	3.48	38,331	38,418	3.69
Trust preferred securities	—	0.00	—	0.00	—		489	3.27	489	500	3.27
Other debt securities	—	0.00	—	0.00	11,042	2.17	21,431	2.38	32,473	32,674	2.69
Total debt securities	6,661	2.73	48,456	1.87	71,686	3.22	257,594	2.47	384,397	390,385	2.55
Equity securities	—	0.00	—	0.00	—		25		25	25	0.00
Total investment securities available for-sale	$6,661	2.73%	$48,456	1.87%	$71,686	3.22%	$257,619	2.47%	$384,422	$390,410	2.55%

Sources of Funds

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, Interest bearing demand accounts accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. We provide commercial checking accounts for businesses.

At September 30, 2016, our deposits totaled $1.2 billion. Interest-bearing demand deposit, savings and club and money market deposits totaled $559.2 million at September 30, 2016. At September 30, 2016, we had a total of $512.7 million in certificates of deposit. Noninterest-bearing demand deposits totaled $142.9 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2016, we had a total of $198.6 million of brokered certificates of deposits, a decrease of $73.3 million from the prior fiscal year end. Our brokered certificates of deposits range from less than one- to seven-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2016			2015			2014
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$138,070	11.72%	—%	$89,333	8.19%	—%	$64,253	6.01%	—%
Interest bearing demand accounts	110,437	9.37%	0.11%	107,782	9.88%	0.10	109,615	10.26%	0.07
Money market	198,717	16.86%	0.31%	186,121	17.06%	0.25	155,841	14.59%	0.20
Savings and club	135,030	11.46%	0.05%	123,028	11.28%	0.05	115,347	10.80%	0.05
Certificates of deposit	596,143	50.59%	1.14%	584,684	53.59%	1.16	623,307	58.34%	1.20
Total deposits	$1,178,397	100.00%	0.73%	$1,090,948	100.00%	0.68%	$1,068,363	100.00%	0.78%

As of September 30, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $152.8 million. The following table sets forth the maturity of those certificates as of September 30, 2016.

At September 30, 2016
(In thousands)
Three months or less	$16,929
Over three months through six months	16,074
Over six months through one year	27,432
Over one year	92,407
Total	$152,842

At September 30, 2016, $271.0 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of year	$129,460	$91,339	$108,020
Maximum outstanding at any month end	$182,636	$132,533	$108,020
Average balance during year	$120,590	$115,006	$55,204
Weighted average interest rate at end of year	0.64%	0.40%	0.33%
Average interest rate during year	0.53%	0.37%	0.33%

At September 30, 2016, we had the ability to borrow approximately $602.3 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2016, the Bank had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2016, we had 285 full-time employees, and 41 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

The Bank has four wholly owned subsidiaries, ESSACOR, Inc., Pocono Investment Company, ESSA Advisory Services, LLC, and Integrated Financial Corporation and its fully owned subsidiary Integrated Abstract Incorporated. ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank and is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of the Bank, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100% by the Bank. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(K) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania Corporation that provided investment advisory services to the general public and is currently inactive. Integrated Abstract Incorporated is a Pennsylvania Corporation that provided title insurance services and is currently inactive.

SUPERVISION AND REGULATION

General

The Company is a Pennsylvania corporation. The Company was formerly regulated as a savings and loan holding company, and in November 2014 took the steps necessary to be regulated as a bank holding company. As a bank holding company, we are required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board.

The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund (“DIF”). We are subject to extensive regulation by the Pennsylvania Department of Banking and Securities (the “Department”), our chartering agency, and by the FDIC, our primary federal regulator. We must file reports with the Department and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Department and the FDIC to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on us and our operations.

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries with the components of Tier 1 capital restricted to capital instruments considered to be Tier 1 capital for insured depository institutions. The legislation established a floor for capital of insured depository institutions that cannot be lower than the standards then in effect, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months from the enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The required capital regulations have been issued and were effective January 1, 2015.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (“CFPB”) with substantial power to implement and oversee consumer protection laws. The CFPB Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators.

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

The Dodd-Frank Act prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the CFPB has adopted regulations defining “qualified mortgages” that are presumed to comply with the Dodd-Frank Act’s ability-to-repay rules. Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-repay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable. The Bank will not grant a non-qualified mortgage loan unless such loan falls under the “temporary qualified mortgage” guidance and there were additional factors to support the exception (which may include a review of the borrower’s creditworthiness and whether a deposit relationship exists).

Many of the provisions of the Dodd-Frank Act had delayed effective dates and required extensive regulations. Although the ultimate impact of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Regulation by the Pennsylvania Department of Banking and Securities

The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. The Department may also take enforcement actions against savings banks and may appoint a receiver or conservator for a savings bank under certain circumstances.

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

The Bank was formerly a Pennsylvania savings association. Changes to Pennsylvania law repealed the Savings Association Code. Consequently, in March 2014, the Bank converted its charter to a Pennsylvania savings bank whose state law powers are primarily governed by Chapter 5 of the Pennsylvania Baking Code of 1965, as amended. The charter conversion did not have a material effect on the operations of the Bank.

Regulation by the Federal Deposit Insurance Corporation

The Bank is also subject to extensive regulation, examination and supervision, among other things, by the Federal Deposit Insurance Corporation, as its primary federal regulator. Such regulation and supervision:

•	limits the investment authority of the Bank;
•

establishes a continuing and affirmative obligation, consistent with the Bank’s safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;

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

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured savings bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the savings bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions. Although the Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.

Transactions with Affiliates

Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank under Sections 23A and 23B but instead is considered part of the Bank for purposes of the applicable limits and requirements.

Section 23A:

•

limits the extent to which a bank and its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points.

The FDIC may adjust its assessment scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2016, the annualized FICO assessment was 0.56 basis points of an institution’s total assets less tier 1 capital.

Capital Requirements

Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets, and a Tier 1 capital to total adjusted assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

At September 30, 2016, the Bank’s capital exceeded all applicable requirements.

Any state-chartered savings bank that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain corrective actions are required by law, as described further under “Prompt Corrective Action.”

We are also subject to capital regulations of the Department which generally incorporate federal requirements.

Dividends from ESSA Bank & Trust

Our ability to pay dividends depends, to a large extent, upon the Bank’s ability to pay dividends to ESSA Bancorp. The Banking Code states, that no dividend may be paid out of surplus without approval of the Department. Dividends may be paid out of accumulated net earnings. No dividend may generally be paid that would result in the Bank failing to comply with its regulatory capital requirements.

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

As of September 30, 2016, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

The USA PATRIOT Act

The USA PATRIOT Act of 2001 gave the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Holding Company Regulation

Federal Regulation. The Company is a bank holding company that has elected to be a financial holding company and is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. This eliminated the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that were previously includable for bank holding companies. The Dodd-Frank Act grandfathered instruments issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets. Consolidated regulatory capital requirements identical to those applicable to the subsidiary institutions applied to bank holding companies of greater than $1.0 billion in assets, including the Company, effective January 1, 2015. As in the case with the institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.

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

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that is “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues. Federal Reserve Board guidance provides for agency prior review of bank holding company dividends and stock redemptions and repurchases in certain additional circumstances, which may affect our ability to pay dividends.

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

In order to maintain our status as a financial holding company, we must remain “well capitalized” and “well managed” under applicable regulations and maintain a satisfactory or better rating under the Community Reinvestment Act. Failure to meet one or more of the requirements would mean, depending on the requirements not met, that we could not undertake new activities, make acquisitions other than those permitted generally for bank holding companies, or continue certain activities.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. ESSA Bancorp, Inc. and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to ESSA Bancorp, Inc. and the Bank.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996, the Bank was permitted to establish a reserve for bad debts for tax purposes and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank’s taxable income. As a result of the Small Business Protection Act of 1996, the Bank must use the specific charge off method in computing its bad debt deduction for tax purposes.

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2016, the Bank’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2016, the Bank had a $356,000  minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2016, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent three-year period. The 2012, 2013, and 2014 tax years remain open.

State Taxation

Pennsylvania State Taxation. ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal year 2016 is 10.0% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

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

From September, 2007 through December, 2008, the Federal Reserve Board of Governors decreased its target for the federal funds rate from 5.25% to 0.25%. While these short term market interest rates (which we use as a guide to price our deposits) decreased, longer term market interest rates (which we use as a guide to price our longer term loans) also decreased but not to the same degree. With the decline in shorter term market interest rates the Company’s cost of funds declined. This decline in our cost of funds was initially beneficial to our net interest spread. However, as short term market rates have remained low and longer term interest rates also declined, the Company’s net interest margin decreased from 2.93% for the year ended September 30, 2009 to 2.65% for the year ended September 30, 2012. The Company’s acquisition of First Star Bancorp was effective July 31, 2012. The acquisition, along with increases in longer term interest rates during the third and fourth quarter of our 2013 fiscal year, helped to increase our net interest margin to 3.08% for the year ended September 30, 2013. Rates remained low during the subsequent fiscal years. The resulting decline in the yield on our interest earning assets outpaced the decline in the cost of our interest bearing liabilities resulting in a decline in our net interest margin to 2.96% for the year ended September 30, 2015 from 2.97% for the year ended September 30, 2014 and from 3.08% for the year ended September 30, 2013. In December, 2015 the Federal Reserve Board increased the federal funds rate from 0.25% to 0.50%. Longer term interest rates continued to decline throughout much of the Company’s fiscal year. As a result, our net interest margin declined to 2.89% for the fiscal year ended September 30, 2016 from 2.96% the previous year. If shorter term interest rates continue to increase or if longer term interest rates continue to decline, there could be further negative pressure on our net interest margin.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2016, the fair value of our debt securities available for sale totaled $390.4 million. Unrealized net gains on these available for sale securities totaled approximately $6.0 million at September 30, 2016 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in the Bank’s Economic Value of Equity (EVE) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2016, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $31.1 million, or 17.8%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2016, $288.4 million, or 23.5%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2016, our largest commercial real estate lending relationship was $13.6 million of loans located in Lehigh County, Pennsylvania and secured by real estate. These loans were performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

Our Increased Auto Lending, As a Result of the Franklin Security Bank Acquisition, Increases Our Exposure to Increased Lending Risks.

At September 30, 2016, $193.1 million, or 15.7%, of our total loan portfolio consisted of auto loans. These loans were primarily indirect auto loans. Indirect auto loans are inherently risky as they are often secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

The Dodd-Frank Act significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. Much of the impact of the Dodd-Frank Act may not be known for many months or years. However, it is expected that the legislation and implementing regulations will materially increase our operating and compliance costs.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets, such as the Bank, are to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gave state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act required minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities. The regulations implementing these requirements were effective January 1, 2015.

The Dodd-Frank Act also broadened the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

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

In July 2013, the federal banking agencies approved a new rule that has substantially amended regulatory risk-based capital rules. The final rule implemented the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act, and was effective January 1, 2015.

The final rule included new minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refined the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also established a “capital conservation buffer” of 2.5%, that, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Capital Requirements.”

Final CFPB Regulations Could Restrict Our Ability to Originate and Sell Mortgage Loans.

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

The following table provides certain information as of September 30, 2016 with respect to our main office located in Stroudsburg, Pennsylvania, and our 26 full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18322	Owned	1983	4,100

695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	472

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

5120 Milford Rd. East Stroudsburg, PA 18302	Owned	2014	3,610

3236 Route 940, Suite 23 Mt. Pocono, PA 18344	Leased	1999	536

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

924 Weir Lake Road Suite 101 Brodheadsville, PA 18322	Leased	1997	576

Tannersville Plaza 2826 Route 611 Tannersville, PA 18372	Owned	2007	2,500

975 Route 390 Cresco, PA 18326	Owned	2010	2,912

418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

14 South Main Street Nazareth, PA 18064	Leased	2012	450

471 West Wabash Street Allentown, PA 18103	Owned	2012	4,411

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

526 Wood Street Bethlehem, PA 18018	Leased	2012	200

6302 Route 309 New Tripoli, PA 18066	Owned	2012	3,460

1065 Highway 315 Wilkes Barre, PA 18702	Leased	2014	7,536

300 Mulberry Street Scranton, PA 18503	Leased	2014	3,800

8045 West Chester Pike Upper Darby, PA 19082	Leased	2015

354 West Lancaster Avenue Haverford, PA 19041	Leased	2015	3,128

48 West Marshall Road Lansdowne, PA 19050	Owned	2015	2,555

227 West Lancaster Avenue Devon, PA 19333	Leased	2015	1,886

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

414 West Broad Street Bethlehem, PA 18018	Owned	2012	3,604

The net book value of our premises, land and equipment was $16.8 million at September 30, 2016.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff that is pending in the court of Common Pleas of Philadelphia County, Pennsylvania. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations and intends to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp, Inc.’s common stock as of September 30, 2016 was 1,943. Certain shares of ESSA Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp, Inc.’s common stock for the periods ended September 30, 2015 and September 30, 2016. The following information was provided by the Nasdaq Stock Market.

Fiscal 2016	High	Low	Dividends
Quarter ended September 30, 2016	$14.18	$13.41	$0.09
Quarter ended June 30, 2016	13.74	13.12	0.09
Quarter ended March 31, 2016	13.65	13.22	0.09
Quarter ended December 31, 2015	13.68	12.92	0.09

Fiscal 2015	High	Low	Dividends
Quarter ended September 30, 2015	$13.08	$12.28	$0.09
Quarter ended June 30, 2015	13.09	12.72	0.09
Quarter ended March 31, 2015	12.99	11.67	0.09
Quarter ended December 31, 2014	12.00	11.19	0.07

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

The sources of funds for the payment of a cash dividend are the retained proceeds from the initial sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to ESSA Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from the Bank. For a discussion of the limitations applicable to the Bank’s ability to pay dividends, see “Item 1. Business—Supervision and Regulation.”

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock between September 30, 2011 and September 30, 2016, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp, Inc.’s stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp, Inc. will not make or endorse any predictions as to future stock performance.

Total Return Performance
225
200
175
150
125
100
75
Index Value
ESSA Bancorp, Inc.
SNL Thrift Index
Russell 2000
09/30/11
09/30/12
09/30/13
09/30/14
09/30/15
09/30/16

	Period Ending
Index	09/30/11	09/30/12	09/30/13	09/30/14	09/30/15	09/30/16
ESSA Bancorp, Inc.	100.00	100.83	103.04	114.40	134.79	147.71
SNL Thrift Index	100.00	129.95	156.46	172.56	206.10	215.53
Russell 2000	100.00	131.91	171.55	178.30	180.52	208.44

Source: SNL Financial LC, Charlottesville, NC

Through the year ended September 30, 2014, the Company repurchased a total of 6,627,100 shares of its common stock pursuant to five repurchase programs. In February 2014, the Company announced a sixth repurchase program to repurchase up to an additional 5% of its outstanding stock. During the year ended September 30, 2015, the Company purchased 261,600 shares at a weighted average cost of $12.11 per share. During the year ended September 30, 2016, the Company purchased 22,700 shares at a weighted average cost of $13.24 per share.

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

	At September 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,772,479	$1,606,544	$1,574,815	$1,372,315	$1,418,786
Cash and cash equivalents	43,658	18,758	22,301	26,648	15,550
Investment securities:
Available for sale	390,410	379,407	383,078	315,622	329,585
Loans, net	1,219,213	1,102,118	1,058,267	928,230	950,355
Regulatory stock	15,463	13,831	14,284	9,415	21,914
Premises and equipment	16,844	16,553	16,957	15,747	16,170
Bank owned life insurance	36,593	30,655	29,720	28,797	27,848
Deposits	1,214,820	1,096,754	1,133,889	1,041,059	995,634
Borrowed funds	360,061	320,440	259,320	152,260	234,741
Equity	176,344	171,280	167,309	166,446	175,411

	For the Years Ended September 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Data:

Interest income	$58,366	$54,179	$50,776	$51,102	$45,200
Interest expense	11,431	10,390	10,627	11,257	16,132
Net interest income	46,935	43,789	40,149	39,845	29,068
Provision for loan losses	2,550	2,075	2,350	3,750	2,550
Net interest income after provision for loan losses	44,385	41,714	37,799	36,095	26,518
Non-interest income	8,783	7,896	7,407	8,024	6,735
Non-interest expense	42,858	36,865	33,811	32,462	33,005
Income before income tax expense	10,310	12,745	11,395	11,657	248
Income tax expense	2,583	2,954	2,891	2,834	33
Net income	$7,727	$9,791	$8,504	$8,823	$215
Earnings per share
Basic	$0.74	$0.94	$0.79	$0.76	$0.02
Diluted	$0.73	$0.93	$0.79	$0.76	$0.02

	At or For the Years Ended September 30,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.45%	0.62%	0.59%	0.64%	0.02%
Return on average equity	4.40%	5.68%	5.01%	5.12%	0.13%
Interest rate spread(1)	2.81%	2.89%	2.89%	2.97%	2.42%
Net interest margin(2)	2.89%	2.96%	2.97%	3.08%	2.65%
Efficiency ratio(3)	75.55%	71.33%	71.10%	67.81%	91.90%
Noninterest expense to average total assets	2.47%	2.33%	2.32%	2.34%	2.84%
Average interest-earning assets to average interest- bearing liabilities	116.18%	113.81%	112.36%	113.50%	116.55%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.24%	1.41%	1.58%	1.89%	1.92%
Non-performing loans as a percent of total loans	1.57%	1.81%	2.08%	2.55%	2.53%
Allowance for loan losses as a percent of non-performing loans	46.89%	44.36%	38.98%	33.79%	30.12%
Allowance for loan losses as a percent of total loans	0.74%	0.80%	0.81%	0.86%	0.76%
Allowance for loan losses as a percent of non-performing loans excluding acquired loans	82.92%	72.89%	65.78%	50.33%	49.34%
Allowance for loan losses as a percent of total loans excluding acquired loans	0.93%	0.98%	1.07%	1.03%	0.97%

Capital Ratios:
Total risk-based capital (to risk weighted assets) (4)	13.71%	16.35%	16.98%	20.35%	19.71%
Common equity Tier 1 capital (to risk weighted assets) (4)	12.93%	15.47%	N/A	N/A	N/A
Tier 1 risk-based capital (to risk weighted assets) (4)	12.93%	15.47%	16.08%	19.42%	18.81%
Tangible capital (to tangible assets)	8.76%	10.03%	10.04%	11.03%	11.08%
Tier 1 leverage (core) capital (to adjusted tangible assets) (4)	8.76%	10.03%	10.04%	11.03%	11.08%
Average equity to average total assets	10.13%	10.90%	11.67%	12.42%	14.30%

Other Data:
Number of full service offices	26	25	27	26	26

(1)

The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Ratios are for the Bank and do not include capital retained at the holding company level.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;
•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;
•	Continuing to develop into a high performing financial institution, in part by increasing interest revenue and fee income;
•	Remaining within our risk management parameters; and
•	Employing affordable technology to increase profitability and improve customer service.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2015 or 2016.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2015 and 2016.

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

Comparison of Financial Condition at September 30, 2016 and September 30, 2015

Total Assets. Total assets increased $165.9 million, or 10.3%, to $1.8 billion at September 30, 2016, compared to $1.6 billion at September 30, 2015 due primarily to the merger with ENB. At the acquisition date of December 4, 2015, ENB had total assets of $173.7 million, including total loans of $124.2 million and total deposits of $152.2 million. After subtracting the acquisition purchase price of $24.7 million and purchase accounting adjustments, net assets contributed at the acquisition date were $153.2 million.

Cash and Due from Banks. Cash and due from banks increased $15.9 million, or 100.0%, to $31.8 million at September 30, 2016 from $15.9 million at September 30, 2015. The primary reasons for the increase were increases in the Federal Reserve Bank’s required reserves of $5.3 million and the Company’s Federal Reserve demand deposit account of $9.6 million.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $9.0 million, or 315.1%, to $11.8 million at September 30, 2016 from $2.9 million at September 30, 2015. The primary reason for the increase was an increase in the Company’s interest bearing demand deposit account at the FHLB-Pittsburgh of $9.0 million.

Investment Securities Available for Sale. Investment securities available for sale increased $11.0 million, or 2.9%, to $390.4 million at September 30, 2016 from $379.4 million at September 30, 2015. The increase was due primarily to increases in other debt securities of $9.7 million, obligations of state and political subdivisions of $22.1 million and corporate obligations of $16.1 million, which were offset in part by decreases in mortgage backed securities of $15.4 million and U.S. government agency securities of $20.2 million.

Net Loans. Net loans increased $117.1 million, or 10.6%, to $1.2 billion at September 30, 2016 from $1.1 billion at September 30, 2015. The primary reasons for the increase was the merger with ENB and an increase in auto loans, offset in part by a decrease in residential real estate loans. Residential real estate loans decreased by $13.9 million to $596.6 million at September 30, 2016 from $610.6 million at September 30, 2015. Commercial real estate loans increased by $88.4 million to $288.4 million at September 30, 2016 from $200.0 million at September 30, 2015. Home equity loans increased by $8.3 to $48.2 million at September 30, 2016 from $39.9 million at September 30, 2015. Auto loans increased $30.9 million to $193.1 million at September 30, 2016 from $162.2 million at September 30, 2015.

Deposits. Deposits increased by $118.1 million, or 10.8%, to $1.2 billion at September 30, 2016 from $1.1 billion at September 30, 2015 primarily as a result of the merger with ENB. Overall, the changes in deposits at September 30, 2016 compared to September 30, 2015 included an increase in non-interest bearing demand accounts of $44.4 million, or 45.1%, an increase in interest bearing NOW accounts of $57.0 million, or 51.7%, an increase in money market accounts of $87.5 million, or 53.9%, an increase in savings and club accounts of $12.8 million, or 9.9%, and a decrease in certificates of deposit of $83.7 million, or 14.0%. Included in the certificates of deposit was a decrease of $73.3 million, or 27.0%, in brokered certificates of deposit. At September 30, 2016, the Company had $198.6 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, increased $39.6 million, or 12.4%, to $360.1 million at September 30, 2016 from $320.4 million at September 30, 2015. All borrowed funds are from the FHLB, whose rates were more competitively priced than other wholesale funding sources.

Stockholders’ Equity. Stockholders’ equity increased by $5.1 million, or 3.0%, to $176.3 million at September 30, 2016 from $171.3 million at September 30, 2015.

Comparison of Operating Results for the Years Ended September 30, 2016 and September 30, 2015.

Net Income. Net income decreased by $2.1 million, or 21.1%, to $7.7 million for the fiscal year ended September 30, 2016 from $9.8 million for the fiscal year ended September 30, 2015. The decrease was primarily due to an increase in noninterest expense and and increase in interest expense partially offset by an increase in net interest income and an increase in noninterest income.

Net Interest Income. Net interest income increased by $3.1 million, or 7.2%, to $46.9 million for fiscal year 2016 from $43.8 million for fiscal year 2015, primarily due to the increase in interest income from loans and investment securities.

Interest Income. Interest income increased $4.2 million, or 7.7%, to $58.4 million for fiscal year 2016 from $54.2 million for fiscal year 2015. The increase resulted from a $141.7 million increase in average interest earning assets which had the effect of increasing interest income by $5.8 million, offset in part by a decrease of six basis points in the overall yield on earning assets to 3.63% from 3.69% which had the effect of decreasing interest income by $1.6 million. The increase in average interest earning assets during 2016 compared to 2015 included increases in average loans of $132.2 million, average investments of $11.3 million, average other assets of $482,000 and average regulatory stock of $2.2 million. These increases were partially offset by a decrease in average mortgage backed securities of $4.5 million. The average yield on loans decreased to 4.04% for the fiscal year 2016, from 4.16% for the fiscal year 2015. The average yields on investment securities increased to 2.92% from 2.77% and the average yields on mortgage backed securities decreased to 2.03% for 2016 from 2.04% for the 2015 period.

Interest Expense. Interest expense increased $1.0 million, or 10.2%, to $11.4 million for fiscal year 2016 from $10.4 million for fiscal year 2015, while average interest bearing liabilities increased by $95.4 million year over year. The increase in interest expense resulted from a two basis point increase in the overall cost of interest bearing liabilities to 0.82% for fiscal 2016 from

0.80% for fiscal 2015 which had the effect of increasing interest expense by $300,000 along with an increase in average interest bearing liabilities which had the effect of increasing interest expense by $741,000 for a net increased interest expense of $1.0 million. Average savings and club accounts increased by $12.0 million, average interest bearing demand deposit accounts increased $2.7 million, average money market accounts increased $12.6 million and average certificates of deposit increased $11.5 million. For fiscal 2016, average borrowed funds increased $56.7 million compared to fiscal 2015. The cost of money market accounts increased to 0.31% for fiscal year 2016 from 0.25% for fiscal year 2015. The cost of savings and club accounts remained unchanged at 0.05% for fiscal 2016. The cost of certificates of deposit decreased to 1.14% from 1.16% and the cost of borrowed funds increased to 1.08% from 0.99% for fiscal years 2016 and 2015, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $2.6 million for fiscal year 2016 compared to a $2.1 million provision for the 2015 fiscal year. The allowance for loan losses was $9.1 million, or 0.74% of loans outstanding, at September 30, 2016, compared to $8.9 million, or 0.80% of loans outstanding, at September 30, 2015.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the FDIC, as an integral part of its examination process, will periodically review our allowance for loan losses. This agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-Interest Income. Non-interest income increased $887,000, or 11.2%, to $8.8 million for the year ended September 30, 2016, from $7.9 million for the comparable 2015 period. The increase was primarily due to increases in service charges on loans of $24,000, gain on sale of investments, net, of $472,000, insurance commissions of $53,000, other income of $175,000 and service fees on deposit accounts of $281,000, offset in part by declines in trust and investment fees of $121,000.

Non-Interest Expense. Non-interest expense increased $6.0 million, or 16.3%, to $42.9 million for fiscal year 2016 from $36.9 million for the comparable period in 2015. The primary reason for the increase was due to operating a larger organization as a result of the acquisition of ENB in 2015. Compensation and employee benefits increased $3.0 million, occupancy and equipment increased $979,000, other expenses increased $550,000, professional fees increased $546,000 and data processing increased $511,000, which was offset by declines in merger related costs of $40,000.

Income Taxes. Income tax expense of $2.6 million was recognized for fiscal year 2016 compared to an income tax expense of $3.0 million recognized for fiscal year 2015. The decrease in income tax expense was primarily due to a decrease in net income before taxes in fiscal year 2016 compared to fiscal year 2015.

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

	For the Years Ended September 30,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1) (2)	$1,215,702	$49,084	4.04%	$1,083,475	$45,067	4.16%	$990,877	$43,382	4.38%
Investment securities
Taxable(3)	85,562	2,182	2.55%	82,074	1,840	2.24%	82,465	1,648	2.00%
Exempt from federal income tax(3) (4)	44,959	1,074	3.62%	37,162	965	3.93%	23,386	550	3.56%
Total investment securities	130,521	3,256	2.92%	119,236	2,805	2.77%	105,851	2,198	2.34%
Mortgage-backed securities	257,588	5,220	2.03%	262,106	5,359	2.04%	235,320	4,737	2.01%
Regulatory stock	15,471	753	4.87%	13,245	930	7.02%	11,315	441	3.90%
Other	3,848	53	1.38%	3,366	18	0.53%	9,711	18	0.19%
Total interest-earning assets	1,623,130	58,366	3.63%	1,481,428	54,179	3.69%	1,353,074	50,776	3.77%
Allowance for loan losses	(9,240)			(8,667)			(8,457)
Noninterest-earning assets	118,606			108,128			109,663
Total assets	$1,732,496			$1,580,889			$1,454,280

Interest-bearing liabilities:
NOW accounts	$110,437	120	0.11%	$107,782	103	0.10%	$109,615	76	0.07%
Money market accounts	198,717	622	0.31%	186,121	465	0.25%	155,841	315	0.20%
Savings and club accounts	135,030	69	0.05%	123,028	62	0.05%	115,347	61	0.05%
Certificates of deposit	596,143	6,784	1.14%	584,684	6,795	1.16%	623,307	7,455	1.20%
Borrowed funds	356,741	3,836	1.08%	300,035	2,965	0.99%	200,152	2,720	1.36%
Total interest-bearing liabilities	1,397,068	11,431	0.82%	1,301,650	10,390	0.80%	1,204,262	10,627	0.88%
Non-interest bearing demand accounts	138,070			89,333			64,253
Noninterest-bearing liabilities	21,871			17,616			16,097
Total liabilities	1,557,009			1,408,599			1,284,612
Equity	175,487			172,290			169,668
Total liabilities and equity	$1,732,496			$1,580,889			$1,454,280
Net interest income		$46,935			$43,789			$40,149
Interest rate spread			2.81%			2.89%			2.89%
Net interest-earning assets	$226,062			$179,778			$148,812
Net interest margin(5)			2.89%			2.96%			2.97%
Average interest-earning assets to average interest-bearing liabilities		116.18%			113.81%			112.36%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized costs on loans totaling $2.4 million in 2016, $1.1 million in 2015, and $10,000 in 2014.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2016 vs. 2015			For the Years Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$5,352	$(1,335)	$4,017	$3,932	$(2,247)	$1,685
Investment securities	321	130	451	286	321	607
Mortgage-backed securities	(121)	(18)	(139)	553	69	622
Regulatory stock	215	(392)	(177)	86	403	489
Other	2	33	35	(18)	18	—
Total interest-earning assets	5,769	(1,582)	4,187	4,839	(1,436)	3,403
Interest-bearing liabilities:
NOW accounts	1	16	17	(1)	28	27
Money market accounts	26	131	157	20	130	150
Savings and club accounts	7	—	7	1	—	1
Certificates of deposit	119	(130)	(11)	(349)	(311)	(660)
Borrowed funds	588	283	871	539	(294)	245
Total interest-bearing liabilities	741	300	1,041	210	(447)	(237)

Net change in interest income	$5,028	$(1,882)	$3,146	$4,629	$(989)	$3,640

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2016, the level of net interest income at risk in a 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income. Due to the inability to reduce many deposit rates by the full 200 basis points, the Company’s net interest income at risk in a 100 basis point decline was within the Company’s policy limit of a decline of less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2016.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Ramp)	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	41,767	(1,644)	(3.8)
Static	43,411	—	—
+100	42,181	(1,230)	(2.8)
+200	40,226	(3,186)	(7.3)
+300	38,261	(5,150)	(11.9)

The above table indicates that as of September 30, 2016, in the event of a 300 basis point instantaneous increase in interest rates, the Company would experience an 11.9%, or $5.2 million, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, the Company would experience a 3.8%, or $1.6 million, decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2016.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	167,822	(6,977)	(4.0)
Flat	174,799	—	—
+100	163,501	(11,298)	(6.5)
+200	143,743	(31,056)	(17.8)
+300	124,445	(50,354)	(28.8)

The preceding table indicates that as of September 30, 2016, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 28.8%, or $50.4 million, decrease in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 4.0%, or $7.0 million, decrease in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2016, $43.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $6.7 million at September 30, 2016. As of September 30, 2016, we had $360.1 million in borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $602.3 million.

At September 30, 2016, we had $145.0 million in loan commitments outstanding, which included $48.2 million in undisbursed construction loans, $34.8 million in unused home equity lines of credit and $55.9 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2016 totaled $271.0 million, or 52.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $18.2 million, $19.3 million, and $14.5 million for the years ended September 30, 2016, 2015 and 2014, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by/(used) in investing activities was $4.7 million, $(40.4) million, and $(9.7) million in fiscal years 2016, 2015 and 2014, respectively, principally reflecting our loan and investment security activities in the respective periods along with our acquisition of ENB in 2015. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $112.1 million, $74.5 million, and $77.8 million in the years ended September 30, 2016, 2015 and 2014, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $138.5 million, $81.2 million, and $66.3 million in the years ended September 30, 2016, 2015 and 2014, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash (used)/provided of $2.1 million in fiscal year 2016, $17.5 million in fiscal year 2015, and $(9.1) million in fiscal year 2014. In addition, during fiscal 2016 we used $301,000 and in fiscal 2015 we used $3.1 million and we used $4.2 million during fiscal 2014 to repurchase our stock as part of previously disclosed stock repurchase plans.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2016. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)

Long-term debt	$98,030	$117,725	$14,846	$—	$230,601
Operating leases	769	1,424	1,051	1,404	4,648
Certificates of deposit	271,006	190,778	50,885	—	512,669
Total	$369,805	$309,927	$66,782	$1,404	$747,918
Commitments to extend credit	$85,410	$—	$—	$59,620	$145,030

We also have obligations under our post retirement plan as described in Note 13 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We expect to contribute $760,000 to our retirement plan in 2017.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 10 of the notes to the Consolidated Financial Statements. The Company also uses derivative financial instruments to manage interest rate risk.  For information about the Company’s derivatives and hedging activities, see Note 18 of the notes to the Consolidated Financial Statements.

For fiscal year 2016, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.  The Company used derivative financial instruments as part of its interest rate hedging activities in 2016.

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

The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, we used the criteria set forth in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp, Inc.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. See the Consolidated Financial Statements of ESSA Bancorp, Inc. and related notes included elsewhere in this Annual Report.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 — Election of Directors,” “— Directors and Executive Officers,” “— Corporate Governance and Code of Ethics and Business Conduct” and “— Board Meetings and Committees” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on March 2, 2017 (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation is presented under the headings “Proposal I — Election of Directors — Compensation Committee Interlocks and Insider Participation,” “— Compensation Committee Report,” “— Compensation Discussion and Analysis (CD&A),” “— Summary Compensation Table,” “— Other Benefit Plans and Agreements,” and “— Director Compensation” in the Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2016 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders	905,987	$12.35	228,716
Equity compensation plans not approved by stockholders	—	—	—
Total	905,987	$12.35	228,716

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Proposal I — Election of Directors — Director Independence” and “— Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal II — Ratification of the Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheet - at September 30, 2016 and 2015
(C)	Consolidated Statement of Income - Years ended September 30, 2016, 2015 and 2014
(D)	Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2016, 2015 and 2014
(E)	Consolidated Statement of Cash Flows - Years ended September 30, 2016, 2015 and 2014
(F)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(1)

3.2	Bylaws of ESSA Bancorp, Inc.(1)

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.(1)

10.1	Amended and Restated Employment Agreement for Gary S. Olson(2)

10.2	Amended and Restated Employment Agreement for Allan A. Muto(2)

10.3	Amended and Restated Employment Agreement for Chuck D. Hangen(3)

10.4	Amended and Restated Employment Agreement for Diane K. Reimer (2)

10.5	Amended and Restated Employment Agreement for V. Gail Bryant (2)

10.6	Supplemental Executive Retirement Plan(4)

10.7	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(4)

10.8	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(4)

10.9	Endorsement Split Dollar Life Insurance Agreement for Diane K. Reimer(4)

10.10	Endorsement Split Dollar Life Insurance Agreement for V. Gail Bryant(4)

10.11	ESSA Bancorp, Inc. 2016 Equity Incentive Plan(5)

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
2	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.
3	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2016.
4	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
5

Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on January 26, 2016.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2016, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2016, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass P.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on ESSA Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016, and our report dated December 14, 2016, expressed an unqualified opinion.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of ESSA Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiary as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 14, 2016, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 14, 2016

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2016	2015
	(dollars in thousands)
ASSETS
Cash and due from banks	$31,815	$15,905
Interest-bearing deposits with other institutions	11,843	2,853
Total cash and cash equivalents	43,658	18,758
Certificates of deposit	1,250	1,750
Investment securities available for sale, at fair value	390,410	379,407
Loans receivable (net of allowance for loan losses of $9,056 and $8,919)	1,219,213	1,102,118
Regulatory stock, at cost	15,463	13,831
Premises and equipment, net	16,844	16,553
Bank-owned life insurance	36,593	30,655
Foreclosed real estate	2,659	2,480
Intangible assets, net	2,487	1,759
Goodwill	13,801	10,259
Deferred income taxes	11,885	11,149
Other assets	18,216	17,825

TOTAL ASSETS	$1,772,479	$1,606,544

LIABILITIES
Deposits	$1,214,820	$1,096,754
Short-term borrowings	129,460	91,339
Other borrowings	230,601	229,101
Advances by borrowers for taxes and insurance	4,956	4,273
Other liabilities	16,298	13,797

TOTAL LIABILITIES	1,596,135	1,435,264

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,393,558 and 11,353,244 outstanding at September 30, 2016 and 2015, respectively)	181	181
Additional paid-in capital	181,900	182,295
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(9,174)	(9,627)
Retained earnings	87,638	83,658
Treasury stock, at cost; 6,739,537 and 6,779,851 shares at September 30, 2016 and 2015, respectively	(82,369)	(82,832)
Accumulated other comprehensive loss	(1,832)	(2,395)

TOTAL STOCKHOLDERS’ EQUITY	176,344	171,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,772,479	$1,606,544

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$49,084	$45,067	$43,382
Investment securities:
Taxable	7,402	7,199	6,385
Exempt from federal income tax	1,074	965	550
Other investment income	806	948	459
Total interest income	58,366	54,179	50,776

INTEREST EXPENSE
Deposits	7,595	7,425	7,907
Short-term borrowings	658	431	180
Other borrowings	3,178	2,534	2,540
Total interest expense	11,431	10,390	10,627

NET INTEREST INCOME	46,935	43,789	40,149
Provision for loan losses	2,550	2,075	2,350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,385	41,714	37,799

NONINTEREST INCOME
Service fees on deposit accounts	3,552	3,271	3,185
Services charges and fees on loans	1,176	1,152	865
Trust and investment fees	780	901	906
Gain on sale of investments, net	1,258	786	333
Earnings on bank-owned life insurance	938	935	923
Insurance commissions	843	790	841
Gain on acquisition	—	—	241
Other	236	61	113
Total noninterest income	8,783	7,896	7,407

NONINTEREST EXPENSE
Compensation and employee benefits	23,630	20,606	18,920
Occupancy and equipment	5,129	4,150	4,050
Professional fees	2,529	1,983	1,883
Data processing	3,960	3,449	3,270
Advertising	1,061	974	633
Federal Deposit Insurance Corporation (“FDIC”) premiums	1,160	1,125	1,002
(Gain) loss on foreclosed real estate	27	(148)	(466)
Merger-related costs	245	285	522
Amortization of intangible assets	763	637	959
Other	4,354	3,804	3,038
Total noninterest expense	42,858	36,865	33,811

Income before income taxes	10,310	12,745	11,395
Income taxes	2,583	2,954	2,891

NET INCOME	$7,727	$9,791	$8,504
Earnings per share:
Basic	$0.74	$0.94	$0.79
Diluted	$0.73	$0.93	$0.79
Dividends per share	$0.36	$0.34	$0.26

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Net income	$7,727	$9,791	$8,504
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain	2,808	4,240	1,210
Tax effect	(955)	(1,441)	(412)
Reclassification of gains recognized in net income	(1,258)	(786)	(333)
Tax effect	427	268	113
Net of tax amount	1,022	2,281	578
Pension plan adjustment:
Related to actuarial losses	(1,148)	(3,177)	(2,912)
Tax effect	390	1,080	990
Net of tax amount	(758)	(2,097)	(1,922)
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivative included in net income	430	—	—
Tax effect	(146)	—	—
Reclassification adjustment for gains on derivatives included in net income	23	—	—
Tax effect	(8)	—	—
Net of tax amount	299	—	—
Total other comprehensive income (loss)	563	184	(1,344)
Comprehensive income	$8,290	$9,975	$7,160

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity
		(dollars in thousands)
Balance, September 30, 2013	11,945,564	$181	$182,440	$(10,532)	$71,709	$(76,117)	$(1,235)	$166,446

Net income					8,504			8,504
Other comprehensive loss							(1,344)	(1,344)
Cash dividends declared ($.26 per share)					(2,800)			(2,800)
Stock-based compensation			219					219
Allocation of ESOP stock			47	453				500
Allocation of treasury shares to incentive plan	14,600		(220)			220		—
Treasury shares purchased	(369,786)					(4,216)		(4,216)

Balance, September 30, 2014	11,590,378	181	182,486	(10,079)	77,413	(80,113)	(2,579)	167,309

Net income					9,791			9,791
Other comprehensive income							184	184
Cash dividends declared ($.34 per share)					(3,546)			(3,546)
Stock-based compensation			113					113
Allocation of ESOP stock			109	452				561
Allocation of treasury shares to incentive plan	21,843		(413)			413		—
Treasury shares purchased	(258,977)					(3,132)		(3,132)

Balance, September 30, 2015	11,353,244	181	182,295	(9,627)	83,658	(82,832)	(2,395)	171,280

Net income					7,727			7,727
Other comprehensive income							563	563
Cash dividends declared ($.36 per share)					(3,747)			(3,747)
Stock-based compensation			192					192
Allocation of ESOP stock			159	453				612
Allocation of treasury shares to incentive plan	23,491		(287)			287		—
Stock options exercised	39,523		(459)			477		18
Treasury shares purchased	(22,700)					(301)		(301)

Balance, September 30, 2016	11,393,558	$181	$181,900	$(9,174)	$87,638	$(82,369)	$(1,832)	$176,344

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$7,727	$9,791	$8,504
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,550	2,075	2,350
Provision for depreciation and amortization	1,661	1,326	1,261
Amortization and accretion of discounts and premiums, net	4,053	2,389	1,199
Net gain on sale of investment securities	(1,258)	(786)	(333)
Compensation expense from ESOP	612	561	500
Stock-based compensation	192	113	219
Increase in accrued interest receivable	(516)	(7)	(648)
Increase (decrease) in accrued interest payable	116	35	(2)
Earnings on bank-owned life insurance	(938)	(935)	(923)
Deferred federal income taxes	(158)	784	1,386
Increase (decrease) in accrued pension liability	548	206	(344)
(Gain) loss on foreclosed real estate	27	(167)	(466)
Amortization of intangible assets	763	637	959
Gain on acquisition	—	—	(241)
Other, net	2,780	3,314	1,047
Net cash provided by operating activities	18,159	19,336	14,468
INVESTING ACTIVITIES
Purchase of certificates of deposit	—	(250)	—
Certificate of deposit maturities	500	267	—
Investment securities available for sale:
Proceeds from sale of investment securities	63,370	20,953	25,354
Proceeds from principal repayments and maturities	75,155	60,241	40,948
Purchases	(112,056)	(74,531)	(77,836)
Decrease (increase) in loans receivable, net	(973)	(49,790)	18,201
Redemption of regulatory stock	21,371	16,352	3,246
Purchase of regulatory stock	(22,114)	(15,899)	(6,546)
Purchase of bank owned life insurance	(5,000)	—	—
Investment in limited partnership	(367)	—	(98)
Proceeds from sale of foreclosed real estate	2,060	3,254	3,028
Capital improvements to foreclosed real estate	—	(85)	(151)
Acquisition, net of cash acquired	(16,174)	—	(15,174)
Purchase of premises, equipment, and software	(1,098)	(878)	(677)
Net cash provided by (used for) investing activities	4,674	(40,366)	(9,705)
FINANCING ACTIVITIES
Decrease in deposits, net	(34,207)	(37,135)	(78,108)
Net increase (decrease) in short-term borrowings	38,121	(16,681)	85,020
Proceeds from other borrowings	101,300	91,101	55,750
Repayment of other borrowings	(99,800)	(13,300)	(63,887)
Increase (decrease) in advances by borrowers for taxes and insurance	683	180	(869)
Purchase of treasury stock shares	(301)	(3,132)	(4,216)
Proceeds from the exercise of stock options	18	—	—
Dividends on common stock	(3,747)	(3,546)	(2,800)
Net cash provided by (used for) financing activities	2,067	17,487	(9,110)
Increase (decrease) in cash and cash equivalents	24,900	(3,543)	(4,347)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,758	22,301	26,648
CASH AND CASH EQUIVALENTS AT END OF YEAR	$43,658	$18,758	$22,301

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES
	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Cash paid:
Interest	$11,251	$10,355	$10,629
Income taxes	700	375	—
Noncash items:
Transfers from loans to foreclosed real estate	2,266	2,723	2,623
Acquisitions:
Noncash assets acquired:
Investments available for sale	36,275	—	55,901
Loans receivable	123,380	—	153,218
Regulatory stock	889	—	1,569
Premises and equipment	945	—	1,802
Foreclosed real estate	—	—	436
Accrued interest receivable	185	—	3
Intangible assets	1,491	—	889
Goodwill	3,542	—	1,442
Deferred tax assets	715	—	1,031
Other assets	1,989	—	2,504
	169,411	—	218,795
Liabilities assumed:
Certificates of deposit	32,408	—	93,938
Deposits other than certificates of deposit	119,865	—	77,000
Accrued interest payable	64	—	—
Borrowings	—	—	30,177
Other liabilities	900	—	2,265
	153,237	—	203,380

Net noncash assets acquired	$16,174	$—	$15,415

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank and is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned 100 percent by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short-term and long-term disability, dental, vision, and 401(k) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania Corporation that provided investment advisory services to the general public and is currently inactive. Integrated Abstract Incorporated is a Pennsylvania Corporation that provided title insurance services and is currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income (loss), net of the related deferred tax effects. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

Loans Acquired

Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after acquisition.

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

All loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-

case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Community Bankers Bank stock. Regulatory stock is carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2016.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2016 and 2015, were not impaired. Total servicing assets included in other assets as of September 30, 2016 and 2015, were $398,000 and $412,000, respectively.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

The following tables provide information for the carrying amount of goodwill and intangible assets (dollars in thousands).

Goodwill	2016	2015
Balance at beginning of year	$10,259	$10,259
Goodwill acquired	3,542	-

Balance at end of year	$13,801	$10,259

Intangible assets	2016	2015
Balance at beginning of year	$1,759	$2,396
Intangible assets acquired	1,491	-
Amortization	(763)	(637)

Balance at end of year	$2,487	$1,759

Amortizable intangible assets were composed of the following:

		September 30,
		2016	2015
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)

Customer data	$4,787	$2,300	$1,628
Employment obligations	1,620	1,620	1,530
	$6,407	$3,920	$3,158

	2016	2015
Aggregate amortization expense:
As of the years ended September 30	$763	$637

Estimated future amortization expense (dollars in thousands):

2017	$631
2018	468
2019	308
2020	266
2021	245
2022	213
2023	164
2024	135
2025	57

2,487

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

Comprehensive Income (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income (loss) is composed of net unrealized holding gains or losses on its available-for-sale investment and mortgage-backed securities portfolio, derivative instruments, and changes in unrecognized pension cost and derivative instruments.

Fair Value Measurements

The Company groups assets and liabilities carried at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in generally accepted accounting principles.

Fair value measurements for most of the Company’s assets are obtained from independent pricing services that we have engaged for this purpose. When available, the Company, or the Company’s independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid, and other market information. Subsequently, all of the Company’s financial instruments use either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. In certain cases, however, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2016, 2015, and 2014.

	2016	2015	2014
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095

Average treasury stock shares	(6,769,423)	(6,682,911)	(6,284,870)

Average unearned ESOP shares	(927,908)	(973,168)	(1,018,444)

Average unearned nonvested shares	(37,276)	(22,560)	(12,351)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	10,398,488	10,454,456	10,817,430

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	9,787	3,485

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	120,580	78,887	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,519,068	10,543,130	10,820,915

At September 30, 2016 there were 31,896 of nonvested stock outstanding at an average weighted price of $13.00 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2015, there were 12,230 shares of nonvested stock outstanding at a price of $11.07 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2014, there were 966 shares of nonvested stock outstanding at a price of $10.94 per share and options to purchase 1,443,379 shares of common stock outstanding at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$115,535	$1,891	$(173)	$117,253
Freddie Mac	84,486	1,369	(85)	85,770
Governmental National Mortgage Association securities	16,091	76	(28)	16,139
Total mortgage-backed securities	216,112	3,336	(286)	219,162
Obligations of states and political subdivisions	71,323	2,432	(65)	73,690
U.S. government agency securities	25,669	272	—	25,941
Corporate obligations	38,331	599	(512)	38,418
Other debt securities	32,962	428	(216)	33,174
Total debt securities	384,397	7,067	(1,079)	390,385
Equity securities - financial services	25	—	—	25
Total	$384,422	$7,067	$(1,079)	$390,410

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$130,476	$2,052	$(541)	$131,987
Freddie Mac	88,514	1,063	(286)	89,291
Governmental National Mortgage Association securities	13,201	103	(52)	13,252
Total mortgage-backed securities	232,191	3,218	(879)	234,530
Obligations of states and political subdivisions	50,094	1,676	(145)	51,625
U.S. government agency securities	40,591	345	—	40,936
Corporate obligations	22,440	157	(237)	22,360
Trust-preferred securities	1,613	98	—	1,711
Other debt securities	28,015	270	(65)	28,220
Total debt securities	374,944	5,764	(1,326)	379,382
Equity securities - financial services	25	—	—	25
Total	$374,969	$5,764	$(1,326)	$379,407

The amortized cost and fair value of debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,661	$6,732
Due after one year through five years	48,456	48,895
Due after five years through ten years	71,686	73,180
Due after ten years	257,594	261,578
Total	$384,397	$390,385

For the years ended September 30, 2016, 2015, and 2014, the Company realized gross gains of $1,258,000, $796,000, and $457,000, and gross losses of $0, $10,000, and $124,000, respectively, and proceeds from the sale of investment securities of $63,370,000, $20,953,000, and $25,354,000, respectively. During the first quarter of 2016, the Company sold $16.2 million of investment securities which were acquired in the merger with Eagle National Bancorp, Inc (“ENB”). The Company realized no gain or loss from the sale of these securities.

Investment securities with carrying values of $201,596,000 and $93,446,000 at September 30, 2016 and 2015, respectively, were pledged to secure public deposits and other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2016
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$6,841	$(21)	$12,261	$(152)	$19,102	$(173)
Freddie Mac	11	7,457	(11)	6,375	(74)	13,832	(85)
Governmental National Mortgage Association securities	5	4,704	(16)	1,267	(12)	5,971	(28)
Obligations of states and political subdivisions	12	14,420	(65)	—	—	14,420	(65)
Corporate obligations	12	8,778	(172)	5,303	(340)	14,081	(512)
Other debt securities	13	6,582	(126)	6,914	(90)	13,496	(216)

Total	70	$48,782	$(411)	$32,120	$(668)	$80,902	$(1,079)

	2015
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	22	$7,238	$(28)	$23,609	$(513)	$30,847	$(541)
Freddie Mac	12	1,487	(1)	15,477	(285)	16,964	(286)
Governmental National Mortgage Association securities	2	—	—	2,209	(52)	2,209	(52)
Obligations of states and political subdivisions	14	9,184	(57)	4,667	(88)	13,851	(145)
Corporate obligations	10	9,263	(207)	970	(30)	10,233	(237)
Other debt securities	12	8,478	(38)	4,225	(27)	12,703	(65)

Total	72	$35,650	$(331)	$51,157	$(995)	$86,807	$(1,326)

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

The Company reviews its position quarterly and has asserted that at September 30, 2016 and 2015, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2016 and 2015, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

4.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2016	2015
Real estate loans:
Residential	$596,645	$610,582
Construction	1,733	878
Commercial	288,447	200,004
Commercial	39,978	34,314
Obligations of states and political subdivisions	56,923	59,820
Home equity loans and lines of credit	48,163	39,903
Auto loans	193,078	162,193
Other	3,302	3,343
	1,228,269	1,111,037
Less allowance for loan losses	9,056	8,919
Net loans	$1,219,213	$1,102,118

Included in the September 30, 2016 balances are loans acquired from Eagle National Bank in 2015, First National Community Bank and Franklin Security Bank in 2014 and First Star Bank in 2012.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended September 30, 2016 and 2015 (in thousands):

	September 30, 2016	September 30, 2015
Balance at beginning of period	$258	$170
Acquisition of ENB	240	-
Reclassification and other	163	228
Accretion	(183)	(140)
Balance at end of period	$478	$258

Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality were $163,000 and $228,000 of reclassifications from nonaccretable discounts to accretable discounts in 2016 and 2015 respectively.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2016	September 30, 2015
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$6,893	$4,779
Carrying amount	5,563	4,162

There has been $236,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2016. There has been $266,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2015. In addition, no allowance for loan losses has been reversed.

Loans serviced by the Company for others amounted to $78,497,000 and $81,659,000 at September 30, 2016 and 2015, respectively.

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2016 and 2015, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2016, 2015, and 2014, the Company had nonaccrual loans of $19,315,000, $20,105,000, and $21,912,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $782,000, $188,000, and $660,000, for the years ended September 30, 2016, 2015, and 2014, respectively.

Impaired loans, excluding purchased credit impaired loans, for the years ended September 30 are summarized as follows (in thousands):

	2016	2015	2014
Impaired loans with a related allowance	$2,571	$2,772	$3,318
Impaired loans without a related allowance	19,994	25,937	33,647
Related allowance for loan losses	347	568	468
Average recorded balance of impaired loans	26,225	29,900	37,345
Interest income recognized	728	1,150	1,234

The following table shows the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2016
Real estate loans:
Residential	$596,645	$8,721	$—	$587,924
Construction	1,733	—	—	1,733
Commercial	288,447	11,237	4,615	272,595
Commercial	39,978	1,698	411	37,869
Obligations of states and political subdivisions	56,923	—	—	56,923
Home equity loans and lines of credit	48,163	361	537	47,265
Auto Loans	193,078	526	—	192,552
Other	3,302	22	—	3,280
Total	$1,228,269	$22,565	$5,563	$1,200,141

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2015
Real estate loans:
Residential	$610,582	$11,985	$—	$598,597
Construction	878	—	—	878
Commercial	200,004	15,100	4,108	180,796
Commercial	34,314	204	54	34,056
Obligations of states and political subdivisions	59,820	—	—	59,820
Home equity loans and lines of credit	39,903	795	—	39,108
Auto Loans	162,193	625	—	161,568
Other	3,343	—	—	3,343
Total	$1,111,037	$28,709	$4,162	$1,078,166

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

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, excluding purchased impaired credit loans. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands).

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2016
With no specific allowance recorded:
Real estate loans:
Residential	$6,721	$9,016	$—	$7,560	$82
Construction	—	—	—	—	—
Commercial	10,939	12,928	—	12,490	496
Commercial	1,698	1,725	—	1,556	124
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	361	432	—	553	2
Auto loans	253	365	—	295	2
Other	22	22	—	6	—
Subtotal	19,994	24,488	—	22,460	706
With an allowance recorded:
Real estate loans:
Residential	2,000	2,151	198	2,314	12
Construction	—	—	—	—	—
Commercial	298	303	36	1,118	—
Commercial	—	—	—	2	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	90	—
Auto loans	273	273	113	241	10
Other	—	—	—	—	—
Subtotal	2,571	2,727	347	3,765	22
Total:
Real estate loans:
Residential	8,721	11,167	198	9,874	94
Construction	—	—	—	—	—
Commercial	11,237	13,231	36	13,608	496
Commercial	1,698	1,725	—	1,558	124
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	361	432	—	643	2
Auto loans	526	638	113	536	12
Other	22	22	—	6	—
Total	$22,565	$27,215	$347	$26,225	$728

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2015
With no specific allowance recorded:
Real estate loans:
Residential	$9,552	$11,521	$—	$10,036	$274
Construction	—	—	—	—	—
Commercial	15,100	16,316	—	16,107	800
Commercial	204	216	—	286	7
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	731	743	—	382	7
Auto loans	350	464	—	103	1
Other	—	—	—	—	—
Subtotal	25,937	29,260	—	26,914	1,089
With an allowance recorded:
Real estate loans:
Residential	2,433	2,639	373	2,624	51
Construction	—	—	—	—	—
Commercial	—	—	—	219	—
Commercial	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	64	93	64	42	—
Auto loans	275	275	131	101	10
Other	—	—	—	—	—
Subtotal	2,772	3,007	568	2,986	61
Total:
Real estate loans:
Residential	11,985	14,160	373	12,660	325
Construction	—	—	—	—	—
Commercial	15,100	16,316	—	16,326	800
Commercial	204	216	—	286	7
Obligations of states and political subdivisions	—	—	—	—	—
Home equity loans and lines of credit	795	836	64	424	7
Auto loans	625	739	131	204	11
Other	—	—	—	—	—
Total	$28,709	$32,267	$568	$29,900	$1,150

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s Commercial Loan Officers perform an annual review of all commercial relationships $750,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company engages an external consultant to conduct loan reviews on at least a semiannual basis. Generally, the external consultant reviews commercial relationships greater than

$1,000,000 and/or all criticized relationships. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2016 and 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016
Commercial real estate loans	$260,088	$8,886	$19,473	$—	$288,447
Commercial	36,684	180	3,114	—	39,978
Obligations of states and political subdivisions	56,923	—	—	—	56,923
Total	$353,695	$9,066	$22,587	$—	$385,348

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015
Commercial real estate loans	$174,516	$4,521	$20,967	$—	$200,004
Commercial	33,801	—	513	—	34,314
Obligations of states and political subdivisions	59,820	—	—	—	59,820
Total	$268,137	$4,521	$21,480	$—	$294,138

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2016 and 2015 (in thousands):

	Performing	Nonperforming	Purchased Credit Impaired	Total
September 30, 2016
Real estate loans:
Residential	$587,673	$8,972	$—	$596,645
Construction	1,733	—	—	1,733
Home equity loans and lines of credit	47,213	413	537	48,163
Auto Loans	192,734	344	—	193,078
Other	3,271	31	—	3,302
Total	$832,624	$9,760	$537	$842,921

	Performing	Nonperforming	Purchased Credit Impaired	Total
September 30, 2015
Real estate loans:
Residential	$600,810	$9,772	$—	$610,582
Construction	878	—	—	878
Home equity loans and lines of credit	39,213	690	—	39,903
Auto Loans	161,827	366	—	162,193
Other	3,322	21	—	3,343
Total	$806,050	$10,849	$—	$816,899

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2016 and 2015 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non- accrual	Total Past Due	Purchased Credit Impaired	Total Loans
September 30, 2016
Real estate loans:
Residential	$585,517	$1,496	$660	$—	$8,972	$11,128	$—	$596,645
Construction	1,733	—	—	—	—	—	—	1,733
Commercial	279,019	1,093	191	—	3,529	4,813	4,615	288,447
Commercial	38,862	185	57	—	463	705	411	39,978
Obligations of states and political subdivisions	56,923	—	—	—	—	—	—	56,923
Home equity loans and lines of credit	47,026	40	147	—	413	600	537	48,163
Auto loans	191,785	717	232	—	344	1,293	—	193,078
Other	3,264	7	—	—	31	38	—	3,302
Total	$1,204,129	$3,538	$1,287	$—	$13,752	$18,577	$5,563	$1,228,269

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Non- accrual	Total Past Due	Purchased Credit Impaired	Total Loans
September 30, 2015
Real estate loans:
Residential	$598,190	$1,575	$1,045	$—	$9,772	$12,392	$—	$610,582
Construction	878	—	—	—	—	—	—	878
Commercial	190,440	137	587	—	4,732	5,456	4,108	200,004
Commercial	33,545	346	7	—	362	715	54	34,314
Obligations of states and political subdivisions	59,820	—	—	—	—	—	—	59,820
Home equity loans and lines of credit	39,136	32	45	—	690	767	—	39,903
Auto loans	160,272	1,375	180	—	366	1,921	—	162,193
Other	3,295	27	—	—	21	48	—	3,343
Total	$1,085,576	$3,492	$1,864	$—	$15,943	$21,299	$4,162	$1,111,037

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2016, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2016, 2015 and 2014 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2013	$5,787	$20	$946	$337	$130	$430	$—	$21	$393	$8,064
Charge-offs	(1,709)	—	(120)	(101)	—	(145)	—	(3)	—	(2,078)
Recoveries	163	—	94	20	—	18	—	3	—	298
Provision	1,332	(9)	(257)	272	33	167	459	11	342	2,350
ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
Charge-offs	(1,359)	—	(65)	(30)	—	(27)	(596)	(6)	—	(2,083)
Recoveries	76	—	84	23	—	15	87	8	—	293
Provision	850	(4)	(11)	172	26	3	1,620	(7)	(574)	2,075
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
Charge-offs	(1,040)	—	(266)	(18)	—	(209)	(1,262)	-	—	(2,795)
Recoveries	59	—	52	7	—	9	246	9	—	382
Provision	267	6	395	200	26	194	1,326	(11)	147	2,550
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056

Individually evaluated for impairment	$198	$—	$36	$—	$—	$—	$113	$—	$—	$347
Collectively evaluated for impairment	4,228	13	816	882	215	455	1,767	25	308	8,709
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
Individually evaluated for impairment	$373	$—	$-	$—	$—	$64	$131	$—	$—	$568
Collectively evaluated for impairment	4,767	7	671	693	189	397	1,439	27	161	8,351
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the construction loan, commercial real estate, commercial, obligations of states and political subdivisions, home equity loans and lines of credit, and indirect auto loan segments for the year ended September 30, 2016, due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Auto loans, which had charge offs of $1.3 million and balance increases of $30.9 million for the year ended September 30, 2016, had the largest increase in provisions. The Company allocated decreased allowance for loan loss provisions to the residential real estate and other loan segments due to declining loan balances and actual loss experience being less than previously estimated.  The Company allocated increased provisions to the residential real estate, commercial, obligations of states and political subdivisions, home equity loans and line of credit, and indirect auto loans segments for the year ended September 30, 2015, due to increased loans balances and/or charge-off activity in those segments. Outstanding loan balances of indirect auto loans, which increased $61.6 million from September 30, 2014 to September 30, 2015, had the largest increase in provisions. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment. The Company allocated increased provisions to the residential real estate, commercial and home equity loans, and lines of credit segments for the year ended September 30, 2014, due to increased charge-off activity in those segments. The Company allocated decreased allowance for loan loss provisions to the commercial real estate segment due to actual loss experience being less than previously estimated. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructurings granted during the periods indicated (in thousands).

	For the Year Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	12	$1,701	$1,701
Construction	—	—	—
Commercial	4	2,139	2,139
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	5	5
Auto loans	—	—	—
Other	—	—	—
Total	17	$3,845	$3,845

For the Year Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	14	$2,775	$2,775
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	2	175	175
Auto loans	—	—	—
Other	—	—	—
Total	16	$2,950	$2,950

Of the seventeen new troubled debt restructurings granted for the year ended September 30, 2016, eight loans totaling $2.4 million were granted terms concessions, seven loans totaling $1.5 million were granted terms and rate concessions and two loans totaling $29,000 were granted rate concessions.

Of the sixteen new troubled debt restructurings granted for the year ended September 30, 2015, twelve loans totaling $2.3 million were granted terms and rate concessions and three loans totaling $480,000 were granted terms concessions and one loan for $177,000 was granted an interest rate concession.

For the year ended September 30, 2016 there were no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification. For the year ended September 30, 2015 there were two residential mortgages totaling $208,000 that defaulted within one year of modification. For the year ended September 30, 2014, there were no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2016 and September 30, 2015, included with other assets are $2.7 million and $2.5 million, of foreclosed assets, respectively. As of September 30, 2016, included within the foreclosed assets is $2.0 million of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2016, the Company has initiated formal foreclosure proceedings on $4.4 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

5.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2016	2015

Land and land improvements	$6,269	$6,167
Buildings and leasehold improvements	16,861	16,047
Furniture, fixtures, and equipment	11,159	10,402
Construction in process	2	14
	34,291	32,630
Less accumulated depreciation	(17,447)	(16,077)

Total	$16,844	$16,553

Depreciation expense amounted to $1,456,000, $1,131,000, and $1,097,000, for the years ended September 30, 2016, 2015, and 2014, respectively.

6.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2016		2015
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Noninterest-bearing demand accounts	— %	$142,924	— %	$98,514
Interest bearing demand accounts	0.13	167,259	0.09	110,268
Money market accounts	0.51	249,947	0.23	162,418
Savings and club accounts	0.05	142,021	0.05	129,227
Certificates of deposit	1.20	512,669	1.11	596,327

Total	0.64%	$1,214,820	0.65%	$1,096,754

	2016		2015
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Certificates of deposit:
0.00 - 2.00%	1.14%	$484,341	0.98%	$541,503
2.01 - 4.00%	2.26	28,328	2.36	54,824

Total	1.20%	$512,669	1.11%	$596,327

At September 30, 2016 scheduled maturities of certificates of deposit are as follows (in thousands):

2017	$271,006
2018	111,887
2019	78,891
2020	38,387
2021	12,498

Total	$512,669

Brokered deposits totaled $198,600,000 and $271,916,000 at September 30, 2016 and 2015, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $29,478,000 and $25,677,000 at September 30, 2016 and 2015, respectively.

The scheduled maturities of certificates of deposit in denominations of $100,000 or more as of September 30, 2016, are as follows (in thousands):

Within three months	$16,929
Three through six months	16,074
Six through twelve months	27,432
Over twelve months	92,407

Total	$152,842

A summary of interest expense on deposits for the years ended September 30 is as follows (in thousands):

	2016	2015	2014
Interest bearing demand accounts	$120	$103	$76
Money market accounts	622	465	315
Savings and club accounts	69	62	61
Certificates of deposits	6,784	6,795	7,455

Total	$7,595	$7,425	$7,907

7.	SHORT-TERM BORROWINGS

As of September 30, 2016 and 2015, the Company had $129,460,000 and $91,339,000 of short-term borrowings, respectively, of which $0 in 2016 and $38,839,000 in 2015 were advances on a $150,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2016, the Company had a borrowing limit of approximately $602.3 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2016	2015
Balance at year-end	$129,460	$91,339
Maximum amount outstanding at any month-end	182,636	132,533
Average balance outstanding during the year	120,590	115,006
Weighted-average interest rate:
As of year-end	0.64%	0.40%
Paid during the year	0.53%	0.37%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

8.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances (in thousands):

	Maturity Range		Weighted- Average	Stated Interest Rate Ranged
Description	From	To	Interest Rate	From	To	2016	2015
Convertible	12/5/2018	12/5/2018	3.30%	3.30%	3.30%	$5,000	$5,000
Fixed rate	11/9/2016	10/27/2020	1.62	0.70	2.85	98,851	119,951
Mid-term	10/21/2016	10/22/2018	1.00	0.59	1.36	126,750	104,150

Total						$230,601	$229,101

Maturities of FHLB long-term advances are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- Average Rate

2017	$98,030	1.04%
2018	81,575	1.28
2019	36,150	1.97
2020	11,746	1.70
2021	3,100	1.57

Total	$230,601	1.31%

Included above is one convertible note for $5,000,000 which is convertible to a variable-rate advance on specific dates at the discretion of the FHLB. Should the FHLB convert this advance, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first-mortgage loans.

9.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2016	2015	2014
Current:
Federal	$3,456	$2,154	$1,505
State	—	16	—
Total current taxes	3,456	2,170	1,505
Deferred income tax benefit	(873)	784	1,386
Total income tax provision	$2,583	$2,954	$2,891

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,079	$3,032
Employee benefit plan	3,134	2,743
Investment losses subject to Section 382 limitation	5,018	4,637
Purchase accounting adjustment	49	604
Other	4,937	4,093
Total gross deferred tax assets	16,217	15,109
Deferred tax liabilities:
Pension plan	998	1,184
Net unrealized gain on securities	2,036	1,509
Mortgage servicing rights	93	104
Premises and equipment	218	273
Other	987	890
Total gross deferred tax liabilities	4,332	3,960
Net deferred tax assets	$11,885	$11,149

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. The Company’s federal and state income tax returns for taxable years through 2011 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2016		2015		2014
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$3,505	34.0%	$4,333	34.0%	$3,874	34.0%
Income from bank-owned life insurance	(319)	(3.1)	(318)	(2.5)	(314)	(2.8)
Tax-exempt income	(826)	(8.0)	(752)	(5.9)	(536)	(4.7)
Low-income housing credits	(226)	(2.2)	(254)	(2.0)	(140)	(1.2)
Nondeductible merger expenses	89	0.9	21	0.2	—	—
Other, net	360	3.5	(76)	(0.6)	7	0.1
Actual tax expense and effective rate	$2,583	25.1%	$2,954	23.2%	$2,891	25.4%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4.6 million at September 30, 2016, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The Act also provides for the recapture of deductions arising from the Bank’s applicable excess reserve, which is defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The off-balance sheet commitments consist of the following (in thousands):

	2016	2015

Commitments to extend credit	$82,223	$37,238
Standby letters of credit	3,187	3,231
Unfunded lines of credit	59,620	43,820

Commitments to extend credit consist of fixed and variable rate commitments with interest rates ranging from 1.96 percent to 5.50 percent. The commitments outstanding at September 30, 2016, contractually mature in less than one year.

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

The Company is required to maintain a reserve balance with certain third party providers.  At September 30, 2016 the reserve balance was $1.2 million.

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff that is pending in the court of Common Pleas of Philadelphia County, Pennsylvania. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations and intends to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

11.	LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2016 (in thousands):

2017	$769
2018	738
2019	686
2020	618
2021	433
2022 and beyond	1,404

Total	$4,648

The total rental expenses for the above leases for the years ended September 30, 2016, 2015, and 2014, were $1.3 million, $917,000, and $952,000, respectively. The Company also operates six offices that currently do not have long-term operating leases.

12.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

The Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at 3.50 percent and requires an annual payment of principal and interest of $718,000 through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $612,000, $561,000, and $500,000 for the years ended September 30, 2016, 2015, and 2014, respectively.

The following table presents the components of the ESOP shares:

	2016	2015

Allocated shares	361,308	328,573

Shares committed to be released	33,962	33,962

Unreleased shares	916,968	962,251

Total ESOP shares	1,312,238	1,324,786

Fair value of unreleased shares (in thousands)	$12,682	$12,471

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

The Company classifies share-based compensation for employees and outside directors within “Compensation and employee benefits” in the Consolidated Statement of Income to correspond with the same line item as compensation paid. Additionally, generally accepted accounting principles require the Company to record: (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.

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

During the years ended September 30, 2016, 2015, and 2014, the Company recorded $193,000, $95,000, and $219,000 of share-based compensation expense consisting of restricted stock expense. Expected future compensation expense relating to the 4,677 (2014 shares) restricted shares at September 30, 2016 is $64,000 over the remaining vesting period of 1.0 years. Expected future compensation expense relating to the 10,437 restricted shares (2015 shares) at September 30, 2016 is $164,000 over the remaining vesting period of 2.0 years. Expected future compensation expense relating the 16,782 restricted shares (2016 shares) at September 30, 2016 is $255,000 over the remaining vesting period of 3.0 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2016.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2015	1,314,580	$12.35	2.67	$802
Granted	—	—	—	—
Exercised	408,593	12.35	1.67	—
Forfeited	—	—	—	—

Outstanding, September 30, 2016	905,987	12.35	1.67	1,341

Exercisable at year-end	905,987	12.35	1.67	1,341

The following is a summary of the status of the Company’s restricted stock as of September 30, 2016, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2015	26,311	$12.30
Granted	23,491	13.52
Vested	(15,699)	12.63
Forfeited	(2,207)	12.74

Nonvested at September 30, 2016	31,896	13.01

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

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2016	2015

Change in benefit obligation:
Benefit obligation at beginning of year	$22,093	$18,598
Service cost	987	873
Interest cost	972	826
Actuarial losses	2,012	2,124
Benefits paid	(594)	(328)
Benefit obligation at end of year	25,470	22,093
Change in plan assets:
Fair value of plan assets at beginning of year	17,507	17,395
Actual return on plan assets	1,644	(60)
Contributions	631	500
Benefits paid	(594)	(328)
Fair value of plan assets at end of year	19,188	17,507
Funded status	$(6,282)	$(4,586)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2016	2015	2014
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$9,216	$8,068	$4,891

The accumulated benefit obligation for the defined benefit pension plan was $20,361,000 and $16,341,000 at September 30, 2016 and 2015, respectively.

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2016	2015	2014

Service cost	$987	$873	$577
Interest cost	972	826	763
Expected return on plan assets	(1,244)	(1,233)	(1,162)
Amortization of unrecognized loss	463	241	28
Net periodic benefit cost	$1,178	$707	$206

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $543,000.

Weighted-average assumptions used to determine benefit obligations:

	2016	2015

Discount rate	3.70%	4.45%
Rate of compensation increase	3.00	4.00

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2016	2015	2014

Discount rate	4.45%	4.45%	5.10%
Expected long-term return on plan assets	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the futoure, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2016 and 2015 (in thousands):

	September 30, 2016
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$7,654	$—	$7,654
Equity	—	11,502	—	11,502
Investment in short-term investments	—	32	—	32

Total assets at fair value	$—	$19,188	$—	$19,188

	September 30, 2015
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$—	$7,074	$—	$7,074
Equity	—	10,430	—	10,430
Investment in short-term investments	—	3	—	3

Total assets at fair value	$—	$17,507	$—	$17,507

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, by asset category, are as follows:

Asset Category	2016	2015

Cash and fixed income securities	39.9%	40.3%
Equity securities	59.9	59.6
Other	0.2	0.1

Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank expects to contribute $760,000 to its pension plan in 2017.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2017	$111
2018	198
2019	262
2020	495
2021	820
2022-2026	5,502

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were suspended in January 2011.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $1.2 million and $771,000 at September 30, 2016 and 2015, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $413,000 and $91,000 in expense related to the supplemental executive retirement plan for the years ended September 30, 2016 and 2015, respectively. There was no expense related to the supplemental executive retirement plan for the year ended September 30,2014.

13.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2016 and 2015, was $10,523,000 and $5,212,000, respectively.

Dividend Restrictions

Federal banking laws, regulations, and policies limit the Bank’s ability to pay dividends to the Company. Dividends may be declared and paid by the Bank only out of net earnings for the then current year. A dividend may not be declared or paid if it would impair the general reserves of the Bank as required to be maintained under the Pennsylvania Banking.

14.	REGULATORY CAPITAL REQUIREMENTS

Federal regulations require the Bank and the Company to maintain certain minimum amounts of capital. Specifically, the Bank and the Company are required to maintain certain minimum dollar amounts and ratios of Total and Tier 1 capital to risk-weighted assets, of Tier 1 capital to average total assets, and common equity Tier 1 capital to risk-weighted assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2016, the Bank met all capital adequacy requirements to which it is subject.

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

As of September 30, 2016 and 2015, the FDIC categorized the Bank and the Federal Reserve categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2016	2015
Total stockholders’ equity	$166,327	$167,112
Accumulated other comprehensive loss	1,832	2,395
Goodwill and certain other intangible assets	(15,294)	(11,005)
Disallowed servicing assets	—	-

Tier I, common equity and core capital	152,865	158,502

Allowance for loan losses and off-balance sheet commitments	9,411	8,971

Total risk-based capital	$162,276	$167,473

The Bank’s actual capital ratios are presented in the following table (in thousands):

	2016		2015
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$162,276	13.7%	$167,473	16.3%
For capital adequacy purposes	94,548	8.0	81,956	8.0
To be well capitalized	118,186	10.0	102,445	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$152,865	12.9%	$158,502	15.5%
For capital adequacy purposes	70,911	6.0	61,467	6.0
To be well capitalized	94,548	8.0	81,956	8.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$152,865	12.9%	$158,502	15.5%
For capital adequacy purposes	53,183	4.5	46,100	4.5
To be well capitalized	76,821	6.5	66,589	6.5

Tier 1 capital (to adjusted assets)

Actual	$152,865	8.8%	$158,502	10.0%
For capital adequacy purposes	69,811	4.0	63,195	4.0
To be well capitalized	87,264	5.0	78,993	5.0

The Company’s ratios do not differ significantly from the Bank’s ratios presented above.

15.	FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s securities, real estate owned, and impaired loans measured at fair value as of September 30, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	September 30, 2016
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$—	$219,162	$—	$219,162
Obligations of states and political subdivisions	—	73,690	—	73,690
U.S. government agency securities	—	25,941	—	25,941
Corporate obligations	—	31,433	6,985	38,418
Other debt securities	—	32,674	500	33,174
Equity securities - financial services	25	—	—	25
Total securities	25	382,900	7,485	390,410
Derivatives and hedging activities:	—	453	—	453

Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	—	—	2,659	2,659
Impaired loans	—	—	22,218	22,218
Mortgage servicing rights	—	—	398	398

	September 30, 2015
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$—	$234,530	$—	$234,530
Obligations of states and political subdivisions	—	51,625	—	51,625
U.S. government agency securities	—	40,936	—	40,936
Corporate obligations	—	20,360	2,000	22,360
Trust-preferred securities	—	—	1,711	1,711
Other debt securities	—	27,720	500	28,220
Equity securities - financial services	25	—	—	25
Total securities	25	375,171	4,211	379,407

Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	—	—	2,480	2,480
Impaired loans	—	—	28,141	28,141
Mortgage servicing rights	—	—	412	412

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the years ended September 30, 2016 and 2015 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2016	September 30, 2015
Beginning balance	$4,211	$2,230
Purchases, sales, issuances, settlements, net	3,292	2,000
Total unrealized gain:
Included in earnings	—	—
Included in other comprehensive income	(18)	(19)
Transfers in and/or out of Level III	—	—
	$7,485	$4,211

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

September 30, 2016
Impaired loans	$22,218	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (23.0%)
Foreclosed real estate owned	2,659	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 50% (22.1%)
Mortgage servicing rights	398	Discounted cash flow	Discount rate	12% (12%)
			Prepayment speeds	8% to 33% (17.2%)

September 30, 2015
Impaired loans	$28,141	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 60% (22.3%)
Foreclosed real estate owned	2,480	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (21.3%)
Mortgage servicing rights	412	Discounted cash flow	Discount rate	6% to 11% (10.1%)
			Prepayment speeds	5% to 79% (17.9%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $22.6 million less their valuation allowances of $347,000 at September 30, 2016. The fair value consists of the loan balances of $28.7 million less their valuation allowances of $568,000 at September 30, 2015.

Foreclosed Real Estate Owned

Foreclosed real estate owned is measured at fair value, less cost to sell at the date of foreclosure; valuations are periodically performed by management; and the assets are carried at fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate.

Derivatives

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  The fair value of the swap asset and liability is based on an external derivative model using data inputs as of the valuation date and classified Level 2.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2016
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,658	$43,658	$—	$—	$43,658
Certificates of deposit	1,250	—	—	1,269	1,269
Investment and mortgage-backed securities available for sale	390,410	25	382,900	7,485	390,410
Loans receivable, net	1,219,213	—	—	1,237,759	1,237,759
Accrued interest receivable	5,769	5,769	—	—	5,769
Regulatory stock	15,463	15,463	—	—	15,463
Mortgage servicing rights	398	—	—	398	398
Derivatives	453	—	453	—	453
Bank-owned life insurance	36,593	36,593	—	—	36,593

Financial liabilities:
Deposits	$1,214,820	$702,151	$—	$516,743	$1,218,894
Short-term borrowings	129,460	129,460	—	—	129,460
Other borrowings	230,601	—	—	231,911	231,911
Advances by borrowers for taxes and insurance	4,956	4,956	—	—	4,956
Accrued interest payable	1,046	1,046	—	—	1,046

	September 30, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value

Financial assets:
Cash and cash equivalents	$18,758	$18,758	$—	$—	$18,758
Certificates of deposit	1,750	—	—	1,774	1,774
Investment and mortgage-backed securities available for sale	379,407	25	375,171	4,211	379,407
Loans receivable, net	1,102,118	—	—	1,123,436	1,123,436
Accrued interest receivable	5,068	5,068	—	—	5,068
Regulatory stock	13,831	13,831	—	—	13,831
Mortgage servicing rights	412	—	—	412	412
Bank-owned life insurance	30,655	30,655	—	—	30,655

Financial liabilities:
Deposits	$1,096,754	$500,427	$—	$600,250	$1,100,677
Short-term borrowings	91,339	91,339	—	—	91,339
Other borrowings	229,101	—	—	230,255	230,255
Advances by borrowers for taxes and insurance	4,273	4,273	—	—	4,273
Accrued interest payable	866	866	—	—	866

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

Derivative and Hedging Activities

Fair values of interest rate cap and interest rate swap contracts are based on dealer quotes.

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

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended September 30, 2016 and 2015, is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss) (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total

Balance at September 30, 2015	$(5,325)	$2,930	$-	$(2,395)
Other comprehensive income before reclassifications	—	1,853	284	2,137
Amounts reclassified from accumulated other comprehensive loss	(758)	(831)	15	(1,574)

Period change	(758)	1,022	299	563

Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)

Balance at September 30, 2014	$(3,228)	$649	$-	$(2,579)
Other comprehensive income before reclassifications	—	2,799	-	2,799
Amounts reclassified from accumulated other comprehensive loss	(2,097)	(518)	-	(2,615)

Period change	(2,097)	2,281	-	184

Balance at September 30, 2015	$(5,325)	$2,930	$-	$(2,395)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 34%.

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended September 30, (4)		Affected Line Item in the Consolidated
(in thousands)	2016	2015	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$1,258	$786	Gain on sale of investments, net
Related income tax expense	(427)	(268)	Income taxes

Net effect on accumulated other comprehensive loss for the period	831	518
Defined benefit pension plan (2):
Amortization of net (loss) gain and prior service costs	1,148	3,177	Compensation and employee benefits
Related income tax expense	(390)	(1,080)	Income taxes

Net effect on accumulated other comprehensive loss for the period	758	2,097
Derivatives and Hedging Activities (3):
Interest expense, effective portion	(23)	—	Interest expense
Related income tax expense	8	—	Income taxes

Net effect on accumulated other comprehensive loss for the period	(15)	—

Total reclassifications for the period	$1,574	$2,615

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 3, “Investment Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 13, “Employee Benefits” for additional detail.
(3)	For additional details related to derivative financial instruments see Note18, “Derivatives and Hedging Activities.”
(4)	Amounts in parenthesis indicate debits.

18.	DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2016 and September 30, 2015, (in thousands).

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of September 30, 2016		As of September 30, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$453	Other Assets	$-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of September 30, 2016, the Company had three interest rate swaps with a notional of $50 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended September 30, 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the year ended September 30, 2016, the Company had $22,664 of reclassifications to interest expense.  During the next twelve months, the Company estimates that $0 will be reclassified as a decrease in interest expense.

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the period ended September 30, 2016 and 2015, respectively, and where they were recorded in the Statement of Income, (in thousands).

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative (Effective Portion) Year Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Year Ended September 30,
	2016	2015		2016	2015		2016	2015
Interest Rate Products	$430	$-	Interest expense	$(23)	$-	Other non-interest income	$-	$-

Ending balance of OCI
Total	$430	$-		$(23)	$-		$-	$-

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of September 30, 2016 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of September 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0 against its obligations under these agreements.  If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2016	2015

ASSETS
Cash and due from banks	$7,176	$2,258
Investment securities available for sale	25	25
Investment in subsidiary	166,327	167,112
Premises and equipment, net	1,118	1,144
Other assets	1,792	801
TOTAL ASSETS	$176,438	$171,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$94	$60
Stockholders’ equity	176,344	171,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,438	$171,340

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2016	2015	2014
INCOME
Interest income	$383	$376	$381
Dividends	34,000	8,000	27,000
Total income	34,383	8,376	27,381

EXPENSES
Professional fees	860	755	1,091
Other	50	64	453
Total expenses	910	819	1,544

Income before income tax expense	33,473	7,557	25,837
Income tax benefit	(91)	(118)	(905)

Income before equity in undistributed net earnings of subsidiary	33,564	7,675	26,742
Equity in undistributed net earnings of subsidiary	(25,837)	2,116	(18,238)

NET INCOME	$7,727	$9,791	$8,504

COMPREHENSIVE INCOME	$8,290	$9,975	$7,160

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2106	2015	2014
OPERATING ACTIVITIES
Net income	$7,727	$9,791	$8,504
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	25,837	(2,116)	18,238
Provision for depreciation	26	24	—
(Decrease) increase in accrued income taxes	(369)	40	(888)
Decrease in accrued interest receivable	(13)	8	8
Deferred federal income taxes	3	(3)	1,480
Other, net	(60)	458	(634)
Net cash provided by operating activities	33,151	8,202	26,708

INVESTING ACTIVITIES
Certificate of deposit maturities	—	17	—
Acquisition and additional capitalization of subsidiary, net of cash acquired	(24,203)	—	(15,174)
Purchase of premises, equipment and software	—	(41)	—
Net cash used for investing activities	(24,203)	(24)	(15,174)

FINANCING ACTIVITIES
Repayment of trust-preferred debt	—	—	(6,955)
Purchase of treasury stock shares	(283)	(3,132)	(4,216)
Dividends on common stock	(3,747)	(3,546)	(2,800)
Net cash used for financing activities	(4,030)	(6,678)	(13,971)

Increase (decrease) in cash	4,918	1,500	(2,437)

CASH AT BEGINNING OF YEAR	2,258	758	3,195

CASH AT END OF YEAR	$7,176	$2,258	$758

20.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016

Total interest income	$13,815	$15,159	$14,723	$14,669
Total interest expense	2,723	2,875	2,864	2,969

Net interest income	11,092	12,284	11,859	11,700
Provision for loan losses	600	600	600	750

Net interest income after provision for loan losses	10,492	11,684	11,259	10,950

Total noninterest income	1,817	2,277	2,296	2,393
Total noninterest expense	9,786	11,106	10,651	11,315

Income before income taxes	2,523	2,855	2,904	2,028
Income taxes expense	566	726	792	499

Net income	$1,957	$2,129	$2,112	$1,529

Per share data:
Net income
Basic	$0.19	$0.20	$0.20	$0.15
Diluted	$0.19	$0.20	$0.20	$0.14
Average shares outstanding
Basic	10,364,425	10,385,154	10,426,304	10,456,404
Diluted	10,535,573	10,524,697	10,553,138	10,579,314

	Three Months Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

Total interest income	$13,708	$13,580	$13,568	$13,323
Total interest expense	2,658	2,578	2,557	2,597

Net interest income	11,050	11,002	11,011	10,726
Provision for loan losses	450	525	525	575

Net interest income after provision for loan losses	10,600	10,477	10,486	10,151

Total noninterest income	1,814	1,901	1,948	2,233
Total noninterest expense	8,966	9,098	9,359	9,442

Income before income taxes	3,448	3,280	3,075	2,942
Income taxes benefit	852	848	618	636

Net income	$2,596	$2,432	$2,457	$2,306

Per share data:
Net income
Basic	$0.25	$0.23	$0.24	$0.22
Diluted	$0.25	$0.23	$0.23	$0.22
Average shares outstanding
Basic	10,516,097	10,442,310	10,431,461	10,426,195
Diluted	10,516,097	10,521,147	10,565,123	10,550,243

21.	ACQUISITIONS

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

The following condensed statement reflects the values assigned to ENB net assets as of the acquisitions date (in thousands):

Total purchase price	$24,655
Net assets acquired:
Cash	8,481
Investments available for sale	36,275
Loans receivable	123,380
Regulatory Stock	889
Premises and equipment, net	945
Intangible assets	1,491
Deferred tax assets	715
Other assets	2,174
Certificates of deposits	(32,408)
Deposits other than certificates of deposits	(119,865)
Other liabilities	(964)

21,113
Goodwill resulting from ENB merger	$3,542

Results of operations for ENB prior to the acquisition date are not included in the Consolidated Statement of Income for the period ended September 30, 2016. The following table presents financial information regarding the former Eagle National Bank operations included in the Consolidated Statement of Income from the date of acquisition through September 30, 2016 under column “Actual from acquisition date through September 30, 2016.” In addition, the following table presents unaudited pro forma information as if the acquisition of ENB had occurred on October 1, 2014 under the “Pro Forma” columns. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs and amortization of fair value adjustments net of the related income tax effects are included in the amounts below.

Actual From Acquisition Date
Through September 30, 2016 (unaudited)
(in thousands)
Net interest income	$5,263
Noninterest income	451
Net income	$1,615

Pro Formas
Year Ended September 30,
(unaudited) (in thousands, except per share data)
	2016	2015
Net interest income	$48,321	$50,238
Noninterest income	8,866	8,628
Net income	6,077	9,804
Pro forma earnings per share:
Basic	$0.58	$0.94
Diluted	$0.58	$0.93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 14, 2016	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director	December 14, 2016
Gary S. Olson	(Principal Executive Officer)

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer	December 14, 2016
Allan A. Muto	(Principal Financial and Accounting Officer)

/s/ William A. Viechnicki, D.D.S.	Chairman of the Board	December 14, 2016
William A. Viechnicki, D.D.S.

/s/ Joseph S. Durkin	Director	December 14, 2016
Joseph S. Durkin
/s/ Timothy S. Fallon	Director	December 14, 2016
Timothy S. Fallon

/s/ Daniel J. Henning	Director	December 14, 2016
Daniel J. Henning

/s/ Christine Davis Gordan, J.D.	Director	December 14, 2016
Christine Davis Gordan, J.D.

/s/ Frederick E. Kutteroff	Director	December 14, 2016
Frederick E. Kutteroff

/s/ Brian T. Regan	Director	December 14, 2016
Brian T. Regan

/s/ Robert C. Selig, Jr.	Director	December 14, 2016
Robert C. Selig, Jr.

/s/ Elizabeth B. Weekes	Director	December 14, 2016
Elizabeth B. Weekes