Form 10-Q
period 2016-12-31
ESSA Bancorp, Inc.
filed 2017-02-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

As of February 3, 2017 there were 11,498,042 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Cash and due from banks	$32,683	$31,815
Interest-bearing deposits with other institutions	7,168	11,843
Total cash and cash equivalents	39,851	43,658
Certificates of deposit	1,000	1,250
Investment securities available for sale, at fair value	392,113	390,410
Loans receivable (net of allowance for loan losses of $9,342 and $9,056)	1,224,021	1,219,213
Regulatory stock, at cost	16,680	15,463
Premises and equipment, net	16,674	16,844
Bank-owned life insurance	36,856	36,593
Foreclosed real estate	2,436	2,659
Intangible assets, net	2,324	2,487
Goodwill	13,801	13,801
Deferred income taxes	14,932	11,885
Other assets	17,922	18,216
TOTAL ASSETS	$1,778,610	$1,772,479
LIABILITIES
Deposits	$1,192,941	$1,214,820
Short-term borrowings	174,918	129,460
Other borrowings	215,571	230,601
Advances by borrowers for taxes and insurance	7,719	4,956
Other liabilities	16,022	16,298
TOTAL LIABILITIES	1,607,171	1,596,135
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,463,785 and 11,393,558 outstanding at December 31, 2016 and September 30, 2016)	181	181
Additional paid in capital	181,072	181,900
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(9,061)	(9,174)
Retained earnings	88,628	87,638
Treasury stock, at cost; 6,669,310 and 6,739,537 shares outstanding at December 31, 2016 and September 30, 2016, respectively	(81,486)	(82,369)
Accumulated other comprehensive loss	(7,895)	(1,832)
TOTAL STOCKHOLDERS’ EQUITY	171,439	176,344
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,778,610	$1,772,479

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2016	2015
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$12,251	$11,574
Investment securities:
Taxable	1,874	1,818
Exempt from federal income tax	309	244
Other investment income	216	179
Total interest income	14,650	13,815
INTEREST EXPENSE
Deposits	2,012	1,845
Short-term borrowings	251	94
Other borrowings	755	784
Total interest expense	3,018	2,723
NET INTEREST INCOME	11,632	11,092
Provision for loan losses	750	600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,882	10,492
NONINTEREST INCOME
Service fees on deposit accounts	864	863
Services charges and fees on loans	354	280
Trust and investment fees	150	213
Gain on sale of investments	—	3
Earnings on Bank-owned life insurance	263	230
Insurance commissions	193	199
Other	33	29
Total noninterest income	1,857	1,817
NONINTEREST EXPENSE
Compensation and employee benefits	6,177	5,578
Occupancy and equipment	1,091	1,109
Professional fees	745	453
Data processing	934	919
Advertising	305	87
Federal Deposit Insurance Corporation (FDIC) premiums	187	278
Gain on foreclosed real estate	(96)	(10)
Merger related costs	—	245
Amortization of intangible assets	163	174
Other	896	953
Total noninterest expense	10,402	9,786
Income before income taxes	2,337	2,523
Income taxes	400	566
NET INCOME	$1,937	$1,957
Earnings per share
Basic	$0.18	$0.19
Diluted	$0.18	$0.19
Dividends per share	$0.09	$0.09

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Net income	$1,937	$1,957
Other comprehensive loss:
Investment securities available for sale:
Unrealized holding loss	(10,232)	(3,398)
Tax effect	3,479	1,154
Reclassification of gains recognized in net income	—	(3)
Tax effect	—	1
Net of tax amount	(6,753)	(2,246)
Pension plan adjustment:
Reclassification adjustment related to actuarial losses	136	120
Tax effect	(46)	(41)
Net of tax amount	90	79
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivative included in net income	1,052	—
Tax effect	(459)	—
Reclassification adjustment for gains on derivatives included in net income	11	—
Tax effect	(4)	—
Net of tax amount	600	—
Total other comprehensive loss	(6,063)	(2,167)
Comprehensive loss	$(4,126)	$(210)

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except per share data)
Balance, September 30, 2016	11,393,558	$181	$181,900	$(9,174)	$87,638	$(82,369)	$(1,832)	$176,344
Net income					1,937			1,937
Other comprehensive loss							(6,063)	(6,063)
Cash dividends declared ($0.09 per share)					(947)			(947)
Stock based compensation			66					66
Allocation of ESOP stock			53	113				166
Allocation of treasury shares to incentive plan	20,675		(253)			253		—
Stock options exercised	49,552		(694)			630		(64)
Balance, December 31, 2016	11,463,785	$181	$181,072	$(9,061)	$88,628	$(81,486)	$(7,895)	$171,439

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,937	$1,957
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	600
Provision for depreciation and amortization	351	392
Amortization and accretion of discounts and premiums, net	1,123	832
Gain on sale of investment securities	—	(3)
Compensation expense on ESOP	166	151
Stock based compensation	66	39
Increase in accrued interest receivable	(181)	(348)
(Decrease) increase in accrued interest payable	(17)	171
Earnings on bank-owned life insurance	(263)	(230)
Deferred federal income taxes	78	114
Increase in accrued pension liability	339	296
Gain on foreclosed real estate, net	(96)	(10)
Amortization of identifiable intangible assets	163	174
Other, net	978	(780)
Net cash provided by operating activities	5,394	3,355
INVESTING ACTIVITIES
Certificates of deposit maturities	250	250
Investment securities available for sale:
Proceeds from sale of investment securities	—	17,365
Proceeds from principal repayments and maturities	15,506	31,094
Purchases	(27,912)	(30,134)
Increase in loans receivable, net	(6,758)	(3,972)
Redemption of regulatory stock	5,123	4,345
Purchase of regulatory stock	(6,340)	(4,304)
Proceeds from sale of foreclosed real estate	867	202
Acquisition, net of cash acquired	—	(16,174)
Purchase of premises, equipment and software	(238)	(400)
Net cash used for investing activities	(19,502)	(1,728)
FINANCING ACTIVITIES
Decrease in deposits, net	(21,879)	(8,857)
Net increase (decrease) in short-term borrowings	45,458	(7,287)
Proceeds from other borrowings	4,750	47,300
Repayment of other borrowings	(19,780)	(27,300)
Increase in advances by borrowers for taxes and insurance	2,763	2,719
Purchase of treasury stock shares	—	(301)
Proceeds from the exercise of stock options	(64)	—
Dividends on common stock	(947)	(931)
Net cash provided by financing activities	$10,301	$5,343
Increase (decrease) in cash and cash equivalents	(3,807)	6,970
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,658	18,758
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,851	$25,728
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$3,035	$2,489
Income taxes	(325)	—

	For the Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Noncash items:
Transfers from loans to foreclosed real estate	548	416
Acquisition of Eagle National Bank assets and liabilities
Noncash assets acquired
Investment securities, available for sale	—	36,275
Loans receivable	—	123,380
Federal Home Loan Bank stock	—	889
Premises and equipment	—	945
Accrued interest receivable	—	185
Intangible assets	—	1,491
Goodwill	—	3,542
Deferred tax assets	—	715
Other assets	—	1,989
Liabilities assumed:
Certificates of deposit	—	32,408
Deposits other than certificates of deposit	—	119,865
Accrued interest payable	—	64
Other liabilities	—	900
Net noncash assets acquired	—	16,174
Cash acquired	—	8,481

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. On November 6, 2014, the Company converted its status from a savings and loan holding company to a bank holding company. In addition, the Bank converted from a Pennsylvania-chartered savings association to a Pennsylvania-chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Delaware, Chester, Montgomery, Lackawanna, and Luzerne Counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month period ended December 31, 2016 and 2015.

	Three Months Ended
	December 31, 2016	December 31, 2015
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,720,901)	(6,793,627)
Average unearned ESOP shares	(899,601)	(944,875)
Average unearned non-vested shares	(37,561)	(30,168)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,475,032	10,364,425
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	1,018	618
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	128,022	170,530
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,604,072	10,535,573

At December 31, 2016 there were 20,194 shares of nonvested stock outstanding at a price of $16.57 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2015 there were 18,021 shares of nonvested stock outstanding at a price of $13.05 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic

718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company adopted this standard for the interim period ended December 31, 2016. The adoption of this standard resulted in recognition of all excess tax benefits for share-based payment awards to be recognized in income taxes for the three months ended December 31, 2016. Previously, such tax benefits were recognized in additional paid in capital.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business “ASU 2017-01”, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update should be applied prospectively on or after the effective date.  This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$119,196	$206	$(1,747)	$117,655
Freddie Mac	92,341	42	(1,345)	91,038
Governmental National Mortgage Association	15,267	39	(236)	15,070
Total mortgage-backed securities	226,804	287	(3,328)	223,763
Obligations of states and political subdivisions	70,720	1,135	(1,334)	70,521
U.S. government agency securities	25,689	111	—	25,800
Corporate obligations	39,492	135	(839)	38,788
Other debt securities	33,627	165	(576)	33,216
Total debt securities	396,332	1,833	(6,077)	392,088
Equity securities - financial services	25	—	—	25
Total	$396,357	$1,833	$(6,077)	$392,113

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$115,535	$1,891	$(173)	$117,253
Freddie Mac	84,486	1,369	(85)	85,770
Governmental National Mortgage Association	16,091	76	(28)	16,139
Total mortgage-backed securities	216,112	3,336	(286)	219,162
Obligations of states and political subdivisions	71,323	2,432	(65)	73,690
U.S. government agency securities	25,669	272	—	25,941
Corporate obligations	38,331	599	(512)	38,418
Other debt securities	32,962	428	(216)	33,174
Total debt securities	384,397	7,067	(1,079)	390,385
Equity securities - financial services	25	—	—	25
Total	$384,422	$7,067	$(1,079)	$390,410

The amortized cost and fair value of debt securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$11,401	$11,454
Due after one year through five years	41,094	41,037
Due after five years through ten years	84,276	83,653
Due after ten years	259,561	255,944
Total	$396,332	$392,088

For the three months ended December 31, 2016, the Company realized no gross gains or gross losses on proceeds from the sale of investment securities. For the three months ended December 31, 2015, the Company realized gross gains of $3,000 and no gross losses on proceeds from the sale of investment securities of $17.4 million. During the first quarter of fiscal 2016, the Company sold $16.2 million of investment securities which were acquired in the merger with Eagle National Bancorp, Inc (“ENB”). The Company realized no gain or loss from the sale of these securities.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2016
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	63	$81,136	$(1,348)	$11,667	$(399)	$92,803	$(1,747)
Freddie Mac	54	72,423	(1,076)	7,015	(269)	79,438	(1,345)
Governmental National Mortgage Association	9	7,556	(199)	2,598	(37)	10,154	(236)
Obligations of states and political subdivisions	37	42,064	(1,334)	—	—	42,064	(1,334)
Corporate obligations	21	17,497	(493)	6,171	(346)	23,668	(839)
Other debt securities	19	13,883	(399)	9,020	(177)	22,903	(576)
Total	203	$234,559	$(4,849)	$36,471	$(1,228)	$271,030	$(6,077)

	September 30, 2016
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$6,841	$(21)	$12,261	$(152)	$19,102	$(173)
Freddie Mac	11	7,457	(11)	6,375	(74)	13,832	(85)
Governmental National Mortgage Association	5	4,704	(16)	1,267	(12)	5,971	(28)
Obligations of states and political subdivisions	12	14,420	(65)	—	—	14,420	(65)
Corporate obligations	12	8,778	(172)	5,303	(340)	14,081	(512)
Other debt securities	13	6,582	(126)	6,914	(90)	13,496	(216)
Total	70	$48,782	$(411)	$32,120	$(668)	$80,902	$(1,079)

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

The Company reviews its position quarterly and has asserted that at December 31, 2016, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2016	September 30, 2016
Real estate loans:
Residential	$597,888	$596,645
Construction	3,057	1,733
Commercial	293,570	288,447
Commercial	33,867	39,978
Obligations of states and political subdivisions	61,374	56,923
Home equity loans and lines of credit	46,785	48,163
Auto Loans	193,523	193,078
Other	3,299	3,302
	1,233,363	1,228,269
Less allowance for loan losses	9,342	9,056
Net loans	$1,224,021	$1,219,213

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date of December 4, 2015, was determined, primarily based on the fair value of loan collateral. The carrying value of all purchased loans acquired with deteriorated credit quality was $5.5 million at December 31, 2016.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended December 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$478	$258
Reclassification, new additions and other	—	240
Accretion	(25)	(50)
Balance at end of period	$453	$448

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2016	September 30, 2016
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$6,728	$6,893
Carrying amount	$5,452	$5,563

The following tables show the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
December 31, 2016
Real estate loans:
Residential	$597,888	$7,962	$—	$589,926
Construction	3,057	—	—	3,057
Commercial	293,570	11,223	4,504	277,843
Commercial	33,867	1,824	411	31,632
Obligations of states and political subdivisions	61,374	—	—	61,374
Home equity loans and lines of credit	46,785	208	537	46,040
Auto loans	193,523	569	—	192,954
Other	3,299	24	—	3,275
Total	$1,233,363	$21,810	$5,452	$1,206,101

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2016
Real estate loans:
Residential	$596,645	$8,721	$—	$587,924
Construction	1,733	—	—	1,733
Commercial	288,447	11,237	4,615	272,595
Commercial	39,978	1,698	411	37,869
Obligations of states and political sub divisions	56,923	—	—	56,923
Home equity loans and lines of credit	48,163	361	537	47,265
Auto loans	193,078	526	—	192,552
Other	3,302	22	—	3,280
Total	$1,228,269	$22,565	$5,563	$1,200,141

The Company maintains a loan review system that allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Company does not aggregate such loans for evaluation purposes. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower that it would not otherwise consider because of the borrower’s financial condition. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate at the time of modification may be removed from TDR status after one year of performance.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2016
With no specific allowance recorded:
Real estate loans
Residential	$5,758	$7,807	$—
Construction	—	—	—
Commercial	10,770	12,828	—
Commercial	1,767	1,808	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	202	274	—
Auto loans	52	147	—
Other	24	26	—
Total	18,573	22,890	—
With an allowance recorded:
Real estate loans
Residential	2,204	2,485	145
Construction	—	—	—
Commercial	453	666	32
Commercial	57	67	1
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	6	6	6
Auto loans	517	517	282
Other	—	—	—
Total	3,237	3,741	466
Total:
Real estate loans
Residential	7,962	10,292	145
Construction	—	—	—
Commercial	11,223	13,494	32
Commercial	1,824	1,875	1
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	208	280	6
Auto loans	569	664	282
Other	24	26	—
Total Impaired Loans	$21,810	$26,631	$466

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2016
With no specific allowance recorded:
Real Estate Loans
Residential	$6,721	$9,016	$—
Construction	—	—	—
Commercial	10,939	12,928	—
Commercial	1,698	1,725	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	361	432	—
Auto Loans	253	365	—
Other	22	22	—
Total	19,994	24,488	—
With an allowance recorded:
Real Estate Loans
Residential	2,000	2,151	198
Construction	—	—	—
Commercial	298	303	36
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	273	273	113
Other	—	—	—
Total	2,571	2,727	347
Total:
Real Estate Loans
Residential	8,721	11,167	198
Construction	—	—	—
Commercial	11,237	13,231	36
Commercial	1,698	1,725	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	361	432	—
Auto Loans	526	638	113
Other	22	22	—
Total Impaired Loans	$22,565	$27,215	$347

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	Three Months Ended December 31,
	2016	2015	2016	2015
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$6,526	$8,785	$11	$27
Construction	—	—	—	—
Commercial	10,564	18,574	105	176
Commercial	1,693	820	33	15
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	317	962	—	2
Auto loans	135	282	1	1
Other	8	—	—	—
Total	19,243	29,423	150	221
With an allowance recorded:
Real estate loans
Residential	2,066	2,592	—	5
Construction	—	—	—	—
Commercial	348	457	—	—
Commercial	19	3	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	2	73	—	—
Auto loans	215	141	4	1
Other	—	—	—	—
Total	2,650	3,266	4	6
Total:
Real estate loans
Residential	8,592	11,377	11	32
Construction	—	—	—	—
Commercial	10,912	19,031	105	176
Commercial	1,712	823	33	15
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	319	1,035	—	2
Auto loans	350	423	5	2
Other	8	—	—	—
Total Impaired Loans	$21,893	$32,689	$154	$227

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating recommendation for the loans in their portfolios at origination and on an ongoing basis. The Bank’s Commercial Loan Officers perform an annual review of all commercial relationships $750,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Bank engages an external consultant to conduct loan reviews on at least a semi-annual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or all criticized relationships. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at December 31, 2016 and September 30, 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
December 31, 2016
Commercial real estate loans	$267,727	$7,525	$18,318	$—	$293,570
Commercial	30,273	171	3,423	—	33,867
Obligations of states and political subdivisions	61,374	—	—	—	61,374
Total	$359,374	$7,696	$21,741	$—	$388,811

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2016
Commercial real estate loans	$260,088	$8,886	$19,473	$—	$288,447
Commercial	36,684	180	3,114	—	39,978
Obligations of states and political subdivisions	56,923	—	—	—	56,923
Total	$353,695	$9,066	$22,587	$—	$385,348

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2016 and September 30, 2015 (in thousands):

	Performing	Non-performing	Purchased Credit Impaired	Total
December 31, 2016
Real estate loans:
Residential	$588,731	$9,157	$—	$597,888
Construction	3,057	—	—	3,057
Home equity loans and lines of credit	45,686	562	537	46,785
Auto loans	193,147	376	—	193,523
Other	3,263	36	—	3,299
Total	$833,884	$10,131	$537	$844,552

	Performing	Non-performing	Purchased Impaired Credit	Total
September 30, 2016
Real estate loans:
Residential	$587,673	$8,972	$—	$596,645
Construction	1,733	—	—	1,733
Home equity loans and lines of credit	47,213	413	537	48,163
Auto loans	192,734	344	—	193,078
Other	3,271	31	—	3,302
Total	$832,624	$9,760	$537	$842,921

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2016 and September 30, 2016 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Purchased Credit Impaired	Total Loans
December 31, 2016
Real estate loans
Residential	$586,229	$2,076	$426	$—	$9,157	$11,659	$—	$597,888
Construction	3,057	—	—	—	—	—	—	3,057
Commercial	284,669	167	135	—	4,095	4,397	4,504	293,570
Commercial	32,662	75	—	—	719	794	411	33,867
Obligations of states and political subdivisions	61,374	—	—	—	—	—	—	61,374
Home equity loans and lines of credit	45,609	47	30	—	562	639	537	46,785
Auto loans	192,264	614	269	—	376	1,259	—	193,523
Other	3,214	49	—	—	36	85	—	3,299
Total	$1,209,078	$3,028	$860	$—	$14,945	$18,833	$5,452	$1,233,363

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Purchased Credit Impaired	Total Loans
September 30, 2016
Real estate loans
Residential	$585,517	$1,496	$660	$—	$8,972	$11,128	$—	$596,645
Construction	1,733	—	—	—	—	—	—	1,733
Commercial	279,019	1,093	191	—	3,529	4,813	4,615	288,447
Commercial	38,862	185	57	—	463	705	411	39,978
Obligations of states and political subdivisions	56,923	—	—	—	—	—	—	56,923
Home equity loans and lines of credit	47,026	40	147	—	413	600	537	48,163
Auto loans	191,785	717	232	—	344	1,293	—	193,078
Other	3,264	7	—	—	31	38	—	3,302
Total	$1,204,129	$3,538	$1,287	$—	$13,752	$18,577	$5,563	$1,228,269

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2016 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following tables summarize changes in the primary segments of the ALL for the three month period ending December 31, 2016 and 2015 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
Charge-offs	(76)	—	(91)	(19)	—	—	(517)	(4)	—	(707)
Recoveries	2	—	10	0	—	1	228	2	—	243
Provision	98	10	24	102	19	(15)	471	2	39	750
ALL balance at December 31, 2016	$4,450	$23	$795	$965	$234	$441	$2,062	$25	$347	$9,342
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
Charge-offs	(91)	—	—	(3)	—	(25)	(188)	—	—	(307)
Recoveries	3	—	—	1	—	1	37	3	—	45
Provision	(305)	7	187	14	(2)	(48)	335	(3)	415	600
ALL balance at December 31, 2015	$4,747	$14	$858	$705	$187	$389	$1,754	$27	$576	$9,257

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2016 and September 30, 2016 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$145	$—	$32	$1	$—	$6	$282	$—	$—	$466
Collectively evaluated for impairment	4,305	23	763	964	234	435	1,780	25	347	8,876
ALL Balance at December 31, 2016	$4,450	$23	$795	$965	$234	$441	$2,062	$25	$347	$9,342
Individually evaluated for impairment	$198	$—	$36	$—	$—	$—	$113	$—	$—	$347
Collectively evaluated for impairment	4,228	13	816	882	215	455	1,767	25	308	8,709
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to residential real estate, construction loan, commercial loans, and obligations of states and political subdivisions for the three month period ending December 31, 2016 due to increased balances and impairment evaluations in those segments. The Company allocated decreased provisions to commercial real estate loans for the three month period ending December 31, 2016 due to declining loss experience. The Company allocated decreased provisions to home equity loans and lines of credit for the three month period ending December 31, 2016 due primarily to decreased loan balances. The Company allocated increased provisions in auto loans due to increased loan balances, increased classified assets and increased charge off activity. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2016 and 2015 (dollars in thousands):

For the Three Months Ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$259	$259
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	2	$259	$259

For the Three Months Ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$81	$81
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$81	$81

The two new troubled debt restructurings granted for the three months ended December 31, 2016, totaled $259,000 and were granted term and rate concessions.

The one new troubled debt restructurings granted for the three months ended December 31, 2015, totaled $81,000, and was granted terms and rate concessions.

For the three months ended December 31, 2016, one loan totaling $107,000 defaulted on a restructuring agreement within one year of modification.

For the three months ended December 31, 2015, no loans defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in the Consolidated Balance Sheet. As of December 31, 2016 and September 30, 2016, included with other assets are $2.4 million and $2.7 million, of foreclosed assets, respectively. As of December 31, 2016, included within the foreclosed assets is $1.9 million of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2016, the Company has initiated formal foreclosure proceedings on $2.7 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2016	September 30, 2016
Non-interest bearing demand accounts	$144,660	$142,924
Interest bearing demand accounts	163,320	167,259
Money market accounts	255,763	249,947
Savings and club accounts	144,459	142,021
Certificates of deposit	484,739	512,669
Total	$1,192,941	$1,214,820

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the periods ended (in thousands):

	Three Months Ended December 31,
	2016	2015
Service Cost	$309	$249
Interest Cost	235	245
Expected return on plan assets	(341)	(311)
Amortization of unrecognized loss	136	120
Net periodic benefit cost	$339	$303

Subsequent to December 31, 2016, the Company’s board of directors adopted resolutions to freeze the status of the Defined Benefit Plan (“the plan”) effective February 28, 2017. (“the freeze date”).  Accordingly, no additional participants will enter the plan after February 28, 2017; no additional years of credited service for benefit accrual purposes will be earned after the freeze date under the plan; and compensation earned by participants after the freeze date will not be taken into account under the plan.

For purposes of determining the projected benefit obligation, accumulated other comprehensive income is expected to increase related to the expected reduction of the projected benefit obligation of the plan.  The company will recognize the appropriate effect of the reduced benefit obligation in accumulated other comprehensive income net of tax during the second quarter of fiscal 2017.

9.	Equity Incentive Plan

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

The Company replaced the 2007 Equity Incentive Plan with the ESSA Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which was approved by shareholders on March 3, 2016. The 2016 Plan provides for a total of 250,000 shares of common stock for issuance upon the grant or exercise of awards. The 2016 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options and non-qualified stock options.

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock on May 23, 2008. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013, 19,880 shares of restricted stock on July 22, 2014, 21,843 shares of restricted stock on May 20, 2015, 23,491 shares of restricted stock on March 4, 2016 and 20,675 shares of restricted stock on December 13, 2016. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2013 restricted stock shares vested over an 18 month service period. The 2014 restricted shares vest over a 39 month service period. The 2015 restricted shares vest over a 40 month service period. The March 4, 2016 restricted shares vest over a 43 month service period. The December 13, 2016 restricted shares vest over a 46 month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

For the three months ended December 31, 2016 and 2015, the Company recorded $66,000 and $39,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the 4,677 (2014 shares) restricted shares, at December 31, 2016 is $48,000 over the remaining vesting period of 0.75 years. Expected future compensation expense relating to the 10,437 restricted shares (2015 shares) at December 31, 2016 is $143,000 over the remaining vesting period of 1.75 years. Expected future compensation expense relating to the 16,782 restricted shares (2016 shares) at

December 31, 2016 is $234,000 over the remaining vesting period of 2.75 years. Expected future compensation expense relating to the 20,675 restricted shares (12/13/16 shares) at December 31, 2016 is $335,000 over the remaining vesting period of 3.75 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended December 31, 2016.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2016	905,987	$12.35	1.67	$1,341
Granted	—	—	—	—
Exercised	262,092	12.35	1.42	—
Forfeited	—	—	—	—
Outstanding, December 31, 2016	643,895	$12.35	1.42	$2,170
Exercisable at December 31, 2016	643,895	$12.35	1.42	$2,170

The following is a summary of the status of the Company’s restricted stock as of December 31, 2016, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2016	31,896	$13.01
Granted	20,675	16.57
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2016	52,571	$14.41

10.	Fair Value Measurement

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

The following table presents information about the Company’s securities, derivatives, other real estate owned, impaired loans and mortgage servicing rights measured at fair value as of December 31, 2016 and September 30, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at December 31, 2016
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2016
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$223,763	$—	$223,763
Obligations of states and political subdivisions	—	70,521	—	70,521
U.S. government agencies	—	25,800	—	25,800
Corporate obligations	—	30,550	8,238	38,788
Other debt securities	—	33,216	—	33,216
Equity securities-financial services	25	—	—	25
Total debt and equity securities	$25	$383,850	$8,238	$392,113
Derivatives	$—	$1,362	$—	$1,362
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$2,436	$2,436
Impaired loans	$—	$—	$21,344	$21,344
Mortgage servicing rights	$—	$—	$358	$358

	Fair Value Measurement at September 30, 2016
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2016
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$219,162	$—	$219,162
Obligations of states and political subdivisions	—	73,690	—	73,690
U.S. government agencies	—	25,941	—	25,941
Corporate obligations	—	31,433	6,985	38,418
Other debt securities	—	32,674	500	33,174
Equity securities-financial services	25	—	—	25
Total debt and equity securities	$25	$382,900	$7,485	$390,410
Derivatives	$—	$453	$—	$453
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$2,659	$2,659
Impaired loans	$—	$—	$22,218	$22,218
Mortgage Servicing rights	$—	$—	$398	$398

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended December 31, 2016 and 2015 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	December 31, 2016	December 31, 2015
Beginning balance	$7,485	$4,211
Purchases, sales, issuances, settlements, net	756	3,000
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income	(3)	(75)
Transfers in and/or out of Level III	—	—
	$8,238	$7,136

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, all of these are classified as available for sale and are reported at fair value using Level 3 inputs. Mortgage servicing rights are also valued by an independent pricing service. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2016, 208 impaired loans with a carrying value of $21.8 million were reduced by specific valuation allowance totaling $466,000 resulting in a net fair value of $21.3 million based on Level 3 inputs. At September 30, 2016, 205 impaired loans with a carrying value of $22.6 million were reduced by a specific valuation totaling $347,000 resulting in a net fair value of $22.2  million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2016:
Impaired loans	$21,344	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (24.0%)
Foreclosed real estate owned	2,436	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (22.7%)
Mortgage servicing rights	358	Discounted cash flow	Discount rate	11% to 16% (11.6%)
			Prepayment speeds	7% to 34% (16.2%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2016:
Impaired loans	$22,218	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 60% (23.0%)
Foreclosed real estate owned	2,659	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (22.1%)
Mortgage servicing rights	398	Discounted cash flow	Discount rate	12% to 16% (12.0%)
			Prepayment speeds	2% to 33% (17.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below (in thousands).

	December 31, 2016
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$39,851	$39,851	$—	$—	$39,851
Certificates of deposit	1,000	—	—	1,012	1,012
Investment and mortgage backed securities available for sale	392,113	25	384,350	7,738	392,113
Loans receivable, net	1,224,021	—	—	1,220,648	1,220,648
Accrued interest receivable	5,950	5,950	—	—	5,950
Regulatory stock	16,680	16,680	—	—	16,680
Mortgage servicing rights	358	—	—	358	358
Derivatives	1,362	—	1,362		1,362
Bank owned life insurance	36,856	36,856	—	—	36,856
Financial liabilities:
Deposits	$1,192,941	$708,202	$—	$485,989	$1,194,191
Short-term borrowings	174,918	174,918	—	—	174,918
Other borrowings	215,571	—	—	215,726	215,726
Advances by borrowers for taxes and insurance	7,719	7,719	—	—	7,719
Accrued interest payable	1,029	1,029	—	—	1,029

	September 30, 2016
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,658	$43,658	$—	$—	$43,658
Certificates of deposit	1,250	—	—	1,269	1,269
Investment and mortgage backed securities available for sale	390,410	25	382,900	7,485	390,410
Loans receivable, net	1,219,213	—	—	1,237,759	1,237,759
Accrued interest receivable	5,769	5,769	—	—	5,769
Regulatory stock	15,463	15,463	—	—	15,463
Mortgage servicing rights	398	—	—	398	398
Derivatives	453	—	453	—	453
Bank owned life insurance	36,593	36,593	—	—	36,593
Financial liabilities:
Deposits	$1,214,820	$702,151	$—	$516,743	$1,218,894
Short-term borrowings	129,460	129,460	—	—	129,460
Other borrowings	230,601	—	—	231,911	231,911
Advances by borrowers for taxes and insurance	4,956	4,956	—	—	4,956
Accrued interest payable	1,046	1,046	—	—	1,046

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

Derivatives

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

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended December 31, 2016 and 2015 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)
Other comprehensive income (loss) before reclassifications	—	(6,753)	593	(6,160)
Amounts reclassified from accumulated other comprehensive loss, net of tax	90	—	7	97
Period change	90	(6,753)	600	(6,063)
Balance at December 31, 2016	$(5,993)	$(2,801)	$899	$(7,895)
Balance at September 30, 2015	$(5,325)	$2,930	$—	$(2,395)
Other comprehensive loss before reclassifications	—	(2,244)	—	(2,244)
Amounts reclassified from accumulated other comprehensive loss, net of tax	79	(2)	—	77
Period change	79	(2,246)	—	(2,167)
Balance at December 31, 2015	$(5,246)	$684	$—	$(4,562)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three ended December 31, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
	2016	2015
Securities available for sale:
Securities gains reclassified into earnings	$—	$3	Gain on sale of investments
Related income tax expense	—	(1)	Income taxes
Net effect on accumulated other comprehensive loss for the period	—	2
Defined benefit pension plan:
Amortization of net loss	(136)	(120)	Compensation and employee benefits
Related income tax expense	46	41	Income taxes
Net effect on accumulated other comprehensive loss for the period	(90)	(79)
Derivatives and hedging activities:
Interest expense, effective portion	(11)	—	Interest expense
Related income tax expense	4	—	Income taxes
Net effect on accumulated other comprehesive loss for the period	(7)	—
Total reclassification for the period	$(97)	$(77)

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2016 and September 30, 2016, (in thousands).

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of December 31, 2016		As of September 30, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$1,362	Other Assets	$453

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of December 31, 2016, the Company had three interest rate swaps with a notional of $50 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended December 31, 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended December 31, 2016, the Company had $11,000 of reclassifications to interest expense.  During the next twelve months, the Company estimates that $0 will be reclassified as a decrease in interest expense.

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the period ended December 31, 2016 and 2015, respectively, and where they were recorded in the Consolidated Statement of Income, (in thousands).

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended December 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months Ended December 31,
	2016	2015		2016	2015		2016	2015
Interest Rate Products	$1,052	$—	Interest expense	$(11)	$—	Other non-interest income	$—	$—
Ending balance of OCI
Total	$1,052	$—		$(11)	$—		$—	$—

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

As of December 31, 2016 the Company had no derivatives in a net liability position and was not required to post collateral  against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

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

Comparison of Financial Condition at December 31, 2016 and September 30, 2016

Total Assets. Total assets increased by $6.1 million, or 0.4%, to $1.79 billion at December 31, 2016 from $1.77 billion at September 30, 2016.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.8 million, or 8.7%, to $39.9 million at December 31, 2016 from $43.7 million at September 30, 2016. A decrease in interest bearing deposits with other institutions of $4.7 million, partially offset by an increase in cash and due from banks of $868,000, was the primary reason for the net decrease of $3.8 million.

Net Loans. Net loans increased $4.8 million, or 0.39%, to $1.22 billion at December 31, 2016 from September 30, 2016. During this period, residential loans increased $1.2 million to $597.9 million, construction loans increased $1.3 million to $3.1 million, commercial real estate loans increased $5.1 million to $293.6 million, commercial loans decreased $6.1 million to $33.9 million, obligations of states and political subdivisions increased $4.5 million to $61.4 million, home equity loans and lines of credit decreased $1.4 million to $46.8 million, auto loans increased $445,000 to $193.5 million, and other loans decreased $3,000 to $3.3 million.

Investment Securities Available for Sale. Investment securities available for sale increased $1.7 million, or 0.44%, to $392.1 million at December 31, 2016 from $390.4 million at September 30, 2016. The increase was due primarily to increases in mortgage backed securities of $4.6 million, offset in part by decreases in obligations of states and political subdivisions of $3.2 million. The Company did not sell investment securities for the three months ended December 31, 2016.

Deposits. Deposits decreased $21.9 million, or 1.8%, to $1.19 billion at December 31, 2016 from $1.21 billion at September 30, 2016. Certificates of deposit, which declined $27.9 million during the quarter ended December 31, 2016, was primarily responsible for the decline in deposits. The decrease in certificates of deposit, which decreased $27.9 million to $484.7 million at December 31, 2016, included a decrease in brokered certificates of $39.7 million to $159.0 million.

Borrowed Funds. Borrowed funds increased by $30.4 million, or 8.5%, to $390.5 million at December 31, 2016, from $360.1 million at September 30, 2016. The increase in borrowed funds was due to increases in short term borrowings of $45.5 million offset in part by a decrease in other borrowings of $15.0 million. All borrowings at December 31, 2016 represent advances from the Pittsburgh FHLB.

Stockholders’ Equity. Stockholders’ equity decreased by $4.9 million, or 2.8% to $171.4 million at December 31, 2016 from $176.3 million at September 30, 2016. The decrease in stockholders’ equity was primarily due to declines to accumulated other comprehensive loss, partially offset by net income.

Average Balance Sheets for the Three months Ended December 31, 2016 and 2015

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,232,042	$12,251	3.95%	$1,144,346	$11,574	4.01%
Investment Securities
Taxable(2)	87,926	629	2.84%	86,498	497	2.28%
Exempt from federal income tax(2)(3)	52,978	309	3.51%	40,145	244	3.65%
Total investment securities	140,904	938	3.09%	126,643	741	2.72%
Mortgage-backed securities	249,541	1,245	1.98%	258,653	1,321	2.03%
Regulatory stock	15,720	191	4.82%	14,471	175	4.80%
Other	8,440	25	1.18%	3,628	4	0.44%
Total interest-earning assets	1,646,647	14,650	3.57%	1,547,741	13,815	3.57%
Allowance for loan losses	(9,149)			(8,981)
Noninterest-earning assets	131,014			111,446
Total assets	$1,768,512			$1,650,206
Interest-bearing liabilities:
Interest bearing demand accounts	$168,284	$62	0.15%	$101,478	$25	0.10%
Money market accounts	251,171	324	0.51%	176,775	102	0.23%
Savings and club accounts	136,655	18	0.05%	127,511	16	0.05%
Certificates of deposit	508,528	1,608	1.25%	609,525	1,702	1.11%
Borrowed funds	363,924	1,006	1.10%	332,636	878	1.05%
Total interest-bearing liabilities	1,428,562	3,018	0.84%	1,347,925	2,723	0.80%
Non-interest-bearing demand accounts	141,876			110,806
Non-interest-bearing liabilities	22,147			18,833
Total liabilities	1,592,585			1,477,564
Equity	175,927			172,642
Total liabilities and equity	$1,768,512			$1,650,206
Net interest income		$11,632			$11,092
Interest rate spread			2.73%			2.77%
Net interest-earning assets	$218,085			$199,816
Net interest margin(4)			2.80%			2.84%
Average interest-earning assets to average interest-bearing liabilities		115.27%			114.82%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and December 31, 2015

Net Income. Net income decreased $20,000, or 1.0%, to $1.9 million for the three months ended December 31, 2016 compared to the comparable period in 2015. The decrease was due primarily to increases in non-interest expense partially offset by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $540,000, or 4.9%, to $11.6 million for the three months ended December 31, 2016 from $11.1 million for the comparable period in 2015. The increase was primarily attributable to an increase in the Company’s average balance of net interest earning assets of $18.3 million, offset in part by a four basis point decrease in the Company’s interest rate spread to 2.73% for the three months ended December 31, 2016 from 2.77% for the comparable period in 2015. Net interest-earning assets increased primarily due to the Company’s acquisition of ENB on December 4, 2015.

Interest Income. Interest income increased $835,000, or 6.0%, to $14.7 million for the three months ended December 31, 2016 from $13.8 million for the comparable 2015 period. The increase resulted primarily from an increase in the average balance of interest earning assets of $98.9 million. The average yield on interest earning assets was 3.57% for the three months ended December 31, 2016, the same as the comparable 2015 period. The average balance of loans increased $87.7 million between the two periods. In addition, the average balance of investment securities increased $14.3 million, mortgage-backed securities decreased $9.1 million, regulatory stock increased $1.2 million and other interest earning assets increased $4.8 million.

Interest Expense. Interest expense increased $295,000, or 10.8%, to $3.0 million for the three months ended December 31, 2016 from $2.7 million for the comparable 2015 period. The increase resulted from an increase in the average balance of total interest bearing liabilities of $80.6 million and an increase in the cost of interest bearing liabilities of four basis points. For the three months ended December 31, 2016 and 2015 the average cost of interest bearing liabilities was 0.84% and 0.80%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $750,000 for the three month period ended December 31, 2016 compared to $600,000 for the three month period ended December 31, 2015. The allowance for loan losses was $9.3 million, or 0.76% of loans outstanding, at December 31, 2016, compared to $9.1 million, or 0.74% of loans outstanding at September 30, 2016.

Non-interest Income. Non-interest income increased $40,000, or 2.2%, to $1.9 million for the three months ended December 31, 2016 from $1.8 million for the comparable period in 2015. Increases in service fees and charges on loans of $79,000, and earnings on bank owned life insurance of $33,000 were partially offset by decreases in trust and investment fees of $63,000.

Non-interest Expense. Non-interest expense increased $616,000, or 6.3%, to $10.4 million for the three months ended December 31, 2016 from $9.8 million for the comparable period in 2015. The primary reasons for the increase were increases in compensation and employee benefits of $599,000, professional fees of $292,000, data processing of $15,000, and advertising of $218,000 which were offset in part by declines in occupancy and equipment of $18,000 and foreclosed real estate of $86,000, merger related costs of $245,000, amortization of intangible assets of $11,000 and other expenses of $57,000. The increase in non-interest expense was attributed primarily to the addition of former ENB employees and former ENB locations as well as additional lending staff.

Income Taxes. Income tax expense decreased $166,000 to $400,000 for the three months ended December 31, 2016 from $566,000 for the comparable 2015 period. The decrease was primarily a result of the adoption of ASU 2016-09, which resulted in recognition of all excess tax benefits for share-based payment awards to be recognized in income taxes.  Previously such tax benefits were recognized in additional paid in capital. The effective tax rate for the three months ended December 31, 2016 was 17.1%, compared to 22.4% for the 2015 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated. (Dollars in thousands).

	December 31, 2016	September 30, 2016
Non-performing assets:
Non-accruing loans	$20,397	$19,315
Total non-performing loans	20,397	19,315
Foreclosed real estate	2,436	2,659
Other repossessed assets	9	9
Total non-performing assets	$22,842	$21,983
Ratio of non-performing loans to total loans	1.65%	1.57%
Ratio of non-performing loans to total assets	1.15%	1.09%
Ratio of non-performing assets to total assets	1.28%	1.24%
Ratio of allowance for loan losses to total loans	0.76%	0.74%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $859,000 to $22.8 million at December 31, 2016 from $22.0 million at September 30, 2016. Non-performing loans increased $1.1 million to $20.4 million at December 31, 2016 from $19.3 million at September 30, 2016. The number of nonperforming residential loans was 92 at December 31, 2016 compared to 92 at September 30, 2016. The $20.4 million of non-accruing loans at December 31, 2016 included 92 residential loans with an aggregate outstanding balance of $9.1 million, 67 commercial and commercial real estate loans with aggregate outstanding balances of $9.2 million and 48 consumer loans with aggregate balances of $1.1 million. Within the residential loan balance are $5.5 million of loans less than 90 days past due. In the quarter ended December 31, 2016, the Company identified 48 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $223,000 to $2.4 million at December 31, 2016 from $2.7 million at September 30, 2016. Foreclosed real estate consists of 24 residential properties, two building lots and four commercial properties.

At December 31, 2016, the principal balance of troubled debt restructures was $7.8 million as compared to $7.8 million at September 30, 2016. Of the $7.8 million of troubled debt restructures at December 31, 2016, $902,000 are performing loans and $6.9 million are non-accrual loans.

Of the 58 loans that comprise our troubled debt restructures at December 31, 2016, no loans were granted a rate concession at a below market interest rate. Twenty-five loans with balances totaling $3.7 million were granted market rate and terms concessions, 12 loans totaling $708,000 were granted an interest rate concession and 21 loans with balances totaling $3.7 million were granted term concessions.

As of December 31, 2016, troubled debt restructures were comprised of 48 residential loans totaling $5.2 million, eight commercial and commercial real estate loans totaling $2.5 million, and two consumer (home equity loans, home equity lines and credit, indirect auto and other) loans totaling $84,000.

For the three month period ended December 31, 2016, no loans were removed from non-performing TDR status.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended December 31, 2016, we modified seven loans totaling $457,000 in this fashion. With regard to commercial loans, including commercial real estate loans, there were two loans totaling $457,000 in the three months ended December 31, 2016.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2016, $39.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $11.4 million at December 31, 2016. As of December 31, 2016, we had $390.5 million in borrowings outstanding from FHLBank Pittsburgh. We have access to total FHLBank advances of up to approximately $605.1 million.

At December 31, 2016, we had $131.9 million in loan commitments outstanding, which included, in part, $40.3 million in undisbursed construction loans and land development loans, $33.9 million in unused home equity lines of credit, $53.8 million in commercial lines of credit and commitments to originate commercial loans, $3.1 million in performance standby letters of credit and $770,000 in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2016 totaled $239.2 million, or 49.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $5.4 million and $3.4 million for the three months ended December 31, 2016 and 2015, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was ($19.5) million and ($1.7) million for the three months ended December 31, 2016 and 2015, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by of $10.3 million and $5.3 million for the three months ended December 31, 2016 and 2015, respectively.

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

Derivative Instruments and Hedging Activities. The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Contractual Obligations

During the first three months of fiscal 2017, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2016.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2016.

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

From time to time, the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations, except as previously disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, and as described below.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp, Inc., in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. The Bank intends to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2016, filed on December 14, 2016.

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

ESSA BANCORP, INC,

Date: February 9, 2017	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 9, 2017	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer