Form 10-Q
period 2017-03-31
ESSA Bancorp, Inc.
filed 2017-05-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filers,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 8, 2017 there were 11,586,202 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	September 30,
	2017	2016
	(dollars in thousands)
Cash and due from banks	$26,495	$31,815
Interest-bearing deposits with other institutions	9,948	11,843
Total cash and cash equivalents	36,443	43,658
Certificates of deposit	1,000	1,250
Investment securities available for sale, at fair value	395,315	390,410
Loans receivable (net of allowance for loan losses of $9,366 and $9,056)	1,208,497	1,219,213
Regulatory stock, at cost	13,961	15,463
Premises and equipment, net	16,539	16,844
Bank-owned life insurance	37,112	36,593
Foreclosed real estate	3,315	2,659
Intangible assets, net	2,160	2,487
Goodwill	13,801	13,801
Deferred income taxes	12,171	11,885
Other assets	18,415	18,216
TOTAL ASSETS	$1,758,729	$1,772,479
LIABILITIES
Deposits	$1,238,375	$1,214,820
Short-term borrowings	120,951	129,460
Other borrowings	199,168	230,601
Advances by borrowers for taxes and insurance	9,115	4,956
Other liabilities	12,351	16,298
TOTAL LIABILITIES	1,579,960	1,596,135
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,574,829 and 11,393,558 outstanding at March 31, 2017 and September 30, 2016)	181	181
Additional paid in capital	180,729	181,900
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(8,947)	(9,174)
Retained earnings	89,299	87,638
Treasury stock, at cost; 6,558,266 and 6,739,537 shares outstanding at March 31, 2017 and September 30, 2016, respectively	(80,129)	(82,369)
Accumulated other comprehensive loss	(2,364)	(1,832)
TOTAL STOCKHOLDERS’ EQUITY	178,769	176,344
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,758,729	$1,772,479

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$11,799	$12,805	$24,050	$24,379
Investment securities:
Taxable	2,043	1,903	3,917	3,721
Exempt from federal income tax	303	255	612	499
Other investment income	234	196	450	375
Total interest income	14,379	15,159	29,029	28,974
INTEREST EXPENSE
Deposits	2,069	1,944	4,081	3,789
Short-term borrowings	296	115	547	209
Other borrowings	710	816	1,465	1,600
Total interest expense	3,075	2,875	6,093	5,598
NET INTEREST INCOME	11,304	12,284	22,936	23,376
Provision for loan losses	750	600	1,500	1,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,554	11,684	21,436	22,176
NONINTEREST INCOME
Service fees on deposit accounts	813	875	1,677	1,738
Services charges and fees on loans	273	297	627	577
Trust and investment fees	214	194	364	407
Gain on sale of investments	—	365	—	368
Earnings on Bank-owned life insurance	256	234	519	464
Insurance commissions	203	217	396	416
Other	25	95	58	124
Total noninterest income	1,784	2,277	3,641	4,094
NONINTEREST EXPENSE
Compensation and employee benefits	6,056	6,003	12,233	11,581
Occupancy and equipment	1,190	1,422	2,281	2,531
Professional fees	835	672	1,580	1,125
Data processing	931	1,079	1,865	1,998
Advertising	241	153	546	240
Federal Deposit Insurance Corporation (FDIC) premiums	213	322	400	600
(Gain) loss on foreclosed real estate	(5)	161	(101)	151
Merger related costs	—	—	—	245
Amortization of intangible assets	164	223	327	397
Other	879	1,071	1,775	2,024
Total noninterest expense	10,504	11,106	20,906	20,892
Income before income taxes	1,834	2,855	4,171	5,378
Income taxes	203	726	603	1,292
NET INCOME	$1,631	$2,129	$3,568	$4,086
Earnings per share
Basic	$0.15	$0.20	$0.34	$0.39
Diluted	$0.15	$0.20	$0.34	$0.39
Dividends per share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$1,631	$2,129	$3,568	$4,086
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	1,184	4,981	(9,048)	1,581
Tax effect	(403)	(1,694)	3,076	(538)
Reclassification of gains recognized in net income	—	(365)	—	(368)
Tax effect	—	124	—	125
Net of tax amount	781	3,046	(5,972)	800
Pension plan adjustment:
Pension plan curtailment	7,143	—	7,143	—
Tax effect	(2,429)	—	(2,429)	—
Reclassification adjustment related to actuarial losses	23	119	159	239
Tax effect	(10)	(40)	(56)	(81)
Net of tax amount	4,727	79	4,817	158
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivative included in net income	40	—	1,092	—
Tax effect	(15)	—	(473)	—
Reclassification adjustment for gains on derivatives included in net income	(5)	—	6	—
Tax effect	3	—	(2)	—
Net of tax amount	23	—	623	—
Total other comprehensive income (loss)	5,531	3,125	(532)	958
Comprehensive income	$7,162	$5,254	$3,036	$5,044

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except per share data)
Balance, September 30, 2016	11,393,558	$181	$181,900	$(9,174)	$87,638	$(82,369)	$(1,832)	$176,344
Net income					3,568			3,568
Other comprehensive loss							(532)	(532)
Cash dividends declared ($0.18 per share)					(1,907)			(1,907)
Stock based compensation			145					145
Allocation of ESOP stock			117	227				344
Allocation of treasury shares to incentive plan	23,971		(293)			293		—
Stock options exercised	157,300		(1,140)			1,947		807
Balance, March 31, 2017	11,574,829	$181	$180,729	$(8,947)	$89,299	$(80,129)	$(2,364)	$178,769

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	March 31,
	2017	2016
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,568	$4,086
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	1,200
Provision for depreciation and amortization	685	876
Amortization and accretion of discounts and premiums, net	2,216	1,750
Gain on sale of investment securities	—	(368)
Compensation expense on ESOP	344	303
Stock based compensation	145	79
Increase in accrued interest receivable	(160)	(477)
(Decrease) increase in accrued interest payable	(183)	146
Earnings on bank-owned life insurance	(519)	(464)
Deferred federal income taxes	170	166
Increase in accrued pension liability	297	590
(Loss) gain on foreclosed real estate, net	(101)	151
Amortization of identifiable intangible assets	327	397
Other, net	3,963	(222)
Net cash provided by operating activities	12,252	8,213
INVESTING ACTIVITIES
Certificates of deposit maturities	250	250
Investment securities available for sale:
Proceeds from sale of investment securities	—	29,022
Proceeds from principal repayments and maturities	33,192	47,903
Purchases	(48,049)	(50,016)
Decrease (increase) in loans receivable, net	5,792	(13,040)
Redemption of regulatory stock	11,413	6,940
Purchase of regulatory stock	(9,911)	(7,712)
Proceeds from sale of foreclosed real estate	1,557	739
Acquisition, net of cash acquired	—	(16,174)
Purchase of premises, equipment and software	(383)	(579)
Net cash used for investing activities	(6,139)	(2,667)
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	23,555	(38,921)
Net (decrease) increase in short-term borrowings	(8,509)	34,904
Proceeds from other borrowings	17,597	52,300
Repayment of other borrowings	(49,030)	(50,800)
Increase in advances by borrowers for taxes and insurance	4,159	4,241
Purchase of treasury stock shares	—	(276)
Exercising of stock options	807	—
Dividends on common stock	(1,907)	(1,869)
Net cash used for financing activities	(13,328)	(421)
(Decrease) increase in cash and cash equivalents	(7,215)	5,125
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,658	18,758
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,443	$23,883
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$6,276	$5,388
Income taxes	(389)	500

Noncash items:
Transfers from loans to foreclosed real estate	2,112	726
Pension plan curtailment	7,143	—
Unrealized holding (loss) gain	(9,048)	1,581
Acquisition of Eagle National Bank assets and liabilities
Noncash assets acquired:
Investment securities, available for sale	—	36,275
Loans receivable	—	123,380
Federal Home Loan Bank stock	—	889
Premises and equipment	—	945
Accrued interest receivable	—	185
Intangible assets	—	1,491
Goodwill	—	3,542
Deferred tax assets	—	715
Other assets	—	1,989
Liabilities assumed:
Certificates of deposit	—	32,408
Deposits other than certificates of deposit	—	119,865
Accrued interest payable	—	64
Other liabilities	—	900
Net noncash assets acquired	—	16,174
Cash acquired	—	8,481

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. On November 6, 2014, the Company converted its status from a savings and loan holding company to a bank holding company. In addition, the Bank converted from a Pennsylvania-chartered savings association to a Pennsylvania-chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Delaware, Chester, Montgomery, Lackawanna, and Luzerne Counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”). The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods  ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2017 and 2016.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,618,067)	(6,793,799)	(6,670,049)	(6,793,553)
Average unearned ESOP shares	(888,285)	(933,559)	(894,004)	(939,246)
Average unearned non-vested shares	(33,746)	(20,584)	(42,958)	(24,681)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,592,997	10,385,153	10,526,084	10,375,615
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	1,646	444	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	97,317	139,100	91,157	140,155
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,691,960	10,524,697	10,617,241	10,515,770

At March 31, 2017 there were 53,371 shares of nonvested stock outstanding at an average weighted price of $11.77 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2016 there were 48,498 shares of nonvested stock outstanding at an average weighted price of $12.90 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606. However, we do expect that the standard will result in new disclosure requirements which are currently being evaluated.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update is not expected to have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323).  The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update should be applied prospectively on or after the effective date.  This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20.  The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control.  There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized.  The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.  For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.  The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments.  There are also increased disclosure requirements for investments in master trusts.  The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For all other entities, the amendments in the Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$120,437	$244	$(1,591)	$119,090
Freddie Mac	95,669	73	(1,136)	94,606
Governmental National Mortgage Association	14,610	34	(218)	14,426
Total mortgage-backed securities	230,716	351	(2,945)	228,122
Obligations of states and political subdivisions	68,995	1,314	(974)	69,335
U.S. government agency securities	23,344	119	—	23,463
Corporate obligations	45,315	203	(738)	44,780
Other debt securities	29,980	122	(512)	29,590
Total debt securities	398,350	2,109	(5,169)	395,290
Equity securities - financial services	25	—	—	25
Total	$398,375	$2,109	$(5,169)	$395,315

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$115,535	$1,891	$(173)	$117,253
Freddie Mac	84,486	1,369	(85)	85,770
Governmental National Mortgage Association	16,091	76	(28)	16,139
Total mortgage-backed securities	216,112	3,336	(286)	219,162
Obligations of states and political subdivisions	71,323	2,432	(65)	73,690
U.S. government agency securities	25,669	272	—	25,941
Corporate obligations	38,331	599	(512)	38,418
Other debt securities	32,962	428	(216)	33,174
Total debt securities	384,397	7,067	(1,079)	390,385
Equity securities - financial services	25	—	—	25
Total	$384,422	$7,067	$(1,079)	$390,410

The amortized cost and fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$15,986	$16,013
Due after one year through five years	35,680	35,666
Due after five years through ten years	92,538	92,271
Due after ten years	254,146	251,340
Total	$398,350	$395,290

For the three and six months ended March 31, 2017, the Company realized no gross gains or gross losses on proceeds from the sale of investment securities. For the three months ended March 31, 2016, the Company realized gross gains of $365,000 and no gross losses on proceeds from the sale of investment securities of $17.4 million. For the six months ended March 31, 2016, the Company realized gross gains of $368,000 on proceeds from the sale of investment securities of $29.0 million. During the first quarter of fiscal 2016, the Company sold $16.2 million of investment securities which were acquired in the merger with Eagle National Bancorp, Inc (“ENB”). The Company realized no gain or loss from the sale of these securities.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2017
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	61	$76,418	$(1,192)	$11,033	$(399)	$87,451	$(1,591)
Freddie Mac	50	66,922	(909)	6,701	(227)	73,623	(1,136)
Governmental National Mortgage Association	9	7,292	(181)	2,373	(37)	9,665	(218)
Obligations of states and political subdivisions	29	34,982	(974)	—	—	34,982	(974)
Corporate obligations	23	18,850	(437)	6,198	(301)	25,048	(738)
Other debt securities	18	12,303	(338)	8,804	(174)	21,107	(512)
Total	190	$216,767	$(4,031)	$35,109	$(1,138)	$251,876	$(5,169)

	September 30, 2016
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$6,841	$(21)	$12,261	$(152)	$19,102	$(173)
Freddie Mac	11	7,457	(11)	6,375	(74)	13,832	(85)
Governmental National Mortgage Association	5	4,704	(16)	1,267	(12)	5,971	(28)
Obligations of states and political subdivisions	12	14,420	(65)	—	—	14,420	(65)
Corporate obligations	12	8,778	(172)	5,303	(340)	14,081	(512)
Other debt securities	13	6,582	(126)	6,914	(90)	13,496	(216)
Total	70	$48,782	$(411)	$32,120	$(668)	$80,902	$(1,079)

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

The Company reviews its position quarterly and has asserted that at March 31, 2017, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2017	September 30, 2016
Real estate loans:
Residential	$592,169	$596,645
Construction	3,928	1,733
Commercial	290,411	288,447
Commercial	34,125	39,978
Obligations of states and political subdivisions	61,746	56,923
Home equity loans and lines of credit	45,651	48,163
Auto Loans	186,697	193,078
Other	3,136	3,302
	1,217,863	1,228,269
Less allowance for loan losses	9,366	9,056
Net loans	$1,208,497	$1,219,213

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluates whether each acquired loan (regardless of size) is within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The Company acquired Eagle National Bank, Inc. (ENB) on December 4, 2015. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of all purchased loans acquired with deteriorated credit quality was $5.1 million at March 31, 2017.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the three and six month periods ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$453	$448
Reclassification, new additions and other	82	—
Accretion	(75)	(83)
Balance at end of period	$460	$365

	Six Months Ended March 31,
	2017	2016
Balance at beginning of period	$478	$258
Reclassification, new additions and other	118	240
Accretion	(136)	(133)
Balance at end of period	$460	$365

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2017	September 30, 2016
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$6,309	$6,893
Carrying amount	$5,098	$5,563

The following tables show the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
March 31, 2017
Real estate loans:
Residential	$592,169	$7,011	$—	$585,158
Construction	3,928	—	—	3,928
Commercial	290,411	10,542	4,453	275,416
Commercial	34,125	1,742	321	32,062
Obligations of states and political subdivisions	61,746	—	—	61,746
Home equity loans and lines of credit	45,651	216	324	45,111
Auto loans	186,697	780	—	185,917
Other	3,136	24	—	3,112
Total	$1,217,863	$20,315	$5,098	$1,192,450

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2016
Real estate loans:
Residential	$596,645	$8,721	$—	$587,924
Construction	1,733	—	—	1,733
Commercial	288,447	11,237	4,615	272,595
Commercial	39,978	1,698	411	37,869
Obligations of states and political sub divisions	56,923	—	—	56,923
Home equity loans and lines of credit	48,163	361	537	47,265
Auto loans	193,078	526	—	192,552
Other	3,302	22	—	3,280
Total	$1,228,269	$22,565	$5,563	$1,200,141

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2017
With no specific allowance recorded:
Real estate loans
Residential	$5,351	$7,155	$—
Construction	—	—	—
Commercial	10,422	11,569	—
Commercial	1,557	1,627	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	211	287	—
Auto loans	208	290	—
Other	24	29	—
Total	17,773	20,957	—
With an allowance recorded:
Real estate loans
Residential	1,660	1,990	128
Construction	—	—	—
Commercial	120	128	26
Commercial	185	199	125
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	5	5	5
Auto loans	572	575	201
Other	—	—	—
Total	2,542	2,897	485
Total:
Real estate loans
Residential	7,011	9,145	128
Construction	—	—	—
Commercial	10,542	11,697	26
Commercial	1,742	1,826	125
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	216	292	5
Auto loans	780	865	201
Other	24	29	—
Total Impaired Loans	$20,315	$23,854	$485

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2016
With no specific allowance recorded:
Real Estate Loans
Residential	$6,721	$9,016	$—
Construction	—	—	—
Commercial	10,939	12,928	—
Commercial	1,698	1,725	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	361	432	—
Auto Loans	253	365	—
Other	22	22	—
Total	19,994	24,488	—
With an allowance recorded:
Real Estate Loans
Residential	2,000	2,151	198
Construction	—	—	—
Commercial	298	303	36
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	273	273	113
Other	—	—	—
Total	2,571	2,727	347
Total:
Real Estate Loans
Residential	8,721	11,167	198
Construction	—	—	—
Commercial	11,237	13,231	36
Commercial	1,698	1,725	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	361	432	—
Auto Loans	526	638	113
Other	22	22	—
Total Impaired Loans	$22,565	$27,215	$347

The following tables represent the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended March 31,
	2017	2016	2017	2016
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$5,573	$7,296	$9	$22
Construction	—	—	—	—
Commercial	9,218	12,128	67	131
Commercial	1,637	1,919	29	37
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	202	594	—	—
Auto loans	102	228	—	—
Other	8	—	—	—
Total	16,740	22,165	105	190
With an allowance recorded:
Real estate loans
Residential	1,985	2,679	—	4
Construction	—	—	—	—
Commercial	341	1,490	—	—
Commercial	100	6	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	5	59	—	—
Auto loans	291	222	2	2
Other	—	1	—	—
Total	2,722	4,457	2	6
Total:
Real estate loans
Residential	7,558	9,975	9	26
Construction	—	—	—	—
Commercial	9,559	13,618	67	131
Commercial	1,737	1,925	29	37
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	207	653	—	—
Auto loans	393	450	2	2
Other	8	1	—	—
Total Impaired Loans	$19,462	$26,622	$107	$196

	For the Six Months Ended March 31,
	2017	2016	2017	2016
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$6,049	$8,040	$21	$48
Construction	—	—	—	—
Commercial	9,890	12,908	172	307
Commercial	1,665	1,350	62	52
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	260	672	—	2
Auto loans	119	255	—	2
Other	8	—	—	—
Total	17,991	23,225	255	411
With an allowance recorded:
Real estate loans
Residential	2,025	2,636	—	9
Construction	—	—	—	—
Commercial	345	974	—	—
Commercial	59	4	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	4	66	—	—
Auto loans	253	181	6	3
Other	—	—	—	—
Total	2,686	3,861	6	12
Total:
Real estate loans
Residential	8,074	10,676	21	57
Construction	—	—	—	—
Commercial	10,235	13,882	172	307
Commercial	1,724	1,354	62	52
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	264	738	—	2
Auto loans	372	436	6	5
Other	8	—	—	—
Total Impaired Loans	$20,677	$27,086	$261	$423

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at March 31, 2017 and September 30, 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
March 31, 2017
Commercial real estate loans	$266,868	$5,225	$18,318	$—	$290,411
Commercial	30,657	177	3,291	—	34,125
Obligations of states and political subdivisions	61,746	—	—	—	61,746
Total	$359,271	$5,402	$21,609	$—	$386,282

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2016
Commercial real estate loans	$260,088	$8,886	$19,473	$—	$288,447
Commercial	36,684	180	3,114	—	39,978
Obligations of states and political subdivisions	56,923	—	—	—	56,923
Total	$353,695	$9,066	$22,587	$—	$385,348

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2017 and September 30, 2016 (in thousands):

	Performing	Non- performing	Purchased Credit Impaired	Total
March 31, 2017
Real estate loans:
Residential	$584,544	$7,625	$—	$592,169
Construction	3,928	—	—	3,928
Home equity loans and lines of credit	45,053	274	324	45,651
Auto loans	185,907	790	—	186,697
Other	3,102	34	—	3,136
Total	$822,534	$8,723	$324	$831,581

	Performing	Non- performing	Purchased Impaired Credit	Total
September 30, 2016
Real estate loans:
Residential	$587,673	$8,972	$—	$596,645
Construction	1,733	—	—	1,733
Home equity loans and lines of credit	47,213	413	537	48,163
Auto loans	192,734	344	—	193,078
Other	3,271	31	—	3,302
Total	$832,624	$9,760	$537	$842,921

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2017 and September 30, 2016 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Purchased Credit Impaired	Total Loans
March 31, 2017
Real estate loans
Residential	$582,864	$1,081	$599	$—	$7,625	$9,305	$—	$592,169
Construction	3,928	—	—	—	—	—	—	3,928
Commercial	282,390	284	—	—	3,284	3,568	4,453	290,411
Commercial	32,994	80	—	—	730	810	321	34,125
Obligations of states and political subdivisions	61,746	—	—	—	—	—	—	61,746
Home equity loans and lines of credit	45,027	18	8	—	274	300	324	45,651
Auto loans	185,398	427	82	—	790	1,299	—	186,697
Other	3,054	48	—	—	34	82	—	3,136
Total	$1,197,401	$1,938	$689	$—	$12,737	$15,364	$5,098	$1,217,863

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Purchased Credit Impaired	Total Loans
September 30, 2016
Real estate loans
Residential	$585,517	$1,496	$660	$—	$8,972	$11,128	$—	$596,645
Construction	1,733	—	—	—	—	—	—	1,733
Commercial	279,019	1,093	191	—	3,529	4,813	4,615	288,447
Commercial	38,862	185	57	—	463	705	411	39,978
Obligations of states and political subdivisions	56,923	—	—	—	—	—	—	56,923
Home equity loans and lines of credit	47,026	40	147	—	413	600	537	48,163
Auto loans	191,785	717	232	—	344	1,293	—	193,078
Other	3,264	7	—	—	31	38	—	3,302
Total	$1,204,129	$3,538	$1,287	$—	$13,752	$18,577	$5,563	$1,228,269

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2017 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the FDIC and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, have periodically reviewed our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses (“ALL”). When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following tables summarize changes in the primary segments of the ALL for the three and six month periods ending March 31, 2017 and 2016 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at December 31, 2016	$4,450	$23	$795	$965	$234	$441	$2,062	$25	$347	$9,342
Charge-offs	(290)	—	(128)	(1)	—	(6)	(544)	—	—	(969)
Recoveries	5	—	—	—	—	2	232	4	—	243
Provision	(35)	7	371	(13)	10	8	158	(5)	249	750
ALL balance at March 31, 2017	$4,130	$30	$1,038	$951	$244	$445	$1,908	$24	$596	$9,366
ALL balance at December 31, 2015	$4,747	$14	$858	$705	$187	$389	$1,754	$27	$576	$9,257
Charge-offs	(308)	—	(9)	—	—	(29)	(234)	—	—	(580)
Recoveries	—	—	52	—	—	3	80	3	—	138
Provision	216	10	67	33	9	26	325	(5)	(81)	600
ALL balance at March 31, 2016	$4,655	$24	$968	$738	$196	$389	$1,925	$25	$495	$9,415

ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
Charge-offs	(366)	—	(218)	(20)	—	(6)	(1,061)	(4)	—	(1,675)
Recoveries	6	—	10	—	—	3	460	6	—	485
Provision	64	17	394	89	29	(7)	629	(3)	288	1,500
ALL balance at March 31, 2017	$4,130	$30	$1,038	$951	$244	$445	$1,908	$24	$596	$9,366
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
Charge-offs	(399)	—	(9)	(3)	—	(54)	(422)	—	—	(887)
Recoveries	3	—	52	1	—	4	117	6	—	183
Provision	(89)	17	254	47	7	(22)	660	(8)	334	1,200
ALL balance at March 31, 2016	$4,655	$24	$968	$738	$196	$389	$1,925	$25	$495	$9,415

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2017 and September 30, 2016 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$128	$—	$26	$125	$—	$5	$201	$—	$—	$485
Collectively evaluated for impairment	4,002	30	1,012	826	244	440	1,707	24	596	8,881
ALL Balance at March 31, 2017	$4,130	$30	$1,038	$951	$244	$445	$1,908	$24	$596	$9,366
Individually evaluated for impairment	$198	$—	$36	$—	$—	$—	$113	$—	$—	$347
Collectively evaluated for impairment	4,228	13	816	882	215	455	1,767	25	308	8,709
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056

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

The following is a summary of troubled debt restructuring granted during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$135	$135
Construction	—	—	—
Commercial	1	132	132
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	1	24	24
Total	3	$291	$291

For the Three Months Ended March 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$587	$587
Construction	—	—	—
Commercial	1	77	77
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	4	$664	$664

The following is a summary of troubled debt restructuring granted during the six months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$379	$379
Construction	—	—	—
Commercial	1	132	132
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	1	24	24
Total	5	$535	$535

For the Six Months Ended March 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	4	$668	$668
Construction	—	—	—
Commercial	1	77	77
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	5	$745	$745

Of the three new troubled debt restructurings granted for the three months ended March 31, 2017, one loan for $135,000 was granted terms concessions, one loan for $132,000 was granted terms and rate concessions, and one loan for $24,000 was granted interest rate concessions.

Of the four new troubled debt restructurings granted for the three months ended March 31, 2016, two loans totaling $572,000, were granted terms and rate concessions, one loan totaling $15,000 was granted term concessions and one loan totaling $77,000 was granted a rate concession.

Of the five new troubled debt restructurings granted for the six months ended March 31, 2017, one loan totaling $135,000 was granted terms concessions, one loan totaling $24,000 was granted interest rate concessions, and three loans totaling $376,000 were granted terms and rate concessions.

Of the five new troubled debt restructurings granted for the six months ended March 31, 2016,  two  loans totaling $572,000 were granted term and rate concessions, two loans totaling $96,000 were granted term concessions and one loan totaling $77,000 was granted a rate concession.

For the three months ended March 31, 2017 no loans defaulted on a restructuring agreement within one year of modification.

For the six months ended March 31, 2017, one loan totaling $107,000 defaulted on a restructuring agreement within one year of modification.

For the three and six months ended March 31, 2016, no loans defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in the Consolidated Balance Sheet. As of March 31, 2017 and September 30, 2016, included with other assets are $3.3 million and $2.7 million, of foreclosed assets, respectively. As of March 31, 2017, included within the foreclosed assets is $2.1 million of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2017, the Company has initiated formal foreclosure proceedings on $2.2 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2017	September 30, 2016
Non-interest bearing demand accounts	$150,762	$142,924
Interest bearing demand accounts	139,528	167,259
Money market accounts	255,502	249,947
Savings and club accounts	145,478	142,021
Certificates of deposit	547,105	512,669
Total	$1,238,375	$1,214,820

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and six month periods ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Service Cost	$69	$249	$378	$498
Interest Cost	208	245	443	490
Expected return on plan assets	(348)	(311)	(689)	(622)
Amortization of unrecognized loss	23	119	159	239
Net periodic benefit cost	$(48)	$302	$291	$605

The Company’s board of directors adopted resolutions to freeze the status of the Defined Benefit Plan (“the plan”) effective February 28, 2017. (“the freeze date”).  Accordingly, no additional participants will enter the plan after February 28, 2017; no additional years of service for benefit accrual purposes will be credited after the freeze date under the plan; and compensation earned by participants after the freeze date will not be taken into account under the plan.

As a result of the freeze, the Company’s projected benefit obligation decreased by $7.1 million and there was a tax effected $4.7 million increase to accumulated other comprehensive income in the quarter ended March 31, 2017.

9.	Equity Incentive Plan

The Company previously maintained the ESSA Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provided for a total of 2,377,326 shares of common stock for issuance upon the grant or exercise of awards. Of the shares that were available under the Plan, 1,698,090 were available to be issued in connection with the exercise of stock options and 679,236 were available to be issued as restricted stock. The Plan allowed for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted stock. Options granted under the plan were granted at no less than the fair value of the Company’s common stock on the date of the grant. As of the effective date of the 2016 Equity Incentive Plan (detailed below), no further grants will be made under the Plan and forfeitures of outstanding awards under the Plan will be added to the shares available under the 2016 Equity Incentive Plan.

The Company replaced the 2007 Equity Incentive Plan with the ESSA Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which was approved by shareholders on March 3, 2016. The 2016 Plan provides for a total of 250,000 shares of common stock for issuance upon the grant or exercise of awards. The 2016 Plan allows for the granting of restricted stock, restricted stock units, ISOs and NSOs.

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock on May 23, 2008. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013, 19,880 shares of restricted stock on July 22, 2014, 21,843 shares of restricted stock on May 20, 2015, 23,491 shares of restricted stock on March 4, 2016, 20,675 shares of restricted stock on December 13, 2016 and 3,296 shares of restricted stock on March 29, 2017. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2013 restricted stock shares vested over an 18 month service period. The 2014 restricted shares vest over a 39 month service period. The 2015 restricted shares vest over a 40 month service period. The March 4, 2016 restricted shares vest over a 43 month service period. The December 13, 2016 restricted shares vest over a 46 month service period. The March 29, 2017 restricted shares vest over 42 months for 1,296 shares and over 18 months for 2,000 shares. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.

For the six months ended March 31, 2017 and 2016, the Company recorded $145,000 and $79,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares issued in 2014, at March 31, 2017 is $32,000 over the remaining vesting period of 0.5 years. Expected future compensation expense relating to the restricted shares issued in 2015, at March 31, 2017 is $123,000 over the remaining vesting period of 1.5 years. Expected future compensation expense relating to the restricted shares issued in March 2016, at March 31, 2017 is $213,000 over the remaining vesting period of 2.5 years. Expected future compensation expense relating to the restricted shares issued in December 2016, at March 31, 2017 is $313,000 over the remaining vesting period of 3.5 years. Expected future compensation expense relating to the restricted shares (1,296) issued in March 2017, at March 31, 2017 is $19,000 over the remaining vesting period of 3.5 years. Expected future compensation expense relating to the restricted shares (2,000) issued in March 2017, at March 31, 2017 is $29,000 over the remaining vesting period of 1.5 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the six month period ended March 31, 2017.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2016	905,987	$12.35	1.67	$1,341
Granted	—	—	—	—
Exercised	488,491	12.35	1.17	—
Forfeited	—	—	—	—
Outstanding, March 31, 2017	417,496	$12.35	1.17	$932
Exercisable at March 31, 2017	417,496	$12.35	1.17	$932

The following is a summary of the status of the Company’s restricted stock as of March 31, 2017, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2016	31,896	$13.11
Granted	23,971	16.28
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2017	55,867	$14.50

10.	Fair Value Measurement

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

The following table presents information about the Company’s securities, derivatives, other real estate owned, impaired loans and mortgage servicing rights measured at fair value as of March 31, 2017 and September 30, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at March 31, 2017
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2016
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$228,122	$—	$228,122
Obligations of states and political subdivisions	—	69,335	—	69,335
U.S. government agencies	—	23,463	—	23,463
Corporate obligations	—	36,045	8,735	44,780
Other debt securities	—	29,590	—	29,590
Equity securities-financial services	25	—	—	25
Total debt and equity securities	$25	$386,555	$8,735	$395,315
Derivatives	$—	$1,397	$—	$1,397
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$3,315	$3,315
Impaired loans	$—	$—	$19,830	$19,830
Mortgage servicing rights	$—	$—	$321	$321

	Fair Value Measurement at September 30, 2016
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2016
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$219,162	$—	$219,162
Obligations of states and political subdivisions	—	73,690	—	73,690
U.S. government agencies	—	25,941	—	25,941
Corporate obligations	—	31,433	6,985	38,418
Other debt securities	—	32,674	500	33,174
Equity securities-financial services	25	—	—	25
Total debt and equity securities	$25	$382,900	$7,485	$390,410
Derivatives	$—	$453	$—	$453
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$2,659	$2,659
Impaired loans	$—	$—	$22,218	$22,218
Mortgage Servicing rights	$—	$—	$398	$398

The following tables present a summary of changes in the fair value of the Company’s Level III investments for the three and six month periods ended March 31, 2017 and 2016 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	March 31, 2017	March 31, 2016
Beginning balance	$8,238	$7,136
Purchases, sales, issuances, settlements, net	756	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income	(259)	(64)
Transfers in and/or out of Level III	—	—
	$8,735	$7,072

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six Months Ended
	March 31, 2017	March 31, 2016
Beginning balance	$7,485	$4,211
Purchases, sales, issuances, settlements, net	756	3,000
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income	494	(139)
Transfers in and/or out of Level III	—	—
	$8,735	$7,072

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, all of these are classified as available for sale and are reported at fair value using Level 3 inputs. Mortgage servicing rights are also valued by an independent pricing service. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2017, 177 impaired loans with a carrying value of $20.3 million were reduced by specific valuation allowance totaling $485,000 resulting in a net fair value of $19.8 million based on Level 3 inputs. At September 30, 2016, 205 impaired loans with a carrying value of $22.6 million were reduced by a specific valuation totaling $347,000 resulting in a net fair value of $22.2  million based on Level 3 inputs.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2017
Impaired loans	$19,830	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (23.4%)
Foreclosed real estate owned	3,315	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 50% (21.0%)
Mortgage servicing rights	321	Discounted cash flow	Discount rate	12% to 16% (12.5%)
			Prepayment speeds	9% to 35% (15.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2016:
Impaired loans	$22,218	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 60% (23.0%)
Foreclosed real estate owned	2,659	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (22.1%)
Mortgage servicing rights	398	Discounted cash flow	Discount rate	12% to 16% (12.0%)
			Prepayment speeds	2% to 33% (17.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below (in thousands).

	March 31, 2017
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$36,443	$36,443	$—	$—	$36,443
Certificates of deposit	1,000	—	—	1,010	1,010
Investment and mortgage backed securities available for sale	395,315	25	386,555	8,735	395,315
Loans receivable, net	1,208,497	—	—	1,203,706	1,203,706
Accrued interest receivable	5,929	5,929	—	—	5,929
Regulatory stock	13,961	13,961	—	—	13,961
Mortgage servicing rights	321	—	—	321	321
Derivatives	1,397	—	1,397	—	1,397
Bank owned life insurance	37,112	37,112	—	—	37,112
Financial liabilities:
Deposits	$1,238,375	$691,270	$—	$548,202	$1,239,472
Short-term borrowings	120,951	120,951	—	—	120,951
Other borrowings	199,168	—	—	199,219	199,219
Advances by borrowers for taxes and insurance	9,115	9,115	—	—	9,115
Accrued interest payable	863	863	—	—	863

	September 30, 2016
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,658	$43,658	$—	$—	$43,658
Certificates of deposit	1,250	—	—	1,269	1,269
Investment and mortgage backed securities available for sale	390,410	25	382,900	7,485	390,410
Loans receivable, net	1,219,213	—	—	1,237,759	1,237,759
Accrued interest receivable	5,769	5,769	—	—	5,769
Regulatory stock	15,463	15,463	—	—	15,463
Mortgage servicing rights	398	—	—	398	398
Derivatives	453	—	453	—	453
Bank owned life insurance	36,593	36,593	—	—	36,593
Financial liabilities:
Deposits	$1,214,820	$702,151	$—	$516,743	$1,218,894
Short-term borrowings	129,460	129,460	—	—	129,460
Other borrowings	230,601	—	—	231,911	231,911
Advances by borrowers for taxes and insurance	4,956	4,956	—	—	4,956
Accrued interest payable	1,046	1,046	—	—	1,046

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

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and six month periods ended March 31, 2017 and 2016 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at December 31, 2016	$(5,993)	$(2,801)	$899	$(7,895)
Other comprehensive income before reclassifications	4,714	781	25	5,520
Amounts reclassified from accumulated other comprehensive loss, net of tax	13	—	(2)	11
Period change	4,727	781	23	5,531
Balance at March 31, 2017	$(1,266)	$(2,020)	$922	$(2,364)
Balance at December 31, 2015	$(5,246)	$684	$—	$(4,562)
Other comprehensive income before reclassifications	—	3,287	—	3,287
Amounts reclassified from accumulated other comprehensive loss, net of tax	79	(241)	—	(162)
Period change	79	3,046	—	3,125
Balance at March 31, 2016	$(5,167)	$3,730	$—	$(1,437)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)
Other comprehensive income (loss) before reclassifications	4,714	(5,972)	619	(639)
Amounts reclassified from accumulated other comprehensive loss, net of tax	103	—	4	107
Period change	4,817	(5,972)	623	(532)
Balance at March 31, 2017	$(1,266)	$(2,020)	$922	$(2,364)
Balance at September 30, 2015	$(5,325)	$2,930	$—	$(2,395)
Other comprehensive income before reclassifications	—	1,043	—	1,043
Amounts reclassified from accumulated other comprehensive loss, net of tax	158	(243)	—	(85)
Period change	158	800	—	958
Balance at March 31, 2016	$(5,167)	$3,730	$—	$(1,437)

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six month periods ended March 31, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2017	2016
Securities available for sale:
Securities gains reclassified into earnings	$—	$365	Gain on sale of investments
Related income tax expense	—	(124)	Income taxes
Net effect on accumulated other comprehensive loss for the period	—	241
Defined benefit pension plan:
Amortization of net loss	(23)	(119)	Compensation and employee benefits
Related income tax expense	10	40	Income taxes
Net effect on accumulated other comprehensive loss for the period	(13)	(79)
Derivatives and hedging activities:
Interest expense, effective portion	5	—	Interest expense
Related income tax expense	(3)	—	Income taxes
Net effect on accumulated other comprehesive loss for the period	2	(79)
Total reclassification for the period	$(11)	$162

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss for the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2017	2016
Securities available for sale:
Securities gains reclassified into earnings	$—	$368	Gain on sale of investments
Related income tax expense	—	(125)	Income taxes
Net effect on accumulated other comprehensive loss for the period	—	243
Defined benefit pension plan:
Amortization of net loss	(159)	(239)	Compensation and employee benefits
Related income tax expense	56	81	Income taxes
Net effect on accumulated other comprehensive loss for the period	(103)	(158)
Derivative and hedging activities:
Interest expense, effective portion	(6)	—	Interest expense
Related income tax expense	2	—	Income taxes
Net effect on accumulated other comprehensive loss for the period	(4)	—
Total reclassification for the period	$(107)	$85

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2017 and September 30, 2016 (in thousands).

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of March 31, 2017		As of September 30, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$1,397	Other Assets	$453

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of March 31, 2017, the Company had three interest rate swaps with a notional principal amount of $50 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended March 31, 2017.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended March 31, 2017, the Company had $5,000 of reclassifications to interest income. During the six months ended March 31, 2017, the Company had $6,000 of reclassifications to interest expense. During the next twelve months, the Company estimates that $0 will be reclassified as a decrease in interest expense.

The tables below present the pre-tax net gains (losses) of the Company’s cash flow hedges for the three and six month periods ended March 31, 2017 and 2016, respectively, and where they were recorded in the Consolidated Statement of Income, (in thousands).

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months Ended March 31,
	2017	2016		2017	2016		2017	2016
Interest Rate Products	$40	$—	Interest expense	$5	$—	Other non-interest income	$—	$—
Ending balance of OCI
Total	$40	$—		$5	$—		$—	$—

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Six Months Ended March 31,
	2017	2016		2017	2016		2017	2016
Interest Rate Products	$1,092	$—	Interest expense	$(6)	$—	Other non-interest income	$—	$—
Ending balance of OCI
Total	$1,092	$—		$(6)	$—		$—	$—

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2017 the Company had no derivatives in a net liability position and was not required to post collateral  against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

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

Comparison of Financial Condition at March 31, 2017 and September 30, 2016

Total Assets. Total assets decreased by $13.8 million, or 0.8%, to $1.76 billion at March 31, 2017 from $1.77 billion at September 30, 2016.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $7.2 million, or 16.5%, to $36.4 million at March 31, 2017 from $43.7 million at September 30, 2016. Decreases in interest bearing deposits with other institutions of $1.9 million, and cash and due from banks of $5.3 million, were the reasons for the net decrease of $7.2 million.

Net Loans. Net loans decreased $10.7 million, or 0.88%, to $1.21 billion at March 31, 2017 from September 30, 2016. During this period, residential loans decreased $4.5 million to $592.2 million, construction loans increased $2.1 million to $3.9 million, commercial real estate loans increased $2.0 million to $290.4 million, commercial loans decreased $5.9 million to $34.1 million, obligations of states and political subdivisions increased $4.8 million to $61.7 million, home equity loans and lines of credit decreased $2.5 million to $45.7 million, auto loans decreased $6.4 million to $186.7 million, and other loans decreased $166,000 to $3.1 million.

Investment Securities Available for Sale. Investment securities available for sale increased $4.9 million, or 1.3%, to $395.3 million at March 31, 2017 from $390.4 million at September 30, 2016. The increase was due primarily to increases in mortgage backed securities of $9.0 million and corporate obligations of $6.4 million, offset in part by decreases in obligations of states and political subdivisions of $4.3 million, U.S. government agency securities of $2.5 million and other debt securities of $3.6 million. The Company did not sell any investment securities for the six months ended March 31, 2017.

Deposits. Deposits increased $23.6 million, or 1.9%, to $1.24 billion at March 31, 2017 from $1.21 billion at September 30, 2016. Increases in certificates of deposit of $34.4 million, money market accounts of $5.6 million and savings and club accounts of $3.5 million were offset, in part by decreases in noninterest and interest bearing demand accounts of $19.9 million. The increase in certificates of deposit, which increased to $547.1 million at March 31, 2017, included a decrease in brokered certificates of $883,000 to $199.5 million.

Borrowed Funds. Borrowed funds decreased by $39.9 million, or 11.1%, to $320.1 million at March 31, 2017, from $360.1 million at September 30, 2016. The decrease in borrowed funds was due to decreases in short term borrowings of $8.5 million and other borrowings of $31.4 million. All borrowings at March 31, 2017 represent advances from the Pittsburgh FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $2.4 million, or 1.4%, to $178.8 million at March 31, 2017 from $176.3 million at September 30, 2016. The increase in stockholders’ equity was primarily due to net income of $3.6 million offset, in part, by dividends paid of $1.9 million and a net comprehensive loss of $532,000.

Average Balance Sheets for the Three and Six months Ended March 31, 2017 and 2016

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,221,133	$11,799	3.92%	$1,239,569	$12,805	4.15%
Investment Securities
Taxable(2)	87,526	659	3.05%	84,770	531	2.52%
Exempt from federal income tax(2)(3)	50,581	303	3.69%	41,722	255	3.72%
Total investment securities	138,107	962	3.28%	126,492	786	2.92%
Mortgage-backed securities	252,692	1,384	2.22%	262,725	1,372	2.10%
Regulatory stock	15,414	182	4.81%	14,476	182	5.06%
Other	9,170	52	2.30%	4,161	14	1.35%
Total interest-earning assets	1,636,516	14,379	3.60%	1,647,423	15,159	3.73%
Allowance for loan losses	(9,369)			(9,294)
Noninterest-earning assets	134,929			119,854
Total assets	$1,762,076			$1,757,983
Interest-bearing liabilities:
Interest bearing demand accounts	$149,482	$50	0.14%	$99,463	$27	0.11%
Money market accounts	253,302	319	0.51%	209,861	160	0.31%
Savings and club accounts	138,782	18	0.05%	135,348	17	0.05%
Certificates of deposit	522,956	1,682	1.30%	634,198	1,740	1.10%
Borrowed funds	354,863	1,006	1.15%	332,888	931	1.12%
Total interest-bearing liabilities	1,419,385	3,075	0.88%	1,411,758	2,875	0.82%
Non-interest-bearing demand accounts	143,626			150,640
Non-interest-bearing liabilities	25,208			21,667
Total liabilities	1,588,219			1,584,065
Equity	173,857			173,918
Total liabilities and equity	$1,762,076			$1,757,983
Net interest income		$11,304			$12,284
Interest rate spread			2.72%			2.91%
Net interest-earning assets	$217,131			$235,665
Net interest margin(4)			2.80%			3.00%
Average interest-earning assets to average interest-bearing liabilities		115.30%			116.69%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Six Months Ended March 31, 2017
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,226,588	$24,050	3.93%	$1,191,957	$24,379	4.09%
Investment Securities
Taxable(2)	87,903	1,288	2.94%	85,633	1,028	2.40%
Exempt from federal income tax(2)(3)	51,780	612	3.59%	40,934	499	3.69%
Total investment securities	139,683	1,900	3.18%	126,567	1,527	2.82%
Mortgage-backed securities	251,116	2,629	2.10%	260,689	2,693	2.07%
Regulatory stock	15,567	373	4.81%	14,474	358	4.95%
Other	8,805	77	1.75%	3,895	17	0.87%
Total interest-earning assets	1,641,759	29,029	3.58%	1,597,582	28,974	3.66%
Allowance for loan losses	(9,259)			(9,137)
Noninterest-earning assets	132,794			115,650
Total assets	$1,765,294			$1,704,095
Interest-bearing liabilities:
Interest bearing demand accounts	$158,883	$113	0.14%	$100,470	$52	0.10%
Money market accounts	252,237	643	0.51%	193,318	262	0.27%
Savings and club accounts	137,719	35	0.05%	131,430	33	0.05%
Certificates of deposit	515,742	3,290	1.28%	621,862	3,442	1.11%
Borrowed funds	359,393	2,012	1.12%	332,762	1,809	1.09%
Total interest-bearing liabilities	1,423,974	6,093	0.86%	1,379,842	5,598	0.81%
Non-interest-bearing demand accounts	142,751			130,723
Non-interest-bearing liabilities	23,677			20,250
Total liabilities	1,590,402			1,530,815
Equity	174,892			173,280
Total liabilities and equity	$1,765,294			$1,704,095
Net interest income		$22,936			$23,376
Interest rate spread			2.72%			2.85%
Net interest-earning assets	$217,785			$217,740
Net interest margin			2.80%			2.93%
Average interest-earning assets to average interest-bearing liabilities		115.29%			115.78%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016

Net Income. Net income decreased $498,000, or 23.4%, to $1.6 million for the three months ended March 31, 2017 compared to the comparable period in 2016. The decrease was due primarily to decreases in net interest income and non-interest income partially offset by a decline in non-interest expense.

Net Interest Income. Net interest income decreased $980,000, or 8.0%, to $11.3 million for the three months ended March 31, 2017 from $12.3 million for the comparable period in 2016. The decrease was primarily attributable to a 19 basis point decrease in the Company’s interest rate spread to 2.72% for the three months ended March 31, 2017 from 2.91% for the comparable period in 2016.

Interest Income. Interest income decreased $780,000, or 5.2%, to $14.4 million for the three months ended March 31, 2017 from $15.2 million for the comparable 2016 period. The decrease resulted primarily from a decrease in the average yield on interest earning assets of 13 basis points to 3.60% from 3.73% in the comparable 2016 period and a decrease in the average balance of interest earning assets of $10.9 million. The average balance of loans decreased $18.4 million between the two periods. In addition, the average balance of investment securities increased $11.6 million, mortgage-backed securities decreased $10.0 million, regulatory stock increased $938,000 and other interest earning assets increased $5.0 million.

Interest Expense. Interest expense increased $200,000, or 7.0%, to $3.1 million for the three months ended March 31, 2017 from $2.9 million for the comparable 2016 period. The increase resulted from an increase in the average balance of total interest bearing liabilities of $7.6 million and an increase in the cost of interest bearing liabilities of six basis points. For the three months ended March 31, 2017 and 2016 the average cost of interest bearing liabilities was 0.88% and 0.82%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $750,000 for the three month period ended March 31, 2017 compared to $600,000 for the three month period ended March 31, 2016. The allowance for loan losses was $9.4 million, or 0.77% of loans outstanding, at March 31, 2017, compared to $9.1 million, or 0.74% of loans outstanding, at September 30, 2016.

Non-interest Income. Non-interest income decreased $493,000, or 21.7%, to $1.8 million for the three months ended March 31, 2017 from $2.3 million for the comparable period in 2016. A decrease in gain on sale of investments net of $365,000 was the primary reason for the decline.

Non-interest Expense. Non-interest expense decreased $602,000, or 5.4%, to $10.5 million for the three months ended March 31, 2017 from $11.1 million for the comparable period in 2016. The primary reasons for the decrease were decreases in occupancy and equipment of $232,000, data processing of $148,000, FDIC premiums of $109,000, gain on foreclosed real estate of $166,000, and other expense of $192,000 which were offset in part by increases in compensation and employee benefits of $53,000, professional fees of $163,000 and advertising expenses of $88,000. The decrease in non-interest expense was attributed primarily to the elimination of expenses related to the ENB merger in 2016.

Income Taxes. Income tax expense decreased $523,000 to $203,000 for the three months ended March 31, 2017 from $726,000 for the comparable 2016 period. The decrease was primarily a result of lower income before taxes and the adoption of ASU 2016-09, which resulted in recognition of all excess tax benefits for share-based payment awards to be recognized in income taxes.  Previously such tax benefits were recognized in additional paid in capital. The effective tax rate for the three months ended March 31, 2017 was 11.1%, compared to 25.4% for the 2016 period.

Comparison of Operating Results for the Six Months Ended March 31, 2017 and March 31, 2016

Net Income. Net income decreased $518,000, or 12.7%, to $3.6 million for the six months ended March 31, 2017 compared to the comparable period in 2016. The decrease was due primarily to decreases in net interest income and non-interest income, and an increase in the provision for loan losses.

Net Interest Income. Net interest income decreased $440,000, or 1.9%, to $22.9 million for the six months ended March 31, 2017 from $23.4 million for the comparable period in 2016. The decrease was primarily attributable to a 13 basis point decrease in the Company’s interest rate spread to 2.72% for the six months ended March 31, 2017 from 2.85% for the comparable period in 2016.

Interest Income. Interest income increased $55,000, or 0.2%, to $29.0 million for the six months ended March 31, 2017.  The increase resulted primarily from an increase in the average balance of interest earning assets of $44.2 million offset in part by a decline of eight basis points in the average yield on earning assets. The average yield on interest earning assets was 3.58% for the six months ended March 31, 2017, compared to 3.66% for the comparable 2016 period. The average balance of loans increased $34.7 million between the two periods. In addition, the average balance of investment securities increased $13.1 million, mortgage-backed securities decreased $9.6 million, regulatory stock increased $1.1 million and other interest earning assets increased $4.9 million.

Interest Expense. Interest expense increased $495,000, or 8.8%, to $6.1 million for the six months ended March 31, 2017 from $5.6 million for the comparable 2016 period. The increase resulted from an increase in the average balance of total interest bearing liabilities of $44.1 million and an increase in the cost of interest bearing liabilities of five basis points. For the six months ended March 31, 2017 and 2016 the average cost of interest bearing liabilities was 0.86% and 0.81%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.5 million for the six month period ended March 31, 2017 compared to $1.2 million for the six month period ended March 31, 2016. The allowance for loan losses was $9.4 million, or 0.77% of loans outstanding, at March 31, 2017, compared to $9.1 million, or 0.74% of loans outstanding at September 30, 2016.

Non-interest Income. Non-interest income decreased $453,000, or 11.1%, to $3.6 million for the six months ended March 31, 2017 from $4.1 million for the comparable period in 2016. A decrease in gain on sale of investments net of $368,000 was the primary reason for the decline.

Non-interest Expense. Non-interest expense was essentially unchanged increasing $14,000, or 0.1%, to $20.9 million for the six months ended March 31, 2017 compared to the comparable period in 2016. Increases in compensation and employee benefits of $652,000, professional fees of $455,000, and advertising of $306,000 were offset in part by declines in occupancy and equipment of $250,000, data processing of $133,000, foreclosed real estate of $252,000, merger related costs of $245,000, FDIC premiums of $200,000, and amortization of intangible assets of $70,000.

Income Taxes. Income tax expense decreased $689,000 to $603,000 for the six months ended March 31, 2017 from $1.3 million  for the comparable 2016 period. The decrease was primarily a result of lower income before taxes and the adoption of ASU 2016-09, which resulted in recognition of all excess tax benefits for share-based payment awards to be recognized in income taxes.  Previously such tax benefits were recognized in additional paid in capital. The effective tax rate for the six months ended March 31, 2017 was 14.5%, compared to 24.0% for the 2016 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	March 31, 2017	September 30, 2016
Non-performing assets:
Non-accruing loans	$12,737	$13,752
Non-accruing purchased credit impaired loans	5,098	5,563
Total non-performing loans	17,835	19,315
Foreclosed real estate	3,315	2,659
Other repossessed assets	9	9
Total non-performing assets	$21,159	$21,983
Ratio of non-performing loans to total loans	1.46%	1.57%
Ratio of non-performing loans to total assets	1.01%	1.09%
Ratio of non-performing assets to total assets	1.20%	1.24%
Ratio of allowance for loan losses to total loans	0.77%	0.74%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $824,000 to $21.2 million at March 31, 2017 from $22.0 million at September 30, 2016. Non-performing loans decreased $1.5 million to $17.8 million at March 31, 2017 from $19.3 million at September 30, 2016. The number of nonperforming residential loans was 83 at March 31, 2017 compared to 92 at September 30, 2016. The $17.8 million of non-accruing loans at March 31, 2017 included 83 residential loans with an aggregate outstanding balance of $7.6 million, 51 commercial and commercial real estate loans with aggregate outstanding balances of $8.8 million and 84 consumer loans with aggregate balances of $1.4 million. Within the residential loan balance are $4.2 million of loans less than 90 days past due. In the quarter ended March 31, 2017, the Company identified 40 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $656,000 to $3.3 million at March 31, 2017 from $2.7 million at September 30, 2016. Foreclosed real estate consists of 22 residential properties, two building lots and seven commercial properties.

At March 31, 2017, the principal balance of troubled debt restructures was $6.1 million as compared to $7.8 million at September 30, 2016. Of the $6.1 million of troubled debt restructures at March 31, 2017, $336,000 are performing loans and $5.8 million are non-accrual loans.

Of the 44 loans that comprise our troubled debt restructures at March 31, 2017, no loans were granted a rate concession at a below market interest rate. Twenty loans with balances totaling $2.5 million were granted market rate and terms concessions, five loans totaling $157,000 were granted an interest rate concession and 19 loans with balances totaling $3.5 million were granted term concessions.

As of March 31, 2017, troubled debt restructures were comprised of 35 residential loans totaling $3.7 million, six commercial and commercial real estate loans totaling $2.3 million, and three consumer (home equity loans, home equity lines and credit, indirect auto and other) loans totaling $95,000.

For the three month period ended March 31, 2017, 13 loans totaling $1.4 million were removed from non-performing TDR status due to completion of one year of consecutive timely payments, two loans totaling $30,000 were removed from non-performing TDR status due to payoff, and two loans totaling $198,000 were removed due to foreclosure.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended March 31, 2017, we modified four loans totaling $926,000 in this fashion. For the six months ended March 31, 2017, we modified 11 loans totaling $1.4 million. With regard to commercial loans, including commercial real estate loans, there were no loans modified for the three months ended March 31, 2017. For the six months ended March 31, 2017, we modified two loans totaling $706,000 in this fashion.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet both our short-term and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, prepayment and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLB advances and other borrowing sources. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2017, $36.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $16.0 million at March 31, 2017. As of March 31, 2017, we had $320.1 million in borrowings outstanding from FHLB . We have access to total FHLB advances of up to approximately $597.2 million.

At March 31, 2017, we had $132.4 million in loan commitments outstanding, which included, in part, $36.1 million in undisbursed construction loans and land development loans, $35.7 million in unused home equity lines of credit, $48.9 million in commercial lines of credit and commitments to originate commercial loans, $2.4 million in performance standby letters of credit and $9.4 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2017 totaled $267.7 million, or 48.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $12.3 million and $8.2 million for the six months ended March 31, 2017 and 2016, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was ($6.1) million and ($2.7) million for the six months ended March 31, 2017 and 2016, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash used for of ($13.3) million and ($421,000) for the six months ended March 31, 2017 and 2016, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2017 or 2016.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2017 and 2016.

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

Contractual Obligations

During the first six months of fiscal 2017, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2016.

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

ESSA BANCORP, INC.

Date: May 10, 2017	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 10, 2017	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer