Form 10-Q
period 2017-06-30
ESSA Bancorp, Inc.
filed 2017-08-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2017

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

As of August 7, 2017 there were 11,595,744 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	September 30,
	2017	2016
	(dollars in thousands)
Cash and due from banks	$27,023	$31,815
Interest-bearing deposits with other institutions	6,536	11,843
Total cash and cash equivalents	33,559	43,658
Certificates of deposit	1,000	1,250
Investment securities available for sale, at fair value	387,608	390,410
Loans receivable (net of allowance for loan losses of $9,221 and $9,056)	1,224,206	1,219,213
Regulatory stock, at cost	15,120	15,463
Premises and equipment, net	16,353	16,844
Bank-owned life insurance	37,368	36,593
Foreclosed real estate	2,859	2,659
Intangible assets, net	2,002	2,487
Goodwill	13,801	13,801
Deferred income taxes	11,231	11,885
Other assets	18,690	18,216
TOTAL ASSETS	$1,763,797	$1,772,479
LIABILITIES
Deposits	$1,216,462	$1,214,820
Short-term borrowings	145,665	129,460
Other borrowings	198,168	230,601
Advances by borrowers for taxes and insurance	12,213	4,956
Other liabilities	10,738	16,298
TOTAL LIABILITIES	1,583,246	1,596,135
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,592,699 and 11,393,558 outstanding at June 30, 2017 and September 30, 2016)	181	181
Additional paid in capital	180,772	181,900
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(8,834)	(9,174)
Retained earnings	90,100	87,638
Treasury stock, at cost; 6,540,396 and 6,739,537 shares outstanding at June 30, 2017 and September 30, 2016, respectively	(79,910)	(82,369)
Accumulated other comprehensive loss	(1,758)	(1,832)
TOTAL STOCKHOLDERS’ EQUITY	180,551	176,344
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,763,797	$1,772,479

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$11,819	$12,377	$35,869	$36,756
Investment securities:
Taxable	2,073	1,863	5,990	5,584
Exempt from federal income tax	295	277	907	776
Other investment income	221	206	671	581
Total interest income	14,408	14,723	43,437	43,697
INTEREST EXPENSE
Deposits	2,186	1,903	6,267	5,692
Short-term borrowings	376	175	923	384
Other borrowings	686	786	2,151	2,386
Total interest expense	3,248	2,864	9,341	8,462
NET INTEREST INCOME	11,160	11,859	34,096	35,235
Provision for loan losses	750	600	2,250	1,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,410	11,259	31,846	33,435
NONINTEREST INCOME
Service fees on deposit accounts	876	919	2,553	2,657
Services charges and fees on loans	285	272	912	849
Trust and investment fees	183	196	547	603
Gain on sale of investments	295	413	295	781
Earnings on Bank-owned life insurance	256	229	775	693
Insurance commissions	181	221	577	637
Other	44	46	102	170
Total noninterest income	2,120	2,296	5,761	6,390
NONINTEREST EXPENSE
Compensation and employee benefits	6,096	5,930	18,329	17,511
Occupancy and equipment	1,106	1,340	3,387	3,871
Professional fees	570	588	2,150	1,713
Data processing	908	998	2,773	2,996
Advertising	254	297	800	537
Federal Deposit Insurance Corporation (FDIC) premiums	245	312	645	912
(Gain) loss on foreclosed real estate	(19)	(77)	(120)	74
Merger related costs	—	—	—	245
Amortization of intangible assets	158	191	485	588
Other	1,002	1,072	2,777	3,096
Total noninterest expense	10,320	10,651	31,226	31,543
Income before income taxes	2,210	2,904	6,381	8,282
Income taxes	448	792	1,051	2,084
NET INCOME	$1,762	$2,112	$5,330	$6,198
Earnings per share
Basic	$0.16	$0.20	$0.50	$0.60
Diluted	$0.16	$0.20	$0.50	$0.59
Dividends per share	$0.09	$0.09	$0.27	$0.27

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$1,762	$2,112	$5,330	$6,198
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain (loss)	1,423	2,360	(7,625)	3,942
Tax effect	(483)	(802)	2,593	(1,341)
Reclassification of gains recognized in net income	(295)	(413)	(295)	(781)
Tax effect	100	141	100	266
Net of tax amount	745	1,286	(5,227)	2,086
Pension plan adjustment:
Pension plan curtailment	—	—	7,143	—
Tax effect	—	—	(2,429)	—
Reclassification adjustment related to actuarial losses	23	119	182	358
Tax effect	(11)	(41)	(67)	(122)
Net of tax amount	12	78	4,829	236
Derivative and hedging activities adjustments:
Changes in unrealized holding gain (loss) on derivative included in net income	(231)	—	873	—
Tax effect	78	—	(399)	—
Reclassification adjustment for gains on derivatives included in net income	3	—	(3)	—
Tax effect	(1)	—	1	—
Net of tax amount	(151)	—	472	—
Total other comprehensive income	606	1,364	74	2,322
Comprehensive income	$2,368	$3,476	$5,404	$8,520

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except per share data)
Balance, September 30, 2016	11,393,558	$181	$181,900	$(9,174)	$87,638	$(82,369)	$(1,832)	$176,344
Net income					5,330			5,330
Other comprehensive income							74	74
Cash dividends declared ($0.27 per share)					(2,868)			(2,868)
Stock based compensation			231					231
Allocation of ESOP stock			176	340				516
Allocation of treasury shares to incentive plan	23,971		(279)			293		14
Stock options exercised	175,170		(1,256)			2,166		910
Balance, June 30, 2017	11,592,699	$181	$180,772	$(8,834)	$90,100	$(79,910)	$(1,758)	$180,551

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	June 30,
	2017	2016
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$5,330	$6,198
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,250	1,800
Provision for depreciation and amortization	997	1,314
Amortization and accretion of discounts and premiums, net	3,387	2,851
Gain on sale of investment securities	(295)	(781)
Compensation expense on ESOP	516	455
Stock based compensation	245	141
Increase in accrued interest receivable	(70)	(518)
Increase in accrued interest payable	143	218
Earnings on bank-owned life insurance	(775)	(693)
Deferred federal income taxes	(454)	(687)
Increase (decrease) in accrued pension liability	259	(105)
(Loss) gain on foreclosed real estate, net	(120)	74
Amortization of identifiable intangible assets	485	588
Other, net	2,682	2,945
Net cash provided by operating activities	14,580	13,800
INVESTING ACTIVITIES
Certificates of deposit maturities	250	250
Investment securities available for sale:
Proceeds from sale of investment securities	17,378	45,739
Proceeds from principal repayments and maturities	44,356	61,662
Purchases	(67,932)	(82,454)
Increase in loans receivable, net	(11,555)	(12,692)
Redemption of regulatory stock	16,409	11,867
Purchase of regulatory stock	(16,066)	(13,958)
Proceeds from sale of foreclosed real estate	2,221	1,375
Acquisition, net of cash acquired	—	(16,174)
Purchase of premises, equipment and software	(453)	(766)
Net cash used for investing activities	(15,392)	(5,151)
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	1,642	(79,687)
Net increase in short-term borrowings	16,205	61,823
Proceeds from other borrowings	43,057	92,300
Repayment of other borrowings	(75,490)	(80,800)
Increase in advances by borrowers for taxes and insurance	7,257	7,881
Purchase of treasury stock shares	—	(138)
Exercising of stock options	910	—
Dividends on common stock	(2,868)	(2,808)
Net cash used for financing activities	(9,287)	(1,429)
(Decrease) increase in cash and cash equivalents	(10,099)	7,220
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,658	18,758
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,559	$25,978
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$9,198	$8,180
Income taxes	(389)	600

Noncash items:
Transfers from loans to foreclosed real estate	2,301	1,213
Pension plan curtailment	7,143	—
Unrealized holding (loss) gain	(7,920)	3,161
Acquisition of Eagle National Bank assets and liabilities
Noncash assets acquired:
Investment securities, available for sale	—	36,275
Loans receivable	—	123,380
Federal Home Loan Bank stock	—	889
Premises and equipment	—	945
Accrued interest receivable	—	185
Intangible assets	—	1,491
Goodwill	—	3,542
Deferred tax assets	—	715
Other assets	—	1,989
Liabilities assumed:
Certificates of deposit	—	32,408
Deposits other than certificates of deposit	—	119,865
Accrued interest payable	—	64
Other liabilities	—	900
Net noncash assets acquired	—	16,174
Cash acquired	—	8,481

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,547,695)	(6,753,180)	(6,629,264)	(6,780,144)
Average unearned ESOP shares	(876,964)	(922,238)	(888,324)	(933,598)
Average unearned non-vested shares	(29,580)	(31,373)	(43,801)	(36,174)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,678,856	10,426,304	10,571,706	10,383,179
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	332	297	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	63,820	126,538	68,519	125,297
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,743,008	10,553,139	10,640,225	10,508,476

At June 30, 2017 there were 50,310 shares of nonvested stock outstanding at an average weighted price of $14.38 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At June 30, 2016 there were 43,692 shares of nonvested stock outstanding at an average weighted price of $12.93 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a one percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.  This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$120,165	$142	$(1,413)	$118,894
Freddie Mac	96,592	138	(938)	95,792
Governmental National Mortgage Association	13,433	30	(189)	13,274
Total mortgage-backed securities	230,190	310	(2,540)	227,960
Obligations of states and political subdivisions	67,990	1,570	(581)	68,979
U.S. government agency securities	20,918	77	(6)	20,989
Corporate obligations	45,167	221	(634)	44,754
Other debt securities	25,250	57	(406)	24,901
Total debt securities	389,515	2,235	(4,167)	387,583
Equity securities - financial services	25	—	—	25
Total	$389,540	$2,235	$(4,167)	$387,608

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$115,535	$1,891	$(173)	$117,253
Freddie Mac	84,486	1,369	(85)	85,770
Governmental National Mortgage Association	16,091	76	(28)	16,139
Total mortgage-backed securities	216,112	3,336	(286)	219,162
Obligations of states and political subdivisions	71,323	2,432	(65)	73,690
U.S. government agency securities	25,669	272	—	25,941
Corporate obligations	38,331	599	(512)	38,418
Other debt securities	32,962	428	(216)	33,174
Total debt securities	384,397	7,067	(1,079)	390,385
Equity securities - financial services	25	—	—	25
Total	$384,422	$7,067	$(1,079)	$390,410

The amortized cost and fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$16,479	$16,482
Due after one year through five years	34,410	34,501
Due after five years through ten years	87,054	87,206
Due after ten years	251,572	249,394
Total	$389,515	$387,583

For the three and nine months ended June 30, 2017, the Company realized gross gains of $299,000 and gross losses of $4,000 on proceeds from the sale of investment securities of $17.4 million. For the three months ended June 30, 2016, the Company realized gross gains of $413,000 and no gross losses on proceeds from the sale of investment securities of $16.7 million. For the nine months ended June 30, 2016, the Company realized gross gains of $781,000 on proceeds from the sale of investment securities of $45.7 million. During the first quarter of fiscal 2016, the Company sold $16.2 million of investment securities which were acquired in the merger with Eagle National Bancorp, Inc (“ENB”). The Company realized no gain or loss from the sale of these securities.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2017
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	59	$75,369	$(984)	$12,175	$(429)	$87,544	$(1,413)
Freddie Mac	42	53,831	(664)	8,775	(274)	62,606	(938)
Governmental National Mortgage Association	9	6,169	(156)	3,079	(33)	9,248	(189)
Obligations of states and political subdivisions	24	26,357	(518)	1,506	(63)	27,863	(581)
U.S. government agency securities	4	10,992	(6)	—	—	10,992	(6)
Corporate obligations	24	19,688	(381)	6,227	(253)	25,915	(634)
Other debt securities	19	12,782	(287)	8,637	(119)	21,419	(406)
Total	181	$205,188	$(2,996)	$40,399	$(1,171)	$245,587	$(4,167)

	September 30, 2016
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$6,841	$(21)	$12,261	$(152)	$19,102	$(173)
Freddie Mac	11	7,457	(11)	6,375	(74)	13,832	(85)
Governmental National Mortgage Association	5	4,704	(16)	1,267	(12)	5,971	(28)
Obligations of states and political subdivisions	12	14,420	(65)	—	—	14,420	(65)
Corporate obligations	12	8,778	(172)	5,303	(340)	14,081	(512)
Other debt securities	13	6,582	(126)	6,914	(90)	13,496	(216)
Total	70	$48,782	$(411)	$32,120	$(668)	$80,902	$(1,079)

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

The Company reviews its position quarterly and has asserted that at June 30, 2017, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Real estate loans:
Residential	$586,871	$596,645
Construction	4,404	1,733
Commercial	308,679	288,447
Commercial	40,713	39,978
Obligations of states and political subdivisions	58,264	56,923
Home equity loans and lines of credit	46,704	48,163
Auto Loans	184,688	193,078
Other	3,104	3,302
	1,233,427	1,228,269
Less allowance for loan losses	9,221	9,056
Net loans	$1,224,206	$1,219,213

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluates whether each acquired loan (regardless of size) is within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The Company acquired ENB on December 4, 2015. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of all purchased loans acquired with deteriorated credit quality was $4.9 million at June 30, 2017.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the three and nine month periods ended June 30, 2017 and June 30, 2016 (in thousands):

	For the Three Months Ended June 30,
	2017	2016
Balance at beginning of period	$460	$365
Reclassification, new additions and other	33	153
Accretion	(32)	(66)
Balance at end of period	$461	$452

	For the Nine Months Ended June 30,
	2017	2016
Balance at beginning of period	$478	$258
Reclassification, new additions and other	151	240
Accretion	(168)	(46)
Balance at end of period	$461	$452

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2017	September 30, 2016
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$6,083	$6,893
Carrying amount	$4,911	$5,563

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
June 30, 2017
Real estate loans:
Residential	$586,871	$6,683	$—	$580,188
Construction	4,404	—	—	4,404
Commercial	308,679	7,633	4,264	296,782
Commercial	40,713	1,501	318	38,894
Obligations of states and political subdivisions	58,264	—	—	58,264
Home equity loans and lines of credit	46,704	216	329	46,159
Auto loans	184,688	523	—	184,165
Other	3,104	23	—	3,081
Total	$1,233,427	$16,579	$4,911	$1,211,937

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2016
Real estate loans:
Residential	$596,645	$8,721	$—	$587,924
Construction	1,733	—	—	1,733
Commercial	288,447	11,237	4,615	272,595
Commercial	39,978	1,698	411	37,869
Obligations of states and political sub divisions	56,923	—	—	56,923
Home equity loans and lines of credit	48,163	361	537	47,265
Auto loans	193,078	526	—	192,552
Other	3,302	22	—	3,280
Total	$1,228,269	$22,565	$5,563	$1,200,141

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2017
With no specific allowance recorded:
Real estate loans
Residential	$4,796	$6,344	$—
Construction	—	—	—
Commercial	6,963	9,650	—
Commercial	1,501	1,673	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	212	290	—
Auto loans	434	443	—
Other	23	29	—
Total	13,929	18,429	—
With an allowance recorded:
Real estate loans
Residential	1,887	2,179	197
Construction	—	—	—
Commercial	670	688	147
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	4	4	4
Auto loans	89	218	179
Other	—	—	—
Total	2,650	3,089	527
Total:
Real estate loans
Residential	6,683	8,523	197
Construction	—	—	—
Commercial	7,633	10,338	147
Commercial	1,501	1,673	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	216	294	4
Auto loans	523	661	179
Other	23	29	—
Total Impaired Loans	$16,579	$21,518	$527

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2016
With no specific allowance recorded:
Real Estate Loans
Residential	$6,721	$9,016	$—
Construction	—	—	—
Commercial	10,939	12,928	—
Commercial	1,698	1,725	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	361	432	—
Auto Loans	253	365	—
Other	22	22	—
Total	19,994	24,488	—
With an allowance recorded:
Real Estate Loans
Residential	2,000	2,151	198
Construction	—	—	—
Commercial	298	303	36
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	273	273	113
Other	—	—	—
Total	2,571	2,727	347
Total:
Real Estate Loans
Residential	8,721	11,167	198
Construction	—	—	—
Commercial	11,237	13,231	36
Commercial	1,698	1,725	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	361	432	—
Auto Loans	526	638	113
Other	22	22	—
Total Impaired Loans	$22,565	$27,215	$347

The following tables represent the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended June 30,
	2017	2016	2017	2016
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$4,800	$7,365	$9	$17
Construction	—	—	—	—
Commercial	8,502	11,590	61	117
Commercial	1,584	1,839	30	37
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	208	502	—	—
Auto loans	144	241	—	—
Other	8	13	—	—
Total	15,246	21,550	100	171
With an allowance recorded:
Real estate loans
Residential	1,384	2,214	—	3
Construction	—	—	—	—
Commercial	302	1,565	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	4	98	—	—
Auto loans	298	291	1	5
Other	—	—	—	—
Total	1,988	4,168	1	8
Total:
Real estate loans
Residential	6,184	9,579	9	20
Construction	—	—	—	—
Commercial	8,804	13,155	61	117
Commercial	1,584	1,839	30	37
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	212	600	—	—
Auto loans	442	532	1	5
Other	8	13	—	—
Total Impaired Loans	$17,234	$25,718	$101	$179

	For the Nine Months Ended June 30,
	2017	2016	2017	2016
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$5,633	$7,815	$30	$65
Construction	—	—	—	—
Commercial	9,428	12,469	233	424
Commercial	1,638	1,513	92	89
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	243	615	—	2
Auto loans	127	250	—	2
Other	8	5	—	—
Total	17,077	22,667	355	582
With an allowance recorded:
Real estate loans
Residential	1,811	2,495	—	12
Construction	—	—	—	—
Commercial	330	1,171	—	—
Commercial	40	3	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	4	77	—	—
Auto loans	268	217	7	8
Other	—	—	—	—
Total	2,453	3,963	7	20
Total:
Real estate loans
Residential	7,444	10,310	30	77
Construction	—	—	—	—
Commercial	9,758	13,640	233	424
Commercial	1,678	1,516	92	89
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	247	692	—	2
Auto loans	395	467	7	10
Other	8	5	—	—
Total Impaired Loans	$19,530	$26,630	$362	$602

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at June 30, 2017 and September 30, 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
June 30, 2017
Commercial real estate loans	$290,187	$4,479	$14,013	$—	$308,679
Commercial	37,598	164	2,951	—	40,713
Obligations of states and political subdivisions	58,264	—	—	—	58,264
Total	$386,049	$4,643	$16,964	$—	$407,656

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2016
Commercial real estate loans	$260,088	$8,886	$19,473	$—	$288,447
Commercial	36,684	180	3,114	—	39,978
Obligations of states and political subdivisions	56,923	—	—	—	56,923
Total	$353,695	$9,066	$22,587	$—	$385,348

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2017 and September 30, 2016 (in thousands):

	Performing	Non- performing	Purchased Credit Impaired	Total
June 30, 2017
Real estate loans:
Residential	$579,567	$7,304	$—	$586,871
Construction	4,404	—	—	4,404
Home equity loans and lines of credit	46,101	274	329	46,704
Auto loans	184,020	668	—	184,688
Other	3,064	40	—	3,104
Total	$817,156	$8,286	$329	$825,771

	Performing	Non-performing	Purchased Impaired Credit	Total
September 30, 2016
Real estate loans:
Residential	$587,673	$8,972	$—	$596,645
Construction	1,733	—	—	1,733
Home equity loans and lines of credit	47,213	413	537	48,163
Auto loans	192,734	344	—	193,078
Other	3,271	31	—	3,302
Total	$832,624	$9,760	$537	$842,921

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2017 and September 30, 2016 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Purchased Credit Impaired	Total Loans
June 30, 2017
Real estate loans
Residential	$576,780	$2,091	$696	$—	$7,304	$10,091	$—	$586,871
Construction	4,404	—	—	—	—	—	—	4,404
Commercial	300,069	157	—	—	4,189	4,346	4,264	308,679
Commercial	39,820	19	—	—	556	575	318	40,713
Obligations of states and political subdivisions	58,264	—	—	—	—	—	—	58,264
Home equity loans and lines of credit	45,812	289	—	—	274	563	329	46,704
Auto loans	183,290	700	30	—	668	1,398	—	184,688
Other	2,780	284	—	—	40	324	—	3,104
Total	$1,211,219	$3,540	$726	$—	$13,031	$17,297	$4,911	$1,233,427

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Purchased Credit Impaired	Total Loans
September 30, 2016
Real estate loans
Residential	$585,517	$1,496	$660	$—	$8,972	$11,128	$—	$596,645
Construction	1,733	—	—	—	—	—	—	1,733
Commercial	279,019	1,093	191	—	3,529	4,813	4,615	288,447
Commercial	38,862	185	57	—	463	705	411	39,978
Obligations of states and political subdivisions	56,923	—	—	—	—	—	—	56,923
Home equity loans and lines of credit	47,026	40	147	—	413	600	537	48,163
Auto loans	191,785	717	232	—	344	1,293	—	193,078
Other	3,264	7	—	—	31	38	—	3,302
Total	$1,204,129	$3,538	$1,287	$—	$13,752	$18,577	$5,563	$1,228,269

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2017 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and nine month periods ending June 30, 2017 and 2016 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at March 31, 2017	$4,130	$30	$1,038	$951	$244	$445	$1,908	$24	$596	$9,366
Charge-offs	(23)	—	(649)	—	—	—	(460)	—	—	(1,132)
Recoveries	11	—	9	1	—	2	213	1	—	237
Provision	88	3	968	34	2	47	205	(2)	(595)	750
ALL balance at June 30, 2017	$4,206	$33	$1,366	$986	$246	$494	$1,866	$23	$1	$9,221
ALL balance at March 31, 2016	$4,655	$24	$968	$738	$196	$389	$1,925	$25	$495	$9,415
Charge-offs	(259)	—	(61)	(5)	—	(11)	(369)	—	—	(705)
Recoveries	34	—	—	5	—	2	37	2	—	80
Provision	57	2	(2)	96	5	29	494	(2)	(79)	600
ALL balance at June 30, 2016	$4,487	$26	$905	$834	$201	$409	$2,087	$25	$416	$9,390

ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
Charge-offs	(390)	—	(867)	(20)	—	(6)	(1,521)	(4)	—	(2,808)
Recoveries	18	—	19	1	—	5	673	7	—	723
Provision	152	20	1,362	123	31	40	834	(5)	(307)	2,250
ALL balance at June 30, 2017	$4,206	$33	$1,366	$986	$246	$494	$1,866	$23	$1	$9,221
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
Charge-offs	(657)	—	(70)	(8)	—	(110)	(746)	—	—	(1,591)
Recoveries	37	—	52	7	—	6	154	6	—	262
Provision	(33)	19	252	142	12	52	1,109	(8)	255	1,800
ALL balance at June 30, 2016	$4,487	$26	$905	$834	$201	$409	$2,087	$25	$416	$9,390

The Company allocated increased provisions to commercial real estate loans for the three month period ending June 30, 2017 due to increased charge off activity and increased loan balances. Charge offs increased for the quarter ended June 30, 2017 due primarily to the charge off of $414,000 on one commercial real estate loan. The Company allocated increased provisions in auto loans due to increased charge off activity and increased non-performing loans.

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2017 and September 30, 2016 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$197	$—	$147	$—	$—	$4	$179	$—	$—	$527
Collectively evaluated for impairment	4,009	33	1,219	986	246	490	1,687	23	1	8,694
ALL balance at June 30, 2017	$4,206	$33	$1,366	$986	$246	$494	$1,866	$23	$1	$9,221
Individually evaluated for impairment	$198	$—	$36	$—	$—	$—	$113	$—	$—	$347
Collectively evaluated for impairment	4,228	13	816	882	215	455	1,767	25	308	8,709
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056

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

The following is a summary of troubled debt restructuring granted during the three months ended June 30, 2017 and 2016 (dollars in thousands):

For the Three Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$529	$529
Construction	—	—	—
Commercial	—		—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	1	13	13
Other	—	—	—
Total	3	$542	$542

	For the Three Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$248	$248
Construction	—	—	—
Commercial	1	1,612	1,612
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	7	7
Auto loans	—	—	—
Other	—	—	—
Total	5	$1,867	$1,867

Of the three new troubled debt restructurings granted for the three months ended June 30, 2017, two loans for $206,000 were granted terms and rate concessions and one loan for $336,000 was granted interest rate concessions.

Of the five new troubled debt restructurings granted for the three months ended June 30, 2016, two loans totaling $118,000, were granted term and rate concessions, two loan totaling $1.7 million were granted term concessions and one loan totaling $7,000 was granted a rate concession.

The following is a summary of troubled debt restructuring granted during the nine months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	5	$902	$902
Construction	—	—	—
Commercial	1	93	93
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	1	13	13
Other	1	21	21
Total	8	$1,029	$1,029

	For the Nine Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	7	$916	$916
Construction	—	—	—
Commercial	2	1,689	1,689
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	1	7	7
Auto loans	—	—	—
Other	—	—	—
Total	10	$2,612	$2,612

Of the eight new troubled debt restructurings granted for the nine months ended June 30, 2017, one loan totaling $133,000 was granted terms concessions, two loans totaling $357,000 were granted interest rate concessions, and five loans totaling $539,000 were granted terms and rate concessions.

Of the ten new troubled debt restructurings granted for the nine months ended June 30, 2016,  four  loans totaling $690,000 were granted term and rate concessions, four loans totaling $1.8 million were granted term concessions and two loan totaling $84,000 were granted a rate concession.

For the three and nine months ended June 30, 2017 and 2016 no loans defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in the Consolidated Balance Sheet. As of June 30, 2017 and September 30, 2016, included with other assets are $2.9 million and $2.7 million, of foreclosed assets, respectively. As of June 30, 2017, included within the foreclosed assets is $1.9 million of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2017, the Company has initiated formal foreclosure proceedings on $2.0 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2017	September 30, 2016
Non-interest bearing demand accounts	$154,705	$142,924
Interest bearing demand accounts	156,395	167,259
Money market accounts	244,650	249,947
Savings and club accounts	147,260	142,021
Certificates of deposit	513,452	512,669
Total	$1,216,462	$1,214,820

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and nine month periods ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Service Cost	$69	$249	$447	$747
Interest Cost	208	246	651	736
Expected return on plan assets	(348)	(311)	(1,037)	(933)
Amortization of unrecognized loss	23	119	182	358
Net periodic benefit cost	$(48)	$303	$243	$908

The Company’s board of directors adopted resolutions to freeze the status of the Defined Benefit Plan (“the plan”) effective February 28, 2017 (“the freeze date”).  Accordingly, no additional participants will enter the plan after February 28, 2017; no additional years of service for benefit accrual purposes will be credited after the freeze date under the plan; and compensation earned by participants after the freeze date will not be taken into account under the plan.

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

Stock options vest over a five-year service period and expire ten years after the grant date. The Company recognized compensation expense for the fair values of these awards, which vested on a straight-line basis over the requisite service period of the awards.

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

For the nine months ended June 30, 2017 and 2016, the Company recorded $231,000 and $325,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares issued in 2014, at June 30, 2017 is $16,000 over the remaining vesting period of 0.25 years. Expected future compensation expense relating to the restricted shares issued in 2015, at June 30, 2017 is $102,000 over the remaining vesting period of 1.25 years. Expected future compensation expense relating to the restricted shares issued in March 2016, at June 30, 2017 is $192,000 over the remaining vesting period of 2.25 years. Expected future compensation expense relating to the restricted shares issued in December 2016, at June 30, 2017 is $290,000 over the remaining vesting period of 3.25 years. Expected future compensation expense relating to the restricted shares (1,296) issued in March 2017, at June 30, 2017 is $24,000 over the remaining vesting period of 1.25 years. Expected future compensation expense relating to the restricted shares (2,000) issued in March 2017, at June 30, 2017 is $17,000 over the remaining vesting period of 3.25 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine month period ended June 30, 2017.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2016	905,987	$12.35	1.67	$1,341
Granted	—	—	—	—
Exercised	544,341	12.35	0.92	—
Forfeited	—	—	—	—
Outstanding June 30, 2017	361,646	$12.35	0.92	$857
Exercisable at June 30, 2017	361,646	$12.35	0.92	$857

The following is a summary of the status of the Company’s restricted stock as of June 30, 2017, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2016	31,896	$13.01
Granted	23,971	16.28
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2017	55,867	$14.50

10.	Fair Value Measurement

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

The following tables present information about the Company’s securities, derivatives, other real estate owned, impaired loans and mortgage servicing rights measured at fair value as of June 30, 2017 and September 30, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at June 30, 2017
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2017
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$227,960	$—	$227,960
Obligations of states and political subdivisions	—	68,979	—	68,979
U.S. government agencies	—	20,989	—	20,989
Corporate obligations	—	36,040	8,714	44,754
Other debt securities	—	24,901	—	24,901
Equity securities-financial services	25	—	—	25
Total debt and equity securities	$25	$378,869	$8,714	$387,608
Derivatives	$—	$1,169	$—	$1,169
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$2,859	$2,859
Impaired loans	$—	$—	$16,052	$16,052
Mortgage servicing rights	$—	$—	$284	$284

	Fair Value Measurement at September 30, 2016
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2016
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$219,162	$—	$219,162
Obligations of states and political subdivisions	—	73,690	—	73,690
U.S. government agencies	—	25,941	—	25,941
Corporate obligations	—	31,433	6,985	38,418
Other debt securities	—	32,674	500	33,174
Equity securities-financial services	25	—	—	25
Total debt and equity securities	$25	$382,900	$7,485	$390,410
Derivatives	$—	$453	$—	$453
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$2,659	$2,659
Impaired loans	$—	$—	$22,218	$22,218
Mortgage Servicing rights	$—	$—	$398	$398

The following tables present a summary of changes in the fair value of the Company’s Level III investments for the three and nine month periods ended June 30, 2017 and 2016 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	June 30, 2017	June 30, 2016
Beginning balance	$8,735	$7,136
Purchases, sales, issuances, settlements, net	—	3,000
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income	(21)	76
Transfers in and/or out of Level III	—	—
	$8,714	$10,212

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine Months Ended
	June 30, 2017	June 30, 2016
Beginning balance	$7,485	$4,211
Purchases, sales, issuances, settlements, net	756	6,000
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income	473	1
Transfers in and/or out of Level III	—	—
	$8,714	$10,212

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, all of these are classified as available for sale and are reported at fair value using Level 3 inputs. Mortgage servicing rights are also valued by an independent pricing service. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2017, 161 impaired loans with a carrying value of $16.6 million were reduced by specific valuation allowance totaling $527,000 resulting in a net fair value of $16.1 million based on Level 3 inputs. At September 30, 2016, 205 impaired loans with a carrying value of $22.6 million were reduced by a specific valuation totaling $347,000 resulting in a net fair value of $22.2  million based on Level 3 inputs.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2017
Impaired loans	$16,052	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 57% (24.1%)
Foreclosed real estate owned	2,859	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 50% (21.9%)
Mortgage servicing rights	284	Discounted cash flow	Discount rate	11% to 16% (11.6%)
			Prepayment speeds	10% to 30% (15.7%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2016:
Impaired loans	$22,218	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (23.0%)
Foreclosed real estate owned	2,659	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 50% (22.1%)
Mortgage servicing rights	398	Discounted cash flow	Discount rate	12% (12.0%)
			Prepayment speeds	8% to 33% (17.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below (in thousands).

	June 30, 2017
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$33,559	$33,559	$—	$—	$33,559
Certificates of deposit	1,000	—	—	1,006	1,006
Investment and mortgage backed securities available for sale	387,608	25	378,869	8,714	387,608
Loans receivable, net	1,224,206	—	—	1,221,711	1,221,711
Accrued interest receivable	5,839	5,839	—	—	5,839
Regulatory stock	15,120	15,120	—	—	15,120
Mortgage servicing rights	284	—	—	284	284
Derivatives	1,169	—	1,169	—	1,169
Bank owned life insurance	37,368	37,368	—	—	37,368
Financial liabilities:
Deposits	$1,216,462	$703,010	$—	$514,284	$1,217,294
Short-term borrowings	145,665	145,665	—		145,665
Other borrowings	198,168	—	—	198,203	198,203
Advances by borrowers for taxes and insurance	12,213	12,213	—	—	12,213
Accrued interest payable	1,189	1,189	—	—	1,189

	September 30, 2016
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,658	$43,658	$—	$—	$43,658
Certificates of deposit	1,250	—	—	1,269	1,269
Investment and mortgage backed securities available for sale	390,410	25	382,900	7,485	390,410
Loans receivable, net	1,219,213	—	—	1,237,759	1,237,759
Accrued interest receivable	5,769	5,769	—	—	5,769
Regulatory stock	15,463	15,463	—	—	15,463
Mortgage servicing rights	398	—	—	398	398
Derivatives	453	—	453	—	453
Bank owned life insurance	36,593	36,593	—	—	36,593
Financial liabilities:
Deposits	$1,214,820	$702,151	$—	$516,743	$1,218,894
Short-term borrowings	129,460	129,460	—	—	129,460
Other borrowings	230,601	—	—	231,911	231,911
Advances by borrowers for taxes and insurance	4,956	4,956	—	—	4,956
Accrued interest payable	1,046	1,046	—	—	1,046

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

Loans Receivable, Net

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

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and nine month periods ended June 30, 2017 and 2016 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at March 31, 2017	$(1,266)	$(2,020)	$922	$(2,364)
Other comprehensive income (loss) before reclassifications	—	940	(153)	787
Amounts reclassified from accumulated other comprehensive loss, net of tax	12	(195)	2	(181)
Period change	12	745	(151)	606
Balance at June 30, 2017	$(1,254)	$(1,275)	$771	$(1,758)
Balance at March 31, 2016	$(5,167)	$3,730	$—	$(1,437)
Other comprehensive income before reclassifications	—	1,558	—	1,558
Amounts reclassified from accumulated other comprehensive loss, net of tax	78	(272)	—	(194)
Period change	78	1,286	—	1,364
Balance at June 30, 2016	$(5,089)	$5,016	$—	$(73)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)
Other comprehensive income (loss) before reclassifications	4,714	(5,032)	474	156
Amounts reclassified from accumulated other comprehensive loss, net of tax	115	(195)	(2)	(82)
Period change	4,829	(5,227)	472	74
Balance at June 30, 2017	$(1,254)	$(1,275)	$771	$(1,758)
Balance at September 30, 2015	$(5,325)	$2,930	$—	$(2,395)
Other comprehensive income before reclassifications	—	2,601	—	2,601
Amounts reclassified from accumulated other comprehensive loss, net of tax	236	(515)	—	(279)
Period change	236	2,086	—	2,322
Balance at June 30, 2016	$(5,089)	$5,016	$—	$(73)

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine month periods ended June 30, 2017 and 2016 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2017	2016
Securities available for sale:
Securities gains reclassified into earnings	$295	$413	Gain on sale of investments
Related income tax expense	(100)	(141)	Income taxes
Net effect on accumulated other comprehensive loss for the period	195	272
Defined benefit pension plan:
Amortization of net loss	(23)	(119)	Compensation and employee benefits
Related income tax expense	11	41	Income taxes
Net effect on accumulated other comprehensive loss for the period	(12)	(78)
Derivatives and hedging activities:
Interest expense, effective portion	(3)	—	Interest expense
Related income tax expense	1	—	Income taxes
Net effect on accumulated other comprehesive loss for the period	(2)	—
Total reclassification for the period	$181	$194

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss For the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2017	2016
Securities available for sale:
Securities gains reclassified into earnings	$295	$781	Gain on sale of investments
Related income tax expense	(100)	(266)	Income taxes
Net effect on accumulated other comprehensive loss for the period	195	515
Defined benefit pension plan:
Amortization of net loss	(182)	(358)	Compensation and employee benefits
Related income tax expense	67	122	Income taxes
Net effect on accumulated other comprehensive loss for the period	(115)	(236)
Derivative and hedging activities:
Interest expense, effective portion	3	—	Interest expense
Related income tax expense	(1)	—	Income taxes
Net effect on accumulated other comprehensive loss for the period	2	—
Total reclassification for the period	$82	$279

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2017 and September 30, 2016 (in thousands).

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of June 30, 2017		As of September 30, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$1,169	Other Assets	$453

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of June 30, 2017, the Company had three interest rate swaps with a notional principal amount of $50 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended June 30, 2017.

Amounts reported in accumulated other comprehensive loss related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended June 30, 2017, the Company had $3,000 of gains reclassified to interest expense. During the nine months ended June 30, 2017, the Company had $3,000 of losses reclassified to interest expense. During the next twelve months, the Company estimates that $0 will be reclassified as a decrease in interest expense.

The tables below present the pre-tax net gains (losses) of the Company’s cash flow hedges for the three and nine month periods ended June 30, 2017 and 2016, respectively, and where they were recorded in the Consolidated Statement of Income, (in thousands).

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Interest Rate Products	$153	$—	Interest expense	$3	$—	Other non-interest income	$—	$—
Ending balance of OCI
Total	$153	$—		$3	$—		$—	$—

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss)Reclassified from Accumulated OCI into Income (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Nine Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Interest Rate Products	$474	$—	Interest expense	$(3)	$—	Other non-interest income	$—	$—
Ending balance of OCI
Total	$474	$—		$(3)	$—		$—	$—

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

As of June 30, 2017 the Company had no derivatives in a net liability position and was not required to post collateral  against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

13.	Contingent Liabilities

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

Comparison of Financial Condition at June 30, 2017 and September 30, 2016

Total Assets. Total assets decreased by $8.7 million, or 0.5%, to $1.76 billion at June 30, 2017 from $1.77 billion at September 30, 2016.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $10.1 million, or 23.1%, to $33.6 million at June 30, 2017 from $43.7 million at September 30, 2016. Decreases in interest bearing deposits with other institutions of $5.3 million, and cash and due from banks of $4.8 million, were the reasons for the net decrease of $10.1 million.

Net Loans. Net loans increased $5.0 million, or 0.41%, to $1.22 billion at June 30, 2017 from September 30, 2016. During this period, residential loans decreased $9.8 million to $586.9 million, construction loans increased $2.7 million to $4.4 million, commercial real estate loans increased $20.2 million to $308.7 million, commercial loans increased $735,000 to $40.7 million, obligations of states and political subdivisions increased $1.3 million to $58.3 million, home equity loans and lines of credit decreased $1.5 million to $46.7 million, auto loans decreased $8.4 million to $184.7 million, and other loans decreased $198,000 to $3.1 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $2.8 million, or 0.7%, to $387.6 million at June 30, 2017 from $390.4 million at September 30, 2016. The decrease was due primarily to decreases in obligations of states and political subdivisions of $4.7 million, U.S. government agency securities of $5.0 million and other debt securities of $8.3 million offset in part by increases in mortgage backed securities of $8.8 million and corporate obligations of $6.3 million. The

Company realized a gain on the sale of investment securities for the nine months ended June 30, 2017 of $295,000 and proceeds from the sale of investment securities of $17.4 million.

Deposits. Deposits increased $1.6 million, or 0.4%, to $1.22 billion at June 30, 2017 from $1.21 billion at September 30, 2016. Increases in certificates of deposit of $783,000, non interest bearing demand accounts of $11.8 million and savings and club accounts of $5.2 million were offset in part by decreases in interest bearing demand accounts of $10.9 million and money market accounts of $5.3 million. The increase in certificates of deposit, which increased to $513.5 million at June 30, 2017, included a decrease in brokered certificates of $33.9 million to $164.7 million.

Borrowed Funds. Borrowed funds decreased by $16.2 million, or 4.5%, to $343.8 million at June 30, 2017, from $360.1 million at September 30, 2016. The decrease in borrowed funds was due to a decrease in other borrowings of $32.4 million offset in part by an increase in short term borrowings of $16.2 million. All borrowings at June 30, 2017 represent advances from the Pittsburgh FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $4.2 million, or 2.4%, to $180.6 million at June 30, 2017 from $176.3 million at September 30, 2016. The increase in stockholders’ equity was primarily due to net income of $5.3 million offset, in part by dividends paid of $2.9 million.

Average Balance Sheets for the Three and Nine months Ended June 30, 2017 and 2016

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,219,591	$11,819	3.89%	$1,241,756	$12,377	4.00%
Investment Securities
Taxable(2)	88,069	668	3.05%	87,126	553	2.55%
Exempt from federal income tax(2)(3)	50,299	295	3.55%	42,847	277	3.93%
Total investment securities	138,368	963	3.23%	129,973	830	3.00%
Mortgage-backed securities	254,563	1,405	2.21%	258,275	1,310	2.03%
Regulatory stock	14,341	174	4.87%	15,764	190	4.83%
Other	7,999	47	2.36%	3,102	16	2.07%
Total interest-earning assets	1,634,862	14,408	3.57%	1,648,870	14,723	3.62%
Allowance for loan losses	(9,487)			(9,365)
Noninterest-earning assets	128,215			118,549
Total assets	$1,753,590			$1,758,054
Interest-bearing liabilities:
Interest bearing demand accounts	$149,386	$51	0.14%	$113,322	$30	0.11%
Money market accounts	249,047	315	0.51%	201,854	164	0.33%
Savings and club accounts	140,723	21	0.06%	138,505	17	0.05%
Certificates of deposit	532,499	1,799	1.36%	589,465	1,692	1.15%
Borrowed funds	329,872	1,062	1.29%	364,214	961	1.06%
Total interest-bearing liabilities	1,401,527	3,248	0.93%	1,407,360	2,864	0.82%
Non-interest-bearing demand accounts	149,366			150,163
Non-interest-bearing liabilities	21,256			24,210
Total liabilities	1,572,149			1,581,733
Equity	181,441			176,321
Total liabilities and equity	$1,753,590			$1,758,054
Net interest income		$11,160			$11,859
Interest rate spread			2.64%			2.80%
Net interest-earning assets	$233,335			$241,510
Net interest margin(4)			2.74%			2.88%
Average interest-earning assets to average interest-bearing liabilities		115.30%			117.16%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,224,255	$35,869	3.92%	$1,208,557	$36,756	4.05%
Investment Securities
Taxable(2)	87,959	1,956	2.97%	84,856	1,581	2.48%
Exempt from federal income tax(2)(3)	51,286	907	3.58%	42,847	776	3.66%
Total investment securities	139,245	2,863	3.20%	127,703	2,357	2.88%
Mortgage-backed securities	252,265	4,034	2.14%	259,884	4,003	2.05%
Regulatory stock	15,158	547	4.82%	14,904	548	4.90%
Other	8,536	124	1.94%	3,631	33	1.21%
Total interest-earning assets	1,639,459	43,437	3.58%	1,614,679	43,697	3.64%
Allowance for loan losses	(9,335)			(9,213)
Noninterest-earning assets	131,024			116,615
Total assets	$1,761,148			$1,722,081
Interest-bearing liabilities:
Interest bearing demand accounts	$155,717	$164	0.14%	$104,754	$82	0.10%
Money market accounts	251,173	957	0.51%	196,163	425	0.29%
Savings and club accounts	138,720	56	0.05%	133,788	50	0.05%
Certificates of deposit	521,328	5,090	1.31%	611,063	5,134	1.12%
Borrowed funds	349,553	3,074	1.18%	343,246	2,771	1.08%
Total interest-bearing liabilities	1,416,491	9,341	0.88%	1,389,014	8,462	0.81%
Non-interest-bearing demand accounts	144,956			137,203
Non-interest-bearing liabilities	22,626			21,570
Total liabilities	1,584,073			1,547,787
Equity	177,075			174,294
Total liabilities and equity	$1,761,148			$1,722,081
Net interest income		$34,096			$35,235
Interest rate spread			2.70%			2.83%
Net interest-earning assets	$222,968			$225,665
Net interest margin			2.78%			2.91%
Average interest-earning assets to average interest-bearing liabilities		115.74%			116.25%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016

Net Income. Net income decreased $350,000, or 16.6%, to $1.8 million for the three months ended June 30, 2017 compared to the comparable period in 2016. The decrease was due primarily to decreases in net interest income and non-interest income and an increase in the provision for loan losses partially offset by a decline in non-interest expense.

Net Interest Income. Net interest income decreased $699,000, or 5.9%, to $11.2 million for the three months ended June 30, 2017 from $11.9 million for the comparable period in 2016. The decrease was primarily attributable to a 16 basis point decrease in the Company’s interest rate spread to 2.64% for the three months ended June 30, 2017 from 2.80% for the comparable period in 2016.

Interest Income. Interest income decreased $315,000, or 2.1%, to $14.4 million for the three months ended June 30, 2017 from $14.7 million for the comparable 2016 period. The decrease resulted primarily from a decrease in the average yield on interest earning assets of five basis points to 3.57% for the three months ended June 30, 2017 from 3.62% in the comparable 2016 period and a decrease in the average balance of interest earning assets of $14.0 million. The average balance of loans decreased $22.2 million between the two periods. In addition, the average balance of investment securities increased $8.4 million, mortgage-backed securities decreased $3.7 million, regulatory stock decreased $1.4 million and other interest earning assets increased $4.9 million.

Interest Expense. Interest expense increased $384,000, or 13.4%, to $3.2 million for the three months ended June 30, 2017 from $2.9 million for the comparable 2016 period. The increase resulted from and an increase in the cost of interest bearing liabilities of 11 basis points offset in part by a decrease in the average balance of interest bearing liabilities of $5.8 million between the two periods. For the three months ended June 30, 2017 and 2016 the average cost of interest bearing liabilities was 0.93% and 0.82%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $750,000 for the three month period ended June 30, 2017 compared to $600,000 for the three month period ended June 30, 2016. The allowance for loan losses was $9.2 million, or 0.75% of loans outstanding, at June 30, 2017, compared to $9.1 million, or 0.74% of loans outstanding, at September 30, 2016.

Non-interest Income. Non-interest income decreased $176,000, or 7.7%, to $2.1 million for the three months ended June 30, 2017 from $2.3 million for the comparable period in 2016. Decreases in gain on sale of investments net of $118,000, service fees on deposit accounts of $43,000 and insurance commissions of $40,000 were the primary reason for the decline.

Non-interest Expense. Non-interest expense decreased $331,000, or 3.1%, to $10.3 million for the three months ended June 30, 2017 from $10.7 million for the comparable period in 2016. The primary reasons for the decrease were decreases in occupancy and equipment of $234,000, data processing of $90,000, FDIC premiums of $67,000, professional fees of $18,000, advertising expenses of $43,000, other expense of $70,000 and a decrease in the gain on foreclosed real estate of $58,000 which were offset in part by an increase in compensation and employee benefits of $166,000.

Income Taxes. Income tax expense decreased $344,000 to $448,000 for the three months ended June 30, 2017 from $792,000 for the comparable 2016 period. The decrease was primarily a result of lower income before taxes and the adoption of ASU 2016-09, which resulted in recognition of all excess tax benefits for share-based payment awards to be recognized in income taxes.  Previously such tax benefits were recognized in additional paid in capital. The effective tax rate for the three months ended June 30, 2017 was 20.3%, compared to 27.3% for the 2016 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2017 and June 30, 2016

Net Income. Net income decreased $868,000, or 14.0%, to $5.3 million for the nine months ended June 30, 2017 compared to the comparable period in 2016. The decrease was due primarily to decreases in net interest income and non-interest income, and an increase in the provision for loan losses, partially offset by a decrease in noninterest expense.

Net Interest Income. Net interest income decreased $1.1 million, or 3.2%, to $34.1 million for the nine months ended June 30, 2017 from $35.2 million for the comparable period in 2016. The decrease was primarily attributable to a 13 basis point decrease in the Company’s interest rate spread to 2.70% for the nine months ended June 30, 2017 from 2.83% for the comparable period in 2016.

Interest Income. Interest income decreased $260,000, or 0.6%, to $43.4 million for the nine months ended June 30, 2017.  The decrease resulted primarily from a decline of six basis points in the average yield on interest earning assets offset in part by an increase in the average balance of interest earning assets of $24.8 million. The average yield on interest earning assets was 3.58% for the nine months ended June 30, 2017, compared to 3.64% for the comparable 2016 period. The average balance of loans increased $15.7 million between the two periods. In addition, the average balance of investment securities increased $11.5 million, mortgage-backed securities decreased $7.6 million, regulatory stock increased $254,000 and other interest earning assets increased $4.9 million.

Interest Expense. Interest expense increased $879,000, or 10.4%, to $9.3 million for the nine months ended June 30, 2017 from $8.5 million for the comparable 2016 period. The increase resulted from an increase in the average balance of total interest bearing liabilities of $27.5 million and an increase in the cost of interest bearing liabilities of seven basis points between the two periods. For the nine months ended June 30, 2017 and 2016 the average cost of interest bearing liabilities was 0.88% and 0.81%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $2.3 million for the nine month period ended June 30, 2017 compared to $1.8 million for the nine month period ended June 30, 2016. The allowance for loan losses was $9.2 million, or 0.75% of loans outstanding, at June 30, 2017, compared to $9.1 million, or 0.74% of loans outstanding at September 30, 2016.

Non-interest Income. Non-interest income decreased $629,000, or 9.8%, to $5.8 million for the nine months ended June 30, 2017 from $6.4 million for the comparable period in 2016. Decreases in gain on sale of investments net of $486,000 and service fees on deposit accounts of $104,000 were the primary reasons for the decline.

Non-interest Expense. Non-interest expense decreased $317,000, or 1.0%, to $31.2 million for the nine months ended June 30, 2017 compared to the comparable period in 2016. Declines in occupancy and equipment of $484,000, data processing of $223,000, foreclosed real estate of $194,000, merger related costs of $245,000, FDIC premiums of $267,000, and amortization of intangible assets of $103,000 were offset in part by increases in compensation and employee benefits of $818,000, professional fees of $437,000 and advertising of $263,000.

Income Taxes. Income tax expense decreased $1.0 million to $1.1 million for the nine months ended June 30, 2017 from $2.1 million  for the comparable 2016 period. The decrease was primarily a result of lower income before taxes and the adoption of ASU 2016-09, which resulted in recognition of all excess tax benefits for share-based payment awards to be recognized in income taxes.  Previously such tax benefits were recognized in additional paid in capital. The effective tax rate for the nine months ended June 30, 2017 was 16.5%, compared to 25.2% for the 2016 period.

Non-Performing Assets

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	June 30, 2017	September 30, 2016
Non-performing assets:
Non-accruing loans	$13,031	$13,752
Non-accruing purchased credit impaired loans	4,911	5,563
Total non-performing loans	17,942	19,315
Foreclosed real estate	2,859	2,659
Other repossessed assets	9	9
Total non-performing assets	$20,810	$21,983
Ratio of non-performing loans to total loans	1.45%	1.57%
Ratio of non-performing loans to total assets	1.02%	1.09%
Ratio of non-performing assets to total assets	1.18%	1.24%
Ratio of allowance for loan losses to total loans	0.75%	0.74%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $1.2 million to $20.8 million at June 30, 2017 from $22.0 million at September 30, 2016. Non-performing loans decreased $1.4 million to $17.9 million at June 30, 2017 from $19.3 million at September 30, 2016. The number of nonperforming residential loans was 82 at June 30, 2017 compared to 92 at September 30, 2016. The $17.9 million of non-accruing loans at June 30, 2017 included 82 residential loans with an aggregate outstanding balance of $7.3 million, 46 commercial and commercial real estate loans with aggregate outstanding balances of $9.3 million and 78 consumer loans with aggregate balances of $1.3 million. Within the residential loan balance are $4.7 million of loans less than 90 days past due. In the quarter ended June 30, 2017, the Company identified 44 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $200,000 to $2.9 million at June 30, 2017 from $2.7 million at September 30, 2016. Foreclosed real estate consists of 20 residential properties, two building lots and six commercial properties.

At June 30, 2017, the principal balance of troubled debt restructures was $4.5 million as compared to $7.8 million at September 30, 2016. Of the $4.5 million of troubled debt restructures at June 30, 2017, $334,000 are performing loans and $4.0 million are non-accrual loans.

As of June 30, 2017, troubled debt restructures were comprised of 33 residential loans totaling $3.7 million, five commercial and commercial real estate loans totaling $626,000, and one consumer (home equity loans, home equity lines and credit, indirect auto and other) loan totaling $76,000.

For the three month period ended June 30, 2017, 5 loans totaling $1.9 million were removed from non-performing TDR status due to completion of one year of consecutive timely payments and one loan totaling $7,000 was removed from non-performing TDR status due to payoff.

We have modified terms of loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the three months ended June 30, 2017, we modified six loans totaling $1.1 million in this fashion. For the nine months ended June 30, 2017, we modified 17 loans totaling $2.5 million. With regard to commercial loans, including commercial real estate loans, we modified three loans totaling $2.8 million for the three months ended June 30, 2017. For the nine months ended June 30, 2017, we modified five loans totaling $3.5 million in this fashion.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2017, $33.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $16.5 million at June 30, 2017. As of June 30, 2017, we had $343.8 million in borrowings outstanding from FHLB. We have access to total FHLB advances of up to approximately $602.7 million.

At June 30, 2017, we had $132.4 million in loan commitments outstanding, which included, in part, $58.3 million in undisbursed construction loans and land development loans, $35.0 million in unused home equity lines of credit, $56.1 million in commercial lines of credit and commitments to originate commercial loans, $1.8 million in performance standby letters of credit and $9.0 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2017 totaled $257.5 million, or 50.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $14.6 million and $13.8 million for the nine months ended June 30, 2017 and 2016, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was ($15.4) million and ($5.2) million for the nine months ended June 30, 2017 and 2016, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash used for of ($9.3) million and ($1.4) million for the nine months ended June 30, 2017 and 2016, respectively.

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

Contractual Obligations

During the first nine months of fiscal 2017, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2016.

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

ESSA BANCORP, INC.

Date: August 9, 2017	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 9, 2017	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer