Form 10-K
period 2017-09-30
ESSA Bancorp, Inc.
filed 2017-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2017

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

As of December 1, 2017, there were 18,133,095 shares issued and 11,611,681 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2017, was $149,967,780.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant (Part III).

i

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the ability to successfully complete or close transactions or to integrate acquired entities. Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

Item 1.	Business

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is a Pennsylvania-chartered holding company for ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of the Bank. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of the Bank. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. On July 31, 2012, ESSA Bancorp completed its acquisition of First Star Bancorp, Inc. and its wholly-owned subsidiary, First Star Bank (“First Star”). On April 4, 2014, ESSA Bancorp completed its acquisition of Franklin Security Bancorp, Inc. and its wholly owned subsidiary, Franklin Security Bank (“Franklin Security”). On December 4, 2015, ESSA Bancorp completed its acquisition of Eagle National Bancorp, Inc. (“ENB”), whereby ESSA Bancorp acquired ENB and its wholly owned subsidiary, Eagle National Bank. Effective November 14, 2014, ESSA Bancorp converted its holding company status from a savings and loan holding company to a bank holding company, and it elected the financial holding company designation as a bank holding company. At September 30, 2017, ESSA Bancorp had consolidated assets of $1.8 billion, consolidated deposits of $1.3 billion and consolidated stockholders’ equity of $182.7 million. Consolidated net income for the fiscal year ended September 30, 2017 was $7.3 million.

The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). All filed SEC reports and interim filings can be obtained from the Bank’s website, on the “Investor Relations” page, without charge from the Company.

ESSA Bank & Trust

General

The Bank was organized in 1916. The Bank is a Pennsylvania chartered full-service, community-oriented savings bank. We provide financial services to individuals, families and businesses through our 25 full-service banking offices, located in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware and Montgomery Counties, Pennsylvania. The Bank is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. In March 2014, the Bank converted its charter from a Pennsylvania savings and loan association to a Pennsylvania savings bank. The charter change did not have a material effect on the operations of the Bank.

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

Market Area

At September 30, 2017, our 25 full-service banking offices consisted of 10 offices in Monroe County, 3 offices in Lehigh County, 6 offices in Northampton County, 1 office in Lackawanna County, 1 office in Luzerne County, 1 office in Chester County, 2 offices in Delaware County and 1 office in Montgomery County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, construction and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. Chester and Montgomery Counties are located south and Delaware County southwest of Monroe County. As of June 30, 2017, the most recent FDIC market share data available, we had a deposit market share of approximately 29.3% in Monroe County, which represented the largest deposit market share in Monroe County, 2.6% in Northampton County, 1.7% in Lehigh County, 0.1% in Lackawanna County, 0.9% in Luzerne County, 0.1% in Chester County, 0.1% in Montgomery County and 0.6% in Delaware County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real estate property. In recent years, we have increased our originations of commercial loans, commercial real estate loans and indirect auto loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from $159.5 million or 17% of our total loan portfolio at September 30, 2013 to $318.3 million, or 25.6%, of our total loan portfolio at September 30, 2017. One- to four-family residential real estate mortgage loans represented $586.7 million, or 47.1%, of our loan portfolio at September 30, 2017. Home equity loans and lines of credit totaled $46.2 million, or 3.7%, of our loan portfolio at September 30, 2017. Commercial loans totaled $44.1 million, or 3.5%, of our loan portfolio at September 30, 2017 and construction first mortgage loans totaled $3.1 million, or 0.2%, of the total loan portfolio at September 30, 2017. Obligations of states and political subdivisions totaled $58.1 million, or 4.7%, of our loan portfolio at September 30, 2017. Auto loans totaled $186.6 million or 15.0% of the total loan portfolio at September 30, 2017. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential first mortgage loans:
One- to four-family	$586,708	47.1%	$596,645	48.6%	$610,582	55.0%	$654,152	61.3%	$686,651	73.3%
Construction	3,097	0.2	1,733	0.1	878	0.1	1,367	0.1	2,288	0.2
Commercial	44,129	3.5	39,978	3.3	34,314	3.1	25,807	2.4	10,125	1.1
Commercial real estate	318,323	25.6	288,447	23.5	200,004	18.0	190,536	17.9	159,469	17.0
Obligations of states and political subdivisions	58,079	4.7	56,923	4.6	59,820	5.4	49,177	4.6	33,445	3.6
Home equity loans and lines of credit	46,219	3.7	48,163	3.9	39,903	3.6	41,387	3.9	41,923	4.5
Auto loans	186,646	15.0	193,078	15.7	162,193	14.5	100,571	9.4	61	-
Other	2,845	0.2	3,302	0.3	3,343	0.3	3,904	0.4	2,332	0.3

Total loans receivable	$1,246,046	100.0%	$1,228,269	100.0%	$1,111,037	100.0%	$1,066,901	100.0%	$936,294	100.0%
Allowance for loan losses	(9,365)		(9,056)		(8,919)		(8,634)		(8,064)

Total loans receivable, net	$1,236,681		$1,219,213		$1,102,118		$1,058,267		$928,230

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to four- family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)
Due During the Years Ending September 30,
2018	$1,269	$-	$10,156	$27,662
2019	2,241	-	885	29,537
2020	3,045	-	4,053	22,513
2021 to 2022	15,875	-	7,329	30,064
2023 to 2027	120,988	-	15,439	67,462
2028 to 2032	143,610	-	1,754	38,607
2032 and beyond	299,680	3,097	4,513	102,478

Total	$586,708	$3,097	$44,129	$318,323

	Obligations of States and Political subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)
Due During the Years Ending September 30,
2018	$1,921	$1,468	$1,296	$175	$43,947
2019	82	1,419	7,054	203	41,421
2020	365	1,338	23,013	449	54,776
2021 to 2022	6,805	6,542	114,781	842	182,238
2023 to 2027	22,460	10,964	40,502	57	277,872
2028 to 2032	15,160	12,716	-	894	212,741
2032 and beyond	11,286	11,772	-	225	433,051

Total	$58,079	$46,219	$186,646	$2,845	$1,246,046

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2017 that are contractually due after September 30, 2018.

	Due After September 30, 2018
	Fixed	Adjustable	Total
	(In thousands)

Residential first mortgage loans:
One- to four-family	$548,747	$36,692	$585,439
Construction	3,097	-	3,097
Commercial	21,942	12,031	33,973
Commercial real estate	59,311	231,350	290,661
Obligations of states and political subdivisions	27,008	29,150	56,158
Home equity loans and lines of credit	18,679	26,072	44,751
Auto loans	185,350	-	185,350
Other	2,445	225	2,670
Total	$866,579	$335,520	$1,202,099

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

One- to four-family Residential Loans. Historically, our principal lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by properties located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania. At September 30, 2017, $586.7 million, or 47.1%, of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios if private mortgage insurance is specified to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2017, our largest loan secured by one- to four-family real estate had a principal balance of approximately $1.9 million and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $5.0 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2017 and $5.0 million during the year ended September 30, 2016. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2017, $36.7 million, or 6.3%, of our one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which provides the right to declare a loan immediately due and payable in the event that the borrower sells or otherwise conveys title to the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings bank may lend relative to the value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all purchase money loans, we utilize outside independent appraisers approved by our Management Loan Committee. All purchase money and most refinance loans require a lender’s title insurance policy. Certain modest refinance requests may utilize an automated valuation model with an exterior inspection report and title search. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our Mortgage Professionals. Eligible properties include primary and vacation homes located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania. As of September 30, 2017, home equity loans and lines totaled about $46.2 million, or 3.7%, of our loan portfolio.

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

Loan underwriting standards limit the maximum size of a junior lien loan to between $100,000 and $200,000, depending on the loan type and collateral. All loans exceeding 75% of value require an appraisal by bank-approved, licensed appraisers. Loans up to $25,000 with lesser loan-to-value ratios may utilize an automated valuation model. Title/lien searches are secured on all home equity loans and lines.

Commercial Real Estate Loans. At September 30, 2017, $318.3 million, or 25.6%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80% and 85% for select loans with faster amortizations. At September 30, 2017, our largest commercial real estate relationship balance was $19.7 million, which was performing in accordance with its terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. All commercial real estate loans in excess of $250,000 are appraised by outside independent appraisers approved by our Management Loan Committee. Personal guarantees are obtained from commercial real estate borrowers although we may occasionally waive this requirement given very strong loan to value and debt service coverage ratios. All purchase money and most asset refinance borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

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

First Mortgage Construction Loans. At September 30, 2017, $3.1 million, or 0.2%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2017, our largest first mortgage construction loan balance was $556,000. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30 year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

For all such loans, we utilize outside independent appraisers approved by our Management Loan Committee. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance on properties.

Commercial Loans. At September 30, 2017, $44.1 million, or 3.5%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to individuals and businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.

Obligations of States and Political Subdivisions. At September 30, 2017, $58.1 million, or 4.7%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2017, $186.6 million, or 15.0% of our total loan portfolio consisted of auto loans. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2017, these other loans totaled $2.8 million, or 0.2%, of the total loan portfolio.

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

Non-performing Loans. At September 30, 2017, $14.3 million, or 1.14% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $5.4 million at September 30, 2017. Residential first mortgage loans that were 90 days or more past due totaled $6.6 million at September 30, 2017. In connection with the ENB acquisition, the Company acquired loans with deteriorated credit quality totaling $3.5 million. These loans were carried at $1.1 million at September 30, 2017. The Company acquired no loans with deteriorated credit quality in connection with the acquisition of Franklin Security Bank in April 2014, and acquired no non-performing assets from First National Community Bank in January 2014.

Real Estate Owned. At September 30, 2017, the Company had $1.4 million of real estate owned consisting of 18 properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$6,592	$8,972	$9,772	$9,778	$10,945
Construction	-	-	-	-	-
Commercial	813	874	416	1,243	1,177
Commercial real estate	5,441	8,144	8,840	10,612	10,818
Home equity loans and lines of credit	643	950	690	259	339
Auto loans	736	344	366	-	-
Other	38	31	21	20	-
Total	14,263	19,315	20,105	21,912	23,279

Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto Loans	-	-	-	-	-
Other	-	-	-	-	-
Total loans 90 days or more past due	-	-	-	-	-

Non-performing troubled debt restructurings	-	-	-	238	585

Total non-performing loans	14,263	19,315	20,105	22,150	23,864

Real estate owned	1,424	2,659	2,480	2,759	2,111
Other repossessed assets	9	9	64	69	-

Total non-performing assets	$15,696	$21,983	$22,649	$24,978	$25,975

Troubled Debt Restructurings (1):
Residential first mortgage loans:
One- to four-family	$3,642	$4,981	$6,575	$5,302	$6,024
Construction	-	-	-	-	-
Commercial	-	-	-	-	18
Commercial real estate	1,106	2,625	800	1,381	1,582
Home equity loans and lines of credit	120	234	264	103	197
Auto loans	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,868	$7,840	$7,639	$6,786	$7,821

Ratios:
Total non-performing loans to total loans	1.14%	1.57%	1.81%	2.08%	2.55%
Total non-performing loans to total assets	0.80%	1.09%	1.25%	1.41%	1.74%
Total non-performing assets to total assets	0.88%	1.24%	1.41%	1.58%	1.89%

1)	Non-performing troubled debt restructurings are included in total troubled debt restructurings as part of the non-performing assets table.

For the years ended September 30, 2017, 2016, 2015, 2014, and 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $449,000, $782,000, $188,000, $660,000 and $883,000, respectively.

At September 30, 2017, the principal balance of troubled debt restructurings (“TDRs”) was $4.9 million as compared to $7.8 million at September 30, 2016. Of the $4.9 million of TDRs at September 30, 2017, $271,000 were performing loans and $4.6 million were non-accrual loans.

TDRs at September 30, 2017 were comprised of 31 residential loans totaling $3.6 million, 5 commercial real estate loans totaling $1.1 million, and 5 consumer loans (home equity loans, home equity lines of credit, auto and other) totaling $120,000.

For the year ended September 30, 2017, 28 loans totaling $3.9 million were removed from TDR status, 2 loans totaling $198,000 were transferred to foreclosed real estate, 22 loans for $3.6 million had completed timely payments, and 4 loans totaling $30,000 were paid off.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2017, we modified 27 loans totaling $3.1 million. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total we modified 6 commercial loans with an aggregate balance of approximately $3.7 million for the year ended September 30, 2017.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2017
Residential first mortgage loans:
One- to four-family	8	$421	76	$6,592	113	$9,674
Construction	-	-	-	-	-	-
Commercial	-	-	37	5,441	40	5,613
Commercial real estate	-	-	10	813	12	831
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	1	15	17	643	22	759
Auto loans	2	32	61	736	114	1,399
Other	1	4	5	38	9	56
Total	12	$472	206	$14,263	310	$18,332

At September 30, 2016
Residential first mortgage loans:
One- to four-family	6	$660	92	$8,972	98	$9,632
Construction	-	-	-	-	-	-
Commercial	1	57	13	874	14	931
Commercial real estate	3	191	49	8,144	52	8,335
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	2	147	17	950	19	1,097
Auto loans	12	232	22	344	34	576
Other	-	-	3	31	3	31
Total	24	$1,287	196	$19,315	220	$20,602

At September 30, 2015
Residential first mortgage loans:
One- to four-family	9	$1,045	94	$9,772	103	$10,817
Construction	-	-	-	-	-	-
Commercial	1	7	8	416	9	423
Commercial real estate	4	587	46	8,840	50	9,427
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	1	45	20	690	21	735
Auto loans	12	180	24	366	36	546
Other	-	-	3	21	3	21
Total	27	$1,864	195	$20,105	222	$21,969

At September 30, 2014
Residential first mortgage loans:
One- to four-family	14	$1,393	100	$9,778	114	$11,171
Construction	-	-	-	-	-	-
Commercial	3	30	21	1,243	24	1,273
Commercial real estate	2	89	54	10,612	56	10,701
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	3	33	18	259	21	292
Auto loans	4	33	-	-	4	33
Other	-	-	2	20	2	20
Total	26	$1,578	195	$21,912	221	$23,490

At September 30, 2013
Residential first mortgage loans:
One- to four-family	8	$990	92	$10,945	100	$11,935
Construction	-	-	-	-	-	-
Commercial	-	-	19	1,177	19	1,177
Commercial real estate	-	-	61	10,818	61	10,818
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	4	77	10	339	14	416
Auto loans	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	12	$1,067	182	$23,279	194	$24,346

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

At September 30, 2017, the Company classified approximately $4.1 million of our assets as Special Mention, of which $3.4 million were commercial and commercial real estate loans, and $27.0 million as Substandard, of which $17.5 million were commercial and commercial real estate loans. No loans were classified Doubtful or Loss. On the basis of management’s review of its assets, at September 30, 2016, we classified approximately $12.3 million of our assets as Special Mention, of which $9.1 million were commercial and commercial real estate loans, and $33.3 million as Substandard, of which $22.6 million were commercial and commercial real estate loans. No loans were classified as Doubtful or Loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2017 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Balance at beginning of year	$9,056	$8,919	$8,634	$8,064	$7,302

Charge-offs:
Residential first mortgage loans:
One- to four-family	(504)	(1,040)	(1,359)	(1,709)	(2,401)
Construction	-	-	-	-	-
Commercial	(31)	(18)	(30)	(101)	-
Commercial real estate	(1,352)	(266)	(65)	(120)	(403)
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	(18)	(209)	(27)	(145)	(243)
Auto loans	(2,009)	(1,262)	(596)	-	-
Other	(9)	-	(6)	(3)	(6)
Total charge-offs	(3,923)	(2,795)	(2,083)	(2,078)	(3,053)

Recoveries:
Residential first mortgage loans:
One- to four-family	22	59	76	163	50
Construction	-	-	-	-	-
Commercial	1	7	23	20	-
Commercial real estate	27	52	84	94	2
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	8	9	15	18	13
Auto loans	815	246	87	-	-
Other	9	9	8	3	-
Total recoveries	882	382	293	298	65

Net charge-offs	(3,041)	(2,413)	(1,790)	(1,780)	(2,988)
Provision for loan losses	3,350	2,550	2,075	2,350	3,750

Balance at end of year	$9,365	$9,056	$8,919	$8,634	$8,064

Ratios:
Net charge-offs to average loans outstanding	0.25%	0.20%	0.17%	0.17%	0.32%
Allowance for loan losses to non-performing loans at end of year	65.66%	46.89%	44.36%	38.98%	33.79%
Allowance for loan losses to total loans at end of year	0.75%	0.74%	0.80%	0.81%	0.86%

Loans acquired by the Company as a result of the Company’s mergers with ENB, which closed on December 4, 2015, First Star, which closed on July 31, 2012, and Franklin Security, which closed on April 4, 2014, were recorded at fair value on the purchase date without the carryover of any related allowance for loan losses. At each reporting date subsequent to their purchase, these loans have been included in the Company’s evaluation of the adequacy of its allowance for loan losses. At September 30, 2013, there were $155.4 million of loans of former First Star loans included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. At September 30, 2013 there was an allowance for loan losses of $257,000 related to a First Star loan that was included in the allowance for loan losses. At September 30, 2014, there were $133.1 million of former First Star loans and $128.6 of former Franklin Security loans with a related allowance for loan losses of $66,000 included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were a significant factor in the decline of this ratio from 0.86% at September 30, 2013 to 0.81% at September 30, 2014. At September 30, 2015, there were $111.4 million of former First Star loans and $88.9 million of former Franklin Security loans with a related allowance for loan losses of $266,000 included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were not a significant factor in the decline of this ratio from 0.81% at September 30, 2014 to 0.80% at September 30, 2015. At September 30, 2016 there were $97.9 million of former First Star loans, $60.6 million of former Franklin Security loans and $97.9 million of former ENB loans with a related allowance for loan losses of $236,000 included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were a significant factor in the decline of this ratio from 0.80% at September 30, 2015 to 0.74% at September 30, 2016. At September 30, 2017 there were $75.0 million of former First Star loans, $38.0 million of former Franklin

Security loans and $72.5 million of former ENB loans with a related allowance for loan losses of $155,000 included in the Company’s total loans when calculating the allowance for loan losses to total loans ratio. These loans were not a significant factor in the increase of this ratio from 0.74% at September 30, 2016 to 0.75% at September 30, 2017.

At September 30, 2013, there were $7.3 million of former First Star loans included in the Company’s total loans when calculating the allowance for loan losses (“ALL”) to non-performing loans (“NPL”) ratio. At September 30, 2013 there was an allowance for loan losses of $257,000 related to one of these loans that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio to 33.79% at September 30, 2013 from 30.12% at September 30, 2012. At September 30, 2014, there were $11.2 million of former First Star loans and $1.6 million of former Franklin Security loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2014 there was an allowance for loan losses of $66,000 related to one of these loans that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio from 33.79% at September 30, 2013 to 38.98% at September 30, 2014. At September 30, 2015, there were $6.1 million of former First Star loans and $1.8 million of former Franklin Security loans included in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2015 there was an allowance for loan losses of $266,000 related to these loans that was included in the allowance for loan losses. These loans were not a significant factor in the increase in the ALL to NPL ratio from 38.98% at September 30, 2014 to 44.36% at September 30, 2015. At September 30, 2016, there were $5.0 million of former First Star loans, $1.2 million of former Franklin Security loans and $2.2 million of former ENB loans in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2016 there was an allowance for loan losses of $236,000 related to these loans included in the allowance for loan losses. These loans were not a significant reason for the increase in the ALL to NPL ratio from 44.36% at September 30, 2015 to 46.89% at September 30, 2016. At September 30, 2017, there were $3.8 million of former First Star Loans, $98,000 of former Franklin Security loans and $1.3 million of former ENB loans in the Company’s total loans when calculating the ALL to NPL ratio. At September 30, 2017 there was an allowance for loan losses of $155,000 related to these loans included in the allowance for loan losses. These loans were not a significant reason for the increase in the ALL to NPL ratio from 46.89% at September 30, 2016 to 65.66% at September 30, 2017.

See “Non-Performing Loans and Problem Assets.” There can be no assurance that we will not experience a deterioration of our loan portfolio, including increases in non-performing loans, problem assets and charge-offs, in the future.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2017			2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$3,878	41.41%	47.08%	$4,426	48.88%	48.58%	$5,140	57.63%	54.96%
Construction	23	0.25	0.25	13	0.14	0.14	7	0.08	0.08
Commercial	987	10.54	25.55	882	9.74	3.25	693	7.77	3.09
Commercial real estate	1,758	18.77	3.54	852	9.41	23.49	671	7.52	18.00
Obligations of states and political subdivisions	248	2.65	4.66	215	2.37	4.63	189	2.12	5.38
Home equity loans and lines of credit	470	5.02	3.71	455	5.02	3.92	461	5.17	3.59
Auto loans	1,836	19.60	14.98	1,880	20.76	15.72	1,570	17.60	14.60
Other	21	0.22	0.23	25	0.28	0.27	27	0.30	0.30
Total allocated allowance	9,221	98.46	100.00	8,748	96.60	100.00	8,758	98.19	100.00
Unallocated allowance	144	1.54	-	308	3.40	-	161	1.81	-
Total allowance for loan losses	$9,365	100.00%	100.00%	$9,056	100.00%	100.00%	$8,919	100.00%	100.00%

	2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$5,573	64.54%	61.30%	$5,787	71.76%	73.34%
Construction	11	0.13	0.13	20	0.25	0.24
Commercial	528	6.12	2.42	337	4.18	1.08
Commercial real estate	663	7.68	17.86	946	11.73	17.03
Obligations of states and political subdivisions	163	1.89	4.61	130	1.61	3.57
Home equity loans and lines of credit	470	5.44	3.88	430	5.33	4.48
Auto loans	459	5.32	9.43	-	-	-
Other	32	0.37	0.37	21	0.26	0.26
Total allocated allowance	7,899	91.49	100.00	7,671	95.12	100.00
Unallocated allowance	735	8.51	-	393	4.88	-
Total allowance for loan losses	$8,634	100.00%	100.00%	$8,064	100.00%	100.00%

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

In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on nonaccrual status, it could be subject to transfer to the real estate owned (“REO”) portfolio (comprised of properties acquired by or in lieu of foreclosure), upon which our credit administration department will pursue the sale of the real estate. Prior to this transfer, the loan balance will be reduced, if necessary, to reflect its current market value less estimated costs to sell. Write downs of REO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant improvements which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.

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

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our investment policy is reviewed annually by our ALCO/Investment Management Committee. All policy changes recommended by this management committee must be approved by the Board of Directors. The Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Controller, Chief Operating Officer, Senior Vice President Retail Services Division, Senior Vice President Administration/Operations, Chief Lending Officer, Vice President Strategic Planning and the Director of Strategic Initiatives.  Authority to make investments under the approved guidelines is delegated by the Committee to appropriate officers. While general investment strategies are developed and authorized by the ALCO/Investment Management Committee, the execution of specific actions rests with the Chief Financial Officer.

The approved investment officers are authorized to execute investment transactions up to $5.0 million per transaction without the prior approval of the ALCO/Investment Management Committee and within the scope of the established investment policy. These officers are also authorized to execute investment transactions between $5.0 million and $10.0 million with the additional approval from the Chief Executive Officer. Each transaction in excess of $10.0 million must receive prior approval of the ALCO/Investment Management Committee.

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association (“GNMA”) as well as commercial paper. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

Our policy is that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities that are available-for-sale or held for trading are reported at fair value, while securities held to maturity are reported at amortized cost. Currently, all securities we hold are classified as available-for-sale.

FHLB Securities. In addition, we hold Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2017 was $13.7 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2017 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

Evaluation of Securities Portfolio. We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. If a decline in the fair value of a security is determined to be other than temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash, credit related impairment charge in the amount of the decline, net of tax effect, against our current income.

Our investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the United States government, and debt obligations of a state or political subdivision.

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2017, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$235,610	$233,823	$216,112	$219,162	$232,191	$234,530
Obligations of state and political subdivisions	64,382	65,358	71,323	73,690	50,094	51,625
U.S. government agency securities	18,615	18,671	25,669	25,941	45,799	46,186
Corporate obligations	49,025	48,742	38,331	38,418	22,440	22,360
Trust-preferred securities	-	-	489	500	1,613	1,711
Other debt securities	24,200	23,833	32,473	32,674	22,807	22,970
Total debt securities	391,832	390,427	384,397	390,385	374,944	379,382
Equity securities – financial services	25	25	25	25	25	25
Total investment securities available-for-sale	$391,857	$390,452	$384,422	$390,410	$374,969	$379,407

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities available for sale:

U.S. government securities	$11,006%	1.15	$5,831%	2.25	$1,778%	1.69	$-%	-	$18,615	$18,671%	1.55
Obligations of state and political subdivisions	-	-	15,772	2.47	30,057	2.58	18,553	3.49	64,382	65,358	2.82
Mortgage-backed securities	-	-	2,102	2.17	21,177	2.33	212,331	2.49	235,610	233,823	2.48
Corporate obligations	3,524	7.19	9,721	4.26	33,136	5.14	2,644	4.36	49,025	48,742	5.07
Other debt securities	-	-	803	2.30	2,874	3.39	20,523	2.56	24,200	23,833	2.65
Total debt securities	14,530	2.61	34,229	2.92	89,022	3.49	254,051	2.59	391,832	390,427	2.82
Equity securities	-	-	-	-	-		25		25	25	-
Total investment securities available for-sale	$14,530%	2.61	$34,229%	2.92	$89,022%	3.49	$254,076%	2.59	$391,857	$390,452%	2.82

Sources of Funds

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, interest bearing demand accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. We provide commercial checking accounts for businesses.

At September 30, 2017, our deposits totaled $1.3 billion. Interest-bearing demand, savings and club, and money market deposits totaled $603.8 million at September 30, 2017. At September 30, 2017, we had a total of $510.9 million in certificates of deposit. Noninterest-bearing demand deposits totaled $160.1 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2017, we had a total of $139.7 million of brokered certificates of deposits, a decrease of $58.9 million from the prior fiscal year end. Our brokered certificates of deposits range from less than one- to seven-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2017			2016			2015
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$147,554	12.16%	-%	$138,070	11.72%	-%	$89,333	8.19%	-%
Interest bearing demand accounts	158,294	13.04%	0.15%	110,437	9.37%	0.11%	107,782	9.88%	0.10
Money market	251,432	20.72%	0.51%	198,717	16.86%	0.31%	186,121	17.06%	0.25
Savings and club	138,818	11.44%	0.05%	135,030	11.46%	0.05%	123,028	11.28%	0.05
Certificates of deposit	517,569	42.64%	1.33%	596,143	50.59%	1.14%	584,684	53.59%	1.16
Total deposits	$1,213,667	100.00%	0.70%	$1,178,397	100.00%	0.73%	$1,090,948	100.00%	0.68%

As of September 30, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $209.7 million. The following table sets forth the maturity of those certificates as of September 30, 2017.

At September 30, 2017
(In thousands)
Three months or less	$24,449
Over three months through six months	49,756
Over six months through one year	43,270
Over one year	92,238
Total	$209,713

At September 30, 2017, $291.1 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of year	$137,466	$129,460	$91,339
Maximum outstanding at any month end	$185,201	$182,636	$132,533
Average balance during year	$147,765	$120,590	$115,006
Weighted average interest rate at end of year	1.36%	0.64%	0.40%
Average interest rate during year	0.98%	0.55%	0.37%

At September 30, 2017, we had the ability to borrow approximately $612.1 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2017, the Bank had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2017, we had 285 full-time employees, and 38 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Federal law and FDIC regulations generally limit the activities as principal and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before making a new investment or engaging in a new activity as principal that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured savings bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the savings bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions. Although the Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2017, the annualized FICO assessment was 0.54 basis points of an institution’s total assets less tier 1 capital.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing on January 1 of each succeeding year by 0.625% until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2017, the Bank’s capital exceeded all applicable requirements.

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

As of September 30, 2017, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will equal 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that is “well capitalized” under applicable regulations of the Federal Reserve Board, has received at least an overall “satisfactory” composite rating, as well as “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues. Federal Reserve Board guidance provides for agency prior review of bank holding company dividends and stock redemptions and repurchases in certain additional circumstances, which may affect our ability to pay dividends, or engage in redemptions or repurchases.

As a financial holding company, we are permitted (1) to engage in other activities that the Federal Reserve Board determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, or (2) to acquire shares of companies engaged in such activities. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank without the prior approval of the Federal Reserve Board.

In order to maintain our status as a financial holding company, we must remain “well capitalized” and “well managed” under applicable regulations and maintain a “satisfactory” or better rating under the Community Reinvestment Act. Failure to meet one or more of the requirements would mean, depending on the requirements not met, that we could not undertake new activities, make acquisitions other than those permitted generally for bank holding companies, or continue certain activities.

Federal Securities Laws

Shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. ESSA Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to ESSA Bancorp and the Bank.

Method of Accounting. For federal income tax purposes, ESSA Bancorp currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2017, the Bank’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2017, the Bank had a $385,000  minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2017, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent three-year period. The 2014, 2015, and 2016 tax years remain open.

State Taxation

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

In response to improving economic conditions, the Federal Reserve Board’s Open Market Committee has slowly increased its federal funds target rate from a range of 0.00%-0.25% that was in effect for several years to the current range of 1.00%-1.25% that was in effect at September 30, 2017.  Longer term rates have not increased at the same pace as short term rates. As a result, our net interest margin declined to 2.77% for the fiscal year ended September 30, 2017 from 2.89% the previous year. If shorter term interest rates continue to increase or if longer term interest rates continue to decline, there could be further negative pressure on our net interest margin.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2017, the fair value of our debt securities available for sale totaled $390.5 million. Unrealized net losses on these available for sale securities totaled approximately $1.4 million at September 30, 2017 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in the Bank’s Economic Value of Equity (EVE) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2017, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $38.0  million, or 18.9%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2017, $318.3 million, or 25.6%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2017, our largest commercial real estate lending relationship was $19.7 million of loans located in Lehigh County, Pennsylvania and secured by real estate. These loans were performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

Our Increased Auto Lending, As a Result of the Franklin Security Bank Acquisition, Increases Our Exposure to Increased Lending Risks.

At September 30, 2017, $186.6 million, or 15.0%, of our total loan portfolio consisted of auto loans. These loans were primarily indirect auto loans. Indirect auto loans are inherently risky as they are often secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

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

The Dodd-Frank Act significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. Much of the impact of the Dodd-Frank Act may not be known for many years. However, it is expected that the legislation and implementing regulations will materially increase our operating and compliance costs.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets, such as the Bank, continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations and gave state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act required minimum leverage and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks and thrifts. The regulations implementing these requirements were effective January 1, 2015.

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

The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provided that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

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

The final rule included new minimum risk-based capital and leverage ratios, which became effective for us on January 1, 2015, and refined the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out was exercised. The Bank elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also established a “capital conservation buffer” of 2.5%, that, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases 0.625% at January 1of each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Capital Requirements.”

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

Our success depends primarily on the general economic conditions in the Pennsylvania counties of Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware and Montgomery as nearly all of our loans are to customers in these markets. Accordingly, the local economic conditions in these market areas have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a continuation of the decline in real estate values in these market areas would also lower the value of the collateral securing loans on properties in these market areas. In addition, continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

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

Proposed Changes to the Federal Corporate Tax Rate Could Reduce Our Deferred Tax Asset, Which Could Adversely Affect Our Operating Results.

     Any future reduction in the federal statutory tax rate could also cause a reduction in deferred tax assets available to us and a corresponding charge to reduce the book value of the deferred tax asset recorded on our balance sheet. The US House of Representatives and Senate have each passed tax reform legislation which, if enacted, would reduce the corporate income tax rate to 20%, from a current rate of 34%. At September 30, 2017, we had deferred tax assets with a net book value of $10.4 million, based on a federal tax rate of 34%. If the federal statutory corporate income tax rate is reduced to 20%, this asset will be revalued at the lower rate, resulting in a charge to income tax expense and a corresponding reduction in deferred tax assets.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information as of September 30, 2017 with respect to our main office located in Stroudsburg, Pennsylvania, and our 25 full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18322	Owned	1983	4,100

695 North Courtland Street East Stroudsburg, PA 18301	Leased	1999	472

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

5120 Milford Rd. East Stroudsburg, PA 18302	Owned	2014	3,610

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

1070 North Ninth Street Stroudsburg, PA 18360	Leased	2000	488

924 Weir Lake Road Suite 101 Brodheadsville, PA 18322	Leased	1997	576

Tannersville Plaza 2826 Route 611 Tannersville, PA 18372	Owned	2007	2,500

975 Route 390 Cresco, PA 18326	Owned	2010	2,912

418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

14 South Main Street Nazareth, PA 18064	Leased	2012	450

471 West Wabash Street Allentown, PA 18103	Owned	2012	4,411

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

526 Wood Street Bethlehem, PA 18018	Leased	2012	200

6302 Route 309 New Tripoli, PA 18066	Owned	2012	3,460

1065 Highway 315 Wilkes Barre, PA 18702	Leased	2014	7,536

300 Mulberry Street Scranton, PA 18503	Leased	2014	3,800

8045 West Chester Pike Upper Darby, PA 19082	Leased	2015	4,000

354 West Lancaster Avenue Haverford, PA 19041	Leased	2015	3,128

48 West Marshall Road Lansdowne, PA 19050	Owned	2015	2,555

227 West Lancaster Avenue Devon, PA 19333	Leased	2015	1,886

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

414 West Broad Street Bethlehem, PA 18018	Owned	2012	3,604

Plymouth Meeting Road, Suite 101 Plymouth Meeting, PA 19462	Leased	2016	4,389

190 Brodhead Road, Suite 200 Bethlehem, PA 18017	Leased	2017	6,909

The net book value of our premises, land and equipment was $16.2 million at September 30, 2017.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (“UCC”). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October, 2017 where they reached a tentative agreement to resolve the claims asserted against the Bank on a class wide basis. The terms of the settlement are still being negotiated, but the tentative agreement calls for the Bank to make a payment of $1,325,000 to the plaintiffs. The Bank’s insurance carrier will cover the payment made by the Bank in excess of a $125,000 retention. The settlement, when fully negotiated, will still be subject to court approval.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. The Bank intends to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp’s common stock as of September 30, 2017 was 1,884. Certain shares of ESSA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp common stock for the periods ended September 30, 2016 and September 30, 2017. The following information was provided by the Nasdaq Stock Market.

Fiscal 2017	High	Low	Dividends
Quarter ended September 30, 2017	$16.01	$14.50	$0.09
Quarter ended June 30, 2017	15.70	14.48	0.09
Quarter ended March 31, 2017	16.72	14.09	0.09
Quarter ended December 31, 2016	16.68	13.35	0.09

Fiscal 2016	High	Low	Dividends
Quarter ended September 30, 2016	$14.18	$13.41	$0.09
Quarter ended June 30, 2016	13.74	13.12	0.09
Quarter ended March 31, 2016	13.65	13.22	0.09
Quarter ended December 31, 2015	13.68	12.92	0.09

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

The sources of funds for the payment of a cash dividend are interest and principal payments with respect to ESSA Bancorp loan to the Employee Stock Ownership Plan, and dividends from the Bank. For a discussion of the limitations applicable to the Bank’s ability to pay dividends, see “Item 1. Business—Supervision and Regulation.”

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock between September 30, 2012 and September 30, 2017, (b) the cumulative total return on stock included in the SNL Thrift Index over such period, and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the ESSA Bancorp stock performance will continue in the future with the same or similar trend depicted in the graph. ESSA Bancorp will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	09/30/12	09/30/13	09/30/14	09/30/15	09/30/16	09/30/2017
ESSA Bancorp, Inc.	100.00	102.20	113.45	133.68	146.49	170.23
SNL Thrift Index	100.00	120.39	132.79	158.59	165.85	192.83
Russell 2000	100.00	130.06	135.17	136.85	158.02	190.80

Source: S&P Global Market Intelligence

Through the year ended September 30, 2016, the Company repurchased a total of 6,911,400 shares of its common stock pursuant to six repurchase programs. The Company did not repurchase any shares of its common stock during the year ended September 30, 2017.

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of ESSA Bancorp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of ESSA Bancorp and related notes included elsewhere in this Annual Report on Form 10-K.

	At September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,785,218	$1,772,479	$1,606,544	$1,574,815	$1,372,315
Cash and cash equivalents	41,683	43,658	18,758	22,301	26,648
Investment securities:
Available for sale	390,452	390,410	379,407	383,078	315,622
Loans, net	1,236,681	1,219,213	1,102,118	1,058,267	928,230
Regulatory stock	13,832	15,463	13,831	14,284	9,415
Premises and equipment	16,234	16,844	16,553	16,957	15,747
Bank owned life insurance	37,626	36,593	30,655	29,720	28,797
Deposits	1,274,861	1,214,820	1,096,754	1,133,889	1,041,059
Borrowed funds	311,614	360,061	320,440	259,320	152,260
Equity	182,727	176,344	171,280	167,309	166,446

	For the Years Ended September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Results of Operations Data:

Interest income	$58,318	$58,366	$54,179	$50,776	$51,102
Interest expense	12,799	11,431	10,390	10,627	11,257
Net interest income	45,519	46,935	43,789	40,149	39,845
Provision for loan losses	3,350	2,550	2,075	2,350	3,750
Net interest income after provision for loan losses	42,169	44,385	41,714	37,799	36,095
Non-interest income	8,199	8,783	7,896	7,407	8,024
Non-interest expense	41,438	42,858	36,865	33,811	32,462
Income before income tax expense	8,930	10,310	12,745	11,395	11,657
Income tax expense	1,591	2,583	2,954	2,891	2,834
Net income	$7,339	$7,727	$9,791	$8,504	$8,823
Earnings per share
Basic	$0.69	$0.74	$0.94	$0.79	$0.76
Diluted	$0.69	$0.73	$0.93	$0.79	$0.76

	At or For the Years Ended September 30,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.42%	0.45%	0.62%	0.59%	0.64%
Return on average equity	4.11%	4.40%	5.68%	5.01%	5.12%
Interest rate spread (1)	2.69%	2.81%	2.89%	2.89%	2.97%
Net interest margin (2)	2.77%	2.89%	2.96%	2.97%	3.08%
Efficiency ratio (3)	77.14%	76.92%	71.33%	71.10%	67.81%
Noninterest expense to average total assets	2.35%	2.47%	2.33%	2.32%	2.34%
Average interest-earning assets to average interest- bearing liabilities	115.99%	116.18%	113.81%	112.36%	113.50%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.88%	1.24%	1.41%	1.58%	1.89%
Non-performing loans as a percent of total loans	1.14%	1.57%	1.81%	2.08%	2.55%
Allowance for loan losses as a percent of non-performing loans	65.66%	46.89%	44.36%	38.98%	33.79%
Allowance for loan losses as a percent of total loans	0.75%	0.74%	0.80%	0.81%	0.86%
Allowance for loan losses as a percent of non-performing loans excluding acquired loans	115.67%	82.92%	72.89%	65.78%	50.33%
Allowance for loan losses as a percent of total loans excluding acquired loans	0.88%	0.93%	0.98%	1.07%	1.03%

Capital Ratios:
Total risk-based capital (to risk weighted assets) (4)	13.96%	13.71%	16.35%	16.98%	20.35%
Common equity Tier 1 capital (to risk weighted assets) (4)	13.18%	12.93%	15.47%	N/A	N/A
Tier 1 risk-based capital (to risk weighted assets) (4)	13.18%	12.93%	15.47%	16.08%	19.42%
Tangible capital (to tangible assets)	9.19%	8.76%	10.03%	10.04%	11.03%
Tier 1 leverage (core) capital (to adjusted tangible assets) (4)	9.19%	8.76%	10.03%	10.04%	11.03%
Average equity to average total assets	10.13%	10.13%	10.90%	11.67%	12.42%

Other Data:
Number of full service offices	25	26	25	27	26

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

We intend to continue to pursue our business strategy, subject to changes necessitated by future market conditions and other factors. We also intend to focus on the following:

•

Increasing customer relationships through a continued commitment to service and enhancing products and delivery systems. We will continue to increase customer relationships by focusing on customer satisfaction with regard to service, products, systems and operations. We have upgraded and expanded certain of our facilities, including our corporate center and added additional facilities to provide additional capacity to manage future growth and expand our delivery systems.

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

•

Expanding our banking franchise through branching and acquisitions. We will attempt to use our stock holding company structure to expand our market footprint through de novo branching as well as through additional acquisitions of banks, savings institutions and other financial service providers in our primary market area. We will also consider establishing de novo branches or acquiring additional financial institutions in contiguous counties. We will continue to review and assess locations for new branches both within Monroe County and the contiguous counties around Monroe. There can be no assurance that we will be able to consummate any new acquisitions or establish any additional new branches. We may continue to explore acquisition opportunities involving other banks and thrifts, and possibly financial service companies, when and as they arise, as a means of supplementing internal growth, filling gaps in our current geographic market area and expanding our customer base, product lines and internal capabilities, although we have no current plans, arrangements or understandings to make any acquisitions.

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

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2017 or 2016.

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

Comparison of Financial Condition at September 30, 2017 and September 30, 2016

Total Assets. Total assets increased $12.7 million, or 0.72%, to $1.8 billion at September 30, 2017, compared to September 30, 2016

Cash and Due from Banks. Cash and due from banks increased $4.2 million, or 13.2%, to $36.0 million at September 30, 2017 from $31.8 million at September 30, 2016. The primary reason for the increase were increases in the Federal Reserve Bank’s required reserves of $4.7 million.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $6.2 million, or 52.1%, to $5.7 million at September 30, 2017 from $11.8 million at September 30, 2016. The primary reason for the decrease was a decrease in the Company’s interest bearing demand deposit account at the FHLB-Pittsburgh of $6.2 million.

Investment Securities Available for Sale. Investment securities available for sale increased $42,000, or 0.1%, to $390.5 million at September 30, 2017 from $390.4 million at September 30, 2016. The increase was due primarily to increases in mortgage backed securities of $14.7 million and corporate obligations of $10.3 million, which were offset in part by decreases in U.S. government agency securities of $7.3 million, other debt securities of $9.3 million, and obligations of state and political subdivisions of $8.3 million.

Net Loans. Net loans increased $17.5 million, or 1.4%, to $1.2 billion at September 30, 2017 from September 30, 2016. The primary reasons for the increase was an increase in commercial real estate loans, offset in part by a decrease in residential real estate loans and auto loans. Commercial real estate loans increased by $29.9 million to $318.3 million at September 30, 2017 from $288.4 million at September 30, 2016. Residential real estate loans decreased by $9.9 million to $586.7 million at September 30, 2017 from $596.6 million at September 30, 2016. Home equity loans decreased by $1.9 million to $46.2 million at September 30, 2017 from $48.2 million at September 30, 2016. Auto loans decreased $6.4 million to $186.6 million at September 30, 2017 from $193.1 million at September 30, 2016.

Deposits. Deposits increased by $60.0 million, or 4.9%, to $1.3 billion at September 30, 2017 from $1.2 billion at September 30, 2016 primarily as a result of increases in interest bearing and non interest bearing demand accounts. Overall, the changes in deposits at September 30, 2017 compared to September 30, 2016 included an increase in non-interest bearing demand accounts of $17.2 million, or 12.0%, an increase in interest bearing demand accounts of $41.1 million, or 24.6%, an increase in money market accounts of $4.0 million, or 1.60%, a decrease in savings and club accounts of $500,000, or 0.4%, and a decrease in certificates of deposit of $1.8 million, or 0.3%. Included in the certificates of deposit was a decrease of $58.9 million, or 29.6%, in brokered certificates of deposit. At September 30, 2017, the Company had $139.7 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, decreased $48.5 million, or 13.4%, to $311.6 million at September 30, 2017 from $360.1 million at September 30, 2016. All borrowed funds are from the FHLB, whose rates were more competitively priced than other wholesale funding sources. The increase was primarily due to net income of $7.4 million and an increase in other comprehensive income of $1.1 million offset in part by cash dividends paid of $3.8 million.

Stockholders’ Equity. Stockholders’ equity increased by $6.4 million, or 3.6%, to $182.7 million at September 30, 2017 from $176.3 million at September 30, 2016. The increase was primarily due to net income of $7.4 million and an increase in other comprehensive income of $1.1 million partially offset by cash dividends paid of $3.8 million.

Comparison of Operating Results for the Years Ended September 30, 2017 and September 30, 2016.

Net Income. Net income decreased by $388,000, or 5.0%, to $7.3 million for the fiscal year ended September 30, 2017 from $7.7 million for the fiscal year ended September 30, 2016. The decrease was primarily due to a decrease in net interest income and non-interest income partially offset by a decrease in non interest expense.

Net Interest Income. Net interest income decreased by $1.4 million, or 3.0%, to $45.5 million for fiscal year 2017 from $46.9 million for fiscal year 2016, primarily due to the increases in interest expense from deposits and short term borrowings.

Interest Income. Interest income decreased $48,000, or 0.1%, to $58.3 million for fiscal year 2017 from $58.4 million for fiscal year 2016. The decrease resulted from a decrease of four basis points in the overall yield on interest earning assets to 3.59% from 3.63%, which had the effect of decreasing interest income by $810,000. This decrease was partially offset by an $18.8 million increase in average interest earning assets, which had the effect of increasing interest income by $762,000.The increase in average interest earning assets during 2017 compared to 2016 included increases in average loans of $11.9 million, average investments of $7.6 million and average other assets of $4.3 million. These increases were partially offset by a decrease in average mortgage backed securities of $4.6 million and average regulatory stock of $330,000. The average yield on loans decreased to 3.92% for the fiscal year 2017, from 4.04% for the fiscal year 2016. The average yields on investment securities increased to 3.20% from 2.92% and the average yields on mortgage backed securities increased to 2.14% for 2017 from 2.03% for the 2016 period.

Interest Expense. Interest expense increased $1.4 million, or 12.0%, to $12.8 million for fiscal year 2017 from $11.4 million for fiscal year 2016, while average interest bearing liabilities increased by $18.6 million year over year. The increase in interest expense resulted from an eight basis point increase in the overall cost of interest bearing liabilities to 0.90% for fiscal 2017 from 0.82% for fiscal 2016 which had the effect of increasing interest expense by $2.1 million along with an increase in lower costing average interest bearing liabilities which had the effect of decreasing interest expense by $726,000 for a net increased interest expense of $1.4 million. Average savings and club accounts increased by $3.8 million, average interest bearing demand deposit accounts increased $47.9 million, average money market accounts increased $52.7 million and average higher costing certificates of deposit decreased $78.6 million. For fiscal 2017, average borrowed funds decreased $7.2 million compared to fiscal 2016. The cost of money market accounts increased to 0.51% for fiscal year 2017 from 0.31% for fiscal year 2016. The cost of savings and club accounts remained unchanged at 0.05% for fiscal 2017. The cost of certificates of deposit increased to 1.33% from 1.14% and the cost of borrowed funds increased to 1.24% from 1.08% for fiscal years 2017 and 2016, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $3.4 million for fiscal year 2017 compared to a $2.6 million provision for the 2016 fiscal year. The allowance for loan losses was $9.4 million, or 0.75% of loans outstanding, at September 30, 2017, compared to $9.1 million, or 0.74% of loans outstanding, at September 30, 2016.

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

Non-Interest Income. Non-interest income decreased $584,000, or 6.7%, to $8.2 million for the year ended September 30, 2017, from $8.8 million for the comparable 2016 period. The decrease was primarily due to decreases in service fees on deposit accounts of $112,000, gain on sale of investments, net of $963,000 and insurance commissions of $96,000.  These decreases were offset, in part, by increases in service charges and fees on loans of $161,000, earnings on bank owned life insurance of $95,000, and other income of $359,000. Gain on sale of investments, net declined primarily because opportunities for investment sales declined in fiscal year 2017 as compared to fiscal year 2016. The Company sold $63.4 million in securities in 2016 as compared to $17.4 million in 2017.

Non-Interest Expense. Non-interest expense decreased $1.4 million, or 3.3%, to $41.4 million for fiscal year 2017 from $42.9 million for the comparable period in 2016. As a result of the Company’s efforts to reduce costs and increase efficiencies, all categories of noninterest expenses declined for the year ended September 30, 2017 compared to the comparable 2016 period except for increases in compensation and employee benefits of $790,000, which increased primarily due to additional employees related to the acquisition of ENB and additional lending staff,  professional fees of $357,000, which increased due to increased use of business consulting services, and advertising of $76,000.

Income Taxes. Income tax expense of $1.6 million was recognized for fiscal year 2017 compared to an income tax expense of $2.6 million recognized for fiscal year 2016. The decrease in income tax expense was primarily due to a decrease in net income before taxes and a lower income tax rate in fiscal year 2017 compared to fiscal year 2016. The lower tax rate was due to the adoption, in 2017, of ASU 2016-09, which resulted in recognition of all excess tax benefits for share-based payment awards to be recognized in income taxes. Previously such tax benefits were recognized in additional paid in capital. The effective tax rate for the year ended September 30, 2017 was 17.8% compared to 25.1% for the 2016 period.

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

Average Balance Sheets for the years Ended September 30, 2017, 2016, and 2015

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$1,227,590	$48,162	3.92%	$1,215,702	$49,084	4.04%	$1,083,475	$45,067	4.16%
Investment securities
Taxable (3)	87,055	2,616	3.00%	85,562	2,182	2.55%	82,074	1,840	2.24%
Exempt from federal income Tax (3) (4)	51,029	1,194	3.55%	44,959	1,074	3.62%	37,162	965	3.93%
Total investment securities	138,084	3,810	3.20%	130,521	3,256	2.92%	119,236	2,805	2.77%
Mortgage-backed securities	253,000	5,426	2.14%	257,588	5,220	2.03%	262,106	5,359	2.04%
Regulatory stock	15,141	729	4.81%	15,471	753	4.87%	13,245	930	7.02%
Other	8,100	191	2.36%	3,848	53	1.38%	3,366	18	0.53%
Total interest-earning assets	1,641,915	58,318	3.59%	1,623,130	58,366	3.63%	1,481,428	54,179	3.69%
Allowance for loan losses	(9,322)			(9,240)			(8,667)
Noninterest-earning assets	130,816			118,606			108,128
Total assets	$1,763,409			$1,732,496			$1,580,889

Interest-bearing liabilities:
NOW accounts	158,294	243	0.15%	$110,437	120	0.11%	$107,782	103	0.10%
Money market accounts	251,432	1,282	0.51%	198,717	622	0.31%	186,121	465	0.25%
Savings and club accounts	138,818	74	0.05%	135,030	69	0.05%	123,028	62	0.05%
Certificates of deposit	517,569	6,872	1.33%	596,143	6,784	1.14%	584,684	6,795	1.16%
Borrowed funds	349,513	4,328	1.24%	356,741	3,836	1.08%	300,035	2,965	0.99%
Total interest-bearing liabilities	1,415,626	12,799	0.90%	1,397,068	11,431	0.82%	1,301,650	10,390	0.80%
Non-interest bearing demand accounts	147,554			138,070			89,333
Noninterest-bearing liabilities	21,600			21,871			17,616
Total liabilities	1,584,780			1,557,009			1,408,599
Equity	178,629			175,487			172,290
Total liabilities and equity	$1,763,409			$1,732,496			$1,580,889
Net interest income		$45,519			$46,935			$43,789
Interest rate spread			2.69%			2.81%			2.89%
Net interest-earning assets	$226,289			$226,062			$179,778
Net interest margin (5)			2.77%			2.89%			2.96%
Average interest-earning assets to average interest-bearing liabilities		115.99%			116.18%			113.81%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized costs on loans totaling $2.6 million in 2017, $2.4 million in 2016, and $1.1 million in 2015.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2017 vs. 2016			For the Years Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$453	$(1,375)	$(922)	$5,352	$(1,335)	$4,017
Investment securities	179	375	554	321	130	451
Mortgage-backed securities	(101)	307	206	(121)	(18)	(139)
Regulatory stock	(15)	(9)	(24)	215	(392)	(177)
Other	84	54	138	2	33	35
Total interest-earning assets	600	(648)	(48)	5,769	(1,582)	4,187
Interest-bearing liabilities:
NOW accounts	67	56	123	1	16	17
Money market accounts	192	468	660	26	131	157
Savings and club accounts	5	-	5	7	-	7
Certificates of deposit	(333)	421	88	119	(130)	(11)
Borrowed funds	(78)	570	492	588	283	871
Total interest-bearing liabilities	(147)	1,515	1,368	741	300	1,041

Net change in interest income	$747	$(2,163)	$(1,416)	$5,028	$(1,882)	$3,146

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2017, the level of net interest income at risk in a 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income. Due to the inability to reduce many deposit rates by the full 200 basis points, the Company’s net interest income at risk in a 100 basis point decline was within the Company’s policy limit of a decline of less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2017.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	44,034	(654)	(1.5)
Static	44,688	-	-
+100	43,345	(1,343)	(3.0)
+200	41,896	(2,792)	(6.2)
+300	40,116	(4,572)	(10.2)

The above table indicates that as of September 30, 2017, in the event of a 300 basis point instantaneous increase in interest rates, the Company would experience an 10.2%, or $4.6 million, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, the Company would experience a 1.5%, or $654,000, decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2017.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	201,462	815	0.4
Flat	200,647	-	-
+100	183,843	(16,804)	(8.4)
+200	162,687	(37,960)	(18.9)
+300	142,527	(58,120)	(29.0)

The preceding table indicates that as of September 30, 2017, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 29.0%, or $58.1 million, decrease in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 0.4%, or $815,000, increase in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2017, $41.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $14.5 million at September 30, 2017. As of September 30, 2017, we had $311.6 million in borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $612.1 million.

At September 30, 2017, we had $147.5 million in loan commitments outstanding, which included $30.2 million in undisbursed construction loans, $35.2 million in unused home equity lines of credit and $70.7 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2017 totaled $291.1 million, or 57.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $19.5 million, $18.2 million, and  $19.3 million for the years ended September 30, 2017, 2016 and 2015, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by/(used in) investing activities was $(30.2) million, $4.7 million, and $(40.4) million in fiscal years 2017, 2016 and 2015, respectively, principally reflecting our loan and investment security activities in the respective periods along with our acquisition of ENB in 2015. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $87.2 million, $112.1 million, and $74.5 million in the years ended September 30, 2017, 2016 and 2015, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $78.2 million, $138.5 million, and $81.2 million in the years ended September 30, 2017, 2016 and 2015, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $8.8 million in fiscal year 2017, $2.1 million in fiscal year 2016, and $17.5 million in fiscal year 2015. In addition, during fiscal 2016 we used $301,000 and in fiscal 2015 we used $3.1 million to repurchase our stock as part of previously disclosed stock repurchase plans.

The following table summarizes our significant fixed and determinable contractual principal obligations and other funding needs by payment date at September 30, 2017. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)

Long-term debt	$89,075	$81,993	$3,100	$-	$174,168
Operating leases	920	1,486	866	946	4,218
Certificates of deposit	291,086	178,767	41,044	-	510,897
Total	$381,081	$262,246	$45,010	$946	$689,283
Commitments to extend credit	$70,075	$-	$-	$77,390	$147,465

We also have obligations under our post retirement plan as described in Note 13 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in fiscal year 2017.

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

For fiscal year 2017, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.  The Company used derivative financial instruments as part of its interest rate hedging activities in 2017.

Impact of Inflation and Changing Prices

The financial statements and related notes of ESSA Bancorp have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are included in Part IV, Item 15 of this Annual Report Form 10-K.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp, Inc.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. See the Consolidated Financial Statements of ESSA Bancorp and related notes included elsewhere in this Annual Report on Form 10-K.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 — Election of Directors,” “— Directors and Executive Officers,” “— Corporate Governance and Code of Ethics and Business Conduct” and “— Board Meetings and Committees” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on March 1, 2018 (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2017 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders	294,646	$12.35	343,552
Equity compensation plans not approved by stockholders	—	—	—
Total	294,646	$12.35	343,552

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheet - at September 30, 2017 and 2016
(C)	Consolidated Statement of Income - Years ended September 30, 2017, 2016 and 2015
(D)	Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2017, 2016 and 2015
(E)	Consolidated Statement of Cash Flows - Years ended September 30, 2017, 2016 and 2015
(F)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(1)

3.2	Bylaws of ESSA Bancorp, Inc.(1)

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.(1)

10.1	Amended and Restated Employment Agreement for Gary S. Olson(2)

10.2	Amended and Restated Employment Agreement for Allan A. Muto(2)

10.3	Amended and Restated Employment Agreement for Chuck D. Hangen(3)

10.4	Amended and Restated Employment Agreement for Diane K. Reimer(2)

10.5	Amended and Restated Employment Agreement for Thomas J. Grayuski

10.6	Supplemental Executive Retirement Plan(4)

10.7	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(4)

10.8	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(4)

10.9	Endorsement Split Dollar Life Insurance Agreement for Diane K. Reimer(4)

10.10	Endorsement Split Dollar Life Insurance Agreement for Thomas J. Grayuski

10.11	ESSA Bancorp, Inc. 2016 Equity Incentive Plan(5)

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
2	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.
3	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2016.
4	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
5

Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on January 26, 2016.

Item 16.	Form 10-K Summary

None.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2017, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2017, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass P.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. ESSA Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on ESSA Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, ESSA Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017, and our report dated December 14, 2017, expressed an unqualified opinion.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ESSA Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. These consolidated financial statements are the responsibility of ESSA Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESSA Bancorp, Inc. and subsidiary as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ESSA Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 14, 2017, expressed an unqualified opinion on the effectiveness of ESSA Bancorp, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 14, 2017

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2017	2016
	(dollars in thousands)
ASSETS
Cash and due from banks	$36,008	$31,815
Interest-bearing deposits with other institutions	5,675	11,843
Total cash and cash equivalents	41,683	43,658
Certificates of deposit	500	1,250
Investment securities available for sale, at fair value	390,452	390,410
Loans receivable (net of allowance for loan losses of $9,365 and $9,056)	1,236,681	1,219,213
Regulatory stock, at cost	13,832	15,463
Premises and equipment, net	16,234	16,844
Bank-owned life insurance	37,626	36,593
Foreclosed real estate	1,424	2,659
Intangible assets, net	1,844	2,487
Goodwill	13,801	13,801
Deferred income taxes	10,422	11,885
Other assets	20,719	18,216

TOTAL ASSETS	$1,785,218	$1,772,479

LIABILITIES
Deposits	$1,274,861	$1,214,820
Short-term borrowings	137,446	129,460
Other borrowings	174,168	230,601
Advances by borrowers for taxes and insurance	5,163	4,956
Other liabilities	10,853	16,298

TOTAL LIABILITIES	1,602,491	1,596,135

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,596,263 and 11,393,558 outstanding at September 30, 2017 and 2016, respectively)	181	181
Additional paid-in capital	180,764	181,900
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(8,720)	(9,174)
Retained earnings	91,147	87,638
Treasury stock, at cost; 6,536,832 and 6,739,537 shares at September 30, 2017 and 2016, respectively	(79,891)	(82,369)
Accumulated other comprehensive loss	(754)	(1,832)

TOTAL STOCKHOLDERS’ EQUITY	182,727	176,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,785,218	$1,772,479

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2017	2016	2015
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$48,162	$49,084	$45,067
Investment securities:
Taxable	8,042	7,402	7,199
Exempt from federal income tax	1,194	1,074	965
Other investment income	920	806	948
Total interest income	58,318	58,366	54,179

INTEREST EXPENSE
Deposits	8,471	7,595	7,425
Short-term borrowings	1,449	658	431
Other borrowings	2,879	3,178	2,534
Total interest expense	12,799	11,431	10,390

NET INTEREST INCOME	45,519	46,935	43,789
Provision for loan losses	3,350	2,550	2,075

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,169	44,385	41,714

NONINTEREST INCOME
Service fees on deposit accounts	3,440	3,552	3,271
Services charges and fees on loans	1,337	1,176	1,152
Trust and investment fees	752	780	901
Gain on sale of investments, net	295	1,258	786
Earnings on bank-owned life insurance	1,033	938	935
Insurance commissions	747	843	790
Other	595	236	61
Total noninterest income	8,199	8,783	7,896

NONINTEREST EXPENSE
Compensation and employee benefits	24,420	23,630	20,606
Occupancy and equipment	4,472	5,129	4,150
Professional fees	2,886	2,529	1,983
Data processing	3,657	3,960	3,449
Advertising	1,137	1,061	974
Federal Deposit Insurance Corporation (“FDIC”) premiums	870	1,160	1,125
(Gain) loss on foreclosed real estate	(370)	27	(148)
Merger-related costs	-	245	285
Amortization of intangible assets	643	763	637
Other	3,723	4,354	3,804
Total noninterest expense	41,438	42,858	36,865

Income before income taxes	8,930	10,310	12,745
Income taxes	1,591	2,583	2,954

NET INCOME	$7,339	$7,727	$9,791
Earnings per share:
Basic	$0.69	$0.74	$0.94
Diluted	$0.69	$0.73	$0.93
Dividends per share	$0.36	$0.36	$0.34

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Net income	$7,339	$7,727	$9,791
Other comprehensive income:
Investment securities available for sale:
Unrealized holding (loss) gain	(7,098)	2,808	4,240
Tax effect	2,414	(955)	(1,441)
Reclassification of gains recognized in net income	(295)	(1,258)	(786)
Tax effect	100	427	268
Net of tax amount	(4,879)	1,022	2,281
Pension plan adjustment:
Change in unrealized gains (losses)	8,039	(1,612)	(3,418)
Tax effect	(2,733)	548	1,162
Reclassification adjustment related to actuarial gains	226	463	241
Tax effect	(77)	(157)	(82)
Net of tax amount	5,455	(758)	(2,097)
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivative included in net income	921	430	-
Tax effect	(416)	(146)	-
Reclassification adjustment for gains on derivatives included in net income	(5)	23	-
Tax effect	2	(8)	-
Net of tax amount	502	299	-
Total other comprehensive income	1,078	563	184
Comprehensive income	$8,417	$8,290	$9,975

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity
		(dollars in thousands)
Balance, September 30, 2014	11,590,378	$181	$182,486	$(10,079)	$77,413	$(80,113)	$(2,579)	$167,309

Net income					9,791			9,791
Other comprehensive income							184	184
Cash dividends declared ($.34 per share)					(3,546)			(3,546)
Stock-based compensation			113					113
Allocation of ESOP stock			109	452				561
Allocation of treasury shares to incentive plan	21,843		(413)			413		-

Treasury shares purchased	(258,977)					(3,132)		(3,132)

Balance, September 30, 2015	11,353,244	181	182,295	(9,627)	83,658	(82,832)	(2,395)	171,280

Net income					7,727			7,727
Other comprehensive income							563	563
Cash dividends declared ($.36 per share)					(3,747)			(3,747)
Stock-based compensation			192					192
Allocation of ESOP stock			159	453				612
Allocation of treasury shares to incentive plan	23,491		(287)			287		-
Stock options exercised	39,523		(459)			477		18
Treasury shares purchased	(22,700)					(301)		(301)

Balance, September 30, 2016	11,393,558	181	181,900	(9,174)	87,638	(82,369)	(1,832)	176,344

Net income					7,339			7,339
Other comprehensive income							1,078	1,078
Cash dividends declared ($.36 per share)					(3,830)			(3,830)
Stock-based compensation			331					331
Allocation of ESOP stock			232	454				686
Allocation of treasury shares to incentive plan	23,971		(293)			293		-
Stock options exercised	178,734		(1,406)			2,185		779

Balance, September 30, 2017	11,596,263	$181	$180,764	$(8,720)	$91,147	$(79,891)	$(754)	$182,727

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$7,339	$7,727	$9,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,350	2,550	2,075
Provision for depreciation and amortization	1,305	1,661	1,326
Amortization and accretion of discounts and premiums, net	4,458	4,053	2,389
Net gain on sale of investment securities	(295)	(1,258)	(786)
Compensation expense from ESOP	686	612	561
Stock-based compensation	331	192	113
Increase in accrued interest receivable	(380)	(516)	(7)
(Decrease) increase in accrued interest payable	(3)	116	35
Earnings on bank-owned life insurance	(1,033)	(938)	(935)
Deferred federal income taxes	754	(158)	784
Increase in accrued pension liability	217	548	206
(Loss) gain on foreclosed real estate	(370)	27	(148)
Amortization of intangible assets	643	763	637
Other, net	2,480	2,780	3,295
Net cash provided by operating activities	19,482	18,159	19,336
INVESTING ACTIVITIES
Purchase of certificates of deposit	-	-	(250)
Certificate of deposit maturities	750	500	267
Investment securities available for sale:
Proceeds from sale of investment securities	17,378	63,370	20,953
Proceeds from principal repayments and maturities	60,776	75,155	60,241
Purchases	(87,176)	(112,056)	(74,531)
Increase in loans receivable, net	(25,765)	(973)	(49,790)
Redemption of regulatory stock	22,334	21,371	16,352
Purchase of regulatory stock	(20,703)	(22,114)	(15,899)
Purchase of bank owned life insurance	-	(5,000)	-
Investment in limited partnership	(1,132)	(367)	-
Proceeds from sale of foreclosed real estate	4,012	2,060	3,254
Capital improvements to foreclosed real estate	(36)	-	(85)
Acquisition, net of cash acquired	-	(16,174)	-
Purchase of premises, equipment, and software	(645)	(1,098)	(878)
Net cash (used for) provided by investing activities	(30,207)	4,674	(40,366)
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	60,041	(34,207)	(37,135)
Net increase (decrease) in short-term borrowings	7,986	38,121	(16,681)
Proceeds from other borrowings	63,057	101,300	91,101
Repayment of other borrowings	(119,490)	(99,800)	(13,300)
Increase in advances by borrowers for taxes and insurance	207	683	180
Purchase of treasury stock shares	-	(301)	(3,132)
Exercising of stock options	779	18	-
Dividends on common stock	(3,830)	(3,747)	(3,546)
Net cash provided by financing activities	8,750	2,067	17,487
(Decrease) increase in cash and cash equivalents	(1,975)	24,900	(3,543)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,658	18,758	22,301
CASH AND CASH EQUIVALENTS AT END OF YEAR	$41,683	$43,658	$18,758

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES
	Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Cash paid:
Interest	$12,802	$11,251	$10,355
Income taxes	(389)	700	375
Noncash items:
Transfers from loans to foreclosed real estate	2,371	2,266	2,723
Pension plan curtailment	4,579	-	-
Unrealized holding (loss) gain on investment securities available for sale	(7,393)	1,550	3,454
Acquisitions:
Noncash assets acquired:
Investments available for sale	-	36,275	-
Loans receivable	-	123,380	-
Regulatory stock	-	889	-
Premises and equipment	-	945	-
Accrued interest receivable	-	185	-
Intangible assets	-	1,491	-
Goodwill	-	3,542	-
Deferred tax assets	-	715	-
Other assets	-	1,989	-
Liabilities assumed:
Certificates of deposit	-	32,408	-
Deposits other than certificates of deposit	-	119,865	-
Accrued interest payable	-	64	-
Other liabilities	-	900	-
Net noncash assets acquired	-	16,174	-
Cash acquired	-	8,481	-

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. On November 6, 2014, the Company converted its status from a savings and loan holding company to a bank holding company. In addition, the Bank converted from a Pennsylvania-chartered savings association to a Pennsylvania-chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Delaware, Chester, and Montgomery counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Community Bankers Bank stock. Regulatory stock is carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2017.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2017 and 2016, were not impaired. Total servicing assets included in other assets as of September 30, 2017 and 2016, were $232,000 and $398,000, respectively.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

The following tables provide information for the carrying amount of goodwill and intangible assets (dollars in thousands).

Goodwill	2017	2016
Balance at beginning of year	$13,801	$10,259
Goodwill acquired	-	3,542

Balance at end of year	$13,801	$13,801

Intangible assets	2017	2016
Balance at beginning of year	$2,487	$1,759
Intangible assets acquired	-	1,491
Amortization	(643)	(763)

Balance at end of year	$1,844	$2,487

Amortizable intangible assets were composed of the following:

		September 30,
		2017	2016
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)

Customer data	$4,787	$2,943	$2,300

	2017	2016
Aggregate amortization expense:
As of the years ended September 30	$643	$763

Estimated future amortization expense (dollars in thousands):

2018	$469
2019	309
2020	275
2021	272
2022	239
2023	190
2024	90

$1,844

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

Comprehensive Income (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income (loss) is composed of net unrealized holding gains or losses on its available-for-sale investment and mortgage-backed securities portfolio and derivative instruments, and changes in unrecognized pension cost.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition.  Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows.  The Company early adopted this ASU as of October 1, 2016 which resulted in $152,000 of excess tax benefits from the exercise of nonqualified stock options being recognized in income tax expense for the year ended September 30, 2017.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. For all other entities (including all nonprofit organizations “NPOs”), it is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. This guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.  The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. The Update also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842.  This Update is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2017, 2016, and 2015.

	2017	2016	2015
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095

Average treasury stock shares	(6,606,116)	(6,769,423)	(6,682,911)

Average unearned ESOP shares	(882,617)	(927,908)	(973,168)

Average unearned nonvested shares	(42,629)	(37,276)	(22,560)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	10,601,733	10,398,488	10,454,456

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	-	-	9,787

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	61,724	120,580	78,887

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,663,457	10,519,068	10,543,130

At September 30, 2017 there were 43,953 shares of nonvested stock outstanding at an average weighted price of $14.50 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2016, there were 31,896 shares of nonvested stock outstanding at a price of $13.00 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2015, there were 12,230 shares of nonvested stock outstanding at a price of $11.07 per share  that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$119,333	$207	$(1,203)	$118,337
Freddie Mac	98,668	177	(808)	98,037
Governmental National Mortgage Association securities	17,609	43	(203)	17,449
Total mortgage-backed securities	235,610	427	(2,214)	233,823
Obligations of states and political subdivisions	64,382	1,522	(546)	65,358
U.S. government agency securities	18,615	61	(5)	18,671
Corporate obligations	49,025	335	(618)	48,742
Other debt securities	24,200	47	(414)	23,833
Total debt securities	391,832	2,392	(3,797)	390,427
Equity securities - financial services	25	-	-	25
Total	$391,857	$2,392	$(3,797)	$390,452

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$115,535	$1,891	$(173)	$117,253
Freddie Mac	84,486	1,369	(85)	85,770
Governmental National Mortgage Association securities	16,091	76	(28)	16,139
Total mortgage-backed securities	216,112	3,336	(286)	219,162
Obligations of states and political subdivisions	71,323	2,432	(65)	73,690
U.S. government agency securities	25,669	272	-	25,941
Corporate obligations	38,331	599	(512)	38,418
Other debt securities	32,962	428	(216)	33,174
Total debt securities	384,397	7,067	(1,079)	390,385
Equity securities - financial services	25	-	-	25
Total	$384,422	$7,067	$(1,079)	$390,410

The amortized cost and fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$14,530	$14,536
Due after one year through five years	34,229	34,504
Due after five years through ten years	89,022	88,947
Due after ten years	254,051	252,440
Total	$391,832	$390,427

For the years ended September 30, 2017, 2016, and 2015, the Company realized gross gains of $299,000, $1,258,000, and $796,000, and gross losses of $4,000, $0, and $10,000, respectively, and proceeds from the sale of investment securities of $17,378,000, $63,370,000, and $20,953,000, respectively. During the first quarter of 2016, the Company sold $16.2 million of investment securities which were acquired in the merger with Eagle National Bancorp, Inc (“ENB”). The Company realized no gain or loss from the sale of these securities.

Investment securities with carrying values of $235,926,000 and $201,596,000 at September 30, 2017 and 2016, respectively, were pledged to secure public deposits and other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	2017
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	55	$61,852	$(558)	$20,679	$(645)	$82,531	$(1,203)
Freddie Mac	39	38,913	(354)	16,427	(454)	55,340	(808)
Governmental National Mortgage Association securities	11	6,669	(41)	6,903	(162)	13,572	(203)
Obligations of states and political subdivisions	25	10,944	(59)	17,425	(487)	28,369	(546)
U.S. government agency securities	3	8,995	(5)	-	-	8,995	(5)
Corporate obligations	22	15,119	(104)	8,032	(514)	23,151	(618)
Other debt securities	19	7,141	(104)	13,806	(310)	20,947	(414)

Total	174	$149,633	$(1,225)	$83,272	$(2,572)	$232,905	$(3,797)

	2016
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$6,841	$(21)	$12,261	$(152)	$19,102	$(173)
Freddie Mac	11	7,457	(11)	6,375	(74)	13,832	(85)
Governmental National Mortgage Association securities	5	4,704	(16)	1,267	(12)	5,971	(28)
Obligations of states and political subdivisions	12	14,420	(65)	-	-	14,420	(65)
Corporate obligations	12	8,778	(172)	5,303	(340)	14,081	(512)
Other debt securities	13	6,582	(126)	6,914	(90)	13,496	(216)

Total	70	$48,782	$(411)	$32,120	$(668)	$80,902	$(1,079)

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

The Company reviews its position quarterly and has asserted that at September 30, 2017 and 2016, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2017 and 2016, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

4.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2017	2016
Real estate loans:
Residential	$586,708	$596,645
Construction	3,097	1,733
Commercial	318,323	288,447
Commercial	44,129	39,978
Obligations of states and political subdivisions	58,079	56,923
Home equity loans and lines of credit	46,219	48,163
Auto loans	186,646	193,078
Other	2,845	3,302
	1,246,046	1,228,269
Less allowance for loan losses	9,365	9,056
Net loans	$1,236,681	$1,219,213

Included in the September 30, 2017 balances are loans acquired from Eagle National Bank in 2015, First National Community Bank and Franklin Security Bank in 2014 and First Star Bank in 2012.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended September 30, 2017 and 2016 (in thousands):

	September 30, 2017	September 30, 2016
Balance at beginning of period	$478	$258
Acquisition of ENB	-	240
Reclassification and other	215	163
Accretion	(222)	(183)
Balance at end of period	$471	$478

Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality were $215,000 and $163,000 of reclassifications from nonaccretable discounts to accretable discounts in 2017 and 2016 respectively.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2017	September 30, 2016
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$5,490	$6,893
Carrying amount	4,388	5,563

There has been $155,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2017. There has been $236,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2016. In addition, no allowance for loan losses has been reversed.

Loans serviced by the Company for others amounted to $61,167,000 and $78,497,000 at September 30, 2017 and 2016, respectively.

The Company’s primary business activity is with customers located in counties where its branch offices are located and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30,

2017 and 2016, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2017, 2016, and 2015, the Company had nonaccrual loans of $14,263,000, $19,315,000, and $20,105,000,respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $449,000, $782,000, and $188,000, for the years ended September 30, 2017, 2016, and 2015, respectively.

The following table shows the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2017
Real estate loans:
Residential	$586,708	$6,202	$-	$580,506
Construction	3,097	-	-	3,097
Commercial	318,323	7,211	3,775	307,337
Commercial	44,129	1,385	283	42,461
Obligations of states and political subdivisions	58,079	-	-	58,079
Home equity loans and lines of credit	46,219	176	330	45,713
Auto Loans	186,646	572	-	186,074
Other	2,845	30	-	2,815
Total	$1,246,046	$15,576	$4,388	$1,226,082

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2016
Real estate loans:
Residential	$596,645	$8,721	$-	$587,924
Construction	1,733	-	-	1,733
Commercial	288,447	11,237	4,615	272,595
Commercial	39,978	1,698	411	37,869
Obligations of states and political subdivisions	56,923	-	-	56,923
Home equity loans and lines of credit	48,163	361	537	47,265
Auto Loans	193,078	526	-	192,552
Other	3,302	22	-	3,280
Total	$1,228,269	$22,565	$5,563	$1,200,141

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2017
With no specific allowance recorded:
Real estate loans:
Residential	$4,392	$5,730	$-	$5,373	$39
Construction	-	-	-	-	-
Commercial	7,191	9,396	-	8,816	297
Commercial	1,385	1,575	-	1,579	120
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	176	258	-	231	-
Auto loans	123	237	-	116	1
Other	30	36	-	8	-
Subtotal	13,297	17,232	-	16,123	457
With an allowance recorded:
Real estate loans:
Residential	1,810	2,264	154	1,814	-
Construction	-	-	-	-	-
Commercial	20	1,193	19	360	-
Commercial	-	-	-	30	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	3	-
Auto loans	449	468	172	263	7
Other	-	-	-	-	-
Subtotal	2,279	3,925	345	2,470	7
Total:
Real estate loans:
Residential	6,202	7,994	154	7,187	39
Construction	-	-	-	-	-
Commercial	7,211	10,589	19	9,176	297
Commercial	1,385	1,575	-	1,609	120
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	176	258	-	234	-
Auto loans	572	705	172	379	8
Other	30	36	-	8	-
Total	$15,576	$21,157	$345	$18,593	$464

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2016
With no specific allowance recorded:
Real estate loans:
Residential	$6,721	$9,016	$-	$7,560	$82
Construction	-	-	-	-	-
Commercial	10,939	12,928	-	12,490	496
Commercial	1,698	1,725	-	1,556	124
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	361	432	-	553	2
Auto loans	253	365	-	295	2
Other	22	22	-	6	-
Subtotal	19,994	24,488	-	22,460	706
With an allowance recorded:
Real estate loans:
Residential	2,000	2,151	198	2,314	12
Construction	-	-	-	-	-
Commercial	298	303	36	1,118	-
Commercial	-	-	-	2	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	90	-
Auto loans	273	273	113	241	10
Other	-	-	-	-	-
Subtotal	2,571	2,727	347	3,765	22
Total:
Real estate loans:
Residential	8,721	11,167	198	9,874	94
Construction	-	-	-	-	-
Commercial	11,237	13,231	36	13,608	496
Commercial	1,698	1,725	-	1,558	124
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	361	432	-	643	2
Auto loans	526	638	113	536	12
Other	22	22	-	6	-
Total	$22,565	$27,215	$347	$26,225	$728

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2017 and 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Commercial real estate loans	$300,554	$3,376	$14,393	$-	$318,323
Commercial	40,996	32	3,101	-	44,129
Obligations of states and political subdivisions	58,079	-	-	-	58,079
Total	$399,629	$3,408	$17,494	$-	$420,531

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016
Commercial real estate loans	$260,088	$8,886	$19,473	$-	$288,447
Commercial	36,684	180	3,114	-	39,978
Obligations of states and political subdivisions	56,923	-	-	-	56,923
Total	$353,695	$9,066	$22,587	$-	$385,348

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2017 and 2016 (in thousands):

	Performing	Nonperforming	Purchased Credit Impaired	Total
September 30, 2017
Real estate loans:
Residential	$580,116	$6,592	$-	$586,708
Construction	3,097	-	-	3,097
Home equity loans and lines of credit	45,576	313	330	46,219
Auto Loans	185,910	736	-	186,646
Other	2,807	38	-	2,845
Total	$817,506	$7,679	$330	$825,515

	Performing	Nonperforming	Purchased Credit Impaired	Total
September 30, 2016
Real estate loans:
Residential	$587,673	$8,972	$-	$596,645
Construction	1,733	-	-	1,733
Home equity loans and lines of credit	47,213	413	537	48,163
Auto Loans	192,734	344	-	193,078
Other	3,271	31	-	3,302
Total	$832,624	$9,760	$537	$842,921

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2017 and 2016 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2017
Real estate loans:
Residential	$577,034	$2,661	$421	$-	$6,592	$9,674	$-	$-	$586,708
Construction	3,097	-	-	-	-	-	-	-	3,097
Commercial	312,098	172	-	-	2,278	2,450	612	3,163	318,323
Commercial	43,298	18	-	-	530	548	-	283	44,129
Obligations of states and political subdivisions	58,079	-	-	-	-	-	-	-	58,079
Home equity loans and lines of credit	45,460	101	15	-	313	429	-	330	46,219
Auto loans	185,247	631	32	-	736	1,399	-	-	186,646
Other	2,789	14	4	-	38	56	-	-	2,845
Total	$1,227,102	$3,597	$472	$-	$10,487	$14,556	$612	$3,776	$1,246,046

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2016
Real estate loans:
Residential	$585,517	$1,496	$660	$-	$8,972	$11,128	$-	$-	$596,645
Construction	1,733	-	-	-	-	-	-	-	1,733
Commercial	279,019	1,093	191	-	3,529	4,813	-	4,615	288,447
Commercial	38,862	185	57	-	463	705	-	411	39,978
Obligations of states and political subdivisions	56,923	-	-	-	-	-	-	-	56,923
Home equity loans and lines of credit	47,026	40	147	-	413	600	-	537	48,163
Auto loans	191,785	717	232	-	344	1,293	-	-	193,078
Other	3,264	7	-	-	31	38	-	-	3,302
Total	$1,204,129	$3,538	$1,287	$-	$13,752	$18,577	$-	$5,563	$1,228,269

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios, and (3) an unallocated allowance not to exceed 10% of total reserves which acts as a contingency against unforeseen future events which may negatively impact the Company’s loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2017, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2017, 2016 and 2015 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2014	$5,573	$11	$663	$528	$163	$470	$459	$32	$735	$8,634
Charge-offs	(1,359)	-	(65)	(30)	-	(27)	(596)	(6)	-	(2,083)
Recoveries	76	-	84	23	-	15	87	8	-	293
Provision	850	(4)	(11)	172	26	3	1,620	(7)	(574)	2,075
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
ALL balance at September 30, 2015	$5,140	$7	$671	$693	$189	$461	$1,570	$27	$161	$8,919
Charge-offs	(1,040)	-	(266)	(18)	-	(209)	(1,262)	-	-	(2,795)
Recoveries	59	-	52	7	-	9	246	9	-	382
Provision	267	6	395	200	26	194	1,326	(11)	147	2,550
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
Charge-offs	(504)	-	(1,352)	(31)	-	(18)	(2,009)	(9)	-	(3,923)
Recoveries	22	-	27	1	-	8	815	9	-	882
Provision	(66)	10	2,231	135	33	25	1,150	(4)	(164)	3,350
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Individually evaluated for impairment	$154	$-	$19	$-	$-	$-	$172	$-	$-	$345
Collectively evaluated for impairment	3,724	23	1,739	987	248	470	1,664	21	144	9,020
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Individually evaluated for impairment	$198	$-	$36	$-	$-	$-	$113	$-	$-	$347
Collectively evaluated for impairment	4,228	13	816	882	215	455	1,767	25	308	8,709
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. The Company allocated increased provisions to the construction loan, commercial real estate, commercial, obligations of states and political subdivisions, home equity loans and lines of credit, and auto loan segments for the year ended September 30, 2017, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Commercial real estate loans, which had charge offs of $1.4 million and balance increases of $29.9 million for the year ended September 30, 2017, had the largest increase in provisions. The Company allocated decreased allowance for loan loss provisions to the residential real estate and other loan segments due to either declining loan balances and/or actual loss experience being less than previously estimated. The provision for auto loans declined from $1.3 million to $1.2 million due to declining balances offsetting net (of recoveries) charge off activity.

The Company allocated increased provisions to the construction loan, commercial real estate, commercial, obligations of states and political subdivisions, residential real estate, and indirect auto loan segments for the year ended September 30, 2016, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Auto loans, which had charge offs of $1.3 million and balance increases of $30.9 million for the year ended September 30, 2016, had the largest increase in provisions. The Company allocated decreased allowance for loan loss provisions to the other loan segments due to declining loan balances and actual loss experience being less than previously estimated.

The Company allocated increased provisions to the residential real estate, commercial, obligations of states and political subdivisions, home equity loans and lines of credit, and auto loans segments for the year ended September 30, 2015, due to either increased loans balances and/or charge-off activity in those segments. Outstanding loan balances of auto loans, which increased $61.6 million from September 30, 2014 to September 30, 2015, had the largest increase in provisions. Despite the above allocations, the allowance for loan losses is general in nature and is available to absorb losses from any loan segment.

The following is a summary of troubled debt restructurings granted during the periods indicated (in thousands).

	For the Year Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	6	$1,154	$1,167
Construction	-	-	-
Commercial	2	1,208	1,163
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	2	37	37
Other	1	22	22
Total	11	$2,421	$2,389

	For the Year Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	12	$1,701	$1,701
Construction	-	-	-
Commercial	4	2,139	2,139
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	1	5	5
Auto loans	-	-	-
Other	-	-	-
Total	17	$3,845	$3,845

Of the eleven new troubled debt restructurings granted for the year ended September 30, 2017, three loans totaling $1.2 million were granted terms concessions, six loans totaling $832,000  were granted terms and rate concessions and two loans totaling $368,000 were granted rate concessions.

Of the seventeen new troubled debt restructurings granted for the year ended September 30, 2016, eight loans totaling $2.4 million were granted terms and rate concessions and seven loans totaling $1.5 million were granted terms concessions and two loans totaling $29,000 was granted an interest rate concession.

For the year ended September 30, 2017 there were no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification. For the year ended September 30, 2016 there were no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included on the Consolidated Balance Sheet. As of September 30, 2017, included within the foreclosed assets is $819,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end. As of September 30, 2017, the Company has initiated formal foreclosure proceedings on $2.2 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

5.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2017	2016

Land and land improvements	$6,269	$6,269
Buildings and leasehold improvements	17,047	16,861
Furniture, fixtures, and equipment	11,412	11,159
Construction in process	30	2
	34,758	34,291
Less accumulated depreciation	(18,524)	(17,447)

Total	$16,234	$16,844

Depreciation expense amounted to $1,077,000, $1,456,000, and $1,131,000, for the years ended September 30, 2017, 2016, and 2015, respectively.

6.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (in thousands):

	2017		2016
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Noninterest-bearing demand accounts	—%	$160,125	—%	$142,924
Interest bearing demand accounts	0.24	208,369	0.13	167,259
Money market accounts	0.51	253,949	0.31	249,947
Savings and club accounts	0.05	141,521	0.05	142,021
Certificates of deposit	1.39	510,897	1.20	512,669

Total	0.70%	$1,274,861	0.64%	$1,214,820

	2017		2016
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount

Certificates of deposit:
0.00 - 2.00%	1.30%	$460,132	1.14%	$484,341
2.01 - 4.00%	2.19	50,765	2.26	28,328

Total	1.39%	$510,897	1.20%	$512,669

At September 30, 2017 scheduled maturities of certificates of deposit are as follows (in thousands):

2018	$291,086
2019	121,643
2020	57,124
2021	14,577
2022	26,467

Total	$510,897

Brokered deposits totaled $139,736,000 and $198,600,000 at September 30, 2017 and 2016, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $71,073,000 and $29,478,000 at September 30, 2017 and 2016, respectively.

The scheduled maturities of certificates of deposit in denominations of $250,000 or more as of September 30, 2017, are as follows (in thousands):

Within three months	$11,082
Three through six months	26,824
Six through twelve months	14,803
Over twelve months	18,364

Total	$71,073

7.	SHORT-TERM BORROWINGS

As of September 30, 2017 and 2016, the Company had $137,446,000 and $129,460,000 of short-term borrowings, respectively, of which $10.0 million in 2017 and $0 in 2016 were advances on a $150,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2017, the Company had a borrowing limit of approximately $612.1 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2017	2016	2015
Balance at year-end	$137,466	$129,460	$91,339
Maximum amount outstanding at any month-end	185,201	182,636	132,533
Average balance outstanding during the year	147,765	120,590	115,006
Weighted-average interest rate:
As of year-end	1.36%	0.64%	0.40%
Paid during the year	0.98%	0.55%	0.37%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

8.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances (in thousands):

	Maturity Range		Weighted- Average	Stated Interest Rate Ranged
Description	From	To	Interest Rate	From	To	2017	2016
Convertible	12/5/2018	12/5/2018	3.30%	3.30%	3.30%	$5,000	$5,000
Fixed rate	10/23/2017	10/27/2020	1.68	0.89	2.85	75,601	98,851
Mid-term	10/23/2017	9/9/2019	1.29	0.76	1.66	93,567	126,750

Total						$174,168	$230,601

Maturities of FHLB long-term advances are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- Average Rate

2018	$89,075	1.29%
2019	70,247	1.78
2020	11,746	1.70
2021	3,100	1.57

Total	$174,168	1.52%

Included above is one convertible note for $5,000,000 which is convertible to a variable-rate advance on specific dates at the discretion of the FHLB. Should the FHLB convert this advance, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first-mortgage loans.

9.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2017	2016	2015
Current:
Federal	$837	$3,456	$2,154
State	—	—	16
Total current taxes	837	3,456	2,170
Deferred income tax benefit	754	(873)	784
Total income tax provision	$1,591	$2,583	$2,954

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2017	2016
Deferred tax assets:
Allowance for loan losses	$3,184	$3,079
Adjustment to record funded status of pension plan	324	3,134
Investment losses subject to Section 382 limitation	4,562	5,018
Purchase accounting adjustment	341	49
Net unrealized loss on securities	478	—
Deferred compensation	631	643
Other real estate owned	273	293
Nonaccrual interest	223	332
Other	3,385	3,669
Total gross deferred tax assets	13,401	16,217
Deferred tax liabilities:
Pension plan	924	998
Net unrealized gain on securities	—	2,036
Mortgage servicing rights	80	93
Premises and equipment	12	218
Net unrealized gain on derivatives	413	102
Other	1,550	885
Total gross deferred tax liabilities	2,979	4,332
Net deferred tax assets	$10,422	$11,885

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. The Company’s federal and state income tax returns for taxable years through 2012 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	2017		2016		2015
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$3,036	34.0%	$3,505	34.0%	$4,333	34.0%
Income from bank-owned life insurance	(351)	(3.9)	(319)	(3.1)	(318)	(2.5)
Tax-exempt income	(843)	(9.5)	(826)	(8.0)	(752)	(5.9)
Low-income housing credits	(197)	(2.2)	(226)	(2.2)	(254)	(2.0)
Nondeductible merger expenses	—	—	89	0.9	21	0.2
Other, net	(54)	(0.6)	360	3.5	(76)	(0.6)
Actual tax expense and effective rate	$1,591	17.8%	$2,583	25.1%	$2,954	23.2%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4.6 million at September 30, 2017, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The Act also provides for the recapture of deductions arising from the Bank’s applicable excess reserve, which is defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

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

The off-balance sheet commitments consist of the following (in thousands):

	2017	2016

Commitments to extend credit	$67,265	$82,223
Standby letters of credit	2,810	3,187
Unfunded lines of credit	77,390	59,620

Commitments to extend credit consist of fixed and variable rate commitments with interest rates ranging from 2.60 percent to 6.25 percent. The commitments outstanding at September 30, 2017, contractually mature in less than one year.

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

The Company is required to maintain a reserve balance with certain third party providers.  At September 30, 2017 the reserve balance was $1.2 million.

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October, 2017 where they reached a tentative agreement to resolve the claims asserted against the Bank on a class wide basis. The terms of the settlement are still being negotiated, but the tentative agreement calls for the Bank to make a payment of $1,325,000 to the plaintiffs. The Bank’s insurance carrier will cover the payment made by the Bank in excess of a $125,000 retention. The settlement, when fully negotiated, will still be subject to court approval.

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

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2017 (in thousands):

2018	$920
2019	780
2020	706
2021	515
2022	351
2023 and beyond	946
Total	$4,218

The total rental expenses for the above leases for the years ended September 30, 2017, 2016, and 2015, were $1.3 million, $1.3 million, and $917,000, respectively. The Company also operates six offices that currently do not have long-term operating leases.

12.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

The Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at 3.75 percent and requires an annual payment of principal and interest of $718,000 through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $686,000, $612,000, and $561,000 for the years ended September 30, 2017, 2016, and 2015, respectively.

The following table presents the components of the ESOP shares:

	2017	2016

Allocated shares	359,711	361,308

Shares committed to be released	33,962	33,962

Unreleased shares	871,686	916,968

Total ESOP shares	1,265,359	1,312,238

Fair value of unreleased shares (in thousands)	$13,685	$12,682

Equity Incentive Plan

The Company previously maintained the ESSA Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provided for a total of 2,377,326 shares of common stock for issuance upon the grant or exercise of awards. Of the shares available under the Plan, 1,698,090 were available to be issued in connection with the exercise of stock options and 679,236 were available to be issued as restricted stock. The Plan allowed for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted stock. Options under the plan were granted at no less than the fair value of the Company’s common stock on the date of the grant. As of the effective date of the 2016 Equity Incentive Plan (detailed below), no further grants will be made under the plan and forfeitures of outstanding awards under the plan will be added to the shares available under the 2016 Equity Incentive Plan.

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

The 2013 restricted stock shares vested over an 18-month service period. The 2014 restricted shares vested over a 39 month service period. The 2015 restricted shares vest over a 40 month service period. The March 4, 2016 restricted shares vest over a 43 month service period. The December 13, 2016 restricted shares vest over a 46 month service period. The March 29, 2017 restricted shares vest over 42 months for 1,296 shares and over 18 months for 2,000 shares. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.

During the years ended September 30, 2017, 2016, and 2015, the Company recorded $318,000, $193,000, and $95,000 of share-based compensation expense consisting of restricted stock expense. Expected future compensation expense relating to the restricted shares issued in 2015, at September 30, 2017 is $82,000 over the remaining vesting period of 1.0 year. Expected future compensation expense relating to the restricted shares issued in March 2016, at September 30, 2017 is $170,000 over the remaining vesting period of 2.0 years. Expected future compensation expense relating to the restricted shares issued in December 2016, at September 30, 2017 is $268,000 over the remaining vesting period of 3.0 years. Expected future compensation expense relating to the restricted shares (1,296) issued in March 2017, at September 30, 2017 is $16,000 over the remaining vesting period of 3.0 years. Expected future compensation expense relating to the restricted shares (2,000) issued in March 2017, at September 30, 2017 is $19,000 over the remaining vesting period of 1.0 year.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2017.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2016	905,987	$12.35	1.67	$1,341
Granted	-	-	-	-
Exercised	611,341	12.35	0.67	-
Forfeited	-	-	-	-

Outstanding, September 30, 2017	294,646	12.35	0.67	987

Exercisable at year-end	294,646	12.35	0.67	987

The following is a summary of the status of the Company’s nonvested restricted stock as of September 30, 2017, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2016	31,896	$13.01
Granted	23,971	16.28
Vested	(21,175)	13.62
Forfeited	-	-

Nonvested at September 30, 2017	34,692	$14.89

Defined Benefit Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary. In February 2017, the Bank amended the defined benefit pension plan to provide that no additional participants would enter the plan and no additional benefits would accrue beyond February 28, 2017. This curtailment resulted in a $4,579,000 reduction to the projected benefit obligation as well as a reduction in accumulated other comprehensive loss of $3,022,000 in 2017.

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2017	2016

Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$25,470	$22,093
Service cost	516	987
Interest cost	859	972
Actuarial (gains) losses	(2,857)	2,012
Curtailment (Plan Freeze)	(4,579)	-
Benefits paid	(811)	(594)
Projected benefit obligation at end of year	18,598	25,470
Change in plan assets:
Fair value of plan assets at beginning of year	19,188	17,507
Actual return on plan assets	1,986	1,644
Contributions	-	631
Benefits paid	(811)	(594)
Fair value of plan assets at end of year	20,363	19,188
Funded status	$1,765	$(6,282)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2017	2016	2015
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$953	$9,216	$8,068

The accumulated benefit obligation for the defined benefit pension plan was $18,598,000 and $20,361,000 at September 30, 2017 and 2016, respectively.

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2017	2016	2015

Service cost	$516	$987	$873
Interest cost	859	972	826
Expected return on plan assets	(1,385)	(1,244)	(1,233)
Amortization of unrecognized loss	226	463	241
Net periodic benefit cost	$216	$1,178	$707

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.

Weighted-average assumptions used to determine benefit obligations:

	2017	2016

Discount rate	3.85%	3.70%
Rate of compensation increase	N/A	3.00

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2017	2016	2015

Discount rate	4.10%	4.45%	4.45%
Expected long-term return on plan assets	7.00	7.00	7.00
Rate of compensation increase	N/A	4.00	4.00

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2017 and 2016 (in thousands):

	September 30, 2017
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$-	$7,999	$-	$7,999
Equity	-	12,353	-	12,353
Investment in short-term investments	-	11	-	11

Total assets at fair value	$-	$20,363	$-	$20,363

	September 30, 2016
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$-	$7,654	$-	$7,654
Equity	-	11,502	-	11,502
Investment in short-term investments	-	32	-	32

Total assets at fair value	$-	$19,188	$-	$19,188

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, 2017 and 2016 by asset category, are as follows:

	September 30,
Asset Category	2017	2016

Fixed income securities	39.3%	39.9%
Equity securities	60.7	59.9
Other	0.0	0.2

Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank expects to contribute $0 to its pension plan in 2017.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2018	$1,109
2019	851
2020	2,949
2021	3,181
2022	556
2023-2027	5,691

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were reinstated in March 2017. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the year ended September 30, 2017 was $251,000.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $1.6 million and $1.2 million at September 30, 2017 and 2016, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $447,000 and $413,000 in expense related to the supplemental executive retirement plan for the years ended September 30, 2017 and 2016, respectively. There was no expense related to the supplemental executive retirement plan for the year ended September 30, 2015.

13.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2017 and 2016, was $15,228,000 and $10,523,000, respectively.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2017, the Bank met all capital adequacy requirements to which it is subject.

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

As of September 30, 2017 and 2016, the FDIC categorized the Bank and the Federal Reserve categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital (in thousands):

	2017	2016
Total stockholders’ equity	$175,127	$166,327
Accumulated other comprehensive loss	754	1,832
Goodwill and certain other intangible assets	(15,276)	(15,294)
Tier I, common equity and core capital	160,605	152,865

Allowance for loan losses and off-balance sheet commitments	9,720	9,411

Total risk-based capital	$170,325	$162,276

The Bank’s actual capital ratios are presented in the following table (in thousands):

	2017		2016
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$170,325	14.0%	$162,276	13.7%
For capital adequacy purposes	97,458	8.0	94,548	8.0
To be well capitalized	121,822	10.0	118,186	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$160,605	13.2%	$152,865	12.9%
For capital adequacy purposes	73,093	6.0	70,911	6.0
To be well capitalized	97,458	8.0	94,548	8.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$160,605	13.2%	$152,865	12.9%
For capital adequacy purposes	54,820	4.5	53,183	4.5
To be well capitalized	79,184	6.5	76,821	6.5

Tier 1 capital (to adjusted assets)

Actual	$160,605	9.2%	$152,865	8.8%
For capital adequacy purposes	69,878	4.0	69,811	4.0
To be well capitalized	87,247	5.0	87,264	5.0

The Company’s ratios do not differ significantly from the Bank’s ratios presented above.

15.	FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s securities, real estate owned, and impaired loans measured at fair value as of September 30, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	September 30, 2017
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$-	$233,823	$-	$233,823
Obligations of states and political subdivisions	-	65,358	-	65,358
U.S. government agency securities	-	18,671	-	18,671
Corporate obligations	-	41,518	7,224	48,742
Other debt securities	-	23,833	-	23,833
Equity securities - financial services	25	-	-	25
Total securities	25	383,203	7,224	390,452
Derivatives and hedging activities:	-	1,215	-	1,215

Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	-	-	1,424	1,424
Impaired loans	-	-	15,231	15,231
Mortgage servicing rights	-	-	232	232

	September 30, 2016
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$-	$219,162	$-	$219,162
Obligations of states and political subdivisions	-	73,690	-	73,690
U.S. government agency securities	-	25,941	-	25,941
Corporate obligations	-	31,433	6,985	38,418
Other debt securities	-	32,674	500	33,174
Equity securities - financial services	25	-	-	25
Total securities	25	382,900	7,485	390,410
Derivatives and hedging activities:	-	453	-	453

Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	-	-	2,659	2,659
Impaired loans	-	-	22,218	22,218
Mortgage servicing rights	-	-	398	398

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the years ended September 30, 2017 and 2016 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2017	September 30, 2016
Beginning balance	$7,485	$4,211
Purchases, sales, issuances, settlements, net	-	3,292
Total unrealized gain:
Included in earnings	-	-
Included in other comprehensive income	4	(18)
Transfers into Level III	750	-
Transfers out of Level III	(1,015)	-
	$7,224	$7,485

One investment security totaling $750,000 was transferred into Level III investments for the year ended September 30, 2017 because market pricing is no longer available. One investment security for $1.0 million was transferred out of Level III investments for the year ended September 30, 2017 because market pricing is available and it no longer meets the definition of a Level III investment. No securities were transferred into or out of Level III investments for the year ended September 30, 2016.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level II inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level I inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the Nasdaq Stock Market.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value (dollars in thousands):

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

September 30, 2017
Impaired loans	$15,231	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 57% (24.0%)
Foreclosed real estate owned	1,424	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (22.1%)
Mortgage servicing rights	232	Discounted cash flow	Discount rate	11% (11%)
			Prepayment speeds	10% to 42% (15.9%)

September 30, 2016
Impaired loans	$22,218	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (23.0%)
Foreclosed real estate owned	2,659	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 50% (22.1%)
Mortgage servicing rights	398	Discounted cash flow	Discount rate	12% (12%)
			Prepayment speeds	8% to 33% (17.2%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $15.6 million less their valuation allowances of $345,000 at September 30, 2017. The fair value consists of the loan balances of $22.6 million less their valuation allowances of $347,000 at September 30, 2016.

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

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2017
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$41,683	$41,683	$-	$-	$41,683
Certificates of deposit	500	-	-	505	505
Investment and mortgage-backed securities available for sale	390,452	25	383,203	7,224	390,452
Loans receivable, net	1,236,681	-	-	1,235,368	1,235,368
Accrued interest receivable	6,149	6,149	-	-	6,149
Regulatory stock	13,832	13,832	-	-	13,832
Mortgage servicing rights	232	-	-	232	232
Derivatives	1,215	-	1,215	-	1,215
Bank-owned life insurance	37,626	37,626	-	-	37,626

Financial liabilities:
Deposits	$1,274,861	$763,964	$-	$511,392	$1,275,356
Short-term borrowings	137,446	137,446	-	-	137,446
Other borrowings	174,168	-	-	174,107	174,107
Advances by borrowers for taxes and insurance	5,163	5,163	-	-	5,163
Accrued interest payable	1,043	1,043	-	-	1,043

	September 30, 2016
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,658	$43,658	$-	$-	$43,658
Certificates of deposit	1,250	-	-	1,269	1,269
Investment and mortgage-backed securities available for sale	390,410	25	382,900	7,485	390,410
Loans receivable, net	1,219,213	-	-	1,237,759	1,237,759
Accrued interest receivable	5,769	5,769	-	-	5,769
Regulatory stock	15,463	15,463	-	-	15,463
Mortgage servicing rights	398	-	-	398	398
Derivatives	453	-	453	-	453
Bank-owned life insurance	36,593	36,593	-	-	36,593

Financial liabilities:
Deposits	$1,214,820	$702,151	$-	$516,743	$1,218,894
Short-term borrowings	129,460	129,460	-	-	129,460
Other borrowings	230,601	-	-	231,911	231,911
Advances by borrowers for taxes and insurance	4,956	4,956	-	-	4,956
Accrued interest payable	1,046	1,046	-	-	1,046

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

Derivatives

Fair values of interest rate swap contracts are based on dealer quotes.

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 10.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended September 30, 2017 and 2016, is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss) (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total

Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)
Other comprehensive income before reclassifications and pension plan curtailment	2,284	(4,684)	505	(1,895)
Pension plan curtailment	3,022	-	-	3,022
Amounts reclassified from accumulated other comprehensive loss	149	(195)	(3)	(49)

Period change	5,455	(4,879)	502	1,078

Balance at September 30, 2017	$(628)	$(927)	$801	$(754)

Balance at September 30, 2015	$(5,325)	$2,930	$-	$(2,395)
Other comprehensive income before reclassifications	(1,064)	1,853	284	1,073
Amounts reclassified from accumulated other comprehensive loss	306	(831)	15	(510)

Period change	(758)	1,022	299	563

Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)

Balance at September 30, 2014	$(3,228)	$649	$-	$(2,579)
Other comprehensive income before reclassifications	(2,256)	2,799	-	543
Amounts reclassified from accumulated other comprehensive loss	159	(518)	-	(359)

Period change	(2,097)	2,281	-	184

Balance at September 30, 2015	$(5,325)	$2,930	$-	$(2,395)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 34%.

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended September 30, (4)			Affected Line Item in the Consolidated
(in thousands)	2017	2016	2015	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$295	$1,258	$786	Gain on sale of investments, net
Related income tax expense	(100)	(427)	(268)	Income taxes

Net effect on accumulated other comprehensive loss for the period	195	831	518
Defined benefit pension plan (2):
Amortization of net (loss) gain and prior service costs	(226)	(463)	(241)	Compensation and employee benefits
Related income tax expense	77	157	82	Income taxes

Net effect on accumulated other comprehensive loss for the period	(149)	(306)	(159)
Derivatives and Hedging Activities (3):
Interest expense, effective portion	5	(23)	-	Interest expense
Related income tax expense	(2)	8	-	Income taxes

Net effect on accumulated other comprehensive loss for the period	3	(15)	-

Total reclassifications for the period	$49	$510	$359

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 3, “Investment Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 12, “Employee Benefits” for additional detail.
(3)	For additional details related to derivative financial instruments see Note18, “Derivatives and Hedging Activities.”
(4)	Amounts in parenthesis indicate debits.

18.	DERIVATIVES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2017 and September 30, 2016, (in thousands).

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of September 30, 2017		As of September 30, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$1,215	Other Assets	$453

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of September 30, 2017, the Company had three interest rate swaps with a notional of $75 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended September 30, 2017 or 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the year ended September 30, 2017, the Company had $5,000 of reclassifications to other non-interest income.  During the next twelve months, the Company estimates that $0 will be reclassified as a decrease in interest expense.

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the period ended September 30, 2017 and 2016, respectively, and where they were recorded in the Consolidated Statement of Income, (in thousands).

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative (Effective Portion) Year Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Year Ended September 30,
	2017	2016		2017	2016		2017	2016
Interest Rate Products	$911	$430	Interest expense	$5	$(23)	Other non-interest income	$-	$-

Ending balance of OCI
Total	$911	$430		$5	$(23)		$-	$-

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

As of September 30, 2017 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of September 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0 against its obligations under these agreements.  If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2017	2016

ASSETS
Cash and due from banks	$5,034	$7,176
Investment securities available for sale	25	25
Investment in subsidiary	175,127	166,327
Premises and equipment, net	1,093	1,118
Other assets	1,577	1,792
TOTAL ASSETS	$182,856	$176,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$129	$94
Stockholders’ equity	182,727	176,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,856	$176,438

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2017	2016	2015
INCOME
Interest income	$426	$383	$376
Dividends	-	34,000	8,000
Total income	426	34,383	8,376
EXPENSES
Professional fees	455	860	755
Other	51	50	64
Total expenses	506	910	819
Income (loss) before income tax expense	(80)	33,473	7,557
Income tax benefit	(27)	(91)	(118)

Income (loss) before equity in undistributed net earnings of subsidiary	(53)	33,564	7,675
Equity in undistributed net earnings of subsidiary	7,392	(25,837)	2,116
NET INCOME	$7,339	$7,727	$9,791
COMPREHENSIVE INCOME	$8,417	$8,290	$9,975

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$7,339	$7,727	$9,791
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(7,391)	25,837	(2,116)
Provision for depreciation	25	26	24
(Decrease) increase in accrued income taxes	(34)	(369)	40
(Increase) decrease in accrued interest receivable	1	(13)	8
Deferred federal income taxes	(5)	3	(3)
Other, net	974	(60)	458
Net cash provided by operating activities	909	33,151	8,202

INVESTING ACTIVITIES
Certificate of deposit maturities	-	-	17
Acquisition and additional capitalization of subsidiary, net of cash acquired	-	(24,203)	-
Purchase of premises, equipment and software	-	-	(41)
Net cash used for investing activities	-	(24,203)	(24)

FINANCING ACTIVITIES
Purchase of treasury stock shares	-	(301)	(3,132)
Proceeds from the exercise of stock options	779	18	-
Dividends on common stock	(3,830)	(3,747)	(3,546)
Net cash used for financing activities	(3,051)	(4,030)	(6,678)

Increase (decrease) in cash	(2,142)	4,918	1,500

CASH AT BEGINNING OF YEAR	7,176	2,258	758

CASH AT END OF YEAR	$5,034	$7,176	$2,258

20.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017

Total interest income	$14,650	$14,379	$14,408	$14,881
Total interest expense	3,018	3,075	3,248	3,458

Net interest income	11,632	11,304	11,160	11,423
Provision for loan losses	750	750	750	1,100

Net interest income after provision for loan losses	10,882	10,554	10,410	10,323

Total noninterest income	1,857	1,784	2,120	2,438
Total noninterest expense	10,402	10,504	10,320	10,212

Income before income taxes	2,337	1,834	2,210	2,549
Income taxes expense	400	203	448	540

Net income	$1,937	$1,631	$1,762	$2,009

Per share data:
Net income
Basic	$0.18	$0.15	$0.16	$0.19
Diluted	$0.18	$0.15	$0.16	$0.19
Average shares outstanding
Basic	10,475,032	10,592,997	10,678,856	10,704,554
Diluted	10,604,072	10,691,960	10,743,008	10,766,159

	Three Months Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016

Total interest income	$13,815	$15,159	$14,723	$14,669
Total interest expense	2,723	2,875	2,864	2,969

Net interest income	11,092	12,284	11,859	11,700
Provision for loan losses	600	600	600	750

Net interest income after provision for loan losses	10,492	11,684	11,259	10,950

Total noninterest income	1,817	2,277	2,296	2,393
Total noninterest expense	9,786	11,106	10,651	11,315

Income before income taxes	2,523	2,855	2,904	2,028
Income taxes benefit	566	726	792	499

Net income	$1,957	$2,129	$2,112	$1,529

Per share data:
Net income
Basic	$0.19	$0.20	$0.20	$0.15
Diluted	$0.19	$0.20	$0.20	$0.14
Average shares outstanding
Basic	10,364,425	10,385,154	10,426,304	10,456,404
Diluted	10,535,573	10,524,697	10,553,138	10,579,314

21.	ACQUISITIONS

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

Pro Formas
Year Ended September 30,
(unaudited) (in thousands, except per share data)
	2017	2016	2015
Net interest income	$45,519	$48,321	$50,238
Noninterest income	8,199	8,866	8,628
Net income	7,339	6,077	9,804
Pro forma earnings per share:
Basic	$0.69	$0.58	$0.94
Diluted	$0.69	$0.58	$0.93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 14, 2017	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director	December 14, 2017
Gary S. Olson	(Principal Executive Officer)

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer	December 14, 2017
Allan A. Muto	(Principal Financial and Accounting Officer)

/s/ William A. Viechnicki, D.D.S.	Chairman of the Board	December 14, 2017
William A. Viechnicki, D.D.S.

/s/ Joseph S. Durkin	Director	December 14, 2017
Joseph S. Durkin
/s/ Timothy S. Fallon	Director	December 14, 2017
Timothy S. Fallon

/s/ Daniel J. Henning	Director	December 14, 2017
Daniel J. Henning

/s/ Christine D. Gordon, J.D.	Director	December 14, 2017
Christine D. Gordon, J.D.

/s/ Frederick E. Kutteroff	Director	December 14, 2017
Frederick E. Kutteroff

/s/ Brian T. Regan	Director	December 14, 2017
Brian T. Regan

/s/ Robert C. Selig, Jr.	Director	December 14, 2017
Robert C. Selig, Jr.

/s/ Elizabeth B. Weekes	Director	December 14, 2017
Elizabeth B. Weekes