Form 10-Q
period 2017-12-31
ESSA Bancorp, Inc.
filed 2018-02-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

As of February 7, 2018 there were 11,657,173 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December, 31	September 30,
	2017	2017
	(dollars in thousands)
Cash and due from banks	$33,638	$36,008
Interest-bearing deposits with other institutions	5,147	5,675
Total cash and cash equivalents	38,785	41,683
Certificates of deposit	500	500
Investment securities available for sale, at fair value	391,202	390,452
Loans receivable (net of allowance for loan losses of $9,833 and $9,365)	1,276,335	1,236,681
Regulatory stock, at cost	16,845	13,832
Premises and equipment, net	15,736	16,234
Bank-owned life insurance	37,881	37,626
Foreclosed real estate	1,365	1,424
Intangible assets, net	1,700	1,844
Goodwill	13,801	13,801
Deferred income taxes	7,263	10,422
Other assets	21,003	20,719
TOTAL ASSETS	$1,822,416	$1,785,218
LIABILITIES
Deposits	$1,251,021	$1,274,861
Short-term borrowings	214,036	137,446
Other borrowings	154,768	174,168
Advances by borrowers for taxes and insurance	11,409	5,163
Other liabilities	11,703	10,853
TOTAL LIABILITIES	1,642,937	1,602,491
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,634,790 and 11,596,263 outstanding at December 31, 2017 and September 30, 2017, respectively)	181	181
Additional paid in capital	180,532	180,764
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(8,604)	(8,720)
Retained earnings	88,546	91,147
Treasury stock, at cost; 6,498,305 and 6,536,832 shares outstanding at December 31, 2017 and September 30, 2017, respectively	(79,420)	(79,891)
Accumulated other comprehensive loss	(1,756)	(754)
TOTAL STOCKHOLDERS’ EQUITY	179,479	182,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,822,416	$1,785,218

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2017	2016
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$12,783	$12,251
Investment securities:
Taxable	2,058	1,874
Exempt from federal income tax	288	309
Other investment income	247	216
Total interest income	15,376	14,650
INTEREST EXPENSE
Deposits	2,377	2,012
Short-term borrowings	584	251
Other borrowings	647	755
Total interest expense	3,608	3,018
NET INTEREST INCOME	11,768	11,632
Provision for loan losses	1,000	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,768	10,882
NONINTEREST INCOME
Service fees on deposit accounts	883	864
Services charges and fees on loans	369	354
Trust and investment fees	240	150
Earnings on Bank-owned life insurance	255	263
Insurance commissions	171	193
Other	51	33
Total noninterest income	1,969	1,857
NONINTEREST EXPENSE
Compensation and employee benefits	6,008	6,177
Occupancy and equipment	1,185	1,091
Professional fees	566	745
Data processing	929	934
Advertising	158	305
Federal Deposit Insurance Corporation (FDIC) premiums	189	187
Gain on foreclosed real estate	(36)	(96)
Amortization of intangible assets	144	163
Other	1,139	896
Total noninterest expense	10,282	10,402
Income before income taxes	2,455	2,337
Income taxes	4,093	400
NET (LOSS) INCOME	$(1,638)	$1,937
(Loss) Earnings per share
Basic	$(0.15)	$0.18
Diluted	$(0.15)	$0.18
Dividends per share	$0.09	$0.09

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2017	2016
	(dollars in thousands)
Net (loss) income	$(1,638)	$1,937
Other comprehensive income:
Investment securities available for sale:
Unrealized holding loss	(1,951)	(10,232)
Tax effect	663	3,479
Net of tax amount	(1,288)	(6,753)
Pension plan adjustment:
Change in unrealized gains (losses)	—	136
Tax effect	—	(46)
Net of tax amount	—	90
Derivative and hedging activities adjustments:
Changes in unrealized holding gain on derivative included in net income	457	1,052
Tax effect	(156)	(459)
Reclassification adjustment for gains on derivatives included in net income	(23)	11
Tax effect	8	(4)
Net of tax amount	286	600
Total other comprehensive loss	(1,002)	(6,063)
Comprehensive loss	$(2,640)	$(4,126)

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except per share data)
Balance, September 30, 2017	11,596,263	$181	$180,764	$(8,720)	$91,147	$(79,891)	$(754)	$182,727
Net loss					(1,638)			(1,638)
Other comprehensive loss							(1,002)	(1,002)
Cash dividends declared ($0.09 per share)					(963)			(963)
Stock based compensation			80					80
Allocation of ESOP stock			67	116				183
Allocation of treasury shares to incentive plan	22,994		(281)			281		—
Stock options exercised	15,533		(98)			190		92
Balance, December 31, 2017	11,634,790	$181	$180,532	$(8,604)	$88,546	$(79,420)	$(1,756)	$179,479

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	December 31,
	2017	2016
	(dollars in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(1,638)	$1,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	750
Provision for depreciation and amortization	305	351
Amortization and accretion of discounts and premiums, net	1,167	1,123
Compensation expense on ESOP	183	166
Stock based compensation	80	66
Increase in accrued interest receivable	(124)	(181)
Increase (decrease) in accrued interest payable	184	(17)
Earnings on bank-owned life insurance	(255)	(263)
Deferred federal income taxes	3,329	78
(Decrease) increase in accrued pension liability	(135)	339
Gain on foreclosed real estate, net	(36)	(96)
Amortization of identifiable intangible assets	144	163
Other, net	1,660	914
Net cash provided by operating activities	5,864	5,330
INVESTING ACTIVITIES
Certificates of deposit maturities	—	250
Investment securities available for sale:
Proceeds from principal repayments and maturities	19,254	15,506
Purchases	(22,455)	(27,912)
Increase in loans receivable, net	(41,724)	(6,758)
Redemption of regulatory stock	3,151	5,123
Purchase of regulatory stock	(6,164)	(6,340)
Proceeds from sale of foreclosed real estate	498	867
Sale (purchase) of premises, equipment and software	45	(238)
Net cash used for investing activities	(47,395)	(19,502)
FINANCING ACTIVITIES
Decrease in deposits, net	(23,840)	(21,879)
Net increase in short-term borrowings	76,590	45,458
Proceeds from other borrowings	14,600	4,750
Repayment of other borrowings	(34,000)	(19,780)
Increase in advances by borrowers for taxes and insurance	6,246	2,763
Dividends on common stock	(963)	(947)
Net cash provided by financing activities	38,633	10,365
Decrease in cash and cash equivalents	(2,898)	(3,807)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,683	43,658
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,785	$39,851
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$3,424	$3,035
Income taxes	(2)	(325)
Noncash items:
Transfers from loans to foreclosed real estate	403	548
Unrealized holding loss	(1,951)	(10,096)

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. On November 6, 2014, the Company converted its status from a savings and loan holding company to a bank holding company. In addition, the Bank converted from a Pennsylvania-chartered savings association to a Pennsylvania-chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Delaware, Chester, Montgomery, Lackawanna, and Luzerne Counties, Pennsylvania. The Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”). The investment in the Bank on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month periods ended December 31, 2017 and 2016.

	Three Months Ended
	December 31,	December 31,
	2017	2016
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,521,843)	(6,720,901)
Average unearned ESOP shares	(854,325)	(899,601)
Average unearned non-vested shares	(39,789)	(37,561)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,717,138	10,475,032
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	1,018
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	128,022
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,717,138	10,604,072

At December 31, 2017 there were 41,062 shares of nonvested stock outstanding at an average weighted price of $15.98 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2016 there were 20,194 shares of nonvested stock outstanding at an average weighted price of $16.57 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Since the guidance scopes out revenue associated with financial instruments, including loan receivables and investment securities, we do not expect the adoption of the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's revenue is not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02.  This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$121,250	$104	$(1,671)	$119,683
Freddie Mac	100,876	44	(1,281)	99,639
Governmental National Mortgage Association	18,976	40	(346)	18,670
Total mortgage-backed securities	241,102	188	(3,298)	237,992
Obligations of states and political subdivisions	64,262	1,259	(715)	64,806
U.S. government agency securities	17,214	28	(46)	17,196
Corporate obligations	48,947	408	(657)	48,698
Other debt securities	23,008	30	(553)	22,485
Total debt securities	394,533	1,913	(5,269)	391,177
Equity securities - financial services	25	—	—	25
Total	$394,558	$1,913	$(5,269)	$391,202

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$119,333	$207	$(1,203)	$118,337
Freddie Mac	98,668	177	(808)	98,037
Governmental National Mortgage Association	17,609	43	(203)	17,449
Total mortgage-backed securities	235,610	427	(2,214)	233,823
Obligations of states and political subdivisions	64,382	1,522	(546)	65,358
U.S. government agency securities	18,615	61	(5)	18,671
Corporate obligations	49,025	335	(618)	48,742
Other debt securities	24,200	47	(414)	23,833
Total debt securities	391,832	2,392	(3,797)	390,427
Equity securities - financial services	25	—	—	25
Total	$391,857	$2,392	$(3,797)	$390,452

The amortized cost and fair value of debt securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,516	$6,515
Due after one year through five years	41,128	41,151
Due after five years through ten years	96,603	96,210
Due after ten years	250,286	247,301
Total	$394,533	$391,177

For the three months ended December 31, 2017 and 2016, the Company realized no gross gains or losses on proceeds from the sale of investment securities.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2017
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	72	$52,704	$(413)	$48,871	$(1,258)	$101,575	$(1,671)
Freddie Mac	63	55,071	(366)	33,804	(915)	88,875	(1,281)
Governmental National Mortgage Association	12	7,816	(111)	7,173	(235)	14,989	(346)
Obligations of states and political subdivisions	32	14,249	(138)	21,345	(577)	35,594	(715)
U.S. government agency securities	6	13,843	(46)	—	—	13,843	(46)
Corporate obligations	21	13,360	(114)	9,591	(543)	22,951	(657)
Other debt securities	20	2,186	(14)	18,929	(539)	21,115	(553)
Total	226	$159,229	$(1,202)	$139,713	$(4,067)	$298,942	$(5,269)

	September 30, 2017
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	55	$61,852	$(558)	$20,679	$(645)	$82,531	$(1,203)
Freddie Mac	39	38,913	(354)	16,427	(454)	55,340	(808)
Governmental National Mortgage Association	11	6,669	(41)	6,903	(162)	13,572	(203)
Obligations of states and political subdivisions	25	10,944	(59)	17,425	(487)	28,369	(546)
U.S. government agency securities	3	8,995	(5)	—	—	8,995	(5)
Corporate obligations	22	15,119	(104)	8,032	(514)	23,151	(618)
Other debt securities	19	7,141	(104)	13,806	(310)	20,947	(414)
Total	174	$149,633	$(1,225)	$83,272	$(2,572)	$232,905	$(3,797)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, other mortgage backed securities, debt obligations of a U.S. state or political subdivision, U.S. government agency securities, corporate obligations and other debt securities..

The Company reviews its position quarterly and has asserted that at December 31, 2017, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2017	September 30, 2017
Real estate loans:
Residential	$584,441	$586,708
Construction	4,269	3,097
Commercial	356,110	318,323
Commercial	48,750	44,129
Obligations of states and political subdivisions	55,555	58,079
Home equity loans and lines of credit	45,925	46,219
Auto Loans	188,410	186,646
Other	2,708	2,845
	1,286,168	1,246,046
Less allowance for loan losses	9,833	9,365
Net loans	$1,276,335	$1,236,681

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the three months ended December 31, 2017 and 2016 (in thousands):

	For the Three Months Ended December 31,
	2017	2016
Balance at beginning of period	$471	$478
Reclassification, new additions and other	596	—
Accretion	(312)	(25)
Balance at end of period	$755	$453

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2017	September 30, 2017
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$5,162	$5,490
Carrying amount	$4,387	$4,388

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
December 31, 2017
Real estate loans:
Residential	$584,441	$5,623	$—	$578,818
Construction	4,269	—	—	4,269
Commercial	356,110	6,887	3,856	345,367
Commercial	48,750	1,235	207	47,308
Obligations of states and political subdivisions	55,555	—	—	55,555
Home equity loans and lines of credit	45,925	226	324	45,375
Auto loans	188,410	775	—	187,635
Other	2,708	29	—	2,679
Total	$1,286,168	$14,775	$4,387	$1,267,006

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2017
Real estate loans:
Residential	$586,708	$6,202	$—	$580,506
Construction	3,097	—	—	3,097
Commercial	318,323	7,211	3,775	307,337
Commercial	44,129	1,385	283	42,461
Obligations of states and political sub divisions	58,079	—	—	58,079
Home equity loans and lines of credit	46,219	176	330	45,713
Auto loans	186,646	572	—	186,074
Other	2,845	30	—	2,815
Total	$1,246,046	$15,576	$4,388	$1,226,082

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2017
With no specific allowance recorded:
Real estate loans
Residential	$4,388	$5,833	$—
Construction	—	—	—
Commercial	6,868	8,901	—
Commercial	1,234	1,477	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	221	305	—
Auto loans	267	436	—
Other	29	35	—
Total	13,007	16,987	—
With an allowance recorded:
Real estate loans
Residential	1,235	1,435	144
Construction	—	—	—
Commercial	19	97	16
Commercial	1	13	5
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	5	5	1
Auto loans	508	526	215
Other	—	—	—
Total	1,768	2,076	381
Total:
Real estate loans
Residential	5,623	7,268	144
Construction	—	—	—
Commercial	6,887	8,998	16
Commercial	1,235	1,490	5
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	226	310	1
Auto loans	775	962	215
Other	29	35	—
Total Impaired Loans	$14,775	$19,063	$381

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2017
With no specific allowance recorded:
Real Estate Loans
Residential	$4,392	$5,730	$—
Construction	—	—	—
Commercial	7,191	9,396	—
Commercial	1,385	1,575	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	176	258	—
Auto Loans	123	237	—
Other	30	36	—
Total	13,297	17,232	—
With an allowance recorded:
Real Estate Loans
Residential	1,810	2,264	154
Construction	—	—	—
Commercial	20	1,193	19
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	449	468	172
Other	—	—	—
Total	2,279	3,925	345
Total:
Real Estate Loans
Residential	6,202	7,994	154
Construction	—	—	—
Commercial	7,211	10,589	19
Commercial	1,385	1,575	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	176	258	—
Auto Loans	572	705	172
Other	30	36	—
Total Impaired Loans	$15,576	$21,157	$345

The following tables represent the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended December 31,
	2017	2016	2017	2016
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$4,429	$6,526	$10	$11
Construction	—	—	—	—
Commercial	7,006	10,564	72	105
Commercial	1,289	1,693	27	33
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	206	317	—	—
Auto loans	137	135	1	1
Other	10	8	—	—
Total	13,077	19,243	110	150
With an allowance recorded:
Real estate loans
Residential	1,527	2,066	—	—
Construction	—	—	—	—
Commercial	20	348	—	—
Commercial	—	19	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	2	2	—	—
Auto loans	262	215	—	4
Other	—	—	—	—
Total	1,811	2,650	—	4
Total:
Real estate loans
Residential	5,956	8,592	10	11
Construction	—	—	—	—
Commercial	7,026	10,912	72	105
Commercial	1,289	1,712	27	33
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	208	319	—	—
Auto loans	399	350	1	5
Other	10	8	—	—
Total Impaired Loans	$14,888	$21,893	$110	$154

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at December 31, 2017 and September 30, 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
December 31, 2017
Commercial real estate loans	$344,891	$2,144	$9,075	$—	$356,110
Commercial	47,642	12	1,096	—	48,750
Obligations of states and political subdivisions	55,555	—	—	—	55,555
Total	$448,088	$2,156	$10,171	$—	$460,415

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2017
Commercial real estate loans	$300,554	$3,376	$14,393	$—	$318,323
Commercial	40,996	32	3,101	—	44,129
Obligations of states and political subdivisions	58,079	—	—	—	58,079
Total	$399,629	$3,408	$17,494	$—	$420,531

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2017 and September 30, 2017 (in thousands):

	Performing	Non- performing	Purchased Credit Impaired	Total
December 31, 2017
Real estate loans:
Residential	$577,708	$6,733	$—	$584,441
Construction	4,269	—	—	4,269
Home equity loans and lines of credit	45,274	327	324	45,925
Auto loans	187,616	794	—	188,410
Other	2,675	33	—	2,708
Total	$817,542	$7,887	$324	$825,753

	Performing	Non-performing	Purchased Impaired Credit	Total
September 30, 2017
Real estate loans:
Residential	$580,116	$6,592	$—	$586,708
Construction	3,097	—	—	3,097
Home equity loans and lines of credit	45,576	313	330	46,219
Auto loans	185,910	736	—	186,646
Other	2,807	38	—	2,845
Total	$817,506	$7,679	$330	$825,515

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2017 and September 30, 2017 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
December 31, 2017
Real estate loans:
Residential	$574,224	$2,490	$994	$—	$6,733	$10,217	$—	$—	$584,441
Construction	4,269	—	—	—	—	-	—	—	4,269
Commercial	349,686	146	103	—	2,319	2,568	467	3,389	356,110
Commercial	48,367	—	—	—	176	176	—	207	48,750
Obligations of states and political subdivisions	55,555	—	—	—	—	—	—	—	55,555
Home equity loans and lines of credit	45,215	51	8	—	327	386	—	324	45,925
Auto loans	186,765	788	63	—	794	1,645	—	—	188,410
Other	2,657	15	3	—	33	51	—	—	2,708
Total	$1,266,738	$3,490	$1,171	$—	$10,382	$15,043	$467	$3,920	$1,286,168

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2017
Real estate loans:
Residential	$577,034	$2,661	$421	$—	$6,592	$9,674	$—	$—	$586,708
Construction	3,097	—	—	—	—	—	—	—	3,097
Commercial	312,098	172	—	—	2,278	2,450	612	3,163	318,323
Commercial	43,298	18	—	—	530	548	—	283	44,129
Obligations of states and political subdivisions	58,079	—	—	—	—	—	—	—	58,079
Home equity loans and lines of credit	45,460	101	15	—	313	429	—	330	46,219
Auto loans	185,247	631	32	—	736	1,399	—	—	186,646
Other	2,789	14	4	—	38	56	—	—	2,845
Total	$1,227,102	$3,597	$472	$—	$10,487	$14,556	$612	$3,776	$1,246,046

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2017 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three month periods ended December 31, 2017 and 2016 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Charge-offs	(43)	—	(1)	(133)	—	—	(536)	(6)	—	(719)
Recoveries	3	—	2	10	—	1	170	1	—	187
Provision	(69)	10	560	190	(35)	(22)	492	5	(131)	1,000
ALL balance at December 31, 2017	$3,769	$33	$2,319	$1,054	$213	$449	$1,962	$21	$13	$9,833
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
Charge-offs	(76)	—	(91)	(19)	—	—	(517)	(4)	—	(707)
Recoveries	2	—	10	—	—	1	228	2	—	243
Provision	98	10	24	102	19	(15)	471	2	39	750
ALL balance at December 31, 2016	$4,450	$23	$795	$965	$234	$441	$2,062	$25	$347	$9,342

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The Company allocated increased provisions to commercial real estate loans due primarily to increased loan balances for the three month period ended December 31, 2017. The Company allocated increased provisions to commercial loans due primarily to increase loan balances and charge off activity for the three month period ended December 31, 2017. The Company allocated decreased provisions to commercial real estate loans for the three month period ended December 31, 2016 due to declining loss experience. The Company allocated increased provisions to commercial loans for the period ended December 31, 2016 due to increased balances and impairment evaluation in those segments.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2017 and September 30, 2017 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$144	$—	$16	$5	$—	$1	$215	$—	$—	$381
Collectively evaluated for impairment	3,625	33	2,303	1,049	213	448	1,747	21	13	9,452
ALL balance at December 31, 2017	$3,769	$33	$2,319	$1,054	$213	$449	$1,962	$21	$13	$9,833
Individually evaluated for impairment	$154	$—	$19	$—	$—	$—	$172	$—	$—	$345
Collectively evaluated for impairment	3,724	23	1,739	987	248	470	1,664	21	144	9,020
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365

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

The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2017 and 2016 (dollars in thousands):

For the Three Months Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$243	$240
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	2	$243	$240

For the Three Months Ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$259	$259
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	2	$259	$259

The two new troubled debt restructurings granted for the three months ended December 31, 2017, totaled $240,000 and were granted interest rate and principal concessions.

The two new troubled debt restructurings granted for the three months ended December 31, 2016, totaled $259,000 and were granted term and rate concessions.

For the three months ended December 31, 2017, two loans totaling $95,000 defaulted on a restructuring agreement within one year of modification.

For the three months ended December 31, 2016, one loan totaling $107,000 defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in the Consolidated Balance Sheet.  As of December 31, 2017, included within the foreclosed assets is $762,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end. As of December 31, 2017, the Company has initiated formal foreclosure proceedings on $2.3 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2017	September 30, 2017
Non-interest bearing demand accounts	$151,718	$160,125
Interest bearing demand accounts	189,901	208,369
Money market accounts	245,935	253,949
Savings and club accounts	140,200	141,521
Certificates of deposit	523,267	510,897
Total	$1,251,021	$1,274,861

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three month period ended December 31, 2017 and 2016 (in thousands):

	For the Three Months Ended December 31,
	2017	2016
Service Cost	$—	$309
Interest Cost	174	235
Expected return on plan assets	(298)	(341)
Amortization of unrecognized loss	—	136
Net periodic benefit cost	$(124)	$339

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

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910 ISOs; and 590,320 shares of restricted stock on May 23, 2008. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013, 19,880 shares of restricted stock on July 22, 2014, 21,843 shares of restricted stock on May 20, 2015, 23,491 shares of restricted stock on March 4, 2016, 20,675 shares of restricted stock on December 13, 2016, 3,296 shares of restricted stock on March 29, 2017, 1,250 shares of restricted stock on October 23, 2017 and 24,278 of restricted stock on December 6, 2017. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2013 restricted stock shares vested over an 18 month service period. The 2014 restricted shares vest over a 39 month service period. The 2015 restricted shares vest over a 40 month service period. The March 4, 2016 restricted shares vest over a 43 month service period. The December 13, 2016 restricted shares vest over a 46 month service period. The March 29, 2017 restricted shares vest over 42 months for 1,296 shares and over 18 months for 2,000 shares. The October 23, 2017 restricted shares vest over a 23 month service period. The December 6, 2017 restricted shares vest over a 46 month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.

For the three months ended December 31, 2017 and 2016, the Company recorded $80,273 and $66,006 of share-based compensation expense, respectively, comprised of restricted stock expense.  Expected future compensation expense relating to the restricted shares issued in 2015, at December 31, 2017 is $61,000 over the remaining vesting period of 0.75 years. Expected future compensation expense relating to the restricted shares issued in March 2016, at  December 31, 2017 is $149,000 over the remaining vesting period of 1.75 years. Expected future compensation expense relating to the restricted shares issued in December 2016, at December 31, 2017 is $246,000 over the remaining vesting period of 2.75 years. Expected future compensation expense relating to the restricted shares (1,296) issued in March 2017, at December 31, 2017 is $15,000 over the remaining vesting period of 2.75 years. Expected future compensation expense relating to the restricted shares (2,000) issued in March 2017, at December 31, 2017 is $14,000 over the remaining vesting period of 0.75 years. Expected future compensation expense relating to the restricted shares issued in October 2017, at December 31, 2017 is $17,000 over the remaining vesting period of 1.75 years. Expected future compensation expense relating to the restricted shares issued in December 2017, at December 31, 2017 is $75,000 over the remaining vesting period of 3.75 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the three month period ended December 31, 2017.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2017	294,646	$12.35	0.67	$987
Granted	—	—	—	—
Exercised	36,132	12.35	0.42	—
Forfeited	—	—	—	—
Outstanding December 31, 2017	258,514	$12.35	0.42	$858
Exercisable at December 31, 2017	258,514	$12.35	0.42	$858

The following is a summary of the status of the Company’s restricted stock as of December 31, 2017, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2017	34,692	$14.89
Granted	25,528	15.86
Vested	—	—
Forfeited	(2,535)	14.79
Nonvested at December 31, 2017	57,685	$15.31

10.	Fair Value Measurement

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

The following tables present information about the Company’s securities, derivatives, other real estate owned, impaired loans and mortgage servicing rights measured at fair value as of December 31, 2017 and September 30, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at December 31, 2017
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2017
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$237,992	$—	$237,992
Obligations of states and political subdivisions	—	64,806	—	64,806
U.S. government agencies	—	17,196	—	17,196
Corporate obligations	—	40,872	7,826	48,698
Other debt securities	—	22,485	—	22,485
Equity securities-financial services	25	—	—	25
Total debt and equity securities	$25	$383,351	$7,826	$391,202
Derivatives	$—	$1,649	$—	$1,649
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$1,365	$1,365
Impaired loans	$—	$—	$14,394	$14,394
Mortgage servicing rights	$—	$—	$227	$227

	Fair Value Measurement at September 30, 2017
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2017
Securities available-for-sale measured on a recurring basis
Mortgage backed securities	$—	$233,823	$—	$233,823
Obligations of states and political subdivisions	—	65,358	—	65,358
U.S. government agencies	—	18,671	—	18,671
Corporate obligations	—	41,518	7,224	48,742
Other debt securities	—	23,833	0	23,833
Equity securities-financial services	25	—	—	25
Total debt and equity securities	$25	$383,203	$7,224	$390,452
Derivatives	$—	$1,215	$—	$1,215
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$1,424	$1,424
Impaired loans	$—	$—	$15,231	$15,231
Mortgage Servicing rights	$—	$—	$232	$232

The following tables present a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended December 31, 2017 and 2016 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	December 31, 2017	December 31, 2016
Beginning balance	$7,224	$7,485
Purchases, sales, issuances, settlements, net	500	756
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive loss	102	(3)
Transfers in and/or out of Level III	—	—
	$7,826	$8,238

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, all of these are classified as available for sale and are reported at fair value using Level 3 inputs. Mortgage servicing rights are also valued by an independent pricing service. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2017, 166 impaired loans with a carrying value of $14.8 million were reduced by specific valuation allowance totaling $381,000 resulting in a net fair value of $14.4 million based on Level 3 inputs. At September 30, 2017, 164 impaired loans with a carrying value of $15.6 million were reduced by a specific valuation totaling $345,000 resulting in a net fair value of $15.2 million based on Level 3 inputs.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2017
Impaired loans	$14,394	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (23.8%)
Foreclosed real estate owned	1,365	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (21.4%)
Mortgage servicing rights	227	Discounted cash flow	Discount rate	11.0% (11.0%)
			Prepayment speeds	10% to 28% (15.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2017:
Impaired loans	$15,231	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 57% (24.0%)
Foreclosed real estate owned	1,424	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (22.1%)
Mortgage servicing rights	232	Discounted cash flow	Discount rate	11.0% (11.0%)
			Prepayment speeds	10% to 42% (15.9%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below (in thousands).

	December 31, 2017
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$38,785	$38,785	$—	$—	$38,785
Certificates of deposit	500	—	—	502	502
Investment and mortgage backed securities available for sale	391,202	25	383,351	7,826	391,202
Loans receivable, net	1,276,335	—	—	1,265,883	1,265,883
Accrued interest receivable	6,273	6,273	—	—	6,273
Regulatory stock	16,845	16,845	—	—	16,845
Mortgage servicing rights	227	—	—	227	227
Derivatives	1,649	—	1,649	—	1,649
Bank owned life insurance	37,881	37,881	—	—	37,881
Financial liabilities:
Deposits	$1,251,021	$727,754	$—	$521,831	$1,249,585
Short-term borrowings	214,036	214,036	—		214,036
Other borrowings	154,768	—	—	154,193	154,193
Advances by borrowers for taxes and insurance	11,409	11,409	—	—	11,409
Accrued interest payable	1,227	1,227	—	—	1,227

	September 30, 2017
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$41,683	$41,683	$—	$—	$41,683
Certificates of deposit	500	—	—	505	505
Investment and mortgage backed securities available for sale	390,452	25	383,203	7,224	390,452
Loans receivable, net	1,236,681	—	—	1,325,368	1,235,368
Accrued interest receivable	6,149	6,149	—	—	6,149
Regulatory stock	13,832	13,832	—	—	13,832
Mortgage servicing rights	232	—	—	232	232
Derivatives	1,215	—	1,215	—	1,215
Bank owned life insurance	37,626	37,626	—	—	37,626
Financial liabilities:
Deposits	$1,274,861	$763,964	$—	$511,392	$1,275,356
Short-term borrowings	137,446	137,446	—	—	137,446
Other borrowings	174,168	—	—	174,107	174,107
Advances by borrowers for taxes and insurance	5,163	5,163	—	—	5,163
Accrued interest payable	1,043	1,043	—	—	1,043

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

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three month period ended December 31, 2017 and 2016 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2017	$(628)	$(927)	$801	$(754)
Other comprehensive income (loss) before reclassifications	—	(1,288)	301	(987)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	(15)	(15)
Period change	—	(1,288)	286	(1,002)
Balance at December 31, 2017	$(628)	$(2,215)	$1,087	$(1,756)
Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)
Other comprehensive income before reclassifications	—	(6,753)	593	(6,160)
Amounts reclassified from accumulated other comprehensive loss, net of tax	90	—	7	97
Period change	90	(6,753)	600	(6,063)
Balance at December 31, 2016	$(5,993)	$(2,801)	$899	$(7,895)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three month periods ended December 31, 2017 and 2016 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
	2017	2016
Defined benefit pension plan:
Amortization of net loss	—	(136)	Compensation and employee benefits
Related income tax expense	—	46	Income taxes
Net effect on accumulated other comprehensive loss for the period	—	(90)
Derivatives and hedging activities:
Interest expense, effective portion	23	(11)	Interest expense
Related income tax expense	(8)	4	Income taxes
Net effect on accumulated other comprehesive loss for the period	15	(7)
Total reclassification for the period	$15	$(97)

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2017 and September 30, 2017 (in thousands).

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of December 31, 2017		As of September 30, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$1,649	Other Assets	$1,215

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of December 31, 2017, the Company had three interest rate swaps with a notional principal amount of $75.0 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended December 31, 2017.

Amounts reported in accumulated other comprehensive loss related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended December 31, 2017, the Company had $23,000 of gains reclassified to interest expense. During the next twelve months, the Company estimates that $0 will be reclassified as a decrease in interest expense.

The tables below present the pre-tax net gains (losses) of the Company’s cash flow hedges for the three month periods ended December 31, 2017 and 2016, respectively, and where they were recorded in the Consolidated Statement of Income, (in thousands).

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended December 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months Ended December 31,
	2017	2016		2017	2016		2017	2016
Interest Rate Products	$457	$1,052	Interest expense	$23	$(11)	Other non-interest income	$—	$—
Ending balance of OCI
Total	$457	$1,052		$23	$(11)		$—	$—

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

As of December 31, 2017 the Company had no derivatives in a net liability position and was not required to post collateral  against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (“UCC”). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October, 2017 where they reached an agreement to resolve the claims asserted against the Bank on a class wide basis. The terms of the settlement calls for the Bank to make a payment of $1,325,000 to the plaintiffs. The Bank’s insurance carrier will cover the payment made by the Bank in excess of a $125,000 retention. The court has entered an order preliminarily approving the settlement. The court has set a final approval hearing for April 2018.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp, Inc., in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff still has the opportunity to appeal the court’s ruling.

14.	Income Taxes

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	For the Three Months Ended December 31,
	2017		2016
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$595	24.3%	$795	34.0%
Income from bank-owned life insurance	(62)	(2.7)	(90)	(3.8)
Tax-exempt income	(135)	(5.8)	(216)	(9.3)
Low-income housing credits	(95)	(4.1)	(49)	(2.1)
Tax rate change	3,780	161.9	—	—
Other, net	10	0.5	(40)	(1.7)
Actual tax expense and effective rate	$4,093	174.1%	$400	17.1%

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of September 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate for its fiscal year 2018 and then a flat 21% thereafter. As a result, the carrying value of net deferred tax assets was reduced, which increased income tax expense by $3.8 million.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At December 31, 2017, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

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

By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as the following factors:

•	significantly increased competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	adverse changes in the securities markets;
•	legislative or regulatory changes that adversely affect our business;
•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the FASB; and
•	changes in our organization, compensation and benefit plans.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Comparison of Financial Condition at December 31, 2017 and September 30, 2017

Total Assets. Total assets increased by $37.2 million, or 2.1%, to $1.82 billion at December 31, 2017 from $1.79 billion at September 30, 2017.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $2.9 million, or 7.0%, to $38.8 million at December 31, 2017 from $41.7 million at September 30, 2017. Decreases in interest bearing deposits with other institutions of $528,000, and cash and due from banks of $2.4 million, were the reasons for the net decrease of $2.9 million.

Net Loans. Net loans increased $39.7 million, or 3.2%, to $1.28 billion at December 31, 2017 from September 30, 2017. During this period, residential loans decreased $2.3 million to $584.4 million, construction loans increased $1.2 million to $4.3 million, commercial real estate loans increased $37.8 million to $356.1 million, commercial loans increased $4.6 million to $48.8 million, obligations of states and political subdivisions decreased $2.5 million to $55.6 million, home equity loans and lines of credit decreased $294,000 to $45.9 million, auto loans increased $1.8 million to $188.4 million, and other loans decreased $137,000 to $2.7 million.

Investment Securities Available for Sale. Investment securities available for sale increased $750,000, or 0.2%, to $391.2 million at December 31, 2017 from $390.5 million at September 30, 2017. The increase was due primarily to an increase in mortgage backed securities of $4.2 million which was partially offset by declines in obligations of states and political subdivisions of $552,000, U.S. government securities of $1.5 million, corporate obligations of $44,000 and other debt securities of $1.3 million. The Company realized no gains or losses on the sale of investment securities for the three months ended December 31, 2017.

Deposits. Deposits decreased $23.8 million, or 1.9%, to $1.25 billion at December 31, 2017 from $1.27 billion at September 30, 2017 due primarily to declines in municipal deposits. Decreases in non interest bearing demand accounts of $8.4 million, savings and club accounts of $1.3 million, interest bearing demand accounts of $18.5 million and money market accounts of $8.0 million were offset in part by an increase in certificates of deposit of $12.4 million. The increase in certificates of deposit, which increased to $523.3 million at December 31, 2017, included an increase in brokered certificates of $18.9 million to $158.6 million.

Borrowed Funds. Borrowed funds increased by $57.2 million, or 18.4%, to $368.8 million at December 31, 2017, from $311.6 million at September 30, 2017. The increase in borrowed funds was due to an increase in short term borrowings of $76.6 million offset in part by a decrease in other borrowings of $19.4 million. All borrowings at December 31, 2017 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

Stockholders’ Equity. Stockholders’ equity decreased by $3.2 million, or 1.8%, to $179.5 million at December 31, 2017 from $182.7 million at September 30, 2017. The decrease in stockholders’ equity was primarily due to a net loss of $1.6 million, dividends paid of $963,000 and an increase in accumulated other comprehensive loss of $1.0 million.

Average Balance Sheets for the Three months Ended December 31, 2017 and 2016

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,267,613	$12,783	4.00%	$1,232,042	$12,251	3.95%
Investment Securities
Taxable(2)	80,745	656	3.22%	87,926	629	2.84%
Exempt from federal income tax(2)(3)	50,017	288	3.02%	52,978	309	3.51%
Total investment securities	130,762	944	3.15%	140,904	938	3.09%
Mortgage-backed securities	258,354	1,402	2.15%	249,541	1,245	1.98%
Regulatory stock	14,258	175	4.87%	15,720	191	4.82%
Other	5,742	71	4.91%	8,440	25	1.18%
Total interest-earning assets	1,676,729	15,375	3.66%	1,646,647	14,650	3.57%
Allowance for loan losses	(9,505)			(9,149)
Noninterest-earning assets	135,157			131,014
Total assets	$1,802,381			$1,768,512
Interest-bearing liabilities:
Interest bearing demand accounts	$205,532	$139	0.27%	$168,284	$62	0.15%
Money market accounts	249,639	332	0.53%	251,171	324	0.51%
Savings and club accounts	135,086	18	0.05%	136,655	18	0.05%
Certificates of deposit	526,263	1,888	1.42%	508,528	1,608	1.25%
Borrowed funds	328,465	1,231	1.49%	363,924	1,006	1.10%
Total interest-bearing liabilities	1,444,985	3,608	0.99%	1,428,562	3,018	0.84%
Non-interest-bearing demand accounts	152,596			141,876
Non-interest-bearing liabilities	20,612			22,147
Total liabilities	1,618,193			1,592,585
Equity	184,188			175,927
Total liabilities and equity	$1,802,381			$1,768,512
Net interest income		$11,767			$11,632
Interest rate spread			2.67%			2.73%
Net interest-earning assets	$231,744			$218,085
Net interest margin(4)			2.78%			2.80%
Average interest-earning assets to average interest-bearing liabilities		116.04%			115.27%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)

Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 24.25% for the three months ended December 31, 2017 and 34% for the three months ended December 31, 2016.

(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and December 31, 2016

Net Income. Net income decreased $3.6 million, or 184.6%, to a net loss of $1.6 million for the three months ended December 31, 2017 compared to net income of $1.9 million for the comparable period in 2016. The decrease was due primarily to an increase in income tax expense of $3.7 million due to a one-time charge to income tax expense of $3.8 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017. Income before income taxes was $2.5 million for the three months ended December 31, 2017 compared to $2.3 million compared to the comparable period in 2016. The increase was due to increases in net interest income and noninterest income combined with a decrease in noninterest expenses, offset in part, by an increase in the provision for loan losses.

Net Interest Income. Net interest income increased $136,000, or 1.2%, to $11.8 million for the three months ended December 31, 2017 from $11.6 million for the comparable period in 2016. The increase was primarily attributable to a $13.7 million increase in the Company’s net interest earning assets for the three months ended December 31, 2017 which was offset in part by a decline of six basis points in the Company’s interest rate spread to 2.67% at December 31, 2017 from 2.73% for the comparable period in 2016.

Interest Income. Interest income increased $726,000, or 5.0%, to $15.4 million for the three months ended December 31, 2017 from $14.7 million for the comparable 2016 period. The increase resulted primarily from an increase in the average yield on interest earning assets of nine basis points to 3.66% for the three months ended December 31, 2017 from 3.57% in the comparable 2016 period and an increase in the average balance of interest earning assets of $30.1 million. The average balance of loans increased $35.6 million between the two periods. In addition, the average balance of investment securities decreased $10.1 million, mortgage-backed securities increased $8.8 million, regulatory stock decreased $1.5 million and other interest earning assets decreased $2.7 million.

Interest Expense. Interest expense increased $590,000, or 19.6%, to $3.6 million for the three months ended December 31, 2017 from $3.0 million for the comparable 2016 period. The increase resulted from an increase in the cost of interest bearing liabilities of 15 basis points and an increase in the average balance of interest bearing liabilities of $16.4 million between the two periods. The Federal Reserve increased the Fed Funds interest rate by a total of 0.75 bases points between December 31, 2016 and December 31, 2017. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 1.49% for the three months ended December 31, 2017 from 1.10% for the comparable period in 2016 and of certificate of deposits to 1.42% from 1.25% for the same comparative periods. For the three months ended December 31, 2017 and 2016 the average cost of interest bearing liabilities was 0.99% and 0.84%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.0 million for the three month period ended December 31, 2017 compared to $750,000 for the three month period ended December 31, 2016. The allowance for loan losses was $9.8 million, or 0.76% of loans outstanding, at December 31, 2017, compared to $9.4 million, or 0.75% of loans outstanding, at September 30, 2017.

Non-interest Income. Non-interest income increased $112,000, or 6.0%, to $2.0 million for the three months ended December 31, 2017 from $1.9 million for the comparable period in 2016. Increases in trust and investment fees of $90,000, service fees on deposit accounts of $19,000, service charges and fees on loans of $15,000 and other income of $18,000 were partially offset by decreases in earnings on bank owned life insurance of $8,000 and insurance commissions of $22,000. Trust and investment fees increased primarily due to an increase in assets under management. Service related fees increased primarily due to increased volume.

Non-interest Expense. Non-interest expense decreased $120,000, or 1.2%, to $10.3 million for the three months ended December 31, 2017 from $10.4 million for the comparable period in 2016. The primary reasons for the decrease were decreases in compensation and employee benefits of $169,000, data processing of $5,000, professional fees of $179,000, advertising expenses of $147,000, and amortization of intangible assets of $19,000 which were offset in part by an increase in occupancy and equipment of $94,000, a decrease in the gain on foreclosed real estate of $60,000 and an increase in other expenses of $243,000. Included in other expenses is $219,000 in one time expenses related to the closing of three supermarket branches during December 2017. Compensation expense decreased primarily due to a decrease in pension expense. Professional fees decreased primarily due to a decrease in consulting fees and advertising expenses decreased primarily due to a decrease in the advertising frequency.

Income Taxes. Income tax expense increased $3.7 million to $4.1 million for the three months ended December 31, 2017 from $400,000 for the comparable 2016 period. The increase was primarily a result of a one time charge to income tax expense of $3.8 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	December 31, 2017	September 30, 2017
Non-performing assets:
Non-accruing loans	$10,382	$10,487
Non-accruing purchased credit impaired loans	3,920	3,776
Total non-performing loans	14,302	14,263
Foreclosed real estate	1,365	1,424
Other repossessed assets	9	9
Total non-performing assets	$15,676	$15,696
Ratio of non-performing loans to total loans	1.11%	1.14%
Ratio of non-performing loans to total assets	0.78%	0.80%
Ratio of non-performing assets to total assets	0.86%	0.88%
Ratio of allowance for loan losses to total loans	0.76%	0.75%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $20,000 at December 31, 2017 from at September 30, 2017. Non-performing loans increased $39,000 at December 31, 2017 at September 30, 2017. The number of nonperforming residential loans was 77 at December 31, 2017 compared to 76 at September 30, 2017. The $14.3 million of non-accruing loans at December 31, 2017 included 77 residential loans with an aggregate outstanding balance of $7 million, 29 commercial and commercial real estate loans with aggregate outstanding balances of $6.1 million and 77 consumer loans with aggregate balances of $1.5 million. Within the residential loan balance are $3.6 million of loans less than 90 days past due. In the quarter ended December 31, 2017, the Company identified 31 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $58,000 to $1.4 million at December 31, 2017 from September 30, 2017. Foreclosed real estate consists of 12 residential properties, one building lot and seven commercial properties.

At December 31, 2017, the principal balance of troubled debt restructures (“TDRs”) was $4.8 million as compared to $4.9 million at September 30, 2017. Of the $4.8 million of troubled debt restructures at December 31, 2017, $268,000 are performing loans and $4.5 million are non-accrual loans.

As of December 31, 2017, TDRs were comprised of 31 residential loans totaling $3.7 million, four commercial and commercial real estate loans totaling $1.0 million, and four consumer (home equity loans, home equity lines and credit, indirect auto and other) loan totaling $115,000.

For the three month period ended December 31, 2017, two loans totaling $166,000 were removed from non-performing TDR status due to completion of one year of consecutive timely payments.

We have modified the terms of certain loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all on performing loans where the rates were reset to current market rates. For the three months ended December 31, 2017, we modified six loans totaling $507,000 in this fashion. With regard to commercial loans, including commercial real estate loans, no loans were modified for the three months ended December 31, 2017.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2017, $38.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $6.5 million at December 31, 2017. As of December 31, 2017, we had $368.8 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $616.0 million.

At December 31, 2017, we had $164.6 million in loan commitments outstanding, which included, in part, $46.4 million in undisbursed construction loans and land development loans, $35.4 million in unused home equity lines of credit, $72.9 million in commercial lines of credit and commitments to originate commercial loans, $3.9 million in performance standby letters of credit and $6.1 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2017 totaled $321.6 million, or 61.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $5.8 million and $5.4 million for the three months ended December 31, 2017 and 2016, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was ($47.4) million and ($19.5) million for the three months ended December 31, 2017 and 2016, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by $38.7 million and $10.3 million for the three months ended December 31, 2017 and 2016, respectively.

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

Contractual Obligations

During the first three months of fiscal 2018, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2017.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2017.

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

From time to time, the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations, except as previously disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, and as described below.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October, 2017 where they reached an agreement to resolve the claims asserted against the Bank on a class wide basis. The terms of the settlement calls for the Bank to make a payment of $1,325,000 to the plaintiffs. The Bank’s insurance carrier will cover the payment made by the Bank in excess of a $125,000 retention. The court has entered an order preliminary approving the settlement. The court has set a final approval for April 2018.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp, Inc., in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff still has the opportunity to appeal the court’s ruling.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2017, filed on December 14, 2017.

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

ESSA BANCORP, INC.

Date: February 9, 2018	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 9, 2018	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer