Form 10-Q
period 2018-03-31
ESSA Bancorp, Inc.
filed 2018-05-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018 there were 11,766,509 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	September 30,
	2018	2017
	(dollars in thousands)
Cash and due from banks	$29,112	$36,008
Interest-bearing deposits with other institutions	5,692	5,675
Total cash and cash equivalents	34,804	41,683
Certificates of deposit	500	500
Investment securities available for sale, at fair value	377,375	390,452
Loans receivable (net of allowance for loan losses of $10,510 and $9,365)	1,291,262	1,236,681
Regulatory stock, at cost	17,234	13,832
Premises and equipment, net	15,604	16,234
Bank-owned life insurance	38,130	37,626
Foreclosed real estate	1,279	1,424
Intangible assets, net	1,565	1,844
Goodwill	13,801	13,801
Deferred income taxes	8,299	10,422
Other assets	21,071	20,719
TOTAL ASSETS	$1,820,924	$1,785,218
LIABILITIES
Deposits	$1,239,353	$1,274,861
Short-term borrowings	241,345	137,446
Other borrowings	139,434	174,168
Advances by borrowers for taxes and insurance	12,188	5,163
Other liabilities	11,226	10,853
TOTAL LIABILITIES	1,643,546	1,602,491
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,732,222 and 11,596,263 outstanding at March 31, 2018 and September 30, 2017, respectively)	181	181
Additional paid in capital	180,466	180,764
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(8,488)	(8,720)
Retained earnings	90,179	91,147
Treasury stock, at cost; 6,400,873 and 6,536,832 shares outstanding at March 31, 2018 and September 30, 2017, respectively	(78,225)	(79,891)
Accumulated other comprehensive loss	(6,735)	(754)
TOTAL STOCKHOLDERS’ EQUITY	177,378	182,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,820,924	$1,785,218

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$12,953	$11,799	$25,736	$24,050
Investment securities:
Taxable	2,186	2,043	4,244	3,917
Exempt from federal income tax	285	303	573	612
Other investment income	423	234	670	450
Total interest income	15,847	14,379	31,223	29,029
INTEREST EXPENSE
Deposits	2,359	2,069	4,736	4,081
Short-term borrowings	951	296	1,535	547
Other borrowings	602	710	1,249	1,465
Total interest expense	3,912	3,075	7,520	6,093
NET INTEREST INCOME	11,935	11,304	23,703	22,936
Provision for loan losses	1,100	750	2,100	1,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,835	10,554	21,603	21,436
NONINTEREST INCOME
Service fees on deposit accounts	821	813	1,704	1,677
Services charges and fees on loans	299	273	668	627
Trust and investment fees	237	214	477	364
Gain on sale of investments, net	75	—	75	—
Earnings on Bank-owned life insurance	249	256	504	519
Insurance commissions	204	203	375	396
Other	60	25	111	58
Total noninterest income	1,945	1,784	3,914	3,641
NONINTEREST EXPENSE
Compensation and employee benefits	5,900	6,056	11,908	12,233
Occupancy and equipment	1,186	1,190	2,371	2,281
Professional fees	626	835	1,192	1,580
Data processing	888	931	1,817	1,865
Advertising	201	241	359	546
Federal Deposit Insurance Corporation (FDIC) premiums	256	213	445	400
Loss(Gain) on foreclosed real estate	32	(5)	(4)	(101)
Amortization of intangible assets	135	164	279	327
Other	764	879	1,903	1,775
Total noninterest expense	9,988	10,504	20,270	20,906
Income before income taxes	2,792	1,834	5,247	4,171
Income taxes	529	203	4,622	603
NET INCOME	$2,263	$1,631	$625	$3,568
Earnings per share
Basic	$0.21	$0.15	$0.06	$0.34
Diluted	$0.21	$0.15	$0.06	$0.34
Dividends per share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$2,263	$1,631	$625	$3,568
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding gain (loss)	(6,452)	1,184	(8,403)	(9,048)
Tax effect	1,352	(403)	2,015	3,076
Reclassification of gains recognized in net income	(75)	—	(75)	—
Tax effect	18	—	18	—
Net of tax amount	(5,157)	781	(6,445)	(5,972)
Pension plan adjustment:
Related to freezing pension	—	7,143	—	7,143
Tax effect	—	(2,429)	—	(2,429)
Reclassification of gains recognized in net income	—	23	—	159
Tax effect	—	(10)	—	(56)
Net of tax amount	—	4,727	—	4,817
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivatives included in net income	738	40	1,195	1,092
Tax effect	(151)	(15)	(307)	(473)
Reclassification adjustment for gains on derivatives included in net income	(76)	(5)	(99)	6
Tax effect	13	3	21	(2)
Net of tax amount	524	23	810	623
Total other comprehensive (loss) income	(4,633)	5,531	(5,635)	(532)
Comprehensive (loss) income	$(2,370)	$7,162	$(5,010)	$3,036

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2017	11,596,263	$181	$180,764	$(8,720)	$91,147	$(79,891)	$(754)	$182,727
Net income					625			625
Other comprehensive loss							(5,635)	(5,635)
Reclassification of certain income tax effects from accumulated other comprehensive income					346		(346)	—
Cash dividends declared ($0.18 per share)					(1,939)			(1,939)
Stock based compensation			184					184
Allocation of ESOP stock			130	232				362
Allocation of treasury shares to incentive plan	22,994		(281)			281		—
Stock options exercised	112,965		(331)			1,385		1,054
Balance, March 31, 2018	11,732,222	$181	$180,466	$(8,488)	$90,179	$(78,225)	$(6,735)	$177,378

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$625	$3,568
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	1,500
Provision for depreciation and amortization	599	685
Amortization and accretion of discounts and premiums, net	2,227	2,216
Net gain on sale of investment securities	(75)	—
Compensation expense on ESOP	362	344
Stock based compensation	184	145
Increase in accrued interest receivable	(130)	(160)
Increase (decrease) in accrued interest payable	34	(183)
Earnings on bank-owned life insurance	(504)	(519)
Deferred federal income taxes	3,525	170
(Decrease) increase in accrued pension liability	(255)	297
Gain on foreclosed real estate, net	(4)	(101)
Amortization of identifiable assets	279	327
Other, net	1,910	3,963
Net cash provided by operating activities	10,877	12,252
INVESTING ACTIVITIES
Certificates of deposit maturities	—	250
Investment securities available for sale:
Proceeds from sale of investment securities	22,074	—
Proceeds from principal repayments and maturities	32,270	33,192
Purchases	(50,617)	(48,049)
(Increase) decrease in loans receivable, net	(58,649)	5,792
Redemption of regulatory stock	9,034	11,413
Purchase of regulatory stock	(12,436)	(9,911)
Proceeds from sale of foreclosed real estate	837	1,557
Purchase of premises, equipment and software	(66)	(383)
Net cash used for investing activities	(57,553)	(6,139)
FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(35,508)	23,555
Net increase (decrease) in short-term borrowings	103,899	(8,509)
Proceeds from other borrowings	25,100	17,597
Repayment of other borrowings	(59,834)	(49,030)
Increase in advances by borrowers for taxes and insurance	7,025	4,159
Exercising of stock options	1,054	807
Dividends on common stock	(1,939)	(1,907)
Net cash provided by (used for) financing activities	39,797	(13,328)
Decrease in cash and cash equivalents	(6,879)	(7,215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,683	43,658
CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,804	$36,443
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$7,486	$6,276
Income taxes	(2)	(389)
Noncash items:
Transfers from loans to foreclosed real estate	688	2112
Unrealized holding loss	(8,478)	(9,048)
Pension Plan curtailment	—	7,143

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,459,392)	(6,618,067)	(6,490,961)	(6,670,049)
Average unearned ESOP shares	(843,010)	(888,285)	(848,729)	(894,004)
Average unearned non-vested shares	(34,340)	(33,746)	(44,318)	(42,958)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,796,353	10,592,997	10,749,087	10,526,084
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	347	1,646	143	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	25,409	97,317	31,149	91,157
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,822,109	10,691,960	10,780,379	10,617,241

At March  31, 2018 there were 53,313 shares of nonvested stock outstanding at an average weighted price of $15.24 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2017 there were 53,371 shares of nonvested stock outstanding at an average weighted price of $11.77 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  On January 1, 2018, the Company adopted this standard which resulted in a reclassification of $346,000 between accumulated other comprehensive income and retained earnings on the consolidated balance sheet.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01.   (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.  (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.  (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.  (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.  This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$136,157	$15	$(3,880)	$132,292
Freddie Mac	97,336	5	(3,113)	94,228
Governmental National Mortgage Association Securities	20,845	—	(657)	20,188
Total mortgage-backed securities	254,338	20	(7,650)	246,708
Obligations of states and political subdivisions	52,046	621	(1,305)	51,362
U.S. government agency securities	13,191	26	(109)	13,108
Corporate obligations	45,748	242	(1,002)	44,988
Other debt securities	21,910	3	(729)	21,184
Total debt securities	387,233	912	(10,795)	377,350
Equity securities - financial services	25	—	—	25
Total	$387,258	$912	$(10,795)	$377,375

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$119,333	$207	$(1,203)	$118,337
Freddie Mac	98,668	177	(808)	98,037
Governmental National Mortgage Association	17,609	43	(203)	17,449
Total mortgage-backed securities	235,610	427	(2,214)	233,823
Obligations of states and political subdivisions	64,382	1,522	(546)	65,358
U.S. government agency securities	18,615	61	(5)	18,671
Corporate obligations	49,025	335	(618)	48,742
Other debt securities	24,200	47	(414)	23,833
Total debt securities	391,832	2,392	(3,797)	390,427
Equity securities - financial services	25	—	—	25
Total	$391,857	$2,392	$(3,797)	$390,452

The amortized cost and fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,748	$1,750
Due after one year through five years	34,694	34,396
Due after five years through ten years	100,607	98,495
Due after ten years	250,184	242,709
Total	$387,233	$377,350

For the three and six months ended March 31, 2018, the Company realized gross gains of $300,000 and gross losses of $225,000 on proceeds from the sale of investment securities of $22.1 million.  For the three and six months ended March 31, 2017, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2018
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	90	$84,342	$(1,691)	$45,723	$(2,189)	$130,065	$(3,880)
Freddie Mac	68	61,564	(1,553)	31,808	(1,560)	93,372	(3,113)
Governmental National Mortgage Association	17	13,429	(309)	6,759	(348)	20,188	(657)
Obligations of states and political subdivisions	28	11,431	(217)	19,765	(1,088)	31,196	(1,305)
U.S. government agency securities	4	8,718	(109)	—	—	8,718	(109)
Corporate obligations	29	20,338	(350)	9,465	(652)	29,803	(1,002)
Other debt securities	19	2,085	(34)	17,858	(695)	19,943	(729)
Total	255	$201,907	$(4,263)	$131,378	$(6,532)	$333,285	$(10,795)

	September 30, 2017
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	55	$61,852	$(558)	$20,679	$(645)	$82,531	$(1,203)
Freddie Mac	39	38,913	(354)	16,427	(454)	55,340	(808)
Governmental National Mortgage Association	11	6,669	(41)	6,903	(162)	13,572	(203)
Obligations of states and political subdivisions	25	10,944	(59)	17,425	(487)	28,369	(546)
U.S. government agency securities	3	8,995	(5)	—	—	8,995	(5)
Corporate obligations	22	15,119	(104)	8,032	(514)	23,151	(618)
Other debt securities	19	7,141	(104)	13,806	(310)	20,947	(414)
Total	174	$149,633	$(1,225)	$83,272	$(2,572)	$232,905	$(3,797)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, other mortgage backed securities, debt obligations of a U.S. state or political subdivision, U.S. government agency securities, corporate obligations and other debt securities.

The Company reviews its position quarterly and has asserted that at March 31, 2018, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Real estate loans:
Residential	$583,926	$586,708
Construction	4,072	3,097
Commercial	383,561	318,323
Commercial	49,273	44,129
Obligations of states and political subdivisions	55,615	58,079
Home equity loans and lines of credit	44,247	46,219
Auto Loans	178,420	186,646
Other	2,658	2,845
	1,301,772	1,246,046
Less allowance for loan losses	10,510	9,365
Net loans	$1,291,262	$1,236,681

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the three and six months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$755	$453
Reclassification, new additions and other	85	82
Accretion	(266)	(75)
Balance at end of period	$574	$460

	For the Six Months Ended March 31,
	2018	2017
Balance at beginning of period	$471	$478
Reclassification, new additions and other	681	118
Accretion	(578)	(136)
Balance at end of period	$574	$460

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2018	September 30, 2017
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$4,852	$5,490
Carrying amount	$4,480	$4,388

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
March 31, 2018
Real estate loans:
Residential	$583,926	$5,190	$—	$578,736
Construction	4,072	—	—	4,072
Commercial	383,561	6,803	3,900	372,858
Commercial	49,273	1,142	252	47,879
Obligations of states and political subdivisions	55,615	—	—	55,615
Home equity loans and lines of credit	44,247	198	328	43,721
Auto loans	178,420	558	—	177,862
Other	2,658	27	—	2,631
Total	$1,301,772	$13,918	$4,480	$1,283,374

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2017
Real estate loans:
Residential	$586,708	$6,202	$—	$580,506
Construction	3,097	—	—	3,097
Commercial	318,323	7,211	3,775	307,337
Commercial	44,129	1,385	283	42,461
Obligations of states and political sub divisions	58,079	—	—	58,079
Home equity loans and lines of credit	46,219	176	330	45,713
Auto loans	186,646	572	—	186,074
Other	2,845	30	—	2,815
Total	$1,246,046	$15,576	$4,388	$1,226,082

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2018
With no specific allowance recorded:
Real estate loans
Residential	$3,879	$5,193	$—
Construction	—	—	—
Commercial	6,785	8,729	—
Commercial	1,142	1,397	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	172	186	—
Auto loans	214	420	—
Other	27	34	—
Total	12,219	15,959	—
With an allowance recorded:
Real estate loans
Residential	1,311	1,561	160
Construction	—	—	—
Commercial	18	22	12
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	26	27	2
Auto loans	344	355	130
Other	—	—	—
Total	1,699	1,965	304
Total:
Real estate loans
Residential	5,190	6,754	160
Construction	—	—	—
Commercial	6,803	8,751	12
Commercial	1,142	1,397	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	198	213	2
Auto loans	558	775	130
Other	27	34	—
Total Impaired Loans	$13,918	$17,924	$304

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2017
With no specific allowance recorded:
Real Estate Loans
Residential	$4,392	$5,730	$—
Construction	—	—	—
Commercial	7,191	9,396	—
Commercial	1,385	1,575	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	176	258	—
Auto Loans	123	237	—
Other	30	36	—
Total	13,297	17,232	—
With an allowance recorded:
Real Estate Loans
Residential	1,810	2,264	154
Construction	—	—	—
Commercial	20	1,193	19
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	449	468	172
Other	—	—	—
Total	2,279	3,925	345
Total:
Real Estate Loans
Residential	6,202	7,994	154
Construction	—	—	—
Commercial	7,211	10,589	19
Commercial	1,385	1,575	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	176	258	—
Auto Loans	572	705	172
Other	30	36	—
Total Impaired Loans	$15,576	$21,157	$345

The following tables represent the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended March 31,
	2018	2017	2018	2017
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$4,180	$5,573	$6	$9
Construction	—	—	—	—
Commercial	6,789	9,218	69	67
Commercial	1,178	1,637	24	29
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	203	202	—	—
Auto loans	208	102	—	—
Other	28	8	—	—
Total	12,586	16,740	99	105
With an allowance recorded:
Real estate loans
Residential	1,256	1,985	—	—
Construction	—	—	—	—
Commercial	19	341	—	—
Commercial	—	100	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	12	5	—	—
Auto loans	231	291	—	2
Other	—	—	—	—
Total	1,518	2,722	—	2
Total:
Real estate loans
Residential	5,436	7,558	6	9
Construction	—	—	—	—
Commercial	6,808	9,559	69	67
Commercial	1,178	1,737	24	29
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	215	207	—	—
Auto loans	439	393	—	2
Other	28	8	—	—
Total Impaired Loans	$14,104	$19,462	$99	$107

	For the Six Months Ended March 31,
	2018	2017	2018	2017
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$4,305	$6,049	$16	$21
Construction	—	—	—	—
Commercial	6,897	9,890	141	172
Commercial	1,233	1,665	51	62
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	205	260	1	—
Auto loans	172	119	1	—
Other	29	8	—	—
Total	12,841	17,991	210	255
With an allowance recorded:
Real estate loans
Residential	1,392	2,025	—	—
Construction	—	—	—	—
Commercial	19	345	—	—
Commercial	—	59	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	7	4	—	—
Auto loans	247	253	—	6
Other	—	—	—	—
Total	1,665	2,686	—	6
Total:
Real estate loans
Residential	5,697	8,074	16	21
Construction	—	—	—	—
Commercial	6,916	10,235	141	172
Commercial	1,233	1,724	51	62
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	212	264	1	—
Auto loans	419	372	1	6
Other	29	8	—	—
Total Impaired Loans	$14,506	$20,677	$210	$261

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at March 31, 2018 and September 30, 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
March 31, 2018
Commercial real estate loans	$364,292	$1,368	$17,901	$—	$383,561
Commercial	46,889	354	2,030	—	49,273
Obligations of states and political subdivisions	55,615	—	—	—	55,615
Total	$466,796	$1,722	$19,931	$—	$488,449

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2017
Commercial real estate loans	$300,554	$3,376	$14,393	$—	$318,323
Commercial	40,996	32	3,101	—	44,129
Obligations of states and political subdivisions	58,079	—	—	—	58,079
Total	$399,629	$3,408	$17,494	$—	$420,531

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2018 and September 30, 2017 (in thousands):

	Performing	Non- performing	Purchased Credit Impaired	Total
March 31, 2018
Real estate loans:
Residential	$577,491	$6,435	$—	$583,926
Construction	4,072	—	—	4,072
Home equity loans and lines of credit	43,615	304	328	44,247
Auto loans	177,698	722	—	178,420
Other	2,629	29	—	2,658
Total	$805,505	$7,490	$328	$813,323

	Performing	Non- performing	Purchased Impaired Credit	Total
September 30, 2017
Real estate loans:
Residential	$580,116	$6,592	$—	$586,708
Construction	3,097	—	—	3,097
Home equity loans and lines of credit	45,576	313	330	46,219
Auto loans	185,910	736	—	186,646
Other	2,807	38	—	2,845
Total	$817,506	$7,679	$330	$825,515

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2018 and September 30, 2017 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
March 31, 2018
Real estate loans:
Residential	$575,286	$1,120	$1,085	$—	$6,435	$8,640	$—	$—	$583,926
Construction	4,072	—	—	—	—	—	—	—	$4,072
Commercial	377,531	38	—	—	2,092	2,130	261	3,639	$383,561
Commercial	48,910	—	—	—	111	111	—	252	$49,273
Obligations of states and political subdivisions	55,615	—	—	—	—	—	—	—	$55,615
Home equity loans and lines of credit	43,456	159	—	—	304	463	—	328	$44,247
Auto loans	176,631	951	116	—	722	1,789	—	—	$178,420
Other	2,629	—	—	—	29	29	—	—	$2,658
Total	$1,284,130	$2,268	$1,201	$—	$9,693	$13,162	$261	$4,219	$1,301,772

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2017
Real estate loans:
Residential	$577,034	$2,661	$421	$—	$6,592	$9,674	$—	$—	$586,708
Construction	3,097	—	—	—	—	—	—	—	3,097
Commercial	312,098	172	—	—	2,278	2,450	612	3,163	318,323
Commercial	43,298	18	—	—	530	548	—	283	44,129
Obligations of states and political subdivisions	58,079	—	—	—	—	—	—	—	58,079
Home equity loans and lines of credit	45,460	101	15	—	313	429	—	330	46,219
Auto loans	185,247	631	32	—	736	1,399	—	—	186,646
Other	2,789	14	4	—	38	56	—	—	2,845
Total	$1,227,102	$3,597	$472	$—	$10,487	$14,556	$612	$3,776	$1,246,046

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2018 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and six month periods ended March 31, 2018 and 2017 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at December 31, 2017	$3,769	$33	$2,319	$1,054	$213	$449	$1,962	$21	$13	$9,833
Charge-offs	(52)	—	(14)	(5)	—	(6)	(550)	(15)	—	(642)
Recoveries	3	—	—	—	—	3	211	2	—	219
Provision	35	—	516	170	56	(45)	281	13	74	1,100
ALL balance at March 31, 2018	$3,755	$33	$2,821	$1,219	$269	$401	$1,904	$21	$87	$10,510
ALL balance at December 31, 2016	$4,450	$23	$795	$965	$234	$441	$2,062	$25	$347	$9,342
Charge-offs	(290)	—	(128)	(1)	—	(6)	(544)	—	—	(969)
Recoveries	5	—	—	—	—	2	232	4	—	243
Provision	(35)	7	371	(13)	10	8	158	(5)	249	750
ALL balance at March 31, 2017	$4,130	$30	$1,038	$951	$244	$445	$1,908	$24	$596	$9,366

ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Charge-offs	(95)	—	(15)	(137)	—	(6)	(1,087)	(21)	—	(1,361)
Recoveries	6	—	2	10	—	5	381	2	—	406
Provision	(34)	10	1,076	359	21	(68)	774	19	(57)	2,100
ALL balance at March 31, 2018	$3,755	$33	$2,821	$1,219	$269	$401	$1,904	$21	$87	$10,510
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
Charge-offs	(366)	—	(218)	(20)	—	(6)	(1,061)	(4)	—	(1,675)
Recoveries	6	—	10	—	—	3	460	6	—	485
Provision	64	17	394	89	29	(7)	629	(3)	288	1,500
ALL balance at March 31, 2017	$4,130	$30	$1,038	$951	$244	$445	$1,908	$24	$596	$9,366

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The Company allocated increased provisions to commercial real estate loans due primarily to increased loan balances for the three month period ended March 31, 2018. The Company allocated increased provisions to commercial loans due primarily to increase loan balances and charge off activity for the three month period ended March 31, 2018. The Company allocated increased provisions to commercial real estate loans for the three month period ended March 31, 2017 due to charge off activity. The Company allocated increased provisions to auto loans for the three and six month periods ended March 31, 2018 and 2017 due to increased charge offs, net of recoveries.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2018 and September 30, 2017 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$160	$—	$12	$—	$—	$2	$130	$—	$—	$304
Collectively evaluated for impairment	3,595	33	2,809	1,219	269	399	1,774	21	87	10,206
ALL balance at March 31, 2018	$3,755	$33	$2,821	$1,219	$269	$401	$1,904	$21	$87	$10,510
Individually evaluated for impairment	$154	$—	$19	$—	$—	$—	$172	$—	$—	$345
Collectively evaluated for impairment	3,724	23	1,739	987	248	470	1,664	21	144	9,020
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365

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

The following is a summary of troubled debt restructuring granted during the three and six months ended March 31, 2018 and 2017 (dollars in thousands):

For the Three Months Ended March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	—	—	—
Construction	—	—	—
Commercial	1	107	107
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	1	15	15
Other	—	—	—
Total	2	$122	$122

	For the Three Months Ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$135	$135
Construction	—	—	—
Commercial	1	132	132
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	1	24	24
Total	3	$291	$291

	For the Six Months Ended March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$243	$235
Construction	—	—	—
Commercial	1	107	107
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	1	15	15
Other	—	—	—
Total	4	$365	$357

	For the Six Months Ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	3	$379	$379
Construction	—	—	—
Commercial	1	132	132
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	1	24	24
Total	5	$535	$535

For the three months ended March 31, 2018, one loan for $107,000 was granted terms concessions and one loan for $15,000 was granted terms and rate concessions.

Of the three new troubled debt restructurings granted for the three months ended March 31, 2017, one loan for $135,000 was granted terms concessions, one loan for $132,000 was granted terms and rate concessions, and one loan for $24,000 was granted interest rate concessions.

For the six months ended March 31, 2018, three loans totaling $250,000 were granted terms and rate concessions and one loan for $107,000 was granted terms concessions.

Of the five new troubled debt restructurings granted for the six months ended March 31, 2017, one loan totaling $135,000 was granted terms concessions, one loan totaling $24,000 was granted interest rate concessions, and three loans totaling $376,000 were granted terms and rate concessions.

For the three months ended March 31, 2018, one loan totaling $72,000 defaulted on a restructuring agreement within one year of modification.

For the six months ended March 31, 2018, two loan totaling $95,000 defaulted on a restructuring agreement within one year of modification.

For the three months ended March 31, 2017 no loans defaulted on a restructuring agreement within one year of modification.

For the six months ended March 31, 2017 one loan totaling $107,000 defaulted on a restricting agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in the Consolidated Balance Sheet.  As of March 31, 2018, included within the foreclosed assets is $790,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end. As of March 31, 2018, the Company has initiated formal foreclosure proceedings on $2.6 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2018	September 30, 2017
Non-interest bearing demand accounts	$152,379	$160,125
Interest bearing demand accounts	164,611	208,369
Money market accounts	266,927	253,949
Savings and club accounts	143,715	141,521
Certificates of deposit	511,721	510,897
Total	$1,239,353	$1,274,861

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and six month periods ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Service Cost	$—	$69	$—	$378
Interest Cost	175	208	349	443
Expected return on plan assets	(299)	(348)	(597)	(689)
Amortization of unrecognized loss	—	23	—	159
Net periodic benefit cost	$(124)	$(48)	$(248)	$291

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

The 2013 restricted stock shares vested over an 18 month service period. The 2014 restricted shares vest over a 39 month service period. The 2015 restricted shares vest over a 40 month service period. The March 4, 2016 restricted shares vest over a 43 month service period. The December 13, 2016 restricted shares vest over a 46 month service period. The March 29, 2017 restricted shares vest over 42 months for 1,296 shares and over 18 months for 2,000 shares. The October 23, 2017 restricted shares vested over a 23 month service period. The December 6, 2017 restricted shares vest over a 46 month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.

For the six months ended March 31, 2018 and 2017, the Company recorded $184,000 and $145,000 of share-based compensation expense, respectively, comprised of restricted stock expense.  Expected future compensation expense relating to the restricted shares issued in 2015, at March 31, 2018 is $41,000 over the remaining vesting period of 0.5 years. Expected future compensation expense relating to the restricted shares issued in March 2016, at  March 31, 2018 is $128,000 over the remaining vesting period of 1.5 years. Expected future compensation expense relating to the restricted shares issued in December 2016, at March 31, 2018 is $223,000 over the remaining vesting period of 2.5 years. Expected future compensation expense relating to the restricted shares (1,296) issued in March 2017, at March 31, 2018 is $13,000 over the remaining vesting period of 2.5 years. Expected future compensation expense relating to the restricted shares (2,000) issued in March 2017, at March 31, 2018 is $10,000 over the remaining vesting period of 0.5 years. Expected future compensation expense relating to the restricted shares issued in October 2017, at March 31, 2018 is $15,000 over the remaining vesting period of 1.5 years. Expected future compensation expense relating to the restricted shares issued in December 2017, at March 31, 2018 is $352,000 over the remaining vesting period of 3.5 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the six month period ended March 31, 2018.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2017	294,646	$12.35	0.67	$987
Granted	—	—	—	—
Exercised	196,848	12.35	0.17	—
Forfeited	—	—	—	—
Outstanding at March 31, 2018	97,798	$12.35	0.17	$227
Exercisable at March 31, 2018	97,798	$12.35	0.17	$227

The following is a summary of the status of the Company’s restricted stock as of March 31, 2018, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2017	34,692	$14.89
Granted	25,528	15.86
Vested	(1,000)	—
Forfeited	(2,535)	14.79
Nonvested at March 31, 2018	56,685	$15.31

10.	Fair Value Measurement

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

The following tables present information about the Company’s securities, derivatives, other real estate owned, impaired loans and mortgage servicing rights measured at fair value as of March 31, 2018 and September 30, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at March 31, 2018
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2018
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage backed securities	$—	$246,708	$—	$246,708
Obligations of states and political subdivisions	—	51,362	—	51,362
U.S. government agencies	—	13,108	—	13,108
Corporate obligations	—	37,221	7,767	44,988
Other debt securities	—	21,184	—	21,184
Equity securities-financial services	25	—	—	25
Total Securities	$25	$369,583	$7,767	$377,375
Derivatives and hedging activities:	$—	$2,312	$—	$2,312
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$1,279	$1,279
Impaired loans	$—	$—	$13,614	$13,614
Mortgage servicing rights	$—	$—	$220	$220

	Fair Value Measurement at September 30, 2017
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2017
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage backed securities	$—	$233,823	$—	$233,823
Obligations of states and political subdivisions	—	65,358	—	65,358
U.S. government agencies	—	18,671	—	18,671
Corporate obligations	—	41,518	7,224	48,742
Other debt securities	—	23,833	—	23,833
Equity securities-financial services	25	—	—	25
Total Securities	$25	$383,203	$7,224	$390,452
Derivatives and hedging activities	$—	$1,215	$—	$1,215
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$1,424	$1,424
Impaired loans	$—	$—	$15,231	$15,231
Mortgage Servicing rights	$—	$—	$232	$232

The following tables present a summary of changes in the fair value of the Company’s Level III investments for the three and six month periods ended March 31, 2018 and 2017 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	March 31, 2018	March 31, 2017
Beginning balance	$7,826	$8,238
Purchases, sales, issuances, settlements, net	—	756
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive loss	(59)	(259)
Transfers in and/or out of Level III	—	—
	$7,767	$8,735

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six Months Ended
	March 31, 2018	March 31, 2017
Beginning balance	$7,224	$7,485
Purchases, sales, issuances, settlements, net	500	756
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income	43	494
Transfers in and/or out of Level III	—	—
	$7,767	$8,735

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, all of these are classified as available for sale and are reported at fair value using Level 3 inputs. Mortgage servicing rights are also valued by an independent pricing service. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2018, 140 impaired loans with a carrying value of $13.9 million were reduced by specific valuation allowance totaling $304,000 resulting in a net fair value of $13.6 million based on Level 3 inputs. At September 30, 2017, 164 impaired loans with a carrying value of $15.6 million were reduced by a specific valuation totaling $345,000 resulting in a net fair value of $15.2 million based on Level 3 inputs.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2018
Impaired loans	$13,614	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (25.3%)
Foreclosed real estate owned	1,279	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (23.2%)
Mortgage servicing rights	220	Discounted cash flow	Discount rate	11.0% (11.0%)
			Prepayment speeds	7% to 28% (12.2%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2017
Impaired loans	$15,231	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 57% (24.0%)
Foreclosed real estate owned	1,424	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (22.0%)
Mortgage servicing rights	232	Discounted cash flow	Discount rate	11.0% (11.0%)
			Prepayment speeds	11% to 30% (15.9%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below (in thousands).

	March 31, 2018
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$34,804	$34,804	$—	$—	$34,804
Certificates of deposit	500	—	—	501	501
Investment and mortgage backed securities available for sale	377,375	25	369,583	7,767	377,375
Loans receivable, net	1,291,262	—	—	1,265,713	1,265,713
Accrued interest receivable	6,279	6,279	—	—	6,279
Regulatory stock	17,234	17,234	—	—	17,234
Mortgage servicing rights	220	—	—	220	220
Derivatives	2,312	—	2,312	—	2,312
Bank owned life insurance	38,130	38,130	—	—	38,130
Financial liabilities:
Deposits	$1,239,353	$727,632	$—	$508,654	$1,236,286
Short-term borrowings	241,345	241,345	—	—	241,345
Other borrowings	139,434	—	—	138,434	138,434
Advances by borrowers for taxes and insurance	12,188	12,188	—	—	12,188
Accrued interest payable	1,077	1,077	—	—	1,077

	September 30, 2017
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$41,683	$41,683	$—	$—	$41,683
Certificates of deposit	500	—	—	505	505
Investment and mortgage backed securities available for sale	390,452	25	383,203	7,224	390,452
Loans receivable, net	1,236,681	—	—	1,235,368	1,235,368
Accrued interest receivable	6,149	6,149	—	—	6,149
Regulatory stock	13,832	13,832	—	—	13,832
Mortgage servicing rights	232	—	—	232	232
Derivatives	1,215	—	1,215	—	1,215
Bank owned life insurance	37,626	37,626	—	—	37,626
Financial liabilities:
Deposits	$1,274,861	$763,964	$—	$511,392	$1,275,356
Short-term borrowings	137,446	137,446	—	—	137,446
Other borrowings	174,168	—	—	174,107	174,107
Advances by borrowers for taxes and insurance	5,163	5,163	—	—	5,163
Accrued interest payable	1,043	1,043	—	—	1,043

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

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and six months period ended March 31, 2018 and 2017 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at December 31, 2017	$(628)	$(2,215)	$1,087	$(1,756)
Other comprehensive income before reclassifications	—	(5,100)	587	(4,513)
Amounts reclassified from accumulated other comprehensive loss	—	(57)	(63)	(120)
Reclassification of certain income tax effects from accumulated other comprehensive income	(124)	(436)	214	(346)
Period change	(124)	(5,593)	738	(4,979)
Balance at March 31, 2018	$(752)	$(7,808)	$1,825	$(6,735)
Balance at December 31, 2016	$(5,993)	$(2,801)	$899	$(7,895)
Other comprehensive income before reclassifications	4,714	781	25	5,520
Amounts reclassified from accumulated other comprehensive loss, net of tax	13	—	(2)	11
Period change	4,727	781	23	5,531
Balance at March 31, 2017	$(1,266)	$(2,020)	$922	$(2,364)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2017	$(628)	$(927)	$801	$(754)
Other comprehensive income (loss) before reclassifications	—	(6,388)	888	(5,500)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(57)	(78)	(135)
Reclassification of certain income tax effects from accumulated other comprehensive income	(124)	(436)	214	(346)
Period change	(124)	(6,881)	1,024	(5,635)
Balance at March 31, 2018	$(752)	$(7,808)	$1,825	$(6,735)
Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)
Other comprehensive income before reclassifications	4,714	(5,972)	619	(639)
Amounts reclassified from accumulated other comprehensive loss, net of tax	103	—	4	107
Period change	4,817	(5,972)	623	(532)
Balance at March 31, 2017	$(1,266)	$(2,020)	$922	$(2,364)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six month periods ended March 31, 2018 and 2017 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2018	2017
Securities available for sale
Net securities gains reclassified into earnings	75	—	Gains on sale of investments, net
Related income tax expense	(18)	—	Income taxes
Net effect on accumulated other comprehensive loss for the period	57	—	Net of tax
Defined benefit pension plan:
Amortization of net (loss) gain and prior service costs	—	(23)	Compensation and employee benefits
Related income tax expense	—	10	Income taxes
Net effect on accumulated other comprehensive loss for the period	—	(13)	Net of tax
Derivatives and hedging activities:
Interest expense, effective portion	76	5	Interest expense
Related income tax expense	(13)	(3)	Income taxes
Net effect on accumulated other comprehesive loss for the period	63	2	Net of tax
Total reclassification for the period	$120	$(11)

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss For the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2018	2017
Securities available for sale:
Net securities gains reclassified into earnings	75	—	Gain on sale of investments, net
Related income tax expense	(18)	—	Income taxes
Net effect on accumulated other comprehensive loss for the period	57	—	Net of tax
Defined benefit pension plan:
Amoritization of net (loss) gain and prior services costs	—	(159)	Compensation and employee benefits
Related income tax expense	—	56	Income taxes
Net effect on accumulated other comprehensive loss for the period	—	(103)	Net of tax
Derivative and Hedging Activities:
Interest expense, effective portion	99	(6)	Interest expense
Related income tax expense	(21)	2	Income taxes
Net effect on accumulated other comprehensive loss for the period	78	(4)	Net of tax
Total reclassification for the period	$135	$(107)

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2018 and September 30, 2017 (in thousands).

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of March 31, 2018		As of September 30, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$2,312	Other Assets	$1,215

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of March 31, 2018, the Company had three interest rate swaps with a notional principal amount of $75.0 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended March 31, 2018.

Amounts reported in accumulated other comprehensive loss related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended March 31, 2018, the Company had $76,000 of gains reclassified to interest expense. During the six months ended March 31, 2018, the Company had $99,000 of gains reclassified to interest expense. During the  next twelve months, the Company estimates that $0 will be reclassified as a decrease in interest expense.

The tables below present the pre-tax net gains (losses) of the Company’s cash flow hedges for the three month periods ended March 31, 2018 and 2017, respectively, and where they were recorded in the Consolidated Statement of Income, (in thousands).

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months Ended March 31,
	2018	2017		2018	2017		2018	2017
Interest Rate Products	$738	$40	Interest expense	$76	$5	Other non-interest income	$—	$—
Ending balance of OCI
Total	$738	$40		$76	$5		$—	$—

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss)Reclassified from Accumulated OCI into Income (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Six Months Ended March 31,
	2018	2017		2018	2017		2018	2017
Interest Rate Products	$1,195	$1,092	Interest expense	$99	$(6)	Other non-interest income	$—	$—
Ending balance of OCI
Total	$1,195	$1,092		$99	$(6)		$—	$—

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

As of March 31, 2018 the Company had no derivatives in a net liability position and was not required to post collateral  against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (“UCC”). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October, 2017 where they reached an agreement to resolve the claims asserted against the Bank on a class wide basis. The terms of the settlement calls for the Bank to make a payment of $1,325,000 to the plaintiffs. The Bank’s insurance carrier will cover the payment made by the Bank in excess of a $125,000 retention. The court has entered an order preliminarily approving the settlement. The court has set a final approval hearing for May 2018.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp, Inc., in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff  has appealed the courts ruling. Preliminary arguments are due in June, 2018 to the extent that this litigation could result in exposure to the bank. The amount is not currently estimable.

14.	Income Taxes

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	For the Three Months Ended March 31,
	2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$676	24.2%	$622	34.0%
Income from bank-owned life insurance	(60)	(2.2)	(86)	(4.7)
Tax-exempt income	(134)	(4.8)	(216)	(11.8)
Low-income housing credits	52	1.9	(74)	(4.0)
Other, net	(5)	(0.2)	(43)	(2.3)
Actual tax expense and effective rate	$529	18.9%	$203	11.2%

	For the Six Months Ended March 31,
	2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$1,271	24.2%	$1,417	34.0%
Income from bank-owned life insurance	(122)	(2.3)	(176)	(4.2)
Tax-exempt income	(269)	(5.1)	(432)	(10.4)
Low-income housing credits	(43)	(0.8)	(123)	(2.9)
Tax rate change	3,780	72.1	—	—
Other, net	5	(0.1)	(83)	(2.0)
Actual tax expense and effective rate	$4,622	88.1%	$603	14.5%

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of September 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate for its fiscal year 2018 and then a flat 21% thereafter. As a result, the carrying value of net deferred tax assets was reduced in December 2017, which increased income tax expense by $3.8 million.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At March 31, 2018, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our  profitability, demonstrated through consecutive earnings over the recent three year period,  and our projections for future taxable income.

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

Comparison of Financial Condition at March 31, 2018 and September 30, 2017

Total Assets. Total assets increased by $35.7 million, or 2.0%, to $1.82 billion at March 31, 2018 from $1.79 billion at September 30, 2017.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $6.9 million, or 16.5%, to $34.8 million at March 31, 2018 from $41.7 million at September 30, 2017. Decreases in interest bearing deposits with other institutions of $17,000, and cash and due from banks of $6.9 million, were the reasons for the net decrease of $6.9 million.

Net Loans. Net loans increased $54.6 million, or 4.4%, to $1.29 billion at March 31, 2018 from September 30, 2017. During this period, residential loans decreased $2.8 million to $583.9 million, construction loans increased $975,000 to $4.1 million, commercial real estate loans increased $65.2 million to $383.6 million, commercial loans increased $5.1 million to $49.3 million, obligations of states and political subdivisions decreased $2.5 million to $55.6 million, home equity loans and lines of credit decreased $2.0 million to $44.2 million, auto loans decreased $8.2 million to $178.4 million, and other loans decreased $187,000 to $2.7 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $13.1 million, or 3.4%, to $377.4 million at March 31, 2018 from $390.5 million at September 30, 2017. The decrease was due primarily to  decreases in obligations of states and political subdivisions of $14.0 million, U.S. government securities of $5.6 million, corporate obligations of $3.8 million and other debt securities of $2.6 million which were partially offset by an increase in mortgage backed securities of $12.9 million. The Company realized a net gain of $75,000 on the sale of investment securities totaling $22.1 million for the three and six months ended March 31, 2018.

Deposits. Deposits decreased $35.5 million, or 2.8%, to $1.24 billion at March 31, 2018 from $1.27 billion at September 30, 2017 due primarily to declines in municipal deposits. Decreases in non interest bearing demand accounts of $7.7 million, and interest bearing demand accounts of $43.8 million were offset in part by  increases in money market accounts of $13.0 million, savings and club accounts of $2.2 million and certificates of deposit of $824,000. The increase in certificates of deposit, which increased to $511.7 million at March 31, 2018, included an increase in brokered certificates of $28.3 million to $168.0 million.

Borrowed Funds. Borrowed funds increased by $69.2 million, or 22.2%, to $380.8 million at March 31, 2018, from $311.6 million at September 30, 2017. The increase in borrowed funds was due to an increase in short term borrowings of $103.9 million offset in part by a decrease in other borrowings of $34.7 million. Short term borrowings increase due to asset growth and decline in deposits. All borrowings at March 31, 2018 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

Stockholders’ Equity. Stockholders’ equity decreased by $5.3 million, or 2.9%, to $177.4 million at March 31, 2018 from $182.7 million at September 30, 2017. The decrease in stockholders’ equity was primarily due to an increase in accumulated other comprehensive loss of $6.0 million and dividends of $1.6 million partially offset by stock option exercises of $1.1 million.

Average Balance Sheets for the Three and Six Months Ended March 31, 2018 and 2017

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,295,240	$12,953	4.06%	$1,221,133	$11,799	3.92%
Investment Securities
Taxable(2)	79,295	686	3.51%	87,526	658	3.05%
Exempt from federal income tax(2)(3)	47,952	285	3.05%	50,581	304	3.69%
Total investment securities	127,247	971	3.34%	138,107	962	3.28%
Mortgage-backed securities	258,319	1,500	2.35%	252,692	1,384	2.22%
Federal Home Loan Bank stock	16,842	331	7.97%	15,414	182	4.81%
Other	5,334	92	6.99%	9,170	52	2.30%
Total interest-earning assets	1,702,982	15,847	3.79%	1,636,516	14,379	3.60%
Allowance for loan losses	(10,047)			(9,369)
Noninterest-earning assets	129,417			134,929
Total assets	$1,822,352			$1,762,076
Interest-bearing liabilities:
NOW accounts	$175,987	$105	0.24%	$149,482	$50	0.14%
Money market accounts	248,695	351	0.57%	253,302	319	0.51%
Savings and club accounts	135,899	17	0.05%	138,782	18	0.05%
Certificates of deposit	520,257	1,886	1.47%	522,956	1,682	1.30%
Borrowed funds	388,589	1,553	1.62%	354,863	1,006	1.15%
Total interest-bearing liabilities	1,469,427	3,912	1.08%	1,419,385	3,075	0.88%
Non-interest-bearing NOW accounts	149,994			143,626
Non-interest-bearing liabilities	23,681			25,208
Total liabilities	1,643,102			1,588,219
Equity	179,250			173,857
Total liabilities and equity	$1,822,352			$1,762,076
Net interest income		$11,935			$11,304
Interest rate spread			2.71%			2.72%
Net interest-earning assets	$233,555			$217,131
Net interest margin(4)			2.84%			2.80%
Average interest-earning assets to average interest-bearing liabilities		115.89%			115.30%

	For the Six Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,281,427	$25,736	4.03%	$1,226,588	$24,050	3.93%
Investment Securities
Taxable(2)	80,020	1,343	3.37%	87,903	1,288	2.94%
Exempt from federal income tax(2)(3)	48,984	573	2.97%	51,780	612	3.59%
Total investment securities	129,004	1,916	3.22%	139,683	1,900	3.18%
Mortgage-backed securities	258,337	2,901	2.25%	251,116	2,629	2.10%
Federal Home Loan Bank stock	15,550	506	6.53%	15,567	373	4.81%
Other	5,538	164	5.90%	8,805	77	1.75%
Total interest-earning assets	1,689,856	31,223	3.72%	1,641,759	29,029	3.58%
Allowance for loan losses	(9,776)			(9,259)
Noninterest-earning assets	132,286			132,794
Total assets	$1,812,366			$1,765,294
Interest-bearing liabilities:
NOW accounts	$190,759	$244	0.26%	$158,883	$113	0.14%
Money market accounts	249,167	684	0.55%	252,237	643	0.51%
Savings and club accounts	135,492	35	0.05%	137,719	35	0.05%
Certificates of deposit	523,260	3,773	1.45%	515,742	3,290	1.28%
Borrowed funds	358,527	2,784	1.56%	359,393	2,012	1.12%
Total interest-bearing liabilities	1,457,205	7,520	1.03%	1,423,974	6,093	0.86%
Non-interest-bearing NOW accounts	151,295			142,751
Non-interest-bearing liabilities	22,147			23,677
Total liabilities	1,630,647			1,590,402
Equity	181,719			174,892
Total liabilities and equity	$1,812,366			$1,765,294
Net interest income		$23,703			$22,936
Interest rate spread			2.69%			2.72%
Net interest-earning assets	$232,651			$217,785
Net interest margin(4)			2.81%			2.80%
Average interest-earning assets to average interest-bearing liabilities		115.97%			115.29%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)

Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended March 31, 2018 and 34% for the three months ended March 31, 2017.

(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017

Net Income. Net income increased $632,000, or 38.8%, to $2.3 million for the three months ended March 31, 2018 compared to net income of $1.6 million for the comparable period in 2017. Income before income taxes was $2.8 million for the three months ended March 31, 2018 compared to $1.8 million compared to the comparable period in 2017. The increase was due to increases in net interest income and noninterest income combined with a decrease in noninterest expenses, offset in part, by an increase in the provision for loan losses.

Net Interest Income. Net interest income increased $631,000, or 5.6%, to $11.9 million for the three months ended March 31, 2018 from $11.3 million for the comparable period in 2017. The increase was primarily attributable to a $16.4 million increase in the Company’s net interest earning assets for the three months ended March 31, 2018 which was offset in part by a decline of one basis point in the Company’s interest rate spread to 2.71% at March 31, 2018 from 2.72% for the comparable period in 2017.

Interest Income. Interest income increased $1.5 million, or 10.2%, to $15.8 million for the three months ended March 31, 2018 from $14.4 million for the comparable 2017 period. The increase resulted primarily from an increase in the average yield on interest earning assets of nineteen basis points to 3.79% for the three months ended March 31, 2018 from 3.60% in the comparable 2017 period and an increase in the average balance of interest earning assets of $66.5 million. The average balance of loans increased $74.1 million between the two periods. In addition, the average balance of investment securities decreased $10.9 million, mortgage-backed securities increased $5.6 million, FHLB stock increased $1.4 million and other interest earning assets decreased $3.8 million.

Interest Expense. Interest expense increased $837,000, or 27.2%, to $3.9 million for the three months ended March 31, 2018 from $3.1 million for the comparable 2017 period. The increase resulted from an increase in the cost of interest bearing liabilities of 20 basis points and an increase in the average balance of interest bearing liabilities of $50.0 million between the two periods. The Federal Reserve increased the Fed Funds interest rate by a total of 75 basis points between March 31, 2017 and March 31, 2018. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 1.62% for the three months ended March 31, 2018 from 1.15% for the comparable period in 2017 and of certificate of deposits to 1.47% from 1.30% for the same comparative periods. For the three months ended March 31, 2018 and 2017 the average cost of interest bearing liabilities was 1.08% and 0.88%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.1 million for the three month period ended March 31, 2018 compared to $750,000 for the three month period ended March 31, 2017. The allowance for loan losses was $10.5 million, or 0.81% of loans outstanding, at March 31, 2018, compared to $9.4 million, or 0.75% of loans outstanding, at September 30, 2017.

Non-interest Income. Non-interest income increased $161,000, or 9.0%, to $1.9 million for the three months ended March 31, 2018 from $1.8 million for the comparable period in 2017. Increases in trust and investment fees of $23,000, service fees on deposit accounts of $8,000, service charges and fees on loans of $26,000, gain on sale of investments net of $75,000  and other income of $35,000 were partially offset by decreases in earnings on bank owned life insurance of $7,000. Trust and investment fees increased primarily due to an increase in assets under management. Service related fees increased primarily due to increased volume.

Non-interest Expense. Non-interest expense decreased $516,000, or 4.9%, to $10.0 million for the three months ended March 31, 2018 from $10.5 million for the comparable period in 2017. The primary reasons for the decrease were decreases in compensation and employee benefits of $156,000, data processing of $43,000, professional fees of $209,000, advertising expenses of $40,000, other expenses of $115,000 and amortization of intangible assets of $29,000 which were offset in part by a decrease in the gain on foreclosed real estate of $37,000 and an increase in FDIC premiums of $43,000. Compensation expense decreased primarily due to a decrease in pension expense. Professional fees decreased primarily due to a decrease in consulting fees and advertising expenses decreased primarily due to a decrease in the advertising frequency.

Income Taxes. Income tax expense increased $326,000 to $529,000 for the three months ended March 31, 2018 from $203,000 for the comparable 2017 period. The increase was primarily a result of higher income before taxes in the three months ended March 31, 2018 compared to the comparable period in 2017. The effective tax rate for the three months ended March 31, 2018 was 18.9% compared to 11.1% for the 2017 period.

Comparison of Operating Results for the Six Months Ended March 31, 2018 and March 31, 2017

Net Income. Net income decreased $2.9 million, or 82.5%, to $625,000 for the six months ended March 31, 2018 compared to net income of $3.6 million for the comparable period in 2017. The decrease was due primarily to an increase in income tax expense of $4.0 million due to a one-time charge to income tax expense of $3.8 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017. Income before income taxes was $5.2 million for the six months ended March 31, 2018 compared to $4.2 million compared to the comparable period in 2017. The increase was due to increases in net interest income and noninterest income combined with a decrease in noninterest expenses, offset in part, by an increase in the provision for loan losses.

Net Interest Income. Net interest income increased $767,000, or 3.3%, to $23.7 million for the six months ended March 31, 2018 from $22.9 million for the comparable period in 2017. The increase was primarily attributable to a $14.9 million increase in the Company’s net interest earning assets for the six months ended March 31, 2018 which was offset in part by a decline of three basis point in the Company’s interest rate spread to 2.69% at March 31, 2018 from 2.72% for the comparable period in 2017.

Interest Income. Interest income increased $2.2 million, or 7.6%, to $31.2 million for the six months ended March 31, 2018 from $29.0 million for the comparable 2017 period. The increase resulted primarily from an increase in the average yield on interest earning assets of fourteen basis points to 3.72% for the six months ended March 31, 2018 from 3.58% in the comparable 2017 period and an increase in the average balance of interest earning assets of $48.1 million. The average balance of loans increased $54.8 million between the two periods. In addition, the average balance of investment securities decreased $10.7 million, mortgage-backed securities increased $7.2 million, regulatory stock decreased $17,000 and other interest earning assets decreased $3.3 million.

Interest Expense. Interest expense increased $1.4 million, or 23.4%, to $7.5 million for the six months ended March 31, 2018 from $6.1 million for the comparable 2017 period. The increase resulted from an increase in the cost of interest bearing liabilities of 18 basis points and an increase in the average balance of interest bearing liabilities of $33.2 million between the two periods. The Federal Reserve increased the Fed Funds interest rate by a total of 75 basis points between March 31, 2017 and March 31, 2018. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 1.56% for the six months ended March 31, 2018 from 1.12% for the comparable period in 2017 and of certificate of deposits to 1.45% from 1.28% for the same comparative periods. For the six months ended March 31, 2018 and 2017 the average cost of interest bearing liabilities was 1.03% and 0.86%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $2.1 million for the six month period ended March 31, 2018 compared to $1.5 million for the six month period ended March 31, 2017. The allowance for loan losses was $10.5 million, or 0.81% of loans outstanding, at March 31, 2018, compared to $9.4 million, or 0.75% of loans outstanding, at September 30, 2017.

Non-interest Income. Non-interest income increased $273,000, or 7.5%, to $3.9 million for the six months ended March 31, 2018 from $3.6 million for the comparable period in 2017. Increases in trust and investment fees of $113,000, service fees on deposit accounts of $27,000, service charges and fees on loans of $41,000, gain on sale of investments net of $75,000  and other income of $53,000 were partially offset by decreases in earnings on bank owned life insurance of $15,000 and insurance commissions of $21,000. Trust and investment fees increased primarily due to an increase in assets under management. Service related fees increased primarily due to increased volume.

Non-interest Expense. Non-interest expense decreased $636,000, or 3.0%, to $20.3 million for the six months ended March 31, 2018 from $20.9 million for the comparable period in 2017. The primary reasons for the decrease were decreases in compensation and employee benefits of $325,000, data processing of $48,000, professional fees of $388,000, advertising expenses of $187,000, and amortization of intangible assets of $48,000 which were offset in part by a increase in occupancy and equipment of $90,000, a decrease in the gain on foreclosed real estate of $97,000 and an increase of other expenses of $128,000. Included in other expenses is $219,000 in one-time expenses related to the closing of three supermarket branches during December 2017. Compensation expense decreased primarily due to a decrease in pension expense. Professional fees decreased primarily due to a decrease in consulting fees and advertising expenses decreased primarily due to a decrease in the advertising frequency.

Income Taxes. Income tax expense increased $4.0 million to $4.6 million for the six months ended March 31, 2018 from $603,000 for the comparable 2017 period. The increase was primarily a result of a one time charge to income tax expense of $3.8 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	March 31, 2018	September 30, 2017
Non-performing assets:
Non-accruing loans	$9,693	$10,487
Non-accruing purchased credit impaired loans	4,219	3,776
Total non-performing loans	13,912	14,263
Foreclosed real estate	1,279	1,424
Other repossessed assets	9	9
Total non-performing assets	$15,200	$15,696
Ratio of non-performing loans to total loans	1.07%	1.14%
Ratio of non-performing loans to total assets	0.76%	0.80%
Ratio of non-performing assets to total assets	0.83%	0.88%
Ratio of allowance for loan losses to total loans	0.81%	0.75%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $496,000 from September 30, 2017 to March 31, 2008. Non-performing loans decreased $351,000 from September 30, 2017 to March 31, 2018. The number of nonperforming residential loans was 70 at March 31, 2018 compared to 76 at September 30, 2017. The $13.9 million of non-accruing loans at March 31, 2018 included 70 residential loans with an aggregate outstanding balance of $6.4 million, 30 commercial and commercial real estate loans with aggregate outstanding balances of $6.1 million and 90 consumer loans with aggregate balances of $1.4 million. Within the residential loan balance are $3.9 million of loans less than 90 days past due. In the quarter ended March 31, 2018, the Company identified 31 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $144,000 to $1.3 million at March 31, 2018 from $1.4 million at September 30, 2017. Foreclosed real estate consists of 13 residential properties, one building lot and six commercial properties.

At March 31, 2018, the principal balance of troubled debt restructures (“TDRs”) was $4.8 million  compared to $4.9 million at September 30, 2017. Of the $4.8 million of troubled debt restructures at March 31, 2018, $109,000 are performing loans and $4.7 million are non-accrual loans.

As of March 31, 2018, TDRs were comprised of 31 residential loans totaling $3.6 million, five commercial and commercial real estate loans totaling $1.1 million, and five consumer (home equity loans, home equity lines and credit, indirect auto and other) loan totaling $124,000.

For the three month period ended March 31, 2018, no loans were removed from non-performing TDR status. For the six month period ended March 31, 2018 two loans were removed from non-performing TDR status due to completion of one year of consecutive timely payments.

We have modified the terms of certain loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all on performing loans where the rates were reset to current market rates. For the three months ended March 31, 2018, we modified six loans totaling $507,000 in this fashion. With regard to commercial loans, including commercial real estate loans, no loans were modified for the three months ended March 31, 2018.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2018, $34.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $1.8 million at March 31, 2018. As of March 31, 2018, we had $380.8 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $626.9 million.

At March 31, 2018, we had $198.7 million in loan commitments outstanding, which included, in part, $73.3 million in undisbursed construction loans and land development loans, $36.4 million in unused home equity lines of credit, $76.8 million in commercial lines of credit and commitments to originate commercial loans, $4.4 million in performance standby letters of credit and $7.8 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2018 totaled $340.1 million, or 66.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $10.9 million and $12.3 million for the six months ended March 31, 2018 and 2017, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was ($57.6) million and ($6.1) million for the six months ended March 31, 2018 and 2017, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided (used for) by $39.8 million and ($13.3) million for the six months ended March 31, 2018 and 2017, respectively.

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

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October, 2017 where they reached an agreement to resolve the claims asserted against the Bank on a class wide basis. The terms of the settlement calls for the Bank to make a payment of $1,325,000 to the plaintiffs. The Bank’s insurance carrier will cover the payment made by the Bank in excess of a $125,000 retention. The court has entered an order preliminary approving the settlement. The court has set a final approval for May 2018.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp, Inc., in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff has appealed the courts ruling. Preliminary arguments are due in June, 2018 to the extent this litigation could result in exposure to the bank. The amount of such exposure is no currently estimable.

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

ESSA BANCORP, INC.

Date: May 10, 2018	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 10, 2018	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer