Form 10-Q
period 2018-06-30
ESSA Bancorp, Inc.
filed 2018-08-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 03, 2018 there were 11,790,596 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	September 30,
	2018	2017
	(dollars in thousands)
Cash and due from banks	$32,750	$36,008
Interest-bearing deposits with other institutions	5,157	5,675
Total cash and cash equivalents	37,907	41,683
Certificates of deposit	500	500
Investment securities available for sale, at fair value	371,109	390,452
Loans receivable (net of allowance for loan losses of $11,130 and $9,365)	1,301,589	1,236,681
Regulatory stock, at cost	16,597	13,832
Premises and equipment, net	15,080	16,234
Bank-owned life insurance	38,380	37,626
Foreclosed real estate	1,368	1,424
Intangible assets, net	1,463	1,844
Goodwill	13,801	13,801
Deferred income taxes	8,605	10,422
Other assets	20,875	20,719
TOTAL ASSETS	$1,827,274	$1,785,218
LIABILITIES
Deposits	$1,269,866	$1,274,861
Short-term borrowings	220,006	137,446
Other borrowings	131,119	174,168
Advances by borrowers for taxes and insurance	14,802	5,163
Other liabilities	12,671	10,853
TOTAL LIABILITIES	1,648,464	1,602,491
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,790,596 and 11,596,263 outstanding at June 30, 2018 and September 30, 2017, respectively)	181	181
Additional paid in capital	180,537	180,764
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(8,372)	(8,720)
Retained earnings	92,011	91,147
Treasury stock, at cost; 6,342,499 and 6,536,832 shares outstanding at June 30, 2018 and September 30, 2017, respectively	(77,512)	(79,891)
Accumulated other comprehensive loss	(8,035)	(754)
TOTAL STOCKHOLDERS’ EQUITY	178,810	182,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,827,274	$1,785,218

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$13,968	$11,819	$39,704	$35,869
Investment securities:
Taxable	2,226	2,073	6,470	5,990
Exempt from federal income tax	183	295	756	907
Other investment income	341	221	1,011	671
Total interest income	16,718	14,408	47,941	43,437
INTEREST EXPENSE
Deposits	2,561	2,186	7,297	6,267
Short-term borrowings	992	376	2,527	923
Other borrowings	603	686	1,852	2,151
Total interest expense	4,156	3,248	11,676	9,341
NET INTEREST INCOME	12,562	11,160	36,265	34,096
Provision for loan losses	975	750	3,075	2,250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,587	10,410	33,190	31,846
NONINTEREST INCOME
Service fees on deposit accounts	832	876	2,536	2,553
Services charges and fees on loans	342	285	1,010	912
Trust and investment fees	255	183	732	547
Gain on sale of investments, net	-	295	75	295
Earnings on Bank-owned life insurance	250	256	754	775
Insurance commissions	200	181	575	577
Other	18	44	129	102
Total noninterest income	1,897	2,120	5,811	5,761
NONINTEREST EXPENSE
Compensation and employee benefits	5,820	6,096	17,728	18,329
Occupancy and equipment	1,049	1,106	3,420	3,387
Professional fees	564	570	1,756	2,150
Data processing	880	908	2,697	2,773
Advertising	331	254	690	800
Federal Deposit Insurance Corporation (FDIC) premiums	234	245	679	645
Loss(Gain) on foreclosed real estate	4	(19)	-	(120)
Amortization of intangible assets	102	158	381	485
Other	1,179	1,002	3,082	2,777
Total noninterest expense	10,163	10,320	30,433	31,226
Income before income taxes	3,321	2,210	8,568	6,381
Income taxes	500	448	5,122	1,051
NET INCOME	$2,821	$1,762	$3,446	$5,330
Earnings per share
Basic	$0.26	$0.16	$0.32	$0.50
Diluted	$0.26	$0.16	$0.32	$0.50
Dividends per share	$0.09	$0.09	$0.27	$0.27

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$2,821	$1,762	$3,446	$5,330
Other comprehensive (loss)income
Investment securities available for sale:
Unrealized holding (loss)gain	(1,741)	1,423	(10,144)	(7,625)
Tax effect	365	(483)	2,380	2,593
Reclassification of gains recognized in net income	—	(295)	(75)	(295)
Tax effect	—	100	18	100
Net of tax amount	(1,376)	745	(7,821)	(5,227)
Pension plan adjustment:
Related to freezing pension	—	—	—	7,143
Tax effect	—	—	—	(2,429)
Reclassification of gains recognized in net income	—	23	—	182
Tax effect	—	(11)	—	(67)
Net of tax amount	—	12	—	4,829
Derivative and hedging activities adjustments:
Changes in unrealized holding gains(losses) on derivatives included in net income	249	(231)	1,445	867
Tax effect	(61)	82	(369)	(397)
Reclassification adjustment for gains on derivatives included in net income	(153)	(3)	(252)	3
Tax effect	41	1	62	(1)
Net of tax amount	76	(151)	886	472
Total other comprehensive (loss) income	(1,300)	606	(6,935)	74
Comprehensive income (loss)	$1,521	$2,368	$(3,489)	$5,404

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2017	11,596,263	$181	$180,764	$(8,720)	$91,147	$(79,891)	$(754)	$182,727
Net income					3,446			3,446
Other comprehensive loss							(6,935)	(6,935)
Reclassification of certain income tax effects from accumulated other comprehensive loss					346		(346)	—
Cash dividends declared ($0.27 per share)					(2,928)			(2,928)
Stock based compensation			287					287
Allocation of ESOP stock			192	348				540
Allocation of treasury shares to incentive plan	22,994		(281)			281		—
Stock options exercised	171,339		(425)			2,098		1,673
Balance, June 30, 2018	11,790,596	$181	$180,537	$(8,372)	$92,011	$(77,512)	$(8,035)	$178,810

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2018	2017
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,446	$5,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,075	2,250
Provision for depreciation and amortization	890	997
Amortization and accretion of discounts and premiums, net	3,250	3,387
Net gain on sale of investment securities	(75)	(295)
Compensation expense on ESOP	540	516
Stock based compensation	287	245
Increase in accrued interest receivable	(116)	(70)
Increase in accrued interest payable	259	143
Earnings on bank-owned life insurance	(754)	(775)
Deferred federal income taxes	3,565	(454)
(Decrease) increase in accrued pension liability	(375)	259
Gain on foreclosed real estate, net	—	(120)
Amortization of identifiable assets	381	485
Other, net	3,833	2,682
Net cash provided by operating activities	18,206	14,580
INVESTING ACTIVITIES
Certificates of deposit maturities	—	250
Investment securities available for sale:
Proceeds from sale of investment securities	22,074	17,378
Proceeds from principal repayments and maturities	43,065	44,356
Purchases	(57,331)	(67,932)
Increase in loans receivable, net	(70,951)	(11,555)
Redemption of regulatory stock	15,410	16,409
Purchase of regulatory stock	(18,175)	(16,066)
Proceeds from sale of foreclosed real estate	1,165	2,221
Purchase of premises, equipment and software	(139)	(453)
Net cash used for investing activities	(64,882)	(15,392)
FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(4,995)	1,642
Net increase in short-term borrowings	82,560	16,205
Proceeds from other borrowings	38,630	43,057
Repayment of other borrowings	(81,679)	(75,490)
Increase in advances by borrowers for taxes and insurance	9,639	7,257
Exercising of stock options	1,673	910
Dividends on common stock	(2,928)	(2,868)
Net cash provided by (used for) financing activities	42,900	(9,287)
Decrease in cash and cash equivalents	(3,776)	(10,099)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,683	43,658
CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,907	$33,559
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$11,417	$9,198
Income taxes	(2)	(389)
Noncash items:
Transfers from loans to foreclosed real estate	1,109	2,301
Unrealized holding loss	(10,219)	(7,920)
Pension Plan curtailment	—	7,143

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,360,627)	(6,547,695)	(6,447,516)	(6,629,264)
Average unearned ESOP shares	(831,689)	(876,964)	(843,049)	(888,324)
Average unearned non-vested shares	(29,310)	(29,580)	(43,302)	(43,801)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,911,469	10,678,856	10,799,228	10,571,706
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	332	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	11,391	63,820	9,395	68,519
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,922,860	10,743,008	10,808,623	10,640,225

At June  30, 2018 there were 45,642 shares of nonvested stock outstanding at an average weighted price of $15.37 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At June 30, 2017 there were 50,310 shares of nonvested stock outstanding at an average weighted price of $14.38 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Since the guidance scopes out revenue associated with financial instruments, including loan receivables and investment securities, we do not expect the adoption of the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company’s revenue is not within the scope of Topic 606. However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, ASU 2018-04 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118, amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 14 - Income Taxes.

ASU 2018-06, Codification Improvements to Topic 942, Financial Services-Depository and Lending, amends the guidance in Subtopic 942-740, Financial Services-Depository and Lending-Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and no longer is relevant. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions.  The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only).  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$136,467	$19	$(4,672)	$131,814
Freddie Mac	97,624	13	(3,700)	93,937
Governmental National Mortgage Association Securities	19,986	—	(685)	19,301
Total mortgage-backed securities	254,077	32	(9,057)	245,052
Obligations of states and political subdivisions	50,182	541	(1,229)	49,494
U.S. government agency securities	12,853	7	(157)	12,703
Corporate obligations	44,582	187	(1,150)	43,619
Other debt securities	21,014	5	(799)	20,220
Total debt securities	382,708	772	(12,392)	371,088
Equity securities - financial services	25	—	(4)	21
Total	$382,733	$772	$(12,396)	$371,109

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$119,333	$207	$(1,203)	$118,337
Freddie Mac	98,668	177	(808)	98,037
Governmental National Mortgage Association	17,609	43	(203)	17,449
Total mortgage-backed securities	235,610	427	(2,214)	233,823
Obligations of states and political subdivisions	64,382	1,522	(546)	65,358
U.S. government agency securities	18,615	61	(5)	18,671
Corporate obligations	49,025	335	(618)	48,742
Other debt securities	24,200	47	(414)	23,833
Total debt securities	391,832	2,392	(3,797)	390,427
Equity securities - financial services	25	—	—	25
Total	$391,857	$2,392	$(3,797)	$390,452

The amortized cost and fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$728	$729
Due after one year through five years	36,878	36,436
Due after five years through ten years	103,013	100,186
Due after ten years	242,089	233,737
Total	$382,708	$371,088

For the three months ended June 30, 2018, the Company realized no gross gains or gross losses on proceeds from the sale of investment securities.  For the nine months ended June 30, 2018, the Company realized gross gains of $300,000 and gross losses of $225,000 on proceeds from the sale on investment securities of $22.1 million. For the three and nine months ended June 30, 2017, the Company realized gross gains of $299,000 and gross losses of $4,000 on proceeds from the sale of investment securities of $17.4 million.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2018
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	90	$73,711	$(1,854)	$51,557	$(2,818)	$125,268	$(4,672)
Freddie Mac	68	51,483	(1,681)	37,623	(2,019)	89,106	(3,700)
Governmental National Mortgage Association	17	12,872	(297)	6,429	(388)	19,301	(685)
Obligations of states and political subdivisions	26	11,231	(167)	17,983	(1,062)	29,214	(1,229)
U.S. government agency securities	6	12,027	(157)	—	—	12,027	(157)
Corporate obligations	29	19,368	(425)	9,806	(725)	29,174	(1,150)
Other debt securities	19	1,279	(19)	17,697	(780)	18,976	(799)
Equity securities	1	21	(4)	—	—	21	(4)
Total	256	$181,992	$(4,604)	$141,095	$(7,792)	$323,087	$(12,396)

	September 30, 2017
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	55	$61,852	$(558)	$20,679	$(645)	$82,531	$(1,203)
Freddie Mac	39	38,913	(354)	16,427	(454)	55,340	(808)
Governmental National Mortgage Association	11	6,669	(41)	6,903	(162)	13,572	(203)
Obligations of states and political subdivisions	25	10,944	(59)	17,425	(487)	28,369	(546)
U.S. government agency securities	3	8,995	(5)	—	—	8,995	(5)
Corporate obligations	22	15,119	(104)	8,032	(514)	23,151	(618)
Other debt securities	19	7,141	(104)	13,806	(310)	20,947	(414)
Total	174	$149,633	$(1,225)	$83,272	$(2,572)	$232,905	$(3,797)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, other mortgage backed securities, debt obligations of a U.S. state or political subdivision, U.S. government agency securities, corporate obligations, other debt securities and equity securities.

The Company reviews its position quarterly and has asserted that at June 30, 2018, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Real estate loans:
Residential	$581,620	$586,708
Construction	5,042	3,097
Commercial	396,762	318,323
Commercial	49,615	44,129
Obligations of states and political subdivisions	67,468	58,079
Home equity loans and lines of credit	45,043	46,219
Auto Loans	164,437	186,646
Other	2,732	2,845
	1,312,719	1,246,046
Less allowance for loan losses	11,130	9,365
Net loans	$1,301,589	$1,236,681

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the three and nine months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,
	2018	2017
Balance at beginning of period	$574	$460
Reclassification, new additions and other	—	33
Accretion	(282)	(32)
Balance at end of period	$292	$461

	For the Nine Months Ended June 30,
	2018	2017
Balance at beginning of period	$471	$478
Reclassification, new additions and other	681	151
Accretion	(860)	(168)
Balance at end of period	$292	$461

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2018	September 30, 2017
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$3,183	$5,490
Carrying amount	$2,526	$4,388

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
June 30, 2018
Real estate loans:
Residential	$581,620	$5,217	$—	$576,403
Construction	5,042	—	—	5,042
Commercial	396,762	6,227	2,099	388,436
Commercial	49,615	93	99	49,423
Obligations of states and political subdivisions	67,468	—	—	67,468
Home equity loans and lines of credit	45,043	125	328	44,590
Auto loans	164,437	433	—	164,004
Other	2,732	26	—	2,706
Total	$1,312,719	$12,121	$2,526	$1,298,072

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2017
Real estate loans:
Residential	$586,708	$6,202	$—	$580,506
Construction	3,097	—	—	3,097
Commercial	318,323	7,211	3,775	307,337
Commercial	44,129	1,385	283	42,461
Obligations of states and political sub divisions	58,079	—	—	58,079
Home equity loans and lines of credit	46,219	176	330	45,713
Auto loans	186,646	572	—	186,074
Other	2,845	30	—	2,815
Total	$1,246,046	$15,576	$4,388	$1,226,082

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2018
With no specific allowance recorded:
Real estate loans
Residential	$4,089	$5,703	$—
Construction	—	—	—
Commercial	6,227	7,972	—
Commercial	93	353	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	99	114	—
Auto loans	221	413	—
Other	26	33	—
Total	10,755	14,588	—
With an allowance recorded:
Real estate loans
Residential	1,128	1,305	118
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	26	26	3
Auto loans	212	228	98
Other	—	—	—
Total	1,366	1,559	219
Total:
Real estate loans
Residential	5,217	7,008	118
Construction	—	—	—
Commercial	6,227	7,972	—
Commercial	93	353	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	125	140	3
Auto loans	433	641	98
Other	26	33	—
Total Impaired Loans	$12,121	$16,147	$219

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2017
With no specific allowance recorded:
Real Estate Loans
Residential	$4,392	$5,730	$—
Construction	—	—	—
Commercial	7,191	9,396	—
Commercial	1,385	1,575	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	176	258	—
Auto Loans	123	237	—
Other	30	36	—
Total	13,297	17,232	—
With an allowance recorded:
Real Estate Loans
Residential	1,810	2,264	154
Construction	—	—	—
Commercial	20	1,193	19
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	449	468	172
Other	—	—	—
Total	2,279	3,925	345
Total:
Real Estate Loans
Residential	6,202	7,994	154
Construction	—	—	—
Commercial	7,211	10,589	19
Commercial	1,385	1,575	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	176	258	—
Auto Loans	572	705	172
Other	30	36	—
Total Impaired Loans	$15,576	$21,157	$345

The following tables represent the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended June 30,
	2018	2017	2018	2017
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,968	$4,800	$6	$9
Construction	—	—	—	—
Commercial	6,564	8,502	70	61
Commercial	445	1,584	8	30
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	133	208	—	—
Auto loans	205	144	—	—
Other	27	8	—	—
Total	11,342	15,246	84	100
With an allowance recorded:
Real estate loans
Residential	1,212	1,384	—	—
Construction	—	—	—	—
Commercial	12	302	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	26	4	—	—
Auto loans	190	298	—	1
Other	—	—	—	—
Total	1,440	1,988	—	1
Total:
Real estate loans
Residential	5,180	6,184	6	9
Construction	—	—	—	—
Commercial	6,576	8,804	70	61
Commercial	445	1,584	8	30
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	159	212	—	—
Auto loans	395	442	—	1
Other	27	8	—	—
Total Impaired Loans	$12,782	$17,234	$84	$101

	For the Nine Months Ended June 30,
	2018	2017	2018	2017
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$4,192	$5,633	$21	$30
Construction	—	—	—	—
Commercial	6,787	9,428	211	233
Commercial	970	1,638	59	92
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	181	243	1	—
Auto loans	183	127	1	—
Other	28	8	—	—
Total	12,341	17,077	293	355
With an allowance recorded:
Real estate loans
Residential	1,332	1,811	—	—
Construction	—	—	—	—
Commercial	17	330	—	—
Commercial	—	40	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	13	4	—	—
Auto loans	228	268	—	7
Other	—	—	—	—
Total	1,590	2,453	—	7
Total:
Real estate loans
Residential	5,524	7,444	21	30
Construction	—	—	—	—
Commercial	6,804	9,758	211	233
Commercial	970	1,678	59	92
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	194	247	1	—
Auto loans	411	395	1	7
Other	28	8	—	—
Total Impaired Loans	$13,931	$19,530	$293	$362

The Company uses a ten-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as Pass-rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are fundamentally sound yet exhibit potentially unacceptable credit risk or deteriorating trends or characteristics which, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans that are more than 90 days past due are considered Substandard. Loans in the Doubtful category have all the weaknesses inherent in loans classified as Substandard with the added characteristic that their weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans in the Loss category are considered uncollectible and of little value that their continuance as bankable assets is not warranted. Certain residential real estate loans, construction loans, home equity loans and lines of credit, auto loans and other consumer loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at June 30, 2018 and September 30, 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
June 30, 2018
Commercial real estate loans	$373,124	$8,601	$15,037	$—	$396,762
Commercial	47,842	9	1,764	—	49,615
Obligations of states and political subdivisions	67,468	—	—	—	67,468
Total	$488,434	$8,610	$16,801	$—	$513,845

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2017
Commercial real estate loans	$300,554	$3,376	$14,393	$—	$318,323
Commercial	40,996	32	3,101	—	44,129
Obligations of states and political subdivisions	58,079	—	—	—	58,079
Total	$399,629	$3,408	$17,494	$—	$420,531

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2018 and September 30, 2017 (in thousands):

	Performing	Non- performing	Purchased Credit Impaired	Total
June 30, 2018
Real estate loans:
Residential	$576,193	$5,427	$—	$581,620
Construction	5,042	—	—	5,042
Home equity loans and lines of credit	44,423	292	328	45,043
Auto loans	163,910	527	—	164,437
Other	2,705	27	—	2,732
Total	$792,273	$6,273	$328	$798,874

	Performing	Non- performing	Purchased Impaired Credit	Total
September 30, 2017
Real estate loans:
Residential	$580,116	$6,592	$—	$586,708
Construction	3,097	—	—	3,097
Home equity loans and lines of credit	45,576	313	330	46,219
Auto loans	185,910	736	—	186,646
Other	2,807	38	—	2,845
Total	$817,506	$7,679	$330	$825,515

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2018 and September 30, 2017 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
June 30, 2018
Real estate loans:
Residential	$574,121	$1,101	$971	$—	$5,427	$7,499	$—	$—	$581,620
Construction	5,042	—	—	—	—	—	—	—	5,042
Commercial	392,210	320	—	—	2,133	2,453	258	1,841	396,762
Commercial	49,439	40	—	—	37	77	—	99	49,615
Obligations of states and political subdivisions	67,468	—	—	—	—	—	—	—	67,468
Home equity loans and lines of credit	44,394	29	—	—	292	321	—	328	45,043
Auto loans	162,931	953	26	—	527	1,506	—	—	164,437
Other	2,687	18	—	—	27	45	—	—	2,732
Total	$1,298,292	$2,461	$997	$—	$8,443	$11,901	$258	$2,268	$1,312,719

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2017
Real estate loans:
Residential	$577,034	$2,661	$421	$—	$6,592	$9,674	$—	$—	$586,708
Construction	3,097	—	—	—	—	—	—	—	3,097
Commercial	312,098	172	—	—	2,278	2,450	612	3,163	318,323
Commercial	43,298	18	—	—	530	548	—	283	44,129
Obligations of states and political subdivisions	58,079	—	—	—	—	—	—	—	58,079
Home equity loans and lines of credit	45,460	101	15	—	313	429	—	330	46,219
Auto loans	185,247	631	32	—	736	1,399	—	—	186,646
Other	2,789	14	4	—	38	56	—	—	2,845
Total	$1,227,102	$3,597	$472	$—	$10,487	$14,556	$612	$3,776	$1,246,046

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2018 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and nine month periods ended June 30, 2018 and 2017 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at March 31, 2018	$3,755	$33	$2,821	$1,219	$269	$401	$1,904	$21	$87	$10,510
Charge-offs	(120)	—	(12)	—	—	(41)	(328)	—	—	(501)
Recoveries	3	—	—	—	—	33	109	1	—	146
Provision	(102)	10	199	165	23	15	185	1	479	975
ALL balance at June 30, 2018	$3,536	$43	$3,008	$1,384	$292	$408	$1,870	$23	$566	$11,130
ALL balance at March 31, 2017	$4,130	$30	$1,038	$951	$244	$445	$1,908	$24	$596	$9,366
Charge-offs	(23)	—	(649)	—	—	-	(460)	—	—	(1,132)
Recoveries	11	—	9	1	—	2	213	1	—	237
Provision	88	3	968	34	2	47	205	(2)	(595)	750
ALL balance at June 30, 2017	$4,206	$33	$1,366	$986	$246	$494	$1,866	$23	$1	$9,221

ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Charge-offs	(215)	—	(27)	(137)	—	(47)	(1,415)	(21)	—	(1,862)
Recoveries	9	—	2	10	—	38	490	3	—	552
Provision	(136)	20	1,275	524	44	(53)	959	20	422	3,075
ALL balance at June 30, 2018	$3,536	$43	$3,008	$1,384	$292	$408	$1,870	$23	$566	$11,130
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
Charge-offs	(390)	—	(867)	(20)	—	(6)	(1,521)	(4)	—	(2,808)
Recoveries	18	—	19	1	—	5	673	7	—	723
Provision	152	20	1,362	123	31	40	834	(5)	(307)	2,250
ALL balance at June 30, 2017	$4,206	$33	$1,366	$986	$246	$494	$1,866	$23	$1	$9,221

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The Company allocated increased provisions to commercial real estate loans due primarily to increased loan balances for the three and nine month periods ended June 30, 2018. The Company allocated increased provisions to commercial loans due primarily to increased loan balances for the three and nine month periods ended June 30, 2018. The Company allocated increased provisions to commercial real estate loans for the three month period ended June 30, 2017 due to charge off activity. The Company allocated increased provisions to auto loans for the three and nine month periods ended June 30, 2018 and 2017 due to increased charge offs, net of recoveries.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2018 and September 30, 2017 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$118	$—	$—	$—	$—	$3	$98	$—	$—	$219
Collectively evaluated for impairment	3,418	43	3,008	1,384	292	405	1,772	23	566	10,911
ALL balance at June 30, 2018	$3,536	$43	$3,008	$1,384	$292	$408	$1,870	$23	$566	$11,130
Individually evaluated for impairment	$154	$—	$19	$—	$—	$—	$172	$—	$—	$345
Collectively evaluated for impairment	3,724	23	1,739	987	248	470	1,664	21	144	9,020
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365

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

The following is a summary of troubled debt restructuring granted during the three and nine months ended June 30, 2018 and 2017 (dollars in thousands):

For the Three Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	—	—	—
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	3	20	20
Other	—	—	—
Total	3	$20	$20

For the Three Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$529	$529
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	1	13	13
Other	—	—	—
Total	3	$542	$542

	For the Nine Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$243	$235
Construction	—	—	—
Commercial	1	107	107
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	4	35	35
Other	—	—	—
Total	7	$385	$377

	For the Nine Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	5	$902	$902
Construction	—	—	—
Commercial	1	93	93
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	1	13	13
Other	1	21	21
Total	8	$1,029	$1,029

The three new troubled debt restructurings granted for the three months ended June 30, 2018 totaling $20,000 were granted term and rate concessions.

Of the three new troubled debt restructurings granted for the three months ended June 30, 2017, two loans totaling $206,000 were granted term and rate concessions, one loan for $336,000 was granted interest rate concessions.

For the nine months ended June 30, 2018, six loans totaling $270,000 were granted term and rate concessions and one loan for $107,000 was granted terms concessions.

Of the eight new troubled debt restructurings granted for the nine months ended June 30, 2017, one loan totaling $133,000 was granted terms concessions, two loans totaling $357,000 were granted interest rate concessions, and five loans totaling $539,000 were granted terms and rate concessions.

For the three months ended June 30, 2018, no loans defaulted on a restructuring defaulted on a restructuring agreement within one year of modification.

For the nine months ended June 30, 2018, one loan totaling $72,000 defaulted on a restructuring agreement within one year of modification.

For the three and nine months ended June 30, 2017 no loans defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in the Consolidated Balance Sheet.  As of June 30, 2018, included within the foreclosed assets is $1.2 million of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end. As of June 30, 2018, the Company has initiated formal foreclosure proceedings on $3.0 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2018	September 30, 2017
Non-interest bearing demand accounts	$164,777	$160,125
Interest bearing demand accounts	169,521	208,369
Money market accounts	267,990	253,949
Savings and club accounts	141,176	141,521
Certificates of deposit	526,402	510,897
Total	$1,269,866	$1,274,861

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and nine month periods ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Service Cost	$—	$69	$—	$447
Interest Cost	174	208	523	651
Expected return on plan assets	(298)	(348)	(895)	(1,037)
Amortization of unrecognized loss	—	23	—	182
Net periodic benefit cost	$(124)	$(48)	$(372)	$243

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

For the nine months ended June 30, 2018 and 2017, the Company recorded $276,000 and $231,000 of share-based compensation expense, respectively, comprised of restricted stock expense.  Expected future compensation expense relating to the restricted shares issued in 2015, at June 30, 2018 is $20,000 over the remaining vesting period of 0.25 years. Expected future compensation expense relating to the restricted shares issued in March 2016, at June 30, 2018 is $106,000 over the remaining vesting period of 1.25 years. Expected future compensation expense relating to the restricted shares issued in December 2016, at June 30, 2018 is $201,000 over the remaining vesting period of 2.25 years. Expected future compensation expense relating to the restricted shares (1,296) issued in March 2017, at June 30, 2018 is $12,000 over the remaining vesting period of 2.25 years. Expected future compensation expense relating to the restricted shares (2,000) issued in March 2017, at June 30, 2018 is $5,000 over the remaining vesting period of 0.25 years. Expected future compensation expense relating to the restricted shares issued in October 2017, at June 30, 2018 is $12,000 over the remaining vesting period of 1.25 years. Expected future compensation expense relating to the restricted shares issued in December 2017, at June 30, 2018 is $326,000 over the remaining vesting period of 3.25 years.

The following is a summary of the Company’s stock option activity and related information for its option grants for the nine month period ended June 30, 2018.

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2017	294,646	$12.35	0.67	$987
Granted	—	—	—	—
Exercised	294,646	12.35	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2018	—	$—	—	$—
Exercisable at June 30, 2018	—	$—	—	$—

The following is a summary of the status of the Company’s restricted stock as of June 30, 2018, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2017	34,692	$14.89
Granted	25,528	15.86
Vested	(1,000)	—
Forfeited	(2,535)	14.79
Nonvested at June 30, 2018	56,685	$15.31

10.	Fair Value Measurement

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

The following tables present information about the Company’s securities, derivatives, other real estate owned, impaired loans and mortgage servicing rights measured at fair value as of June 30, 2018 and September 30, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Fair Value Measurement at June 30, 2018
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2018
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage backed securities	$—	$245,052	$—	$245,052
Obligations of states and political subdivisions	—	49,494	—	49,494
U.S. government agencies	—	12,703	—	12,703
Corporate obligations	—	35,850	7,769	43,619
Other debt securities	—	20,220	—	20,220
Equity securities-financial services	21	—	—	21
Total Securities	$21	$363,319	$7,769	$371,109
Derivatives and hedging activities:	$—	$2,408	$—	$2,408
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$1,368	$1,368
Impaired loans	$—	$—	$11,902	$11,902
Mortgage servicing rights	$—	$—	$210	$210

	Fair Value Measurement at September 30, 2017
Fair Value Measurements Utilized for the Company’s Financial Assets (in thousands):	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2017
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage backed securities	$—	$233,823	$—	$233,823
Obligations of states and political subdivisions	—	65,358	—	65,358
U.S. government agencies	—	18,671	—	18,671
Corporate obligations	—	41,518	7,224	48,742
Other debt securities	—	23,833	—	23,833
Equity securities-financial services	25	—	—	25
Total Securities	$25	$383,203	$7,224	$390,452
Derivatives and hedging activities	$—	$1,215	$—	$1,215
Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate	$—	$—	$1,424	$1,424
Impaired loans	$—	$—	$15,231	$15,231
Mortgage Servicing rights	$—	$—	$232	$232

The following tables present a summary of changes in the fair value of the Company’s Level III investments for the three and nine month periods ended June 30, 2018 and 2017 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	June 30, 2018	June 30, 2017
Beginning balance	$7,767	$8,735
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income (loss)	2	(21)
Transfers in and/or out of Level III	—	—
	$7,769	$8,714

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine Months Ended
	June 30, 2018	June 30, 2017
Beginning balance	$7,224	$7,485
Purchases, sales, issuances, settlements, net	500	756
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income	45	473
Transfers in and/or out of Level III	—	—
	$7,769	$8,714

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, all of these are classified as available for sale and are reported at fair value using Level 3 inputs. Mortgage servicing rights are also valued by an independent pricing service. Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2018, 130 impaired loans with a carrying value of $12.1 million were reduced by specific valuation allowance totaling $219,000 resulting in a net fair value of $11.9 million based on Level 3 inputs. At September 30, 2017, 164 impaired loans with a carrying value of $15.6 million were reduced by a specific valuation totaling $345,000 resulting in a net fair value of $15.2 million based on Level 3 inputs.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2018
Impaired loans	$11,902	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (25.4%)
Foreclosed real estate owned	1,368	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (20.0%)
Mortgage servicing rights	210	Discounted cash flow	Discount rate	11.0% (11.0%)
			Prepayment speeds	8% to 31% (12.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2017
Impaired loans	$15,231	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 57% (24.0%)
Foreclosed real estate owned	1,424	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (22.0%)
Mortgage servicing rights	232	Discounted cash flow	Discount rate	11.0% (11.0%)
			Prepayment speeds	11% to 30% (15.9%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below (in thousands).

	June 30, 2018
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$37,907	$37,907	$—	$—	$37,907
Certificates of deposit	500	—	—	500	500
Investment and mortgage backed securities available for sale	371,109	21	363,319	7,769	371,109
Loans receivable, net	1,301,589	—	—	1,271,806	1,271,806
Accrued interest receivable	6,265	6,265	—	—	6,265
Regulatory stock	16,597	16,597	—	—	16,597
Mortgage servicing rights	210	—	—	210	210
Derivatives	2,408	—	2,408	—	2,408
Bank owned life insurance	38,380	38,380	—	—	38,380
Financial liabilities:
Deposits	$1,269,866	$743,464	$—	$522,313	$1,265,777
Short-term borrowings	220,006	220,006	—	—	220,006
Other borrowings	131,119	—	—	129,971	129,971
Advances by borrowers for taxes and insurance	14,802	14,802	—	—	14,802
Accrued interest payable	1,302	1,302	—	—	1,302

	September 30, 2017
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$41,683	$41,683	$—	$—	$41,683
Certificates of deposit	500	—	—	505	505
Investment and mortgage backed securities available for sale	390,452	25	383,203	7,224	390,452
Loans receivable, net	1,236,681	—	—	1,235,368	1,235,368
Accrued interest receivable	6,149	6,149	—	—	6,149
Regulatory stock	13,832	13,832	—	—	13,832
Mortgage servicing rights	232	—	—	232	232
Derivatives	1,215	—	1,215	—	1,215
Bank owned life insurance	37,626	37,626	—	—	37,626
Financial liabilities:
Deposits	$1,274,861	$763,964	$—	$511,392	$1,275,356
Short-term borrowings	137,446	137,446	—	—	137,446
Other borrowings	174,168	—	—	174,107	174,107
Advances by borrowers for taxes and insurance	5,163	5,163	—	—	5,163
Accrued interest payable	1,043	1,043	—	—	1,043

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

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and nine months period ended June 30, 2018 and 2017 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at March 31, 2018	$(752)	$(7,808)	$1,825	$(6,735)
Other comprehensive income (loss) before reclassifications	—	(1,376)	188	(1,188)
Amounts reclassified from accumulated other comprehensive loss	—	—	(112)	(112)
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	—	—	—	—
Period change	—	(1,376)	76	(1,300)
Balance at June 30, 2018	$(752)	$(9,184)	$1,901	$(8,035)
Balance at March 31, 2017	$(1,266)	$(2,020)	$922	$(2,364)
Other comprehensive income (loss) before reclassifications	—	940	(149)	791
Amounts reclassified from accumulated other comprehensive loss, net of tax	12	(195)	(2)	(185)
Period change	12	745	(151)	606
Balance at June 30, 2017	$(1,254)	$(1,275)	$771	$(1,758)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2017	$(628)	$(927)	$801	$(754)
Other comprehensive income (loss) before reclassifications	—	(7,764)	1,076	(6,688)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(57)	(190)	(247)
Reclassification of certain income tax effects from accumulated other comprehensive income	(124)	(436)	214	(346)
Period change	(124)	(8,257)	1,100	(7,281)
Balance at June 30, 2018	$(752)	$(9,184)	$1,901	$(8,035)
Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)
Other comprehensive income before reclassifications	4,714	(5,032)	470	152
Amounts reclassified from accumulated other comprehensive loss, net of tax	115	(195)	2	(78)
Period change	4,829	(5,227)	472	74
Balance at June 30, 2017	$(1,254)	$(1,275)	$771	$(1,758)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine month periods ended June 30, 2018 and 2017 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2018	2017
Securities available for sale
Net securities gains reclassified into earnings	$—	$295	Gains on sale of investments, net
Related income tax expense	—	(100)	Income taxes
Net effect on accumulated other comprehensive loss for the period	—	195	Net of tax
Defined benefit pension plan:
Amortization of net (loss) gain and prior service costs	—	(23)	Compensation and employee benefits
Related income tax expense	—	11	Income taxes
Net effect on accumulated other comprehensive loss for the period	—	(12)	Net of tax
Derivatives and hedging activities:
Interest expense, effective portion	153	3	Interest expense
Related income tax expense	(41)	(1)	Income taxes
Net effect on accumulated other comprehensive loss for the period	112	2	Net of tax
Total reclassification for the period	$112	$185

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss For the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2018	2017
Securities available for sale:
Net securities gains reclassified into earnings	$75	$295	Gain on sale of investments, net
Related income tax expense	(18)	(100)	Income taxes
Net effect on accumulated other comprehensive loss for the period	57	195	Net of tax
Defined benefit pension plan:
Amoritization of net (loss) gain and prior services costs	—	(182)	Compensation and employee benefits
Related income tax expense	—	67	Income taxes
Net effect on accumulated other comprehensive loss for the period	—	(115)	Net of tax
Derivative and Hedging Activities:
Interest expense, effective portion	252	(3)	Interest expense
Related income tax expense	(62)	1	Income taxes
Net effect on accumulated other comprehensive loss for the period	190	(2)	Net of tax
Total reclassification for the period	$247	$78

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2018 and September 30, 2017 (in thousands).

	Fair Values of Derivative Instruments
	Asset Derivatives
	As of June 30, 2018		As of September 30, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$2,408	Other Assets	$1,215

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of June 30, 2018, the Company had four interest rate swaps with a notional principal amount of $100.0 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended June 30, 2018.

Amounts reported in accumulated other comprehensive loss related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended June 30, 2018, the Company had $133,000 of gains reclassified to interest expense. During the nine months ended June 30, 2018, the Company had $232,000 of gains reclassified to interest expense. During the next twelve months, the Company estimates that $0 will be reclassified as a decrease in interest expense.

The tables below present the pre-tax net gains (losses) of the Company’s cash flow hedges for the three and nine month periods ended June 30, 2018 and 2017, respectively, and where they were recorded in the Consolidated Statement of Income, (in thousands).

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months Ended June 30,
	2018	2017		2018	2017		2018	2017
Interest Rate Products	$249	$(231)	Interest expense	$153	$3	Other non-interest income	$—	$—
Ending balance of OCI
Total	$249	$(231)		$153	$3		$—	$—

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss)Reclassified from Accumulated OCI into Income (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Nine Months Ended June 30,
	2018	2017		2018	2017		2018	2017
Interest Rate Products	$1,445	$873	Interest expense	$252	$(3)	Other non-interest income	$—	$—
Ending balance of OCI
Total	$1,445	$873		$252	$(3)		$—	$—

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

As of June 30, 2018 the Company had no derivatives in a net liability position and was not required to post collateral  against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (“UCC”). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October, 2017 where they reached an agreement to resolve the claims asserted against the Bank on a class wide basis. The terms of the settlement calls for the Bank to make a payment of $1,325,000 to the plaintiffs. The Bank’s insurance carrier will cover the payment made by the Bank in excess of a $125,000 retention. The court has approved the settlement.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp, Inc., in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff has appealed the court’s ruling. The plaintiff submitted her brief in support of her appeal in May 2018, and the Bank submitted its opposition brief in July 2018. The appellate court has tentatively scheduled oral arguments for October or November 2018. To the extent that this litigation could result in exposure to the bank, the amount is not currently estimable.

14.	Income Taxes

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (in thousands):

	For the Three Months Ended June 30,
	2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$806	24.2%	$751	34.0%
Income from bank-owned life insurance	(61)	(2.2%)	(88)	(4.8%)
Tax-exempt income	(112)	(4.0%)	(210)	(11.4%)
Low-income housing credits	(53)	(1.9%)	(25)	(1.4%)
Tax rate change	(98)	(3.5%)		0.0%
Other, net	18	0.6%	20	1.0%
Actual tax expense and effective rate	$500	13.3%	$448	17.5%

	For the Nine Months Ended June 30,
	2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$2,077	24.2%	$2,168	34.0%
Income from bank-owned life insurance	(183)	(3.5%)	(264)	(6.3%)
Tax-exempt income	(381)	(7.3%)	(642)	(15.4%)
Low-income housing credits	(96)	(1.8%)	(148)	(3.6%)
Tax rate change	3,682	70.2%	—	0.0%
Other, net	23	0.4%	(63)	(1.5%)
Actual tax expense and effective rate	$5,122	82.3%	$1,051	7.2%

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of September 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate for its fiscal year 2018 and then a flat 21% thereafter. As a result, the carrying value of net deferred tax assets was reduced in December 2017, which increased income tax expense by $3.7 million.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At June 30, 2018, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our profitability, demonstrated through consecutive earnings over the recent three year period, and our projections for future taxable income.

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

Comparison of Financial Condition at June 30, 2018 and September 30, 2017

Total Assets. Total assets increased by $42.1 million, or 2.4%, to $1.83 billion at June 30, 2018 from $1.79 billion at September 30, 2017 due primarily to growth in loans receivable, partially offset by a decrease in securities available for sale.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.8 million, or 9.1%, to $37.9 million at June 30, 2018 from $41.7 million at September 30, 2017. Decreases in interest bearing deposits with other institutions of $518,000, and cash and due from banks of $3.3 million, were the reasons for the net decrease.

Net Loans. Net loans increased $64.9 million, or 5.3%, to $1.30 billion at June 30, 2018 from September 30, 2017. During this period, residential loans decreased $5.2 million to $581.6 million, construction loans increased $1.9 million to $5.1 million, commercial real estate loans increased $78.4 million to $396.8 million, commercial loans increased $5.5 million to $49.6 million, obligations of states and political subdivisions increased $9.4 million to $67.5 million, home equity loans and lines of credit decreased $1.2 million to $45.0 million, auto loans decreased $22.2 million to $164.4 million, and other loans decreased $113,000 to $2.7 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $19.3 million, or 5.0%, to $371.1 million at June 30, 2018 from $390.5 million at September 30, 2017. The decrease was due primarily to decreases in obligations of states and political subdivisions of $15.9 million, U.S. government securities of $6.0 million, corporate obligations of $5.1 million and other debt securities of $3.6 million which were partially offset by an increase in mortgage backed securities of $11.2 million. The Company realized a net gain of $75,000 on the sale of investment securities totaling $22.1 million for the nine months ended June 30, 2018. Proceeds from the sale were reinvested in U.S. agency pass-through securities, 50% of which were adjustable rate.

Deposits. Deposits decreased $5.0 million, or 0.4%, to $1.27 billion at June 30, 2018 from $1.27 billion at September 30, 2017 due primarily to declines in municipal deposits. A decrease in interest bearing demand accounts of $38.8 million was offset in part by increases in non interest bearing demand accounts of $4.7 million, money market accounts of $14.0 million and certificates of deposits of $15.5 million. The increase in certificates of deposit, which increased to $526.4 million at June 30, 2018, included an increase in brokered certificates of deposit of $44.8 million to $184.6 million.

Borrowed Funds. Borrowed funds increased by $39.5 million, or 12.7%, to $351.1 million at June 30, 2018, from $311.6 million at September 30, 2017. The increase in borrowed funds was due to an increase in short term borrowings of $82.6 million offset in part by a decrease in other borrowings of $43.0 million. Short term borrowings increased due to asset growth and the decline in deposits. All borrowings at June 30, 2018 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

Stockholders’ Equity. Stockholders’ equity decreased by $3.9 million, or 2.1%, to $178.8 million at June 30, 2018 from $182.7 million at September 30, 2017. The decrease in stockholders’ equity was primarily due to an increase in accumulated other comprehensive loss of $7.3 million and dividends of $2.9 million partially offset by net income of $3.4 million and stock option exercises of $1.7 million.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2018 and 2017

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,298,258	$13,968	4.32%	$1,219,591	$11,819	3.89%
Investment Securities
Taxable(2)	72,139	660	3.67%	88,069	669	3.05%
Exempt from federal income tax(2)(3)	34,868	182	3.17%	50,299	294	3.55%
Total investment securities	107,007	842	3.51%	138,368	963	3.23%
Mortgage-backed securities	264,327	1,566	2.38%	254,563	1,405	2.21%
Federal Home Loan Bank stock	15,750	249	6.34%	14,341	174	4.87%
Other	5,833	93	6.40%	7,999	47	2.36%
Total interest-earning assets	1,691,175	16,718	3.99%	1,634,862	14,408	3.57%
Allowance for loan losses	(10,755)			(9,487)
Noninterest-earning assets	130,556			128,215
Total assets	$1,810,976			$1,753,590
Interest-bearing liabilities:
NOW accounts	$176,143	$102	0.23%	$149,386	$51	0.14%
Money market accounts	269,156	460	0.69%	249,047	314	0.51%
Savings and club accounts	137,809	18	0.05%	140,723	21	0.06%
Certificates of deposit	505,564	1,981	1.57%	532,499	1,800	1.36%
Borrowed funds	361,786	1,595	1.77%	329,872	1,062	1.29%
Total interest-bearing liabilities	1,450,458	4,156	1.15%	1,401,527	3,248	0.93%
Non-interest-bearing NOW accounts	156,668			149,366
Non-interest-bearing liabilities	25,185			21,256
Total liabilities	1,632,311			1,572,149
Equity	178,665			181,441
Total liabilities and equity	$1,810,976			$1,753,590
Net interest income		$12,562			$11,160
Interest rate spread			2.84%			2.64%
Net interest-earning assets	$240,717			$233,335
Net interest margin(4)			2.98%			2.74%
Average interest-earning assets to average interest-bearing liabilities		116.60%			115.30%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)

Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 24.25% for the three months ended June 30, 2018 and 34% for the three months ended June 30, 2017.

(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,287,037	$39,704	4.12%	$1,224,255	$35,869	3.92%
Investment Securities
Taxable(2)	77,293	2,001	3.46%	87,959	1,956	2.97%
Exempt from federal income tax(2)(3)	44,379	756	3.45%	51,286	907	3.58%
Total investment securities	121,672	2,757	3.46%	139,245	2,863	3.20%
Mortgage-backed securities	260,333	4,469	2.29%	252,265	4,034	2.14%
Federal Home Loan Bank stock	15,617	755	6.46%	15,158	547	4.82%
Other	5,636	256	6.07%	8,536	124	1.94%
Total interest-earning assets	1,690,295	47,941	3.82%	1,639,459	43,437	3.58%
Allowance for loan losses	(10,103)			(9,335)
Noninterest-earning assets	131,711			131,024
Total assets	$1,811,903			$1,761,148
Interest-bearing liabilities:
NOW accounts	$185,887	$346	0.25%	$155,717	$164	0.14%
Money market accounts	255,830	1,144	0.60%	251,173	957	0.51%
Savings and club accounts	136,265	53	0.05%	138,720	56	0.05%
Certificates of deposit	517,361	5,754	1.49%	521,328	5,090	1.31%
Borrowed funds	359,614	4,379	1.63%	349,553	3,074	1.18%
Total interest-bearing liabilities	1,454,957	11,676	1.07%	1,416,491	9,341	0.88%
Non-interest-bearing NOW accounts	153,086			144,956
Non-interest-bearing liabilities	23,159			22,626
Total liabilities	1,631,202			1,584,073
Equity	180,701			177,075
Total liabilities and equity	$1,811,903			$1,761,148
Net interest income		$36,265			$34,096
Interest rate spread			2.75%			2.70%
Net interest-earning assets	$235,338			$222,968
Net interest margin(4)			2.87%			2.78%
Average interest-earning assets to average interest-bearing liabilities		116.17%			115.74%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)

Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 24.25% for the nine months ended June 30, 2018 and 34% for the nine months ended June 30, 2017.

(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017

Net Income. Net income increased $1.1 million, or 60.1%, to $2.8 million for the three months ended June 30, 2018 compared to net income of $1.8 million for the comparable period in 2017. The increase was due to an increase in net interest income combined with a decrease in noninterest expenses, offset in part, by an increase in the provision for loan losses and a decrease in non interest income.

Net Interest Income. Net interest income increased $1.4 million, or 12.6%, to $12.6 million for the three months ended June 30, 2018 from $11.2 million for the comparable period in 2017. The increase was primarily attributable to a $7.4 million increase in the Company’s net interest earning assets for the three months ended June 30, 2018 together with an increase of twenty basis points in the Company’s interest rate spread to 2.84% for the three months ended June 30, 2018 from 2.64% for the comparable period in 2017.

Interest Income. Interest income increased $2.3 million, or 16.0%, to $16.7 million for the three months ended June 30, 2018 from $14.4 million for the comparable 2017 period. The increase resulted primarily from an increase in the average yield on interest earning assets of 42 basis points to 3.99% for the three months ended June 30, 2018 from 3.57% in the comparable 2017 period and an increase in the average balance of interest earning assets of $56.3 million. The average balance of loans increased $78.7 million between the two periods. In addition between the two periods, the average balance of investment securities decreased $31.4 million, mortgage-backed securities increased $9.8 million, FHLB stock increased $1.4 million and other interest earning assets decreased $2.2 million. Interest income for the three months ended June 30, 2018 included approximately $600,000 of non accrual interest from two commercial loans that was collected during the three months ended June 30, 2018 compared to a minimal amount collected during the comparable period in 2017.

Interest Expense. Interest expense increased $908,000, or 28.0%, to $4.2 million for the three months ended June 30, 2018 from $3.2 million for the comparable 2017 period. The increase resulted from an increase in the cost of interest bearing liabilities of 22 basis points and an increase in the average balance of interest bearing liabilities of $48.9 million between the two periods. The Federal Reserve increased the Fed Funds interest rate by a total of 100 basis points between June 30, 2017 and June 30, 2018. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 1.77% for the three months ended June 30, 2018 from 1.29% for the comparable period in 2017 and cost of certificates of deposit to 1.57% from 1.36% for the same comparative periods. For the three months ended June 30, 2018 and 2017 the average cost of interest bearing liabilities was 1.15% and 0.92%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $975,000 million for the three month period ended June 30, 2018 compared to $750,000 for the three month period ended June 30, 2017. The allowance for loan losses was $11.1 million, or 0.85% of loans outstanding, at June 30, 2018, compared to $9.4 million, or 0.75% of loans outstanding, at September 30, 2017.

Non-interest Income. Non-interest income decreased $223,000, or 10.5%, to $1.9 million for the three months ended June 30, 2018 from $2.1 million for the comparable period in 2017. Increases in trust and investment fees of $72,000 and service charges and fees on loans of $57,000, were offset by decreases in service fees on deposit accounts of $44,000 and gain on sale of investments, net of $295,000. Trust and investment fees increased primarily due to an increase in assets under management. Service related fees increased primarily due to increased volume.

Non-interest Expense. Non-interest expense decreased $157,000, or 1.5%, to $10.2 million for the three months ended June 30, 2018 from $10.4 million for the comparable period in 2017. The primary reasons for the decrease were decreases in compensation and employee benefits of $276,000, occupancy and equipment expenses of $57,000, data processing expenses of $28,000 and amortization of intangible assets of $56,000 which were offset in part by an increase of $177,000 in other expenses. Compensation expense decreased primarily due to a decrease in pension expense. Occupancy costs decreased primarily due to the closing of three supermarket branches during the first fiscal quarter of 2018. Other expenses include the write down to current value of the Company’s Allentown branch location of $300,000.

Income Taxes. Income tax expense increased $52,000 to $500,000 for the three months ended June 30, 2018 from $448,000 for the comparable 2017 period. The increase was primarily a result of higher income before taxes in the three months ended June 30, 2018 compared to the comparable period in 2017. The effective tax rate for the three months ended June 30, 2018 was 15.1% compared to 20.3% for the 2017 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2018 and June 30, 2017

Net Income. Net income decreased $1.9 million, or 35.4%, to $3.4 million for the nine months ended June 30, 2018 compared to net income of $5.3 million for the comparable period in 2017. The decrease was due primarily to an increase in income tax expense of $4.1 million due to a one-time charge to income tax expense of $3.7 million, taken during the first fiscal quarter, related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017. Income before income taxes was $8.6 million for the nine months ended June 30, 2018 compared to $6.4 million for the comparable period in 2017. The increase in income before income taxes was due to increases in net interest income and noninterest income combined with a decrease in noninterest expenses, offset in part, by an increase in the provision for loan losses.

Net Interest Income. Net interest income increased $2.2 million, or 6.4%, to $36.3 million for the nine months ended June 30, 2018 from $34.1 million for the comparable period in 2017. The increase was primarily attributable to a $12.4 million increase in the Company’s net interest earning assets for the nine months ended June 30, 2018 and an increase of five basis point in the Company’s interest rate spread to 2.75% for the nine months ended June 30, 2018 from 2.70% for the comparable period in 2017.

Interest Income. Interest income increased $4.5 million, or 10.4%, to $47.9 million for the nine months ended June 30, 2018 from $43.4 million for the comparable 2017 period. The increase resulted primarily from an increase in the average yield on interest earning assets of 24 basis points to 3.82% for the nine months ended June 30, 2018 from 3.58% in the comparable 2017 period and an increase in the average balance of interest earning assets of $50.8 million. The average balance of loans increased $62.8 million between the two periods. In addition, the average balance of investment securities decreased $17.6 million, mortgage-backed securities increased $8.1 million, regulatory stock increased $459,000 and other interest earning assets decreased $2.9 million.

Interest Expense. Interest expense increased $2.3 million, or 25.0%, to $11.7 million for the nine months ended June 30, 2018 from $9.3 million for the comparable 2017 period. The increase resulted from an increase in the cost of interest bearing liabilities of 19 basis points and an increase in the average balance of interest bearing liabilities of $38.5 million between the two periods. The Federal Reserve increased the Fed Funds interest rate by a total of 100 basis points between June 30, 2017 and June 30, 2018. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 1.63% for the nine months ended June 30, 2018 from 1.18% for the comparable period in 2017 and cost of certificates of deposit to 1.49% from 1.31% for the same comparative periods. For the nine months ended June 30, 2018 and 2017 the average cost of interest bearing liabilities was 1.07% and 0.88%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $3.1 million for the nine month period ended June 30, 2018 compared to $2.3 million for the nine month period ended June 30, 2017. The allowance for loan losses was $11.1 million, or 0.85% of loans outstanding, at June 30, 2018, compared to $9.4 million, or 0.75% of loans outstanding, at September 30, 2017.

Non-interest Income. Non-interest income increased $50,000, or 0.9%, to $5.8 million for the nine months ended June 30, 2018. Increases in service charges and fees on loans of $98,000 and trust and investment fees of $185,000 were partially offset by a decrease in gain on sale of investments, net of $220,000. Trust and investment fees increased primarily due to an increase in assets under management. Service related fees increased primarily due to increased volume.

Non-interest Expense. Non-interest expense decreased $793,000, or 2.5%, to $30.4 million for the nine months ended June 30, 2018 from $31.2 million for the comparable period in 2017. The primary reasons for the decrease were decreases in compensation and employee benefits of $601,000, data processing of $76,000, professional fees of $394,000, advertising expenses of $110,000, and amortization of intangible assets of $104,000 which were offset in part by an increase in occupancy and equipment of $33,000, a decrease in the gain on foreclosed real estate of $120,000 and an increase of other expenses of $305,000. Included in other expenses is $219,000 in one-time expenses related to the closing of three supermarket branches during December 2017 and approximately $300,000 related to the write-down of the Company’s Allentown branch. Compensation expense decreased primarily due to a decrease in pension expense. Professional fees decreased primarily due to a decrease in consulting fees and advertising expenses decreased primarily due to a decrease in the advertising frequency.

Income Taxes. Income tax expense increased $4.0 million to $5.1 million for the nine months ended June 30, 2018 from $1.1 million for the comparable 2017 period. The increase was primarily a result of a one time charge to income tax expense of $3.7 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	June 30, 2018	September 30, 2017
Non-performing assets:
Non-accruing loans	$8,443	$10,487
Non-accruing purchased credit impaired loans	2,268	3,776
Total non-performing loans	10,711	14,263
Foreclosed real estate	1,368	1,424
Other repossessed assets	9	9
Total non-performing assets	$12,088	$15,696
Ratio of non-performing loans to total loans	0.82%	1.14%
Ratio of non-performing loans to total assets	0.59%	0.80%
Ratio of non-performing assets to total assets	0.66%	0.88%
Ratio of allowance for loan losses to total loans	0.85%	0.75%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $3.6 million from September 30, 2017 to June 30, 2018. The number of nonperforming residential loans was 63 at June 30, 2018 compared to 76 at September 30, 2017. The $10.7 million of non-accruing loans at June 30, 2018 included 63 residential loans with an aggregate outstanding balance of $5.4 million, 25 commercial and commercial real estate loans with aggregate outstanding balances of $4.1 million and 65 consumer loans with aggregate balances of $1.2 million. Within the residential loan balance are $3.4 million of loans less than 90 days past due. In the quarter ended June 30, 2018, the Company identified 29 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $55,000 to $1.4 million at June 30, 2018. Foreclosed real estate consists of 15 residential properties, one building lot and four commercial properties.

At June 30, 2018, the principal balance of troubled debt restructures (“TDRs”) was $4.3 million compared to $4.9 million at September 30, 2017. Of the $4.3 million of troubled debt restructures at June 30, 2018, $107,000 are performing loans and $4.2 million are non-accrual loans.

As of June 30, 2018, TDRs were comprised of 27 residential loans totaling $3.1 million, five commercial and commercial real estate loans totaling $1.1 million, and seven consumer (home equity loans, home equity lines and credit, indirect auto and other) loan totaling $138,000.

For the three month period ended June 30, 2018, two loans were removed from non-performing TDR status. For the nine month period ended June 30, 2018 four loans were removed from non-performing TDR status due to completion of one year of consecutive timely payments.

We have modified the terms of certain loans that do not meet the definition of a TDR. The vast majority of such loans were rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all on performing loans where the rates were reset to current market rates. For the three months ended June 30, 2018, we modified three loans totaling $465,000 in this fashion. With regard to commercial loans, including commercial real estate loans, four loans totaling $1.1 million were modified for the three months ended June 30, 2018.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2018, $37.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $729,000 million at June 30, 2018. As of June 30, 2018, we had $351.1 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $633.3 million.

At June 30, 2018, we had $209.4 million in loan commitments outstanding, which included, in part, $64.7 million in undisbursed construction loans and land development loans, $36.2 million in unused home equity lines of credit, $96.1 million in commercial lines of credit and commitments to originate commercial loans, $4.4 million in performance standby letters of credit and $8.2 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2018 totaled $368.2 million, or 70.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $18.2 million and $14.6 million for the nine months ended June 30, 2018 and 2017, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $64.9 million and $15.4 million for the nine months ended June 30, 2018 and 2017, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for) $42.9 million and ($9.3) million for the nine months ended June 30, 2018 and 2017, respectively.

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

Contractual Obligations

During the first nine months of fiscal 2018, the Company’s contractual obligations did not change materially from those discussed in the Company’s Financial Statements for the year ended September 30, 2017.

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

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (UCC). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situated plaintiffs who had their automobiles repossessed and seek to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October 2017 where they reached an agreement to resolve the claims asserted against the Bank on a class wide basis. The terms of the settlement calls for the Bank to make a payment of $1,325,000 to the plaintiffs. The Bank’s insurance carrier will cover the payment made by the Bank in excess of a $125,000 retention. The court has approved the settlement.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp, Inc., in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff has appealed the court’s ruling. The plaintiff submitted her brief in support of her appeal in May 2018, and the Bank submitted its opposition brief in July 2018. The appellate court has tentatively scheduled oral arguments for October or November 2018.  To the extent this litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

ESSA BANCORP, INC.

Date: August 9, 2018	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 9, 2018	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer