Form 10-K
period 2018-09-30
ESSA Bancorp, Inc.
filed 2018-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

As of December 1, 2018, there were 18,133,095 shares issued and 11,611,681 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2018, was $154,016,589.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant (Part III).

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

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is a Pennsylvania-chartered holding company for ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of the Bank. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of the Bank. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. On July 31, 2012, ESSA Bancorp completed its acquisition of First Star Bancorp, Inc. and its wholly-owned subsidiary, First Star Bank (“First Star”). On April 4, 2014, ESSA Bancorp completed its acquisition of Franklin Security Bancorp, Inc. and its wholly owned subsidiary, Franklin Security Bank (“Franklin Security”). On December 4, 2015, ESSA Bancorp completed its acquisition of Eagle National Bancorp, Inc. (“ENB”), whereby ESSA Bancorp acquired ENB and its wholly owned subsidiary, Eagle National Bank. Effective November 14, 2014, ESSA Bancorp converted its holding company status from a savings and loan holding company to a bank holding company, and it elected the financial holding company designation as a bank holding company. At September 30, 2018, ESSA Bancorp had consolidated assets of $1.8 billion, consolidated deposits of $1.3 billion and consolidated stockholders’ equity of $179.2 million. Consolidated net income for the fiscal year ended September 30, 2018 was $6.5 million. Results for the year ended September 30, 2018, reflected a one-time charge to income tax expense of $3.7 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the Federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.

The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as the Company that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from the Bank’s website (www.essabank.com), on the “Investor Relations” page, without charge from the Company.

ESSA Bank & Trust

General

The Bank was organized in 1916. The Bank is a Pennsylvania chartered full-service, community-oriented savings bank. We provide financial services to individuals, families and businesses through our 22 full-service banking offices, located in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware and Montgomery Counties, Pennsylvania. The Bank is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. In March 2014, the Bank converted its charter from a Pennsylvania savings and loan association to a Pennsylvania savings bank. The charter change did not have a material effect on the operations of the Bank.

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

Market Area

At September 30, 2018, our 22 full-service banking offices consisted of 7 offices in Monroe County, 3 offices in Lehigh County, 6 offices in Northampton County, 1 office in Lackawanna County, 1 office in Luzerne County, 1 office in Chester County, 2 offices in Delaware County and 1 office in Montgomery County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, healthcare and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. Chester and Montgomery Counties are located south and Delaware County southwest of Monroe County. As of June 30, 2018, the most recent FDIC market share data available, we had a deposit market share of approximately 29.3% in Monroe County, which represented the largest deposit market share in Monroe County, 2.9% in Northampton County, 1.9% in Lehigh County, 0.1% in Lackawanna County, 0.9% in Luzerne County, 0.1% in Chester County, 0.1% in Montgomery County and 0.6% in Delaware County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real estate property. In recent years, we have increased our originations of commercial loans and commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from $288.4 million or 23.5% of our total loan portfolio at September 30, 2016 to $416.6 million, or 31.6%, of our total loan portfolio at September 30, 2018. One- to four-family residential real estate mortgage loans represented $580.6 million, or 44.1%, of our loan portfolio at September 30, 2018. Home equity loans and lines of credit totaled $44.0 million, or 3.3%, of our loan portfolio at September 30, 2018. Commercial loans totaled $49.5 million, or 3.8%, of our loan portfolio at September 30, 2018 and construction first mortgage loans totaled $3.9 million, or 0.3%, of the total loan portfolio at September 30, 2018. Obligations of states and political subdivisions totaled $73.4 million, or 5.6%, of our loan portfolio at September 30, 2018. Auto loans totaled $146.2 million or 11.1% of the total loan portfolio at September 30, 2018. As previously disclosed, the Bank discontinued originating indirect auto loans in July, 2018. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$580,561	44.1%	$586,708	47.1%	$596,645	48.6%
Construction	3,920	0.3	3,097	0.2	1,733	0.1
Commercial	49,479	3.8	44,129	3.5	39,978	3.3
Commercial real estate	416,573	31.6	318,323	25.6	288,447	23.5
Obligations of states and political subdivisions	73,362	5.6	58,079	4.7	56,923	4.6
Home equity loans and lines of credit	43,962	3.3	46,219	3.7	48,163	3.9
Auto loans	146,220	11.1	186,646	15.0	193,078	15.7
Other	2,682	0.2	2,845	0.2	3,302	0.3
Total loans receivable	$1,316,759	100.0%	$1,246,046	100.0%	$1,228,269	100.0%
Allowance for loan losses	(11,688)		(9,365)		(9,056)
Total loans receivable, net	$1,305,071		$1,236,681		$1,219,213

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to four- family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)
Due During the Years Ending September 30,
2019	$1,240	$-	$13,698	$42,966
2020	1,691	-	4,012	26,744
2021	2,363	-	994	19,256
2022 to 2023	17,388	-	10,131	41,868
2024 to 2028	132,704	-	14,850	123,878
2029 to 2033	108,870	-	2,001	49,765
2033 and beyond	316,305	3,920	3,793	112,096
Total	$580,561	$3,920	$49,479	$416,573

	Obligations of States and Political subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)
Due During the Years Ending September 30,
2019	$689	$1,388	$2,003	$284	$62,268
2020	211	1,002	10,645	465	44,770
2021	6,909	2,023	30,777	343	62,665
2022 to 2023	11,066	5,126	82,544	692	168,815
2024 to 2028	20,762	10,133	20,251	348	322,926
2029 to 2033	14,255	12,861	-	339	188,091
2033 and beyond	19,470	11,429	-	211	467,224
Total	$73,362	$43,962	$146,220	$2,682	$1,316,759

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2018 that are contractually due after September 30, 2019.

	Due After September 30, 2019
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$543,665	$35,656	$579,321
Construction	3,920	-	3,920
Commercial	24,150	11,631	35,781
Commercial real estate	92,583	281,024	373,607
Obligations of states and political subdivisions	33,771	38,902	72,673
Home equity loans and lines of credit	19,392	23,182	42,574
Auto loans	144,217	-	144,217
Other	2,398	-	2,398
Total	$864,096	$390,395	$1,254,491

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center. At September 30, 2018, $580.6 million, or 44.1%, of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios private mortgage insurance is required to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2018, our largest loan secured by one- to four-family real estate had a principal balance of approximately $1.8 million and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $9.3 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2018 and $5.0 million during the year ended September 30, 2017. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2018, $35.7 million, or 6.1%, of our one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which provides the right to declare a loan immediately due and payable in the event that the borrower sells or otherwise conveys title to the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings bank may lend relative to the value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all purchase money loans, we utilize outside independent appraisers approved by our Management Loan Committee. All purchase money and most refinance loans require a lender’s title insurance policy. Certain modest refinance requests may utilize an exterior inspection report and title search. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our Mortgage Professionals. Eligible properties include primary and vacation homes located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. As of September 30, 2018, home equity loans and lines totaled about $44.0 million, or 3.3%, of our loan portfolio.

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

Loan underwriting standards limit the maximum size of a junior lien loan to between $250,000 and $500,000, depending on the loan type and collateral. All loans exceeding 75% of value require an appraisal by bank-approved, licensed appraisers. Loans up to $25,000 with lesser loan-to-value ratios may utilize an automated valuation model. Title/lien searches are secured on all home equity loans and lines.

Commercial Real Estate Loans. At September 30, 2018, $416.6 million, or 31.6%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, multi-family, mixed-use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with an initial term of five years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80% and 85% for select loans with faster amortizations. At September 30, 2018, our largest commercial real estate relationship balance was $23.2 million, which was performing in accordance with its terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. All commercial real estate loans in excess of $500,000 are appraised by outside independent appraisers approved in accordance with the Bank’s Appraisal Policy. Personal guarantees are obtained from commercial real estate borrowers although we may occasionally waive this requirement given very strong loan to value and debt service coverage ratios. All purchase money and most asset refinance borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

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

First Mortgage Construction Loans. At September 30, 2018, $3.9 million, or 0.3%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2018, our largest first mortgage construction loan balance was $484,000. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30 year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

For all such loans, we utilize outside independent appraisers approved in accordance with the Bank’s Appraisal Policy. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance on properties.

Commercial Loans. At September 30, 2018, $49.5 million, or 3.8%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to individuals and businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.

Obligations of States and Political Subdivisions. At September 30, 2018, $73.4 million, or 5.6%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2018, $146.2 million, or 11.1% of our total loan portfolio consisted of auto loans. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee. As previously disclosed, the Bank discontinued originating indirect auto loans.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2018, these other loans totaled $2.7 million, or 0.2%, of the total loan portfolio.

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

Non-performing Loans. At September 30, 2018, $10.5 million, or 0.80% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $3.5 million at September 30, 2018. Residential first mortgage loans that were 90 days or more past due totaled $5.3 million at September 30, 2018.

Real Estate Owned. At September 30, 2018, the Company had $1.1 million of real estate owned consisting of 17 properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$5,317	$6,592	$8,972
Construction	-	-	-
Commercial	876	813	874
Commercial real estate	3,497	5,441	8,144
Home equity loans and lines of credit	216	643	950
Auto loans	587	736	344
Other	18	38	31
Total	10,511	14,263	19,315
Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	-	-	-
Construction	-	-	-
Commercial	-	-	-
Commercial real estate	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total loans 90 days or more past due	-	-	-
Non-performing troubled debt restructurings	-	-	-
Total non-performing loans	10,511	14,263	19,315
Real estate owned	1,141	1,424	2,659
Other repossessed assets	16	9	9
Total non-performing assets	$11,668	$15,696	$21,983
Troubled Debt Restructurings (1):
Residential first mortgage loans:
One- to four-family	$3,260	$3,642	$4,981
Construction	-	-	-
Commercial	-	-	-
Commercial real estate	976	1,106	2,625
Home equity loans and lines of credit	66	120	234
Auto loans	58	-	-
Other	-	-	-
Total	$4,360	$4,868	$7,840
Ratios:
Total non-performing loans to total loans	0.80%	1.14%	1.57%
Total non-performing loans to total assets	0.57%	0.80%	1.09%
Total non-performing assets to total assets	0.64%	0.88%	1.24%

1)	Non-performing troubled debt restructurings are included in total troubled debt restructurings as part of the non-performing assets table.

For the years ended September 30, 2018, 2017 and 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $171,000, $449,000 and $782,000 respectively.

At September 30, 2018, the principal balance of troubled debt restructurings (“TDRs”) was $4.4 million as compared to $4.9 million at September 30, 2017. Of the $4.4 million of TDRs at September 30, 2018, $106,000 were performing loans and $4.3 million were non-accrual loans.

TDRs at September 30, 2018 were comprised of 28 residential loans totaling $3.3 million, 6 commercial real estate loans totaling $976,000 and 8 consumer loans (home equity loans, home equity lines of credit, auto and other) totaling $124,000.

For the year ended September 30, 2018, 10 loans totaling $1.1 million were removed from TDR status, 2 loans totaling $269,000 were transferred to foreclosed real estate and 8 loans for $827,000 had completed timely payments.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2018, we modified 14 loans totaling $1.7 million. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total we modified 5 commercial loans with an aggregate balance of approximately $7.3 million for the year ended September 30, 2018.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2018
Residential first mortgage loans:
One- to four-family	5	$920	58	$5,317	63	$6,237
Construction	-	-	-	-	-	-
Commercial	1	11	9	876	10	887
Commercial real estate	-	-	16	3,497	16	3,497
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	11	216	11	216
Auto loans	2	20	74	587	76	607
Other	-	-	4	18	4	18
Total	8	$951	172	$10,511	180	$11,462
At September 30, 2017
Residential first mortgage loans:
One- to four-family	8	$421	76	$6,592	84	7,013
Construction	-	-	-	-	-	-
Commercial	-	-	37	5,441	37	5,441
Commercial real estate	-	-	10	813	10	813
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	1	15	17	643	18	658
Auto loans	2	32	61	736	63	768
Other	1	4	5	38	6	42
Total	12	$472	206	$14,263	218	$14,735
At September 30, 2016
Residential first mortgage loans:
One- to four-family	6	$660	92	$8,972	98	$9,632
Construction	-	-	-	-	-	-
Commercial	1	57	13	874	14	931
Commercial real estate	3	191	49	8,144	52	8,335
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	2	147	17	950	19	1,097
Auto loans	12	232	22	344	34	576
Other	-	-	3	31	3	31
Total	24	$1,287	196	$19,315	220	$20,602

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

At September 30, 2018, the Company classified approximately $10.3 million of our assets as Special Mention, of which $9.0 million were commercial and commercial real estate loans, and $22.7 million as Substandard, of which $16.4 million were commercial and commercial real estate loans. No loans were classified Doubtful or Loss. At September 30, 2017, we classified approximately $4.1 million of our assets as Special Mention, of which $3.4 million were commercial and commercial real estate loans, and $27.0 million as Substandard, of which $17.5 million were commercial and commercial real estate loans. No loans were classified as Doubtful or Loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2018 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$9,365	$9,056	$8,919
Charge-offs:
Residential first mortgage loans:
One- to four-family	(335)	(504)	(1,040)
Construction	-	-	-
Commercial	(151)	(31)	(18)
Commercial real estate	(54)	(1,352)	(266)
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	(68)	(18)	(209)
Auto loans	(1,833)	(2,009)	(1,262)
Other	(21)	(9)	-
Total charge-offs	(2,462)	(3,923)	(2,795)
Recoveries:
Residential first mortgage loans:
One- to four-family	12	22	59
Construction	-	-	-
Commercial	10	1	7
Commercial real estate	49	27	52
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	54	8	9
Auto loans	655	815	246
Other	5	9	9
Total recoveries	785	882	382
Net charge-offs	(1,677)	(3,041)	(2,413)
Provision for loan losses	4,000	3,350	2,550
Balance at end of year	$11,688	$9,365	$9,056
Ratios:
Net charge-offs to average loans outstanding	0.13%	0.25%	0.20%
Allowance for loan losses to non-performing loans at end of year	111.20%	65.66%	46.89%
Allowance for loan losses to total loans at end of year	0.89%	0.75%	0.74%

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

	2018			2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$3,605	30.84%	44.09%	$3,878	41.41%	47.08%	$4,426	48.88%	48.58%
Construction	35	0.30	0.30	23	0.25	0.25	13	0.14	0.14
Commercial	1,462	12.51	3.76	987	10.54	25.55	882	9.74	3.25
Commercial real estate	3,458	29.59	31.64	1,758	18.77	3.54	852	9.41	23.49
Obligations of states and political subdivisions	323	2.76	5.57	248	2.65	4.66	215	2.37	4.63
Home equity loans and lines of credit	296	2.53	3.34	470	5.02	3.71	455	5.02	3.92
Auto loans	1,859	15.91	11.10	1,836	19.60	14.98	1,880	20.76	15.72
Other	23	0.20	0.20	21	0.22	0.23	25	0.28	0.27
Total allocated allowance	11,061	94.64	100.00	9,221	98.46	100.00	8,748	96.60	100.00
Unallocated allowance	627	5.36	-	144	1.54	-	308	3.40	-
Total allowance for loan losses	$11,688	100.00%	100.00%	$9,365	100.00%	100.00%	$9,056	100.00%	100.00%

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

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our investment policy is reviewed annually by our ALCO/Investment Management Committee. All policy changes recommended by this management committee must be approved by the Board of Directors. The Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Controller, Chief Operating Officer, Chief Banking Officer, Senior Vice President Administration/Operations, Chief Lending Officer, Chief Marketing Officer.  Authority to make investments under the approved guidelines is delegated by the Committee to appropriate officers. While general investment strategies are developed and authorized by the ALCO/Investment Management Committee, the execution of specific actions rests with the Chief Financial Officer.

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

Our current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, obligations of states and political subdivisions, and corporate debt obligations, as well as investments in the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Government National Mortgage Association (“GNMA”) as well as commercial paper. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

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

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2018 was $12.8 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2018 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2018, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$269,184	$258,123	$235,610	$233,823	$216,112	$219,162
Obligations of state and political subdivisions	42,090	40,949	64,382	65,358	71,323	73,690
U.S. government agency securities	5,678	5,558	18,615	18,671	25,669	25,941
Corporate obligations	48,559	47,415	49,025	48,742	38,331	38,418
Trust-preferred securities	-	-	-	-	489	500
Other debt securities	20,295	19,373	24,200	23,833	32,473	32,674
Total debt securities	385,806	371,418	391,832	390,427	384,397	390,385
Equity securities – financial services	25	20	25	25	25	25
Total investment securities available-for-sale	$385,831	$371,438	$391,857	$390,452	$384,422	$390,410

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. government agency securities	$-%	-	$2,337%	4.44	$3,341%	1.59	$-%	-	$5,678	$5,558%	-
Obligations of state and political subdivisions	-	-	14,930	2.60	22,353	2.45	4,807	2.51	42,090	40,949	2.51
Mortgage-backed securities	12	4.15	4,277	2.24	40,859	2.42	224,036	2.85	269,184	258,123	2.78
Corporate obligations	500	1.97	14,435	2.16	31,042	4.54	2,582	4.05	48,559	47,415	3.78
Other debt securities	-	-	610	2.35	1,778	4.35	17,907	2.70	20,295	19,373	2.83
Total debt securities	512	2.02	36,589	2.50	99,373	3.09	249,332	2.85	385,806	371,418	2.88
Equity securities	-	-	-	-	-		25		25	20	-
Total investment securities available for-sale	$512%	-	$36,589%	2.50	$99,373%	3.09	$249,357%	2.85	$385,831	$371,438%	2.88

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

At September 30, 2018, our deposits totaled $1.3 billion. Interest-bearing demand, savings and club, and money market deposits totaled $653.3 million at September 30, 2018. At September 30, 2018, we had a total of $525.2 million in certificates of deposit. Noninterest-bearing demand deposits totaled $158.3 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2018, we had a total of $168.7 million of brokered certificates of deposits, an increase of $31.0 million from the prior fiscal year end. Our brokered certificates of deposits range from less than one- to three-year terms, and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2018			2017			2016
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$154,662	12.29%	-%	$147,554	12.16%	-%	$138,070	11.72%	-%
Interest bearing demand accounts	184,041	14.63%	0.25%	158,294	13.04%	0.15%	110,437	9.37%	0.11%
Money market	263,281	20.92%	0.65%	251,432	20.72%	0.51%	198,717	16.86%	0.31%
Savings and club	135,893	10.80%	0.05%	138,818	11.44%	0.05%	135,030	11.46%	0.05%
Certificates of deposit	520,465	41.36%	1.55%	517,569	42.64%	1.33%	596,143	50.59%	1.14%
Total deposits	$1,258,342	100.00%	0.82%	$1,213,667	100.00%	0.70%	$1,178,397	100.00%	0.73%

As of September 30, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $186.8 million. The following table sets forth the maturity of those certificates as of September 30, 2018.

At September 30, 2018
(In thousands)
Three months or less	$37,224
Over three months through six months	27,064
Over six months through one year	62,579
Over one year	59,947
Total	$186,814

At September 30, 2018, $379.9 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of year	$179,773	$137,466	$129,460
Maximum outstanding at any month end	$260,797	$185,201	$182,636
Average balance during year	$210,050	$147,765	$120,590
Weighted average interest rate at end of year	2.31%	1.36%	0.64%
Average interest rate during year	1.86%	0.98%	0.55%

At September 30, 2018, we had the ability to borrow approximately $648.9 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2018, the Bank had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2018, we had 256 full-time employees, and 21 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC “) under the Deposit Insurance Fund (“DIF”). We are subject to extensive regulation by the Pennsylvania Department of Banking and Securities (the “Department”), our chartering agency, and by the FDIC, our primary federal regulator. We must file reports with the Department and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Department and the FDIC to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on us and our operations.

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

Regulation by the Federal Deposit Insurance Corporation

The Bank is also subject to extensive regulation, examination and supervision, among other things, by the FDIC, as its primary federal regulator. Such regulation and supervision:

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

Before engaging in a new activity as principal that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured savings bank must seek approval from the FDIC to engage in such activity. The FDIC will not approve the activity unless the savings bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions. Although the Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.

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

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and similar transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

Under the FDIC’s risk-based assessment system, insured institutions were previously assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay FDIC assessments.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits.  The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years.  In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points.

The FDIC may adjust its risk-based assessment system in the future, except that no adjustment can be made without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by year-end 2019.  For the quarter ended September 30, 2018, the annualized FICO assessment was 0.32 basis points of an institution’s total assets less tier 1 capital.

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  The Bank elected to opt out of this requirement.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  A bank’s failure to achieve the “capital conservation buffer” will result in restrictions on paying dividends, engaging in stock repurchases and paying discretionary bonuses.  The capital conservation buffer requirement is being phased in.  It began on January 1, 2016 at 0.625% of risk-weighted assets and has increased on January 1 of each succeeding year by 0.625%.  It will be fully implemented at 2.5% on January 1, 2019.

Legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8 to 10% tangible equity/consolidated assets.  Institutions with capital meeting the specified requirement will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.  The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2018, the Bank’s capital exceeded all applicable requirements.

Any state-chartered savings bank that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  Certain corrective actions are required by law, as described further under “Prompt Corrective Action.”

We are also subject to capital regulations of the Department which generally incorporate federal requirements.

Dividends from ESSA Bank & Trust

Our ability to pay dividends depends, to a large extent, upon the Bank’s ability to pay dividends to the Company.  The Banking Code states that no dividend may be paid out of surplus without approval of the Department. Dividends may be paid out of accumulated net earnings. No dividend may generally be paid that would result in the Bank failing to comply with its regulatory capital requirements.

Prompt Corrective Action

Under the federal Prompt Corrective Action regulations, a savings bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more, a Tier I leverage capital ratio of 5.0% or more, a common equity Tier 1 ratio of 6.5% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 6.0% or more, a Tier I leverage capital ratio of 4.0% or more, a common equity Tier 1 capital ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 6.0%, a Tier I leverage capital ratio that is less than 4.0% or a common equity Tier 1 leverage ratio of less than 4.5%, (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0%, a Tier I leverage capital ratio that is less than 3.0% or a common equity Tier 1 ratio of less than 3%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

Generally, the FDIC is required to appoint a receiver or conservator within specific time frames for a savings bank that becomes “critically undercapitalized.”  The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” holding company for a savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the FDIC, or the amount necessary to restore the savings bank to adequately capitalized status.  The guarantee remains in place until the FDIC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. The FDIC may also take any one of a number of discretionary supervisory actions against an undercapitalized savings bank, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The Prompt Corrective categories discussed above were effective January 1, 2015 and reflect the revised regulatory capital requirements effective the same date.

As of September 30, 2018, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

Holding Company Regulation

The Company is a bank holding company that has elected to be a financial holding company and is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy regulations for bank holding companies on a consolidated basis. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary institutions applied to bank holding companies of greater than $1 billion in assets, including the Company, effective January 1, 2015.  However, federal legislation enacted in May 2018 and implemented by the Federal Reserve Board effective August 30, 2018, raised the threshold of the Federal Reserve Board’s “Small Bank Holding Company” exception to the application of consolidated capital requirements from $1 billion to $3 billion of consolidated assets.  Consequently, bank holding companies of under $3 billion of consolidated assets are no longer subject to the consolidated requirements unless otherwise directed by the Federal Reserve Board.

Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and required the issuance of implementing regulations. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required of an undercapitalized bank. If an undercapitalized bank fails to file an acceptable capital restoration plan or to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution.  In addition, Federal Reserve Board policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is consistent with the company’s capital needs, asset quality and overall financial condition.

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will equal 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that is “well capitalized” under applicable regulations of the Federal Reserve Board, has received at least an overall “satisfactory” composite rating, as well as “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.  In addition, Federal Reserve Board guidance provides for agency prior review of bank holding company dividends and stock redemptions and repurchases in certain circumstances, which may affect our ability to pay dividends, or engage in redemptions or repurchases.

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

Regulatory Enforcement Authority

Federal law provides federal banking regulators with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders, and initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2018, the Bank’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2018, the Bank had a $604,000 minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2018, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent three-year period. The 2014, 2015, 2016 and 2017 tax years remain open.

State Taxation

ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal year 2018 is 10.0% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

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

In response to improving economic conditions, the Federal Reserve Board’s Open Market Committee has slowly increased its federal funds target rate from a range of 0.00%-0.25% that was in effect for several years to the current range of 2.00%-2.25% that was in effect at September 30, 2018.  Longer term rates have not increased at the same pace as short term rates. If shorter term interest rates continue to increase or if longer term interest rates continue to decline, there could be negative pressure on our net interest margin.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2018, the fair value of our debt securities available for sale totaled $371.4 million. Unrealized net losses on these available for sale securities totaled approximately $14.4 million at September 30, 2018 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in the Bank’s Economic Value of Equity (“EVE”) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2018, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $41.0 million, or 14.3%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2018, $416.6 million, or 31.6%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2018, our largest commercial real estate lending relationship was $23.2 million of loans located in Lehigh County, Pennsylvania and secured by real estate. These loans were performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

The Dodd-Frank Act significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. Much of the impact of the Dodd-Frank Act may not be known for many years. However, it is expected that the legislation and implementing regulations will continue to materially increase our operating and compliance costs.

The Bank is Subject to More Stringent Capital Requirements, Which May Adversely Impact Our Return on Equity, Require Us to Raise Additional Capital, or Constrain Us from Paying Dividends or Repurchasing Shares.

In July 2013, the federal banking agencies approved a new rule that substantially amended regulatory risk-based capital rules. The final rule implemented the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act, and was effective January 1, 2015.

The final rule included new minimum risk-based capital and leverage ratios, which became effective on January 1, 2015, and refined the definition of what constitutes “capital” for calculating these ratios. The revised minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out was exercised. The Bank elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also established a “capital conservation buffer” of 2.5%, that, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases 0.625% at January 1of each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of these more stringent capital requirements, among other things, may result in lower returns on equity, require the raising of additional capital and result in regulatory actions if the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Capital Requirements.”

Final CFPB Regulations Could Restrict Our Ability to Originate and Sell Mortgage Loans.

The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay certain mortgages.  Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

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

Concentration of Loans in Our Primary Market Area May Increase the Risk of Increased Nonperforming Assets.

Our success depends primarily on the general economic conditions in the Pennsylvania counties of Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware and Montgomery as nearly all of our loans are to customers in these markets. Accordingly, the local economic conditions in these market areas have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, decline in real estate values in these market areas would also lower the value of the collateral securing loans on properties in these market areas. In addition, weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

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

We May be Adversely Affected by Recent Changes in U.S. Tax Laws.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments, if home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. The mortgage banking originations may be adversely impacted as a result of changing economics of home ownership, which could also reduce profitability of our business, financial condition and results of operation.

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

The following table provides certain information as of September 30, 2018 with respect to our main office located in Stroudsburg, Pennsylvania, and our 25 full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18322	Owned	1983	4,100

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

5120 Milford Rd. East Stroudsburg, PA 18302	Owned	2014	3,610

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

Tannersville Plaza 2826 Route 611 Tannersville, PA 18372	Owned	2007	2,500

975 Route 390 Cresco, PA 18326	Owned	2010	2,912

418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

14 South Main Street Nazareth, PA 18064	Leased	2012	450

600 Hamilton Street Suite 100 Allentown, PA 18101	Leased	2018	4,578

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

526 Wood Street Bethlehem, PA 18018	Leased	2012	200

6302 Route 309 New Tripoli, PA 18066	Owned	2012	3,460

1065 Highway 315 Wilkes Barre, PA 18702	Leased	2014	7,536

300 Mulberry Street Scranton, PA 18503	Leased	2014	3,800

8045 West Chester Pike Upper Darby, PA 19082	Leased	2015	4,000

354 West Lancaster Avenue Haverford, PA 19041	Leased	2015	3,128

48 West Marshall Road Lansdowne, PA 19050	Owned	2015	2,555

227 West Lancaster Avenue Devon, PA 19333	Leased	2015	1,886

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

Plymouth Meeting Road, Suite 101 Plymouth Meeting, PA 19462	Leased	2016	4,389

190 Brodhead Road, Suite 200 Bethlehem, PA 18017	Leased	2017	6,909

The net book value of our premises, land and equipment was $14.6 million at September 30, 2018.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (“UCC”). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situation plaintiffs who had their automobiles repossessed and see to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October 2017 where they reached an agreement to resolve the claims asserted against the Bank on a class wide basis. The terms of the settlement call for the Bank to make a payment of $1,325,000 to the plaintiff’s. The Bank’s insurance carrier will cover the payment made by the Bank in excess of a $125,000 retention. The court has approved the settlement.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. The plaintiff submitted her brief in support of her appeal in May 2018, and the Bank submitted its opposition brief in July 2018. The appellate court has scheduled oral arguments for December 2018. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp’s common stock as of September 30, 2018 was 1,822. Certain shares of ESSA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp common stock for the periods ended September 30, 2017 and September 30, 2018. The following information was provided by the Nasdaq Stock Market.

Fiscal 2018	High	Low	Dividends
Quarter ended September 30, 2018	$16.44	$15.59	$0.09
Quarter ended June 30, 2018	16.09	14.37	0.09
Quarter ended March 31, 2018	16.74	14.28	0.09
Quarter ended December 31, 2017	16.22	15.32	0.09

Fiscal 2016	High	Low	Dividends
Quarter ended September 30, 2017	$16.01	$14.50	$0.09
Quarter ended June 30, 2017	15.70	14.48	0.09
Quarter ended March 31, 2017	16.72	14.09	0.09
Quarter ended December 31, 2016	16.68	13.35	0.09

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. We began to pay quarterly cash dividends in the third quarter of fiscal 2008. In November 2018, it was announced that the Company’s dividend would be increased from $0.09 per share to $0.10 per shared effective in the first quarter of Fiscal 2019. In determining whether and in what amount to pay a cash dividend in the future, the Board will take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will not be reduced or eliminated in the future.

The sources of funds for the payment of a cash dividend are interest and principal payments with respect to ESSA Bancorp loan to the Employee Stock Ownership Plan, and dividends from the Bank. For a discussion of the limitations applicable to the Bank’s ability to pay dividends, see “Item 1. Business—Supervision and Regulation.”

Through the year ended September 30, 2017, the Company repurchased a total of 6,911,400 shares of its common stock pursuant to six repurchase programs. The Company did not repurchase any shares of its common stock during the year ended September 30, 2018. On August 1, 2018 the Company announced that its Board of Directors had approved a seventh stock repurchase program for up to 400,000 shares of its common stock. The Company may repurchase the shares from time to time through open market purchases, privately negotiated stock transactions or in any other manner that is compliant with applicable securities law.

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

	At September 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,833,790	$1,785,218	$1,772,479	$1,606,544	$1,574,815
Cash and cash equivalents	43,539	41,683	43,658	18,758	22,301
Investment securities:
Available for sale	371,438	390,452	390,410	379,407	383,078
Loans, net	1,305,071	1,236,681	1,219,213	1,102,118	1,058,267
Regulatory stock	12,973	13,832	15,463	13,831	14,284
Premises and equipment	14,601	16,234	16,844	16,553	16,957
Bank owned life insurance	38,630	37,626	36,593	30,655	29,720
Deposits	1,336,855	1,274,861	1,214,820	1,096,754	1,133,889
Borrowed funds	298,496	311,614	360,061	320,440	259,320
Equity	179,186	182,727	176,344	171,280	167,309

	For the Years Ended September 30,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Selected Results of Operations Data:
Interest income	$64,503	$58,318	$58,366	$54,179	$50,776
Interest expense	16,268	12,799	11,431	10,390	10,627
Net interest income	48,235	45,519	46,935	43,789	40,149
Provision for loan losses	4,000	3,350	2,550	2,075	2,350
Net interest income after provision for loan losses	44,235	42,169	44,385	41,714	37,799
Non-interest income	7,813	8,199	8,783	7,896	7,407
Non-interest expense	39,853	41,438	42,858	36,865	33,811
Income before income tax expense	12,195	8,930	10,310	12,745	11,395
Income tax expense	5,664	1,591	2,583	2,954	2,891
Net income	$6,531	$7,339	$7,727	$9,791	$8,504
Earnings per share
Basic	$0.60	$0.69	$0.74	$0.94	$0.79
Diluted	$0.60	$0.69	$0.73	$0.93	$0.79

	At or For the Years Ended September 30,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.36%	0.42%	0.45%	0.62%	0.59%
Return on average equity	3.61%	4.11%	4.40%	5.68%	5.01%
Interest rate spread (1)	2.71%	2.69%	2.81%	2.89%	2.89%
Net interest margin (2)	2.85%	2.77%	2.89%	2.96%	2.97%
Efficiency ratio (3)	71.11%	77.14%	76.92%	71.33%	71.10%
Noninterest expense to average total assets	2.20%	2.35%	2.47%	2.33%	2.32%
Average interest-earning assets to average interest- bearing liabilities	116.30%	115.99%	116.18%	113.81%	112.36%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.64%	0.88%	1.24%	1.41%	1.58%
Non-performing loans as a percent of total loans	0.80%	1.14%	1.57%	1.81%	2.08%
Allowance for loan losses as a percent of non-performing loans	111.20%	65.66%	46.89%	44.36%	38.98%
Allowance for loan losses as a percent of total loans	0.89%	0.75%	0.74%	0.80%	0.81%
Capital Ratios:
Total risk-based capital (to risk weighted assets) (4)	13.59%	13.96%	13.71%	16.35%	16.98%
Common equity Tier 1 capital (to risk weighted assets) (4)	12.70%	13.18%	12.93%	15.47%	N/A
Tier 1 risk-based capital (to risk weighted assets) (4)	12.70%	13.18%	12.93%	15.47%	16.08%
Tangible capital (to tangible assets)	9.28%	9.19%	8.76%	10.03%	10.04%
Tier 1 leverage (core) capital (to adjusted tangible assets) (4)	9.28%	9.19%	8.76%	10.03%	10.04%
Average equity to average total assets	9.96%	10.13%	10.13%	10.90%	11.67%
Other Data:
Number of full service offices	22	25	26	25	27

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

•

Expanding our banking franchise through branching and acquisitions. We will attempt to use our stock holding company structure to expand our market footprint through de novo branching as well as through additional acquisitions of banks, savings institutions and other financial service providers in our primary market area. We will also consider establishing de novo branches or acquiring additional financial institutions in contiguous counties. We will continue to review and assess locations for new branches both within Monroe County and the counties around Monroe. There can be no assurance that we will be able to consummate any new acquisitions or establish any additional new branches. We may continue to explore acquisition opportunities involving other banks and thrifts, and possibly financial service companies, when and as they arise, as a means of supplementing internal growth, filling gaps in our current geographic market area and expanding our customer base, product lines and internal capabilities, although we have no current plans, arrangements or understandings to make any acquisitions.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2018 or 2017.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2018 or 2017.

Derivative Instruments and Hedging Activities. The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Comparison of Financial Condition at September 30, 2018 and September 30, 2017

Total Assets. Total assets increased $48.6 million, or 2.72%, to $1.8 billion at September 30, 2018, compared to September 30, 2017.

Cash and Due from Banks. Cash and due from banks increased $3.2 million, or 8.9%, to $39.2 million at September 30, 2018 from $36.0 million at September 30, 2017. The primary reason for the increase were increases in the Federal Reserve Bank’s required reserves of $8.1 million.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $1.3 million, or 23.5%, to $4.3 million at September 30, 2018 from $5.7 million at September 30, 2017. The primary reason for the decrease was a decrease in the Company’s interest bearing demand deposit account at the FHLB-Pittsburgh of $776,000.

Investment Securities Available for Sale. Investment securities available for sale decreased $19.0 million, or 4.9%, to $371.4 million at September 30, 2018 from $390.5 million at September 30, 2017. The decrease was due primarily to decreases in obligations of states and political subdivisions of $24.4 million, US government agency securities of $13.1 million and other debt securities of $4.5 million, which were offset in part by increases in mortgage backed securities of $24.3 million.

Net Loans. Net loans increased $68.4 million, or 5.5%, to $1.3 billion at September 30, 2018 from September 30, 2017. The primary reasons for the increase was an increase in commercial real estate loans and obligations of states and political subdivisions offset in part by decreases in one-to-four family loans, home equity loans and lines of credit and auto loans. Commercial real estate loans increased by $98.3 million to $416.6 million at September 30, 2018 from $318.3 million at September 30, 2017. Obligations of states and political subdivisions increased by $15.3 million to $73.4 million at September 30, 2018 from $58.1 million at September 30, 2017. One-to-four family loans decreased by $6.1 million to $580.6 million at September 30, 2018 from $586.7 million at September 30, 2017. Home equity loans decreased by $2.2 million to $44.0 million at September 30, 2018 from $46.2 million at September 30, 2017. Auto loans decreased $40.4 million to $146.2 million at September 30, 2018 from $186.6 million at September 30, 2017. The Company discontinued indirect auto lending in July 2018.

Deposits. Deposits increased by $62.0 million, or 4.9%, to $1.3 billion at September 30, 2018, primarily as a result of increases in interest bearing demand accounts, money market accounts and certificates of deposit. Overall, the changes in deposits at September 30, 2018 compared to September 30, 2017 included a decrease in non-interest bearing demand accounts of $1.8 million, or 1.1%, an increase in interest bearing demand accounts of $13.0 million, or 6.2%, an increase in money market accounts of $42.1 million, or 16.6%, a decrease in savings and club accounts of $5.7 million, or 4.0%, and an increase in certificates of deposit of $14.4 million, or 2.8%. Included in the certificates of deposit was an increase of $31.0 million, or 22.5%, in brokered certificates of deposit. At September 30, 2018, the Company had $168.7 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, decreased $13.1 million, or 4.2%, to $298.5 million at September 30, 2018 from $311.6 million at September 30, 2017. All borrowed funds are from the FHLB, whose rates were more competitively priced than other wholesale funding sources.

Stockholders’ Equity. Stockholders’ equity decreased by $3.5 million, or 1.9%, to $179.2 million at September 30, 2018 from $182.7 million at September 30, 2017. The decrease was primarily due to a decrease other comprehensive income of $8.8 million and cash dividends paid of $3.9 million partially offset by net income of $6.5 million.

Comparison of Operating Results for the Years Ended September 30, 2018 and September 30, 2017

Net Income. Net income decreased by $808,000, or 11.0%, to $6.5 million for the fiscal year ended September 30, 2018 from $7.3 million for the fiscal year ended September 30, 2017. The decrease was primarily due to an increase in income taxes and a decrease in non interest income partially offset by an increase in net interest income and a decrease in non interest expense. The Company recorded a one time charge to income tax expense of $3.7 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the Federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.

Net Interest Income. Net interest income increased by $2.7 million, or 6.0%, to $48.2 million for fiscal year 2018 from $45.5 million for fiscal year 2017, primarily due to the increases in interest income from loans.

Interest Income. Interest income increased $6.2 million, or 10.6%, to $64.5 million for fiscal year 2018 from $58.3 million for fiscal year 2017. The increase resulted from an increase of 24 basis points in the overall yield on interest earning assets to 3.83% from 3.59%, which had the effect of increasing interest income by $3.7 million. This increase was supplemented by a $51.5 million increase in average interest earning assets, which had the effect of increasing interest income by $2.5 million. The increase in average interest earning assets during 2018 compared to 2017 included increases in average loans of $65.4 million, average mortgage backed securities of $10.9 million and average regulatory stock of $206,000. These increases were partially offset by a decrease in average investment securities of $22.5 million and average other assets of $2.6 million. The average yield on loans increased to 4.13% for the fiscal year 2018, from 3.92% for the fiscal year 2017. The average yields on investment securities increased to 3.33% from 3.20% and the average yields on mortgage backed securities increased to 2.34% for 2018 from 2.14% for the 2017 period.

Interest Expense. Interest expense increased $3.5 million, or 27.1%, to $16.3 million for fiscal year 2018 from $12.8 million for fiscal year 2017, while average interest bearing liabilities increased by $40.5 million year over year. The increase in interest expense resulted from a 22 basis point increase in the overall cost of interest bearing liabilities to 1.12% for fiscal 2018 from 0.90% for fiscal 2017 which had the effect of increasing interest expense by $3.3 million along with an increase in average interest bearing liabilities which had the effect of increasing interest expense by $180,000. Average savings and club accounts decreased by $2.9 million, average interest bearing demand deposit accounts increased $25.7 million, average money market accounts increased $11.8 million and average certificates of deposit increased $2.9 million. For fiscal 2018, average borrowed funds increased $2.9 million compared to fiscal 2017. The cost of money market accounts increased to 0.65% for fiscal year 2018 from 0.51% for fiscal year 2017. The cost of interest bearing demand deposit accounts increased to 0.25% for fiscal year 2018 from 0.15% for fiscal year 2017. The cost of savings and club accounts remained unchanged at 0.05% for fiscal 2018. The cost of certificates of deposit increased to 1.55% from 1.33% and the cost of borrowed funds increased to 1.69% from 1.24% for fiscal years 2018 and 2017, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $4.0 million for fiscal year 2018 compared to a $3.4 million provision for the 2017 fiscal year. The allowance for loan losses was $11.7 million, or 0.89% of loans outstanding, at September 30, 2018, compared to $9.4 million, or 0.75% of loans outstanding, at September 30, 2017.

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

Non-Interest Income. Non-interest income decreased $386,000, or 4.7%, to $7.8 million for the year ended September 30, 2018, from $8.2 million for the comparable 2017 period. The decrease was primarily due to decreases in service fees on deposit accounts of $67,000, service charges and fees on loans of $18,000, gain on sale of investments, net of $133,000, earnings on bank owned life insurance of $29,000 and other expenses of $424,000.  These decreases were offset, in part, by increases in trust and investment fees of $268,000 and insurance commissions of $17,000. Other income for the year ended September 30, 2017 included a one time recovery of approximately $400,000 from the redemption by the seller of purchased loans that had been previously written down by the company. The Company sold $37.9 million in securities in Fiscal 2018 as compared to $17.4 million in Fiscal 2017.

Non-Interest Expense. Non-interest expense decreased $1.6 million, or 3.8%, to $39.9 million for fiscal year 2018 from $41.4 million for the comparable period in 2017. As a result of the Company’s efforts to reduce costs and increase efficiencies, all categories of noninterest expenses declined for the year ended September 30, 2018 compared to the comparable 2017 period except for increases in gain on foreclosed real estate of $346,000 and other expenses of $214,000.

Income Taxes. Income tax expense of $5.7 million was recognized for fiscal year 2018 compared to an income tax expense of $1.6 million recognized for fiscal year 2017. The increase in income tax expense was primarily due to a one time charge to income tax expense of $3.7 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the Federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017. The effective tax rate for the year ended September 30, 2018 was 46.4% compared to 17.8% for the 2017 period.

Average Balance Sheets for the Years Ended September 30, 2018 and 2017

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$1,293,002	$53,399	4.13%	$1,227,590	$48,162	3.92%
Investment securities
Taxable (3)	75,401	2,658	3.53%	87,055	2,616	3.00%
Exempt from federal income tax (3) (4)	40,229	903	2.97%	51,029	1,194	3.55%
Total investment securities	115,630	3,561	3.33%	138,084	3,810	3.20%
Mortgage-backed securities	263,934	6,168	2.34%	253,000	5,426	2.14%
Regulatory stock	15,347	1,004	6.54%	15,141	729	4.81%
Other	5,532	371	6.71%	8,100	191	2.36%
Total interest-earning assets	1,693,445	64,503	3.83%	1,641,915	58,318	3.59%
Allowance for loan losses	(10,422)			(9,322)
Noninterest-earning assets	131,655			130,816
Total assets	$1,814,678			$1,763,409
Interest-bearing liabilities:
Interest bearing demand accounts	184,041	469	0.25%	158,294	243	0.15%
Money market accounts	263,281	1,713	0.65%	251,432	1,282	0.51%
Savings and club accounts	135,893	71	0.05%	138,818	74	0.05%
Certificates of deposit	520,465	8,055	1.55%	517,569	6,872	1.33%
Borrowed funds	352,423	5,960	1.69%	349,513	4,328	1.24%
Total interest-bearing liabilities	1,456,103	16,268	1.12%	1,415,626	12,799	0.90%
Non-interest bearing demand accounts	154,662			147,554
Noninterest-bearing liabilities	23,154			21,600
Total liabilities	1,633,919			1,584,780
Equity	180,759			178,629
Total liabilities and equity	$1,814,678			$1,763,409
Net interest income		$48,235			$45,519
Interest rate spread			2.71%			2.69%
Net interest-earning assets	$237,342			$226,289
Net interest margin (5)			2.85%			2.77%
Average interest-earning assets to average interest-bearing liabilities		116.30%			115.99%

(1)	Non-accruing loans are included in the outstanding loan balances.

(2)	Interest income on loans includes net amortized costs on loans totaling $2.5 million in 2018 and $2.6 million in 2017.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2018 vs. 2017			For the Years Ended September 30, 2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$2,611	$2,626	$5,237	$453	$(1,375)	$(922)
Investment securities	(297)	47	(250)	179	375	554
Mortgage-backed securities	235	508	743	(101)	307	206
Regulatory stock	10	265	275	(15)	(9)	(24)
Other	(37)	217	180	84	54	138
Total interest-earning assets	2,522	3,663	6,185	600	(648)	(48)
Interest-bearing liabilities:
NOW accounts	44	182	226	67	56	123
Money market accounts	63	368	431	192	468	660
Savings and club accounts	(3)	-	(3)	5	-	5
Certificates of deposit	39	1,144	1,183	(333)	421	88
Borrowed funds	37	1,595	1,632	(78)	570	492
Total interest-bearing liabilities	180	3,289	3,469	(147)	1,515	1,368
Net change in interest income	$2,342	$374	$2,716	$747	$(2,163)	$(1,416)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, having longer maturities than our liabilities, consisting primarily of deposits and borrowings. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has approved guidelines for managing the interest rate risk inherent in our assets and liabilities, given our business strategy, operating environment, capital, liquidity and performance objectives. Senior management monitors the level of interest rate risk on a regular basis and the asset/liability committee meets quarterly to review our asset/liability policies and interest rate risk position. We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2018, the level of net interest income at risk in a 200 basis points increase or a 200 basis point decrease was within the Company’s policy limit of a decline less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2018.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount $	Change $	Change (%)
	(Dollars in thousands)
-200	46,802	248	0.5
-100	47,730	1,176	2.5
Static	46,554	-	-
+100	44,055	(2,501)	(5.4)
+200	41,724	(4,830)	(10.4)
+300	39,096	(7,458)	(16.0)
+400	36,415	(10,139)	(21.8)

The above table indicates that as of September 30, 2018, in the event of a 400 basis point instantaneous increase in interest rates, the Company would experience an 21.8%, or $10.1 million, decrease in net interest income. In the event of a 200 basis point decrease in interest rates, the Company would experience a 0.5%, or $248,000, increase in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2018.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-200	288,377	815	0.3
-100	297,953	10,391	3.6
Flat	287,562	-	-
+100	268,487	(19,075)	(6.6)
+200	246,523	(41,039)	(14.3)
+300	226,289	(61,273)	(21.3)
+400	206,387	(81,175)	(28.2)

The preceding table indicates that as of September 30, 2018, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 28.2%, or $81.2 million, decrease in the present value of equity. If rates were to decrease 200 basis points, the Company would experience a 0.3%, or $815,000, increase in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2018, $43.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $512,000 at September 30, 2018. As of September 30, 2018, we had $298.5 million in borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $648.9 million.

At September 30, 2018, we had $214.0 million in loan commitments outstanding, which included $61.1 million in undisbursed construction loans, $35.6 million in unused home equity lines of credit and $107.6 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2018 totaled $379.9 million, or 72.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $23.4 million and $19.5 million for the years ended September 30, 2018 and 2017, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $(69.7) million and $(30.2) million in fiscal years 2018 and 2017, respectively, principally reflecting our loan and investment security activities in the respective periods. Investment security cash flows had the most significant effect, as net cash utilized in purchases amounted to $86.9 million and $87.2 million in the years ended September 30, 2018 and 2017, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $91.3 million and $78.2 million in the years ended September 30, 2018 and 2017, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $48.2 million in fiscal year 2018, and $8.8 million in fiscal year 2017.

We also have obligations under our post retirement plan as described in Note 12 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in fiscal year 2017.

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

For fiscal year 2018, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.  The Company used derivative financial instruments as part of its interest rate hedging activities in 2018.

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

The Financial Statements are included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management report on internal control over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp, Inc.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. See the Consolidated Financial Statements of ESSA Bancorp and related notes included elsewhere in this Annual Report on Form 10-K.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 — Election of Directors,” “— Directors and Executive Officers,” “— Corporate Governance and Code of Ethics and Business Conduct” and “— Board Meetings and Committees” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on February 28, 2019 (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation is presented under the headings “Proposal I — Election of Directors — “— Summary Compensation Table,” “— Other Benefit Plans and Agreements,” and “— Director Compensation” in the Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2018 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—	$—	176,787
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	176,787

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(A)	Report on Management’s Assessment of Internal Control over Financial Reporting
(B)	Report of Independent Registered Public Accounting Firm
(C)	Consolidated Balance Sheet - at September 30, 2018 and 2017
(D)	Consolidated Statement of Income - Years ended September 30, 2018 and 2017
(E)	Consolidated Statement of Comprehensive Income (Loss) – Years ended September 30, 2018 and 2017
(F)	Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2018 and 2017
(G)	Consolidated Statement of Cash Flows - Years ended September 30, 2018 and 2017
(H)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(1)

3.2	Bylaws of ESSA Bancorp, Inc.(1)

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.(1)

10.1	Amended and Restated Employment Agreement for Gary S. Olson(2)

10.2	Amended and Restated Employment Agreement for Allan A. Muto(2)

10.3	Amended and Restated Employment Agreement for Chuck D. Hangen(3)

10.4	Amended and Restated Employment Agreement for Diane K. Reimer(2)

10.5	Amended and Restated Employment Agreement for Thomas J. Grayuski

10.6	Supplemental Executive Retirement Plan(4)

10.7	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(4)

10.8	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(4)

10.9	Endorsement Split Dollar Life Insurance Agreement for Diane K. Reimer(4)

10.10	Endorsement Split Dollar Life Insurance Agreement for Thomas J. Grayuski

10.11	ESSA Bancorp, Inc. 2016 Equity Incentive Plan(5)

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
2	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.
3	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2016.
4	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
5

Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on January 26, 2016.

Item 16.	Form 10-K Summary

None.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2018, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2018, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass P.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESSA Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ESSA Bancorp, Inc. and subsidiary (the “Company”)’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, of the Company and our report dated December 14, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESSA Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2018 and 2017; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 14, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Basis for Opinion (Continued)

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 14, 2018

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2018	2017
	(dollars in thousands)
ASSETS
Cash and due from banks	$39,197	$36,008
Interest-bearing deposits with other institutions	4,342	5,675
Total cash and cash equivalents	43,539	41,683
Certificates of deposit	500	500
Investment securities available for sale, at fair value	371,438	390,452
Loans receivable (net of allowance for loan losses of $11,688 and $9,365)	1,305,071	1,236,681
Regulatory stock, at cost	12,973	13,832
Premises and equipment, net	14,601	16,234
Bank-owned life insurance	38,630	37,626
Foreclosed real estate	1,141	1,424
Intangible assets, net	1,375	1,844
Goodwill	13,801	13,801
Deferred income taxes	8,441	10,422
Other assets	22,280	20,719
TOTAL ASSETS	$1,833,790	$1,785,218
LIABILITIES
Deposits	$1,336,855	$1,274,861
Short-term borrowings	179,773	137,446
Other borrowings	118,723	174,168
Advances by borrowers for taxes and insurance	6,826	5,163
Other liabilities	12,427	10,853
TOTAL LIABILITIES	1,654,604	1,602,491
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,782,718 and 11,596,263 outstanding at September 30, 2018 and 2017, respectively)	181	181
Additional paid-in capital	180,765	180,764
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(8,255)	(8,720)
Retained earnings	94,112	91,147
Treasury stock, at cost; 6,350,377 and 6,536,832 shares at September 30, 2018 and 2017, respectively	(77,707)	(79,891)
Accumulated other comprehensive loss	(9,910)	(754)
TOTAL STOCKHOLDERS’ EQUITY	179,186	182,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,833,790	$1,785,218

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2018	2017
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$53,399	$48,162
Investment securities:
Taxable	8,826	8,042
Exempt from federal income tax	903	1,194
Other investment income	1,375	920
Total interest income	64,503	58,318
INTEREST EXPENSE
Deposits	10,308	8,471
Short-term borrowings	3,516	1,449
Other borrowings	2,444	2,879
Total interest expense	16,268	12,799
NET INTEREST INCOME	48,235	45,519
Provision for loan losses	4,000	3,350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,235	42,169
NONINTEREST INCOME
Service fees on deposit accounts	3,373	3,440
Services charges and fees on loans	1,319	1,337
Trust and investment fees	1,020	752
Gain on sale of investments, net	162	295
Earnings on bank-owned life insurance	1,004	1,033
Insurance commissions	764	747
Other	171	595
Total noninterest income	7,813	8,199
NONINTEREST EXPENSE
Compensation and employee benefits	23,307	24,420
Occupancy and equipment	4,461	4,472
Professional fees	2,368	2,886
Data processing	3,561	3,657
Advertising	903	1,137
Federal Deposit Insurance Corporation (“FDIC”) premiums	871	870
Gain on foreclosed real estate	(24)	(370)
Amortization of intangible assets	469	643
Other	3,937	3,723
Total noninterest expense	39,853	41,438
Income before income taxes	12,195	8,930
Income taxes	5,664	1,591
NET INCOME	$6,531	$7,339
Earnings per share:
Basic	$0.60	$0.69
Diluted	$0.60	$0.69
Dividends per share	$0.36	$0.36

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Years Ended September 30,
	2018	2017
	(dollars in thousands)
Net income	$6,531	$7,339
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding loss	(12,826)	(7,098)
Tax effect	2,943	2,414
Reclassification of gains recognized in net income	(162)	(295)
Tax effect	39	100
Net of tax amount	(10,006)	(4,879)
Pension plan adjustment:
Change in unrealized gains	348	8,039
Tax effect	(73)	(2,733)
Reclassification adjustment related to actuarial gains	-	226
Tax effect	-	(77)
Net of tax amount	275	5,455
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivative included in net income	1,696	921
Tax effect	(427)	(416)
Reclassification adjustment for gains on derivatives included in net income	(459)	(5)
Tax effect	111	2
Net of tax amount	921	502
Total other comprehensive (loss) income	(8,810)	1,078
Comprehensive (loss) income	$(2,279)	$8,417

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity
		(dollars in thousands except per share data)
Balance, September 30, 2016	11,393,558	$181	$181,900	$(9,174)	$87,638	$(82,369)	$(1,832)	$176,344
Net income					7,339			7,339
Other comprehensive income							1,078	1,078
Cash dividends declared ($.36 per share)					(3,830)			(3,830)
Stock-based compensation			331					331
Allocation of ESOP stock			232	454				686
Allocation of treasury shares to incentive plan	23,971		(293)			293		-
Stock options exercised	178,734		(1,406)			2,185		779
Balance, September 30, 2017	11,596,263	181	180,764	(8,720)	91,147	(79,891)	(754)	182,727
Net income					6,531			6,531
Other comprehensive loss							(8,810)	(8,810)
Reclassification of certain income tax effects from accumulated other comprehensive income					346		(346)	-
Cash dividends declared ($.36 per share)					(3,912)			(3,912)
Stock-based compensation			350					350
Allocation of ESOP stock			260	465				725
Allocation of treasury shares to incentive plan	14,778		(185)			185		-
Stock options exercised	171,677		(424)			1,999		1,575
Balance, September 30, 2018	11,782,718	$181	$180,765	$(8,255)	$94,112	$(77,707)	$(9,910)	$179,186

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2018	2017
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$6,531	$7,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,000	3,350
Provision for depreciation and amortization	1,177	1,305
Amortization and accretion of discounts and premiums, net	4,259	4,458
Net gain on sale of investment securities	(162)	(295)
Compensation expense from ESOP	725	686
Stock-based compensation	350	331
Increase in accrued interest receivable	(491)	(380)
Increase(decrease) in accrued interest payable	326	(3)
Earnings on bank-owned life insurance	(1,004)	(1,033)
Deferred federal income taxes	4,572	754
(Decrease) increase in accrued pension liability	(496)	217
Gain on foreclosed real estate	(24)	(370)
Amortization of intangible assets	469	643
Loss on disposal of fixed assets	562	-
Other, net	2,592	2,480
Net cash provided by operating activities	23,386	19,482
INVESTING ACTIVITIES
Certificate of deposit maturities	-	750
Investment securities available for sale:
Proceeds from sale of investment securities	37,889	17,378
Proceeds from principal repayments and maturities	53,399	60,776
Purchases	(86,929)	(87,176)
Increase in loans receivable, net	(76,079)	(25,765)
Redemption of regulatory stock	24,639	22,334
Purchase of regulatory stock	(23,780)	(20,703)
Investment in limited partnership	(476)	(1,132)
Proceeds from sale of foreclosed real estate	1,566	4,012
Capital improvements to foreclosed real estate	-	(36)
Purchase of premises, equipment, and software	39	(645)
Net cash used for investing activities	(69,732)	(30,207)
FINANCING ACTIVITIES
Increase in deposits, net	61,994	60,041
Net increase in short-term borrowings	42,327	7,986
Proceeds from other borrowings	43,630	63,057
Repayment of other borrowings	(99,075)	(119,490)
Increase in advances by borrowers for taxes and insurance	1,663	207
Exercising of stock options	1,575	779
Dividends on common stock	(3,912)	(3,830)
Net cash provided by financing activities	48,202	8,750
Increase (decrease) in cash and cash equivalents	1,856	(1,975)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,683	43,658
CASH AND CASH EQUIVALENTS AT END OF YEAR	$43,539	$41,683

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES
	Years Ended September 30,
	2018	2017
	(dollars in thousands)
Cash paid:
Interest	$15,942	$12,802
Income taxes	(2)	(389)
Noncash items:
Transfers from loans to foreclosed real estate	1,259	2,371
Pension plan curtailment	-	4,579
Unrealized holding loss on investment securities available for sale	(12,988)	(7,393)

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Community Bankers Bank stock. Regulatory stock is carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2018.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2018 and 2017, were not impaired. Total servicing assets included in other assets as of September 30, 2018 and 2017, were $206,000 and $232,000, respectively.

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

Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance, the Company has elected to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Goodwill and Intangible Assets

Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2018 or 2017.

The other intangible assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2018 and 2017.

The following tables provide information for the carrying amount of goodwill and intangible assets (in thousands).

Goodwill	2018	2017
Balance at beginning of year	$13,801	$13,801
Goodwill acquired	-	-
Balance at end of year	$13,801	$13,801

Intangible assets	2018	2017
Balance at beginning of year	$1,844	$2,487
Intangible assets acquired	-	-
Amortization	(469)	(643)
Balance at end of year	$1,375	$1,844

Amortizable intangible assets were composed of the following:

		September 30,
		2018	2017
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangible	$4,787	$3,412	$2,943

	2018	2017
Aggregate amortization expense:
As of the years ended September 30	$469	$643

Estimated future amortization expense (dollars in thousands):

2019	$309
2020	275
2021	272
2022	239
2023	190
2024	90
$1,375

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

Adoption of New Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.   The Company adopted this standard on June 30, 2018 which resulted in no impact to the Company’s financial position or results of operations..

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  On January 1, 2018, the Company adopted this standard which resulted in a reclassification of $346,000 between accumulated other comprehensive loss and retained earnings on the consolidated balance sheet.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date of ASU 2014-09 for all entitles by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Since the guidance scopes out revenue associated with financial instruments, including loan receivables and investment securities, we do not expect the adoption of the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company’s revenue is not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions.  The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this Update improve the following areas of nonemployee share-based payment accounting: (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only).  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases.  In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis.  For all other entities, this Update is effective for fiscal years ending after December 15, 2021.  This Update is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2018 and 2017.

	2018	2017
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,420,854)	(6,606,116)
Average unearned ESOP shares	(837,342)	(882,617)
Average unearned nonvested shares	(41,055)	(42,629)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	10,833,844	10,601,733
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	-	-
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	61,724
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,833,844	10,663,457

At September 30, 2018, there were 37,968 shares of nonvested stock outstanding at prices ranging from $13.52 per share to $16.56 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2017 there were 43,953 shares of nonvested stock outstanding at an average weighted price of $14.50 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$147,433	$17	$(5,827)	$141,623
Freddie Mac	99,587	2	(4,415)	95,174
Governmental National Mortgage Association securities	22,164	-	(838)	21,326
Total mortgage-backed securities	269,184	19	(11,080)	258,123
Obligations of states and political subdivisions	42,090	251	(1,392)	40,949
U.S. government agency securities	5,678	2	(122)	5,558
Corporate obligations	48,559	116	(1,260)	47,415
Other debt securities	20,295	-	(922)	19,373
Total debt securities	385,806	388	(14,776)	371,418
Equity securities - financial services	25	-	(5)	20
Total	$385,831	$388	$(14,781)	$371,438

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$119,333	$207	$(1,203)	$118,337
Freddie Mac	98,668	177	(808)	98,037
Governmental National Mortgage Association securities	17,609	43	(203)	17,449
Total mortgage-backed securities	235,610	427	(2,214)	233,823
Obligations of states and political subdivisions	64,382	1,522	(546)	65,358
U.S. government agency securities	18,615	61	(5)	18,671
Corporate obligations	49,025	335	(618)	48,742
Other debt securities	24,200	47	(414)	23,833
Total debt securities	391,832	2,392	(3,797)	390,427
Equity securities - financial services	25	-	-	25
Total	$391,857	$2,392	$(3,797)	$390,452

The amortized cost and fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$512	$512
Due after one year through five years	36,589	36,031
Due after five years through ten years	99,373	95,654
Due after ten years	249,332	239,221
Total	$385,806	$371,418

For the years ended September 30, 2018 and 2017, the Company realized gross gains of $511,000 and $299,000  and gross losses of $349,000 and $4,000 respectively, and proceeds from the sale of investment securities of $37,889,000 and $17,378,000, respectively.

Investment securities with carrying values of $256,317,000 and $235,926,000 at September 30, 2018 and 2017, respectively, were pledged to secure public deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	2018
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	100	$63,997	$(1,442)	$74,783	$(4,385)	$138,780	$(5,827)
Freddie Mac	74	28,902	(830)	65,812	(3,585)	94,714	(4,415)
Governmental National Mortgage Association securities	19	9,776	(142)	11,550	(696)	21,326	(838)
Obligations of states and political subdivisions	25	7,651	(105)	21,004	(1,287)	28,655	(1,392)
U.S. government agency securities	3	5,177	(122)	-	-	5,177	(122)
Corporate obligations	34	20,172	(363)	13,206	(897)	33,378	(1,260)
Other debt securities	20	2,399	(38)	16,974	(884)	19,373	(922)
Equity securities- financial services	1	20	(5)	-	-	20	(5)

Total	276	$138,094	$(3,047)	$203,329	$(11,734)	$341,423	$(14,781)

	2017
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	55	$61,852	$(558)	$20,679	$(645)	$82,531	$(1,203)
Freddie Mac	39	38,913	(354)	16,427	(454)	55,340	(808)
Governmental National Mortgage Association securities	11	6,669	(41)	6,903	(162)	13,572	(203)
Obligations of states and political subdivisions	25	10,944	(59)	17,425	(487)	28,369	(546)
U.S. government agency securities	3	8,995	(5)	-	-	8,995	(5)
Corporate obligations	22	15,119	(104)	8,032	(514)	23,151	(618)
Other debt securities	19	7,141	(104)	13,806	(310)	20,947	(414)

Total	174	$149,633	$(1,225)	$83,272	$(2,572)	$232,905	$(3,797)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government, other mortgage-backed securities, corporate obligations, obligations of states and political subdivisions, equity securities and other debt securities.

The Company reviews its position quarterly and has asserted that at September 30, 2018 and 2017, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2018 and 2017, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

4.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2018	2017
Real estate loans:
Residential	$580,561	$586,708
Construction	3,920	3,097
Commercial	416,573	318,323
Commercial	49,479	44,129
Obligations of states and political subdivisions	73,362	58,079
Home equity loans and lines of credit	43,962	46,219
Auto loans	146,220	186,646
Other	2,682	2,845
	1,316,759	1,246,046
Less allowance for loan losses	11,688	9,365
Net loans	$1,305,071	$1,236,681

Included in the September 30, 2018 balances are loans acquired from Eagle National Bank in 2015, First National Community Bank and Franklin Security Bank in 2014 and First Star Bank in 2012.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the periods ended September 30, 2018 and 2017 (in thousands):

	September 30, 2018	September 30, 2017
Balance at beginning of period	$471	$478
Reclassification and other	681	215
Accretion	(1,045)	(222)
Balance at end of period	$107	$471

Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality were $681,000 and $215,000 of reclassifications from nonaccretable discounts to accretable discounts in 2018 and 2017 respectively.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2018	September 30, 2017
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$2,497	$5,490
Carrying amount	1,802	4,388

There has been $68,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2018. There has been $155,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2017. In addition, no allowance for loan losses has been reversed.

Loans serviced by the Company for others amounted to $72,043,000 and $61,167,000 at September 30, 2018 and 2017, respectively.

The Company’s primary business activity is with customers located in counties where its branch offices are located and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2018 and 2017, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2018 and 2017, the Company had nonaccrual loans of $10,511,000 and $14,263,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $171,000, and $449,000 for the years ended September 30, 2018 and 2017, respectively.

The following tables show the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2018
Real estate loans:
Residential	$580,561	$5,317	$-	$575,244
Construction	3,920	-	-	3,920
Commercial	416,573	5,892	1,801	408,880
Commercial	49,479	85	1	49,393
Obligations of states and political subdivisions	73,362	-	-	73,362
Home equity loans and lines of credit	43,962	114	-	43,848
Auto Loans	146,220	445	-	145,775
Other	2,682	17	-	2,665
Total	$1,316,759	$11,870	$1,802	$1,303,087

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2017
Real estate loans:
Residential	$586,708	$6,202	$-	$580,506
Construction	3,097	-	-	3,097
Commercial	318,323	7,211	3,775	307,337
Commercial	44,129	1,385	283	42,461
Obligations of states and political subdivisions	58,079	-	-	58,079
Home equity loans and lines of credit	46,219	176	330	45,713
Auto Loans	186,646	572	-	186,074
Other	2,845	30	-	2,815
Total	$1,246,046	$15,576	$4,388	$1,226,082

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2018
With no specific allowance recorded:
Real estate loans:
Residential	$4,449	$6,176	$-	$4,192	$27
Construction	-	-	-	-	-
Commercial	5,892	6,790	-	6,432	279
Commercial	85	349	-	750	58
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	114	138	-	161	1
Auto loans	87	223	-	150	1
Other	17	25	-	27	-
Subtotal	10,644	13,701	-	11,712	366
With an allowance recorded:
Real estate loans:
Residential	868	938	149	1,258	-
Construction	-	-	-	-	-
Commercial	-	-	-	13	-
Commercial	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	13	-
Auto loans	358	375	164	201	-
Other	-	-	-	-	-
Subtotal	1,226	1,313	313	1,485	-
Total:
Real estate loans:
Residential	5,317	7,114	149	5,450	27
Construction	-	-	-	-	-
Commercial	5,892	6,790	-	6,445	279
Commercial	85	349	-	750	58
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	114	138	-	174	1
Auto loans	445	598	164	351	1
Other	17	25	-	27	-
Total	$11,870	$15,014	$313	$13,197	$366

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2017
With no specific allowance recorded:
Real estate loans:
Residential	$4,392	$5,730	$-	$5,373	$39
Construction	-	-	-	-	-
Commercial	7,191	9,396	-	8,816	297
Commercial	1,385	1,575	-	1,579	120
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	176	258	-	231	-
Auto loans	123	237	-	116	1
Other	30	36	-	8	-
Subtotal	13,297	17,232	-	16,123	457
With an allowance recorded:
Real estate loans:
Residential	1,810	2,264	154	1,814	-
Construction	-	-	-	-	-
Commercial	20	1,193	19	360	-
Commercial	-	-	-	30	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	3	-
Auto loans	449	468	172	263	7
Other	-	-	-	-	-
Subtotal	2,279	3,925	345	2,470	7
Total:
Real estate loans:
Residential	6,202	7,994	154	7,187	39
Construction	-	-	-	-	-
Commercial	7,211	10,589	19	9,176	297
Commercial	1,385	1,575	-	1,609	120
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	176	258	-	234	-
Auto loans	572	705	172	379	8
Other	30	36	-	8	-
Total	$15,576	$21,157	$345	$18,593	$464

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s Commercial Loan Officers perform an annual review of all commercial relationships $1,000,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company engages an external consultant to conduct loan reviews on at least a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or all criticized relationships equal to or greater than $500,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are evaluated for impairment are given separate consideration in the determination of the allowance.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2018 and 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018
Commercial real estate loans	$392,915	$8,960	$14,698	$-	$416,573
Commercial	48,137	8	1,334	-	49,479
Obligations of states and political subdivisions	73,362	-	-	-	73,362
Total	$514,414	$8,968	$16,032	$-	$539,414

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Commercial real estate loans	$300,554	$3,376	$14,393	$-	$318,323
Commercial	40,996	32	3,101	-	44,129
Obligations of states and political subdivisions	58,079	-	-	-	58,079
Total	$399,629	$3,408	$17,494	$-	$420,531

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the loan classes based on payment activity as of September 30, 2018 and 2017 (in thousands):

	Performing	Nonperforming	Purchased Credit Impaired	Total
September 30, 2018
Real estate loans:
Residential	$575,244	$5,317	$-	$580,561
Construction	3,920	-	-	3,920
Home equity loans and lines of credit	43,746	216	-	43,962
Auto Loans	145,633	587	-	146,220
Other	2,664	18	-	2,682
Total	$771,207	$6,138	$-	$777,345

	Performing	Nonperforming	Purchased Credit Impaired	Total
September 30, 2017
Real estate loans:
Residential	$580,116	$6,592	$-	$586,708
Construction	3,097	-	-	3,097
Home equity loans and lines of credit	45,576	313	330	46,219
Auto Loans	185,910	736	-	186,646
Other	2,807	38	-	2,845
Total	$817,506	$7,679	$330	$825,515

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2018 and 2017 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2018
Real estate loans:
Residential	$572,236	$2,088	$920	$-	$5,317	$8,325	$-	$-	$580,561
Construction	3,920	-	-	-	-	-	-	-	3,920
Commercial	412,636	185	-	-	1,951	2,136	255	1,546	416,573
Commercial	48,567	25	11	-	875	911	-	1	49,479
Obligations of states and political subdivisions	73,362	-	-	-	-	-	-	-	73,362
Home equity loans and lines of credit	43,716	30	-	-	216	246	-	-	43,962
Auto loans	144,140	1,473	20	-	587	2,080	-	-	146,220
Other	2,647	17	-	-	18	35	-	-	2,682
Total	$1,301,224	$3,818	$951	$-	$8,964	$13,733	$255	$1,547	$1,316,759

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2017
Real estate loans:
Residential	$577,034	$2,661	$421	$-	$6,592	$9,674	$-	$-	$586,708
Construction	3,097	-	-	-	-	-	-	-	3,097
Commercial	312,098	172	-	-	2,278	2,450	612	3,163	318,323
Commercial	43,298	18	-	-	530	548	-	283	44,129
Obligations of states and political subdivisions	58,079	-	-	-	-	-	-	-	58,079
Home equity loans and lines of credit	45,460	101	15	-	313	429	-	330	46,219
Auto loans	185,247	631	32	-	736	1,399	-	-	186,646
Other	2,789	14	4	-	38	56	-	-	2,845
Total	$1,227,102	$3,597	$472	$-	$10,487	$14,556	$612	$3,776	$1,246,046

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios, and (3) an unallocated allowance not to exceed 10% of total reserves which acts as a contingency against unforeseen future events which may negatively impact the Company’s loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2018, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2018  and 2017 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2016	$4,426	$13	$852	$882	$215	$455	$1,880	$25	$308	$9,056
Charge-offs	(504)	-	(1,352)	(31)	-	(18)	(2,009)	(9)	-	(3,923)
Recoveries	22	-	27	1	-	8	815	9	-	882
Provision	(66)	10	2,231	135	33	25	1,150	(4)	(164)	3,350
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Charge-offs	(335)	-	(54)	(151)	-	(68)	(1,833)	(21)	-	(2,462)
Recoveries	12	-	49	10	-	54	655	5	-	785
Provision	50	12	1,705	616	75	(160)	1,201	18	483	4,000
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Individually evaluated for impairment	$149	$-	$-	$-	$-	$-	$164	$-	$-	$313
Collectively evaluated for impairment	3,456	35	3,458	1,462	323	296	1,695	23	627	11,375
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Individually evaluated for impairment	$154	$-	$19	$-	$-	$-	$172	$-	$-	$345
Collectively evaluated for impairment	3,724	23	1,739	987	248	470	1,664	21	144	9,020
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. During the year ended September 30, 2018 the Company recorded provision expense for the residential real estate, construction loans, commercial real estate, commercial, obligations of states and political subdivisions, auto and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the home equity loans and lines of credit segment. During the year ended September 30, 2017 the Company recorded provision expense for the construction loan, commercial real estate, commercial, obligations of states and political subdivisions, home equity loans and lines of credit, and auto loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for the residential real estate and other loan segments. The provision for auto loans declined from $1.3 million to $1.2 million due to declining balances offsetting net (of recoveries) charge off activity.

The following is a summary of troubled debt restructurings granted during the periods indicated (dollars in thousands).

	For the Year Ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	3	$446	$446
Construction	-	-	-
Commercial	2	123	123
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	4	35	35
Other	-	-	-
Total	9	$604	$604

	For the Year Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	6	$1,154	$1,167
Construction	-	-	-
Commercial	2	1,208	1,163
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	2	37	37
Other	1	22	22
Total	11	$2,421	$2,389

Of the nine new troubled debt restructurings granted for the year ended September 30, 2018, six loans totaling $278,000 were granted term and rate concessions and three loans totaling $326,000  were granted term concessions.

Of the eleven new troubled debt restructurings granted for the year ended September 30, 2017, three loans totaling $1.2 million were granted term concessions, six loans totaling $832,000 were granted term and rate concessions and two loans totaling $368,000 was granted rate concessions.

For the year ended September 30, 2018 there was one loan for $76,000 classified as troubled debt restructurings that subsequently defaulted within one year of modification. For the year ended September 30, 2017 there were no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included on the Consolidated Balance Sheet. As of September 30, 2018, the Company has initiated formal foreclosure proceedings on $2.6 million of consumer residential mortgages which have not yet been transferred into foreclosed assets. As of September 30, 2018, included within the foreclosed assets is $819,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end.

5.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2018	2017
Land and land improvements	$6,044	$6,269
Buildings and leasehold improvements	16,207	17,047
Furniture, fixtures, and equipment	11,687	11,412
Construction in process	-	30
	33,938	34,758
Less accumulated depreciation	(19,337)	(18,524)
Total	$14,601	$16,234

Depreciation expense amounted to $694,000 and $1,077,000 for the years ended September 30, 2018 and 2017 respectively.

6.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (dollars in thousands):

	2018		2017
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Noninterest-bearing demand accounts	-%	$158,340	-%	$160,125
Interest bearing demand accounts	0.39	221,327	0.24	208,369
Money market accounts	0.89	296,078	0.51	253,949
Savings and club accounts	0.05	135,862	0.05	141,521
Certificates of deposit	1.76	525,248	1.39	510,897
Total	0.96%	$1,336,855	0.70%	$1,274,861

	2018		2017
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Certificates of deposit:
0.00 - 2.00%	1.58%	$395,583	1.30%	$460,132
2.01 - 4.00%	2.29	129,665	2.19	50,765
Total	1.76%	$525,248	1.39%	$510,897

At September 30, 2018 scheduled maturities of certificates of deposit are as follows (in thousands):

2019	$379,865
2020	93,820
2021	17,914
2022	26,583
2023	7,066
Total	$525,248

Brokered deposits totaled $168,694,000 and $137,736,000 at September 30, 2018 and 2017, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $66,279,000 and $71,073,000 at September 30, 2018 and 2017, respectively.

The scheduled maturities of certificates of deposit in denominations of $250,000 or more as of September 30, 2018, are as follows (in thousands):

Within three months	$13,294
Three through six months	7,131
Six through twelve months	32,276
Over twelve months	13,578
Total	$66,279

7.	SHORT-TERM BORROWINGS

As of September 30, 2018, and 2017, the Company had $179,773,000 and $137,446,000 of short-term borrowings, respectively, of which $64.8 million in 2018 and $10.0 in 2017 were advances on a $150,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2018, the Company had a borrowing limit of approximately $648.9 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2018	2017
Balance at year-end	$179,773	$137,466
Maximum amount outstanding at any month-end	260,797	185,201
Average balance outstanding during the year	210,050	147,765
Weighted-average interest rate:
As of year-end	2.31%	1.36%
Paid during the year	1.86%	0.98%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

8.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances (in thousands):

	Maturity Range		Weighted- Average	Stated Interest Rate Ranged
Description	From	To	Interest Rate	From	To	2018	2017
Convertible	—	—	—	—	—	$—	$5,000
Fixed rate	10/22/2018	10/27/2020	1.77	1.33	2.85	43,896	75,601
Mid-term	10/18/2018	6/01/2021	1.90	1.02	2.57	74,827	93,567

Total						$118,723	$174,168

Maturities of FHLB long-term advances are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- Average Rate
2019	$75,247	1.71%
2020	30,846	2.02
2021	12,630	2.30
Total	$118,723	1.85%

The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first-mortgage loans.

9.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2018	2017
Current:
Federal	$1,086	$837
State	6	—
Total current taxes	1,092	837
Deferred income tax benefit	890	754
Change in corporate tax rate	3,682	—
Total income tax provision	$5,664	$1,591

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,455	$3,184
Adjustment to record funded status of pension plan	127	324
Investment losses subject to Section 382 limitation	2,510	4,562
Purchase accounting adjustment	4	341
Net unrealized loss on securities	3,022	478
Deferred compensation	290	631
Other real estate owned	152	273
Nonaccrual interest	163	223
Employee stock ownership plan	491	750
Alternative minimum tax	604	577
Other	1,304	2,058
Total gross deferred tax assets	11,122	13,401
Deferred tax liabilities:
Pension plan	675	924
Mortgage servicing rights	44	80
Premises and equipment	45	12
Net unrealized gain on derivatives	515	413
Low income housing tax credits	684	978
Other	718	572
Total gross deferred tax liabilities	2,681	2,979
Net deferred tax assets	$8,441	$10,422

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. The Company’s federal and state income tax returns for taxable years through 2013 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (dollars in thousands):

	2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$2,961	24.3%	$3,036	34.0%
Income from bank-owned life insurance	(243)	(2.0)	(351)	(3.9)
Tax-exempt income	(421)	(3.5)	(843)	(9.5)
Low-income housing credits	(167)	(1.4)	(197)	(2.2)
Tax rate change	3,682	30.2	—	—
Other, net	(148)	(1.2)	(54)	(0.6)
Actual tax expense and effective rate	$5,664	46.4%	$1,591	17.8%

The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal income tax rate from 35% to 21% effective January 1, 2018. As a result, the carrying value of net deferred tax assets was reduced, which increased income tax expense by $3,682,000. The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

Retained earnings include $4.6 million at September 30, 2018, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits or liquidates. The Act also provides for the recapture of deductions arising from the Bank’s applicable excess reserve, which is defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

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

The off-balance sheet commitments consist of the following (in thousands):

	2018	2017
Commitments to extend credit	$112,037	$67,265
Standby letters of credit	5,329	2,810
Unfunded lines of credit	96,618	77,390

The commitments outstanding at September 30, 2018, contractually mature in less than one year.

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

The Company is required to maintain a reserve balance with certain third party providers.  At September 30, 2018 the reserve balance was $1.2 million.

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as the defendant in an action commenced on September 13, 2016 by one plaintiff. The plaintiff alleges that the Bank repossessed motor vehicles, sold the vehicles and sought to collect deficiency balances in a manner that did not comply with the notice requirements of the Pennsylvania Uniform Commercial Code (“UCC”). The plaintiff seeks to pursue the action as a class action on behalf of the named plaintiff and other similarly situation plaintiffs who had their automobiles repossessed and see to recover damages under the UCC. The Bank denies the plaintiff’s allegations. The parties attended a mediation in October 2017 where they reached an agreement to resolve the claims asserted against the Bank on a class wide basis. Under the terms of the settlement the Bank made a payment of $1,325,000 to the plaintiff’s during the second quarter of the September 30, 2018 fiscal year. The Bank’s insurance carrier reimbursed the Bank for the amount of the payment in excess of its $125,000 retention.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also see to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp, Inc., in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff has appealed the court’s ruling. The plaintiff submitted her brief in support of her appeal in May 2018 and the Bank submitted its opposition brief in July 2018. The appellate court had tentatively scheduled oral arguments for December 2018. To the extent that this litigation could result in exposure to the bank, the amount is not currently estimable.

11.	LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at September 30, 2018 (in thousands):

2019	$859
2020	782
2021	596
2022	453
2023	386
2024 and beyond	925
Total	$4,001

The total rental expenses for the above leases for both years ended September 30, 2018 and 2017, was $1.3 million. The Company also operates four offices that currently do not have long-term operating leases.

12.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

The Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at prime, adjustable each January 1st, 4.50% at September 30, 2018 and requires an annual payment of principal and interest through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $725,000 and $686,000, for the years ended September 30, 2018 and 2017.

The following table presents the components of the ESOP shares:

	2018	2017
Allocated shares	345,455	359,711
Shares committed to be released	33,962	33,962
Unreleased shares	826,403	871,686
Total ESOP shares	1,205,820	1,265,359
Fair value of unreleased shares (in thousands)	$13,437	$13,685

Equity Incentive Plan

The Company previously maintained the ESSA Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provided for a total of 2,377,326 shares of common stock for issuance upon the grant or exercise of awards. Of the shares available under the Plan, 1,698,090 were available to be issued in connection with the exercise of stock options and 679,236 were available to be issued as restricted stock. The Plan allowed for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted stock. Options under the plan were granted at no less than the fair value of the Company’s common stock on the date of the grant. As of March 3, 2016, the 2016 Equity Incentive Plan (detailed below), no further grants will be made under the plan and forfeitures of outstanding awards under the plan will be added to the shares available under the 2016 Equity Incentive Plan.

The Company replaced the 2007 Equity Incentive Plan with the ESSA Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for a total of 250,000 shares of common stock for issuance upon the grant or exercise of awards. The 2016 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options and non-qualified stock options.

Certain officers, employees and outside directors were granted in aggregate 1,140,469 NSOs; 317,910  ISOs; and 590,320 shares of restricted stock on May 23, 2008. Certain officers were granted in aggregate 30,000 shares of restricted stock on April 1, 2013, 19,880 shares of restricted stock on July 22, 2014, 21,843 shares of restricted stock on May 20, 2015, 23,491 shares of restricted stock on March 4, 2016, 20,675 shares of restricted stock on December 13, 2016, 3,296 shares of restricted stock on March 29, 2017, 1,250 shares of restricted stock on October 23, 2017, 24,278 shares of restricted stock on December 6, 2017 and 2,000 shares of restricted stock in August 2018. In accordance with generally accepted accounting principles, the Company expenses the fair value of all share-based compensation grants over the requisite service periods.

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

The 2013 restricted stock shares vested over an 18-month service period. The 2014 restricted shares vested over a 39 month service period. The 2015 restricted shares vest over a 40 month service period. The March 4, 2016 restricted shares vest over a 43 month service period. The December 13, 2016 restricted shares vest over a 46 month service period. The March 29, 2017 restricted shares vest over 42 months for 1,296 shares and over 18 months for 2,000 shares. The October 23, 2017 restricted shares vest over a 23-month service period. The December 6, 2017 restricted shares vest over a 46-month service period. The August 2018 restricted shares vest over a 24 month service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.

During the years ended September 30, 2018 and 2017, the Company recorded $336,000 and $318,000  of share-based compensation expense consisting of restricted stock expense.  Expected future compensation expense relating to the restricted shares issued in March 2016, at September 30, 2018 is $76,000 over the remaining vesting period of 1.0 years. Expected future compensation expense relating to the restricted shares issued in December 2016, at September 30, 2018 is $149,000 over the remaining vesting period of 2.0 years. Expected future compensation expense relating to the 1,296 restricted shares issued in March 2017, at September 30, 2018 is $11,000 over the remaining vesting period of 2.0 years. Expected future compensation expense relating to the restricted shares issued in October 2017, at September 30, 2018 is $10,000 over the remaining vesting period of 1.0 years. Expected future compensation expense relating to the restricted shares issued in December 2017, at September 30, 2018 is $276,000 over the remaining vesting period of 3.0 years. Expected future compensation expense relating to the restricted shares issued in August 2018, at September 30, 2018 is $31,000 over the remaining vesting period of 1.9 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended September 30, 2018.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 30, 2017	294,646	$12.35	0.67	$987
Granted	—	—	—	—
Exercised	294,646	12.35	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2018	—	—	—	—
Exercisable at year-end	—	—	—	—

The following is a summary of the status of the Company’s nonvested restricted stock as of September 30, 2018, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2017	34,692	$14.89
Granted	27,528	15.37
Vested	(20,814)	14.58
Forfeited	(6,334)	15.32
Nonvested at September 30, 2018	35,072	$15.37

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

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2018	2017
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$18,598	$25,470
Service cost	-	516
Interest cost	698	859
Actuarial (gains) losses	(204)	(2,857)
Curtailment (Plan Freeze)	-	(4,579)
Benefits paid	(1,981)	(811)
Projected benefit obligation at end of year	17,111	18,598
Change in plan assets:
Fair value of plan assets at beginning of year	20,363	19,188
Actual return on plan assets	1,338	1,986
Contributions	-	-
Benefits paid	(1,981)	(811)
Fair value of plan assets at end of year	19,720	20,363
Funded status	$2,609	$1,765

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2018	2017
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$604	$953

The accumulated benefit obligation for the defined benefit pension plan was $17,111,000 and $18,598,000 at September 30, 2018 and 2017, respectively.

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2018	2017
Service cost	$-	$516
Interest cost	698	859
Expected return on plan assets	(1,193)	(1,385)
Amortization of unrecognized loss	-	226
Net periodic (benefit) cost	$(495)	$216

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.

Weighted-average assumptions used to determine benefit obligations:

	2018	2017
Discount rate	4.10%	3.85%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2018	2017
Discount rate	3.85%	4.10%
Expected long-term return on plan assets	6.00%	7.00
Rate of compensation increase	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2018 and 2017 (in thousands):

	September 30, 2018
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$-	$7,916	$-	$7,916
Equity	-	11,789	-	11,789
Investment in short-term investments	-	15	-	15
Total assets at fair value	$-	$19,720	$-	$19,720

	September 30, 2017
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$-	$7,999	$-	$7,999
Equity	-	12,353	-	12,353
Investment in short-term investments	-	11	-	11
Total assets at fair value	$-	$20,363	$-	$20,363

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, 2018 and 2017 by asset category, are as follows:

	September 30,
Asset Category	2018	2017
Fixed income securities	40.1%	39.3%
Equity securities	59.8	60.7
Other	0.1	0.0
Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank does not expect to make any contributions to its pension plan in 2019.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2019	$366
2020	3,106
2021	2,345
2022	659
2023	852
2024-2028	6,495

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were reinstated in March 2017. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the year ended September 30, 2018 and 2017 was $464,000 and $251,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $2.1 million and $1.6 million at September 30, 2018 and 2017, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $477,000 and $447,000 in expense related to the supplemental executive retirement plan for the years ended September 30, 2018 and 2017, respectively.

13.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2018 and 2017, was $17,348,000 and $15,228,000, respectively.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2018, the Bank met all capital adequacy requirements to which it is subject.

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

As of September 30, 2018 and 2017, the FDIC categorized the Bank and the Federal Reserve categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2018		2017
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$180,203	13.6%	$170,325	14.0%
For capital adequacy purposes	105,926	8.0	97,458	8.0
To be well capitalized	132,407	10.0	121,822	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$168,161	12.7%	$160,605	13.2%
For capital adequacy purposes	79,444	6.0	73,093	6.0
To be well capitalized	105,926	8.0	97,458	8.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$168,161	12.7%	$160,605	13.2%
For capital adequacy purposes	59,583	4.5	54,820	4.5
To be well capitalized	86,065	6.5	79,184	6.5

Tier 1 capital (to adjusted assets)

Actual	$168,161	9.2%	$160,605	9.2%
For capital adequacy purposes	72,456	4.0	69,878	4.0
To be well capitalized	90,570	5.0	87,247	5.0

The Company’s ratios do not differ significantly from the Bank’s ratios presented above.

15.	FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s securities, real estate owned, and impaired loans measured at fair value as of September 30, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	September 30, 2018
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$-	$258,123	$-	$258,123
Obligations of states and political subdivisions	-	40,949	-	40,949
U.S. government agency securities	-	5,558	-	5,558
Corporate obligations	-	39,677	7,738	47,415
Other debt securities	-	19,373	-	19,373
Equity securities - financial services	20	-	-	20
Total securities	20	363,680	7,738	371,438
Derivatives and hedging activities	-	2,452	-	2,452

Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	-	-	1,141	1,141
Impaired loans	-	-	11,557	11,557

	September 30, 2017
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
Investment securities available for sale:
Mortgage-backed securities	$-	$233,823	$-	$233,823
Obligations of states and political subdivisions	-	65,358	-	65,358
U.S. government agency securities	-	18,671	-	18,671
Corporate obligations	-	41,518	7,224	48,742
Other debt securities	-	23,833	-	23,833
Equity securities - financial services	25	-	-	25
Total securities	25	383,203	7,224	390,452
Derivatives and hedging activities	-	1,215	-	1,215

Assets measured at fair value on a nonrecurring basis:
Foreclosed real estate owned	-	-	1,424	1,424
Impaired loans	-	-	15,231	15,231

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the years ended September 30, 2018 and 2017 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2018	September 30, 2017
Beginning balance	$7,224	$7,485
Purchases, sales, issuances, settlements, net	500	-
Total unrealized gain:
Included in earnings	-	-
Included in other comprehensive income	14	4
Transfers into Level III	-	750
Transfers out of Level III	-	(1,015)
	$7,738	$7,224

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value (dollars in thousands):

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2018
Impaired loans	$11,557	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (25.3%)
Foreclosed real estate owned	1,141	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (23.7%)
September 30, 2017
Impaired loans	$15,231	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 57% (24.0%)
Foreclosed real estate owned	1,424	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (22.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $11.9 million less their valuation allowances of $313,000 at September 30, 2018. The fair value consists of the loan balances of $15.6 million less their valuation allowances of $345,000 at September 30, 2017.

Foreclosed Real Estate Owned

Foreclosed real estate owned is measured at fair value, less cost to sell at the date of foreclosure; valuations are periodically performed by management; and the assets are carried at fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate.

Derivatives

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  The fair value of the swap asset and liability is based on an external derivative model using data inputs as of the valuation date and are classified Level 2.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2018
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,539	$43,539	$-	$-	$43,539
Certificates of deposit	500	-	-	505	505
Investment and mortgage-backed securities available for sale	371,438	20	363,680	7,738	371,438
Loans receivable, net	1,305,071	-	-	1,269,127	1,269,127
Accrued interest receivable	6,640	6,640	-	-	6,640
Regulatory stock	12,973	12,973	-	-	12,973
Mortgage servicing rights	206	-	-	340	340
Derivatives	2,452	-	2,452	-	2,452
Bank-owned life insurance	38,630	38,630	-	-	38,630

Financial liabilities:
Deposits	$1,336,855	$811,607	$-	$520,861	$1,332,468
Short-term borrowings	179,773	179,773	-	-	179,773
Other borrowings	118,723	-	-	117,920	117,920
Advances by borrowers for taxes and insurance	6,826	6,826	-	-	6,826
Accrued interest payable	1,369	1,369	-	-	1,369

	September 30, 2017
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$41,683	$41,683	$-	$-	$41,683
Certificates of deposit	500	-	-	505	505
Investment and mortgage-backed securities available for sale	390,452	25	383,203	7,224	390,452
Loans receivable, net	1,236,681	-	-	1,235,368	1,235,368
Accrued interest receivable	6,149	6,149	-	-	6,149
Regulatory stock	13,832	13,832	-	-	13,832
Mortgage servicing rights	232	-	-	310	310
Derivatives	1,215	-	1,215	-	1,215
Bank-owned life insurance	37,626	37,626	-	-	37,626

Financial liabilities:
Deposits	$1,274,861	$763,964	$-	$511,392	$1,275,356
Short-term borrowings	137,446	137,446	-	-	137,446
Other borrowings	174,168	-	-	174,107	174,107
Advances by borrowers for taxes and insurance	5,163	5,163	-	-	5,163
Accrued interest payable	1,043	1,043	-	-	1,043

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

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended September 30, 2018 and 2017, is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss) (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2017	$(628)	$(927)	$801	$(754)
Other comprehensive income (loss) before reclassifications	275	(9,883)	1,269	(8,339)
Amounts reclassified from accumulated other comprehensive loss	-	(123)	(348)	(471)
Period change	275	(10,006)	921	(8,810)
Reclassification of certain income tax effects from other comprehensive (loss) income	(124)	(436)	214	(346)
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	$(9,910)
Balance at September 30, 2016	$(6,083)	$3,952	$299	$(1,832)
Other comprehensive income (loss) before reclassifications and pension plan curtailment	2,284	(4,684)	505	(1,895)
Pension plan curtailment	3,022	-	-	3,022
Amounts reclassified from accumulated other comprehensive income (loss)	149	(195)	(3)	(49)
Period change	5,455	(4,879)	502	1,078
Balance at September 30, 2017	$(628)	$(927)	$801	$(754)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 24.3 % in Fiscal 2018 and 34.0% in Fiscal 2017.

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended September 30, (4)		Affected Line Item in the Consolidated
(in thousands)	2018	2017	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$162	$295	Gain on sale of investments, net
Related income tax expense	(39)	(100)	Income taxes
Net effect on accumulated other comprehensive loss for the period	123	195
Defined benefit pension plan (2):
Amortization of net (loss) gain and prior service costs	-	(226)	Compensation and employee benefits
Related income tax expense	-	77	Income taxes
Net effect on accumulated other comprehensive loss for the period	-	(149)
Derivatives and Hedging Activities (3):
Interest expense, effective portion	459	5	Interest expense
Related income tax expense	(111)	(2)	Income taxes
Net effect on accumulated other comprehensive loss for the period	348	3
Total reclassifications for the period	$471	$49

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 3, “Investment Securities.”

(2)	Included in the computation of net periodic pension cost. See Note 12, “Employee Benefits” for additional detail.
(3)	For additional details related to derivative financial instruments see Note18, “Derivatives and Hedging Activities.”
(4)	Amounts in parenthesis indicate debits.

18.	DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2018 and 2017, (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of September 30, 2018			As of September 30, 2017
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$100,000	Other Assets	$2,595	$75,000	Other Assets	$1,215

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of September 30, 2018, the Company had six interest rate swaps with a notional of $100 million associated with the Company’s cash outflows associated with various FHLB advances. As of September 30, 2017, the Company had five interest rate swaps with a notional of $75 million associated with the company’s cash outflows associated with carious FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2018 and 2017.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the years ended September 30, 2018 and 2017, the Company had $459,000 and $13,000 of reclassifications to interest expense, respectively.  During the next twelve months, the Company estimates that $1.1 million will be reclassified as a decrease in interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended September 30, 2018 and 2017 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Amount of Gain Recognized in OCI on Derivative			Amount of Gain Reclassified from Accumulated OCI into Income
	Year Ended September 30,	Year Ended September 30,	Location of Gain Reclassified from	Year Ended September 30,	Year Ended September 30,
	2018	2017	Accumulated OCI into Income	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$1,696	$930	Interest Expense	$459	$13
Total	$1,696	$930		$459	$13

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the year to date periods ended September 30, 2018 and 2017.

	Location and Amount of Gain Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended September 30, 2018		Year Ended September 30, 2017
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$459	$-	$13	$-
The effects of fair value and cash flow hedging:
Gain in cash flow hedging relationships
Interest contracts
Amount of gain reclassified from accumulated other comprehensive income into income	$459	$-	$13	$-

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives for the periods ended September 30, 2018 and 2017. The net amounts of derivative assets or liabilities can be reconciled on the tabular disclosure of fair value.  The tabular disclosure of fair value provides the location the derivative assets and liabilities are presented on the Balance Sheet. There were no derivative liabilities for the periods ended September 20, 2018 and 2017.

Offsetting of Derivative Assets
as of September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,595	$-	$2,595	$-	$2,540	$55

Offsetting of Derivative Assets
as of September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,240	$-	$1,240	$-	$970	$270

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

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2018	2017
ASSETS
Cash and due from banks	$3,713	$5,034
Investment securities available for sale	20	25
Investment in subsidiary	173,431	175,127
Premises and equipment, net	431	1,093
Other assets	1,705	1,577
TOTAL ASSETS	$179,300	$182,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$114	$129
Stockholders’ equity	179,186	182,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,300	$182,856

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2018	2017
INCOME
Interest income	$517	$426
Total income	517	426
EXPENSES
Professional fees	431	455
Other	388	51
Total expenses	819	506
Loss before income tax expense	(302)	(80)
Income tax benefit	(73)	(27)
Loss before equity in undistributed net earnings of subsidiary	(229)	(53)
Equity in undistributed net earnings of subsidiary	6,760	7,392
NET INCOME	$6,531	$7,339
COMPREHENSIVE (LOSS)INCOME	$(2,279)	$8,417

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$6,531	$7,339
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(6,760)	(7,391)
Provision for depreciation	23	25
(Increase) decrease in accrued income taxes	73	(34)
(Increase) decrease in accrued interest receivable	(56)	1
Deferred federal income taxes	2	(5)
Loss on disposal of fixed assets	340	-
Other, net	564	974
Net cash provided by operating activities	717	909
INVESTING ACTIVITIES
Sale of premises, equipment and software	299	-
Net cash used for investing activities	299	-
FINANCING ACTIVITIES
Proceeds from the exercise of stock options	1,575	779
Dividends on common stock	(3,912)	(3,830)
Net cash used for financing activities	(2,337)	(3,051)
Decrease in cash	(1,321)	(2,142)
CASH AT BEGINNING OF YEAR	5,034	7,176
CASH AT END OF YEAR	$3,713	$5,034

20.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Total interest income	$15,376	$15,847	$16,718	$16,562
Total interest expense	3,608	3,912	4,156	4,592
Net interest income	11,768	11,935	12,562	11,970
Provision for loan losses	1,000	1,100	975	925
Net interest income after provision for loan losses	10,768	10,835	11,587	11,045
Total noninterest income	1,969	1,945	1,897	2,002
Total noninterest expense	10,282	9,988	10,163	9,420
Income before income taxes	2,455	2,792	3,321	3,627
Income taxes expense	4,093	529	500	542
Net income	$(1,638)	$2,263	$2,821	$3,085
Per share data:
Net income
Basic	$(0.15)	$0.21	$0.26	$0.28
Diluted	$(0.15)	$0.21	$0.26	$0.28
Average shares outstanding
Basic	10,717,138	10,796,353	10,911,469	10,970,947
Diluted	10,717,138	10,822,109	10,922,860	10,970,947

	Three Months Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Total interest income	$14,650	$14,379	$14,408	$14,881
Total interest expense	3,018	3,075	3,248	3,458
Net interest income	11,632	11,304	11,160	11,423
Provision for loan losses	750	750	750	1,100
Net interest income after provision for loan losses	10,882	10,554	10,410	10,323
Total noninterest income	1,857	1,784	2,120	2,438
Total noninterest expense	10,402	10,504	10,320	10,212
Income before income taxes	2,337	1,834	2,210	2,549
Income taxes benefit	400	203	448	540
Net income	$1,937	$1,631	$1,762	$2,009
Per share data:
Net income
Basic	$0.18	$0.15	$0.16	$0.19
Diluted	$0.18	$0.15	$0.16	$0.19
Average shares outstanding
Basic	10,475,032	10,592,997	10,678,856	10,704,554
Diluted	10,604,072	10,691,960	10,743,008	10,766,159

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 14, 2018	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director	December 14, 2018
Gary S. Olson	(Principal Executive Officer)

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer	December 14, 2018
Allan A. Muto	(Principal Financial and Accounting Officer)

/s/ William A. Viechnicki, D.D.S.	Chairman of the Board	December 14, 2018
William A. Viechnicki, D.D.S.

/s/ Joseph S. Durkin	Director	December 14, 2018
Joseph S. Durkin
/s/ Timothy S. Fallon	Director	December 14, 2018
Timothy S. Fallon

/s/ Daniel J. Henning	Director	December 14, 2018
Daniel J. Henning

/s/ Christine D. Gordon, J.D.	Director	December 14, 2018
Christine D. Gordon, J.D.

/s/ Philip H. Hosbach, IV	Director	December 14, 2018
Philip H. Hosbach, IV
/s/ Frederick E. Kutteroff	Director	December 14, 2018
Frederick E. Kutteroff

/s/ Brian T. Regan	Director	December 14, 2018
Brian T. Regan

/s/ Robert C. Selig, Jr.	Director	December 14, 2018
Robert C. Selig, Jr.

/s/ Elizabeth B. Weekes	Director	December 14, 2018
Elizabeth B. Weekes