Form 10-Q
period 2018-12-31
ESSA Bancorp, Inc.
filed 2019-02-11
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filers,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 4, 2019, there were 11,819,814 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
	2018	2018
	(dollars in thousands)
Cash and due from banks	$35,849	$39,197
Interest-bearing deposits with other institutions	3,801	4,342
Total cash and cash equivalents	39,650	43,539
Certificates of deposit	500	500
Investment securities available for sale, at fair value	376,054	371,438
Loans receivable (net of allowance for loan losses of $12,221 and $11,688)	1,334,304	1,305,071
Regulatory stock, at cost	15,121	12,973
Premises and equipment, net	14,448	14,601
Bank-owned life insurance	38,874	38,630
Foreclosed real estate	876	1,141
Intangible assets, net	1,291	1,375
Goodwill	13,801	13,801
Deferred income taxes	6,836	8,441
Other assets	21,123	22,280
TOTAL ASSETS	$1,862,878	$1,833,790
LIABILITIES
Deposits	$1,307,917	$1,336,855
Short-term borrowings	239,824	179,773
Other borrowings	112,373	118,723
Advances by borrowers for taxes and insurance	8,435	6,826
Other liabilities	9,554	12,427
TOTAL LIABILITIES	1,678,103	1,654,604
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,819,814 and 11,782,718 outstanding at December 31, 2018 and September 30, 2018, respectively)	181	181
Additional paid in capital	180,631	180,765
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(8,142)	(8,255)
Retained earnings	96,026	94,112
Treasury stock, at cost; 6,313,281 and 6,350,377 shares outstanding at December 31, 2018 and September 30, 2018, respectively	(77,259)	(77,707)
Accumulated other comprehensive loss	(6,662)	(9,910)
TOTAL STOCKHOLDERS’ EQUITY	184,775	179,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,862,878	$1,833,790

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2018	2017
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$13,907	$12,783
Investment securities:
Taxable	2,482	2,058
Exempt from federal income tax	136	288
Other investment income	344	247
Total interest income	16,869	15,376
INTEREST EXPENSE
Deposits	3,388	2,377
Short-term borrowings	1,077	584
Other borrowings	519	647
Total interest expense	4,984	3,608
NET INTEREST INCOME	11,885	11,768
Provision for loan losses	876	1,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,009	10,768
NONINTEREST INCOME
Service fees on deposit accounts	863	883
Services charges and fees on loans	330	369
Unrealized losses on equity securities	(2)	—
Trust and investment fees	239	240
Gain on sale of investments, net	4	—
Earnings on Bank-owned life insurance	244	255
Insurance commissions	201	171
Other	247	51
Total noninterest income	2,126	1,969
NONINTEREST EXPENSE
Compensation and employee benefits	6,124	6,008
Occupancy and equipment	1,026	1,185
Professional fees	524	566
Data processing	903	929
Advertising	155	158
Federal Deposit Insurance Corporation (FDIC) premiums	187	189
Gain on foreclosed real estate	(115)	(36)
Amortization of intangible assets	84	144
Other	764	1,139
Total noninterest expense	9,652	10,282
Income before income taxes	3,483	2,455
Income taxes	474	4,093
NET INCOME (LOSS)	$3,009	$(1,638)
Earnings per share
Basic	$0.27	$(0.15)
Diluted	$0.27	$(0.15)
Dividends per share	$0.10	$0.09

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2018	2017
	(dollars in thousands)
Net income (loss)	$3,009	$(1,638)
Other comprehensive income(loss)
Investment securities available for sale:
Unrealized holding gain(loss)	5,059	(1,951)
Tax effect	(1,068)	663
Reclassification of gains recognized in net income	(4)	—
Tax effect	1	—
Net of tax amount	3,988	(1,288)
Derivative and hedging activities adjustments:
Changes in unrealized holding (losses) gains on derivatives included in net income	(725)	457
Tax effect	152	(156)
Reclassification adjustment for gains on derivatives included in net income	(217)	(23)
Tax effect	46	8
Net of tax amount	(744)	286
Total other comprehensive income (loss)	3,244	(1,002)
Comprehensive income (loss)	$6,253	$(2,640)

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2017	11,596,263	$181	$180,764	$(8,720)	$91,147	$(79,891)	$(754)	$182,727
Net loss					(1,638)			(1,638)
Other comprehensive loss							(1,002)	(1,002)
Cash dividends declared ($0.09 per share)					(963)			(963)
Stock based compensation			80					80
Allocation of ESOP stock			67	116				183
Allocation of treasury shares to incentive plan	22,994		(281)			281		—
Stock options exercised	15,533		(98)			190		92
Balance, December 31, 2017	11,634,790	$181	$180,532	$(8,604)	$88,546	$(79,420)	$(1,756)	$179,479

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2018	11,782,718	$181	$180,765	$(8,255)	$94,112	$(77,707)	$(9,910)	$179,186
Net income					3,009			3,009
Other comprehensive income							3,244	3,244
Change in accounting principal for adoption of ASU 2016-01					(4)		4	—
Cash dividends declared ($0.10 per share)					(1,091)			(1,091)
Stock based compensation			252					252
Allocation of ESOP stock			62	113				175
Allocation of treasury shares to incentive plan	37,096		(448)			448		—
Balance, December 31, 2018	11,819,814	$181	$180,631	$(8,142)	$96,026	$(77,259)	$(6,662)	$184,775

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	December 31,
	2018	2017
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$3,009	$(1,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	876	1,000
Provision for depreciation and amortization	286	305
Amortization and accretion of discounts and premiums, net	848	1,167
Net gain on sale of investment securities	(4)	—
Net loss recognized on equity securities- financial	2	—
Compensation expense on ESOP	175	183
Stock based compensation	252	80
Decrease (increase) in accrued interest receivable	379	(124)
Increase in accrued interest payable	119	184
Earnings on bank-owned life insurance	(244)	(255)
Deferred federal income taxes	743	3,329
Decrease in accrued pension liability	(119)	(135)
Gain on foreclosed real estate, net	(115)	(36)
Amortization of identifiable assets	84	144
Other, net	(2,942)	1,660
Net cash provided by operating activities	3,349	5,864
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	9,931	—
Proceeds from principal repayments and maturities	10,833	19,254
Purchases	(20,729)	(22,455)
Increase in loans receivable, net	(30,601)	(41,724)
Redemption of regulatory stock	4,239	3,151
Purchase of regulatory stock	(6,387)	(6,164)
Proceeds from sale of foreclosed real estate	432	498
Purchase of premises, equipment and software	(237)	45
Net cash used for investing activities	(32,519)	(47,395)
FINANCING ACTIVITIES
Decrease in deposits, net	(28,938)	(23,840)
Net increase in short-term borrowings	60,051	76,590
Proceeds from other borrowings	20,000	14,600
Repayment of other borrowings	(26,350)	(34,000)
Increase in advances by borrowers for taxes and insurance	1,609	6,246
Dividends on common stock	(1,091)	(963)
Net cash provided by financing activities	25,281	38,633
Decrease in cash and cash equivalents	(3,889)	(2,898)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,539	41,683
CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,650	$38,785
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$4,865	$3,424
Income taxes	—	(2)
Noncash items:
Transfers from loans to foreclosed real estate	52	403
Unrealized holding gains (losses)	5,055	(1,951)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month period ended June 30, 2018 and 2017.

	Three Months Ended
	December 31,	December 31,
	2018	2017
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,316,361)	(6,521,843)
Average unearned ESOP shares	(809,051)	(854,325)
Average unearned non-vested shares	(56,327)	(39,789)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,951,356	10,717,138
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,951,356	10,717,138

At December 31, 2018 there were 52,272 shares of nonvested stock outstanding at an average weighted price of $15.95 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2017 there were 41,062 shares of nonvested stock outstanding at an average weighted price of $15.98 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

4.	Accounting Pronouncements

Adoption of New Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard on October 1, 2018. The required disclosures under the new standard are presented in Note 14.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method (s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on October 1, 2018 resulted in a cumulative effect adjustment from accumulated other comprehensive loss to retained earnings of $4,000. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion (see Note 10 Fair Value).  In accordance with (1) above the Company measured its equity securities at fair value and recognized changes in fair value in net income (see Note 5 Investment Securities).

Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021 The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification.  The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications.  The transition and effective date guidance is based on the facts and circumstances of each amendment.  Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU.  However, many of the amendments in this ASU do have transition guidance and effective dates for annual periods beginning after December 15, 2018, for public business entities. This update is not expected to have a significant impact on the Company’s financial statements.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815).  The amendments in this Update permit use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.  For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12.  For public business entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted Update 2017-12.  This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities (PBEs), by requiring non-PBEs to adopt the standard for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Therefore, the revised effective dates of ASU 2016-13 for PBEs that are SEC filers will be fiscal years beginning after December 15, 2019, including interim periods within those years, PBEs other than SEC filers will be for fiscal years beginning after December 15, 2020, including interim periods within those years, and all other entities (non-PBEs) will be for fiscal years beginning after December 15, 2021, including interim periods within those years.  The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.  The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13, as amended by ASU 2018-19.  This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which addressed implementation questions arising from stakeholders in regard to ASU 2016-02, Leases.  Specifically addressed in this Update were issues related to 1) sales taxes and other similar taxes collected from lessees, 2) certain lessor costs, and 3) recognition of variable payments for contracts with lease and nonlease components. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02 (for example, January 1, 2019, for calendar-year-end public business entities).  This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$157,353	$238	$(3,764)	$153,827
Freddie Mac	96,057	42	(2,737)	93,362
Governmental National Mortgage Association Securities	21,397	5	(598)	20,804
Total mortgage-backed securities	274,807	285	(7,099)	267,993
Obligations of states and political subdivisions	33,599	207	(882)	32,924
U.S. government agency securities	9,813	18	(42)	9,789
Corporate obligations	47,987	154	(1,297)	46,844
Other debt securities	19,186	22	(704)	18,504
Total debt securities	$385,392	$686	$(10,024)	$376,054

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$147,433	$17	$(5,827)	$141,623
Freddie Mac	99,587	2	(4,415)	95,174
Governmental National Mortgage Association	22,164	—	(838)	21,326
Total mortgage-backed securities	269,184	19	(11,080)	258,123
Obligations of states and political subdivisions	42,090	251	(1,392)	40,949
U.S. government agency securities	5,678	2	(122)	5,558
Corporate obligations	48,559	116	(1,260)	47,415
Other debt securities	20,295	—	(922)	19,373
Total debt securities	385,806	388	(14,776)	371,418
Equity securities - financial services (a)	25	—	(5)	20
Total	$385,831	$388	$(14,781)	$371,438

(a) As of October 1, 2018, the Company adopted ASU 2016-01 resulting in reclassification of equity securities from available for-sale investment securities to other assets. At September 30, 2018, the Company's investment in equity securities was comprised of common stock issued by an unrelated bank holding company.

At December 31, 2018 and September 30, 2018, the Company had $18,000 and $20,000 respectively, in equity securities recorded at fair value. Prior to October 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At September 30, 2018, net unrealized loss net of tax of $4,000 had been recognized in AOCI.  On October 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended December 31, 2018:

(Dollars in thousands)	Three months ended December 31, 2018
Net gains and (losses) recognized during the period on equity securities	$(2)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	-
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(2)

The amortized cost and fair value of debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$1	$1
Due after one year through five years	34,074	33,768
Due after five years through ten years	100,036	97,464
Due after ten years	251,281	244,821
Total	$385,392	$376,054

For the three months ended December 31, 2018, the Company realized   gross gains of $43,000 and gross losses of $39,000 on proceeds from the sale of investment securities of $9.9 million.   For the three months ended December 31, 2017, the Company realized no gross gains or gross losses on proceeds from the sale of investment securities.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2018
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	92	$25,419	$(163)	$94,531	$(3,601)	$119,950	$(3,764)
Freddie Mac	69	246	—	83,010	(2,737)	83,256	(2,737)
Governmental National Mortgage Association	16	5,474	(51)	12,295	(547)	17,769	(598)
Obligations of states and political subdivisions	22	995	(5)	24,867	(877)	25,862	(882)
U.S. government agency securities	1	—	—	1,918	(42)	1,918	(42)
Corporate obligations	38	14,315	(247)	22,978	(1,050)	37,293	(1,297)
Other debt securities	18	—	—	16,142	(704)	16,142	(704)
Total	256	$46,449	$(466)	$255,741	$(9,558)	$302,190	$(10,024)

	September 30, 2018
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	100	$63,997	$(1,442)	$74,783	$(4,385)	$138,780	$(5,827)
Freddie Mac	74	28,902	(830)	65,812	(3,585)	94,714	(4,415)
Governmental National Mortgage Association	19	9,776	(142)	11,550	(696)	21,326	(838)
Obligations of states and political subdivisions	25	7,651	(105)	21,004	(1,287)	28,655	(1,392)
U.S. government agency securities	3	5,177	(122)	—	—	5,177	(122)
Corporate obligations	34	20,172	(363)	13,206	(897)	33,378	(1,260)
Other debt securities	20	2,399	(38)	16,974	(884)	19,373	(922)
Equity Securities (a)	1	20	(5)	—	0	20	(5)
Total	276	$138,094	$(3,047)	$203,329	$(11,734)	$341,423	$(14,781)

(a) As of October 1, 2018, the Company adopted ASU 2016-01 resulting in reclassification of equity securities from available for-sale investment securities to other assets. As September 30, 2018, the Company's investment in equity securities was comprised of common stock issued by an unrelated bank holding company.

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

The Company reviews its position quarterly and has asserted that at December 31, 2018, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2018	September 30, 2018
Real estate loans:
Residential	$600,564	$580,561
Construction	4,755	3,920
Commercial	434,427	416,573
Commercial	57,381	49,479
Obligations of states and political subdivisions	75,041	73,362
Home equity loans and lines of credit	43,271	43,962
Auto Loans	128,216	146,220
Other	2,870	2,682
	1,346,525	1,316,759
Less allowance for loan losses	12,221	11,688
Net loans	$1,334,304	$1,305,071

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2018	September 30, 2018
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$1,653	$2,497
Carrying amount	$1,526	$1,802

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
December 31, 2018
Real estate loans:
Residential	$600,564	$4,961	$—	$595,603
Construction	4,755	—	—	4,755
Commercial	434,427	2,110	1,526	430,791
Commercial	57,381	82	—	57,299
Obligations of states and political subdivisions	75,041	—	—	75,041
Home equity loans and lines of credit	43,271	268	—	43,003
Auto loans	128,216	458	—	127,758
Other	2,870	17	—	2,853
Total	$1,346,525	$7,896	$1,526	$1,337,103

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2018
Real estate loans:
Residential	$580,561	$5,317	$—	$575,244
Construction	3,920	—	—	3,920
Commercial	416,573	5,892	1,801	408,880
Commercial	49,479	85	1	49,393
Obligations of states and political sub divisions	73,362	—	—	73,362
Home equity loans and lines of credit	43,962	114	—	43,848
Auto loans	146,220	445	—	145,775
Other	2,682	17	—	2,665
Total	$1,316,759	$11,870	$1,802	$1,303,087

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2018
With no specific allowance recorded:
Real estate loans
Residential	$3,732	$5,305	$—
Construction	—	—	—
Commercial	2,110	2,824	—
Commercial	82	348	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	227	247	—
Auto loans	97	225	—
Other	17	24	—
Total	6,265	8,973	—
With an allowance recorded:
Real estate loans
Residential	1,229	1,467	154
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	41	49	8
Auto loans	361	372	164
Other	—	—	—
Total	1,631	1,888	326
Total:
Real estate loans
Residential	4,961	6,772	154
Construction	—	—	—
Commercial	2,110	2,824	—
Commercial	82	348	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	268	296	8
Auto loans	458	597	164
Other	17	24	—
Total Impaired Loans	$7,896	$10,861	$326

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2018
With no specific allowance recorded:
Real Estate Loans
Residential	$4,449	$6,176	$—
Construction	—	—	—
Commercial	5,892	6,790	—
Commercial	85	349	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	114	138	—
Auto Loans	87	223	—
Other	17	25	—
Total	10,644	13,701	—
With an allowance recorded:
Real Estate Loans
Residential	868	938	149
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	358	375	164
Other	—	—	—
Total	1,226	1,313	313
Total:
Real Estate Loans
Residential	5,317	7,114	149
Construction	—	—	—
Commercial	5,892	6,790	—
Commercial	85	349	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	114	138	—
Auto Loans	445	598	164
Other	17	25	—
Total Impaired Loans	$11,870	$15,014	$313

The following tables represent the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended December 31,
	2018	2017	2018	2017
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$4,167	$4,429	$3	$10
Construction	—	—	—	—
Commercial	4,484	7,006	45	72
Commercial	84	1,289	—	27
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	151	206	—	—
Auto loans	87	137	1	1
Other	17	10	—	—
Total	8,990	13,077	49	110
With an allowance recorded:
Real estate loans
Residential	815	1,527	—	—
Construction	—	—	—	—
Commercial	—	20	—	—
Commercial	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	13	2	—	—
Auto loans	204	262	—	—
Other	—	—	—	—
Total	1,032	1,811	—	—
Total:
Real estate loans
Residential	4,982	5,956	3	10
Construction	—	—	—	—
Commercial	4,484	7,026	45	72
Commercial	84	1,289	—	27
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	164	208	—	—
Auto loans	291	399	1	1
Other	17	10	—	—
Total Impaired Loans	$10,022	$14,888	$49	$110

The Company uses a ten-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as Pass-rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are fundamentally sound yet exhibit potentially unacceptable credit risk or deteriorating trends or characteristics which, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans that are 90 or more days past due are considered Substandard. Loans in the Doubtful category have all the weaknesses inherent in loans classified as Substandard with the added characteristic that their weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans in the Loss category are considered uncollectible and of little value that their continuance as bankable assets is not warranted. Certain residential real estate loans, construction loans, home equity loans and lines of credit, auto loans and other consumer loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at December 31, 2018 and September 30, 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
December 31, 2018
Commercial real estate loans	$414,214	$9,408	$10,805	$—	$434,427
Commercial	56,347	6	1,028	—	57,381
Obligations of states and political subdivisions	75,041	—	—	—	75,041
Total	$545,602	$9,414	$11,833	$—	$566,849

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2018
Commercial real estate loans	$392,915	$8,960	$14,698	$—	$416,573
Commercial	48,137	8	1,334	—	49,479
Obligations of states and political subdivisions	73,362	—	—	—	73,362
Total	$514,414	$8,968	$16,032	$—	$539,414

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2018 and September 30, 2018 (in thousands):

	Performing	Non- performing	Purchased Credit Impaired	Total
December 31, 2018
Real estate loans:
Residential	$594,896	$5,668	$—	$600,564
Construction	4,755	—	—	4,755
Home equity loans and lines of credit	42,733	538	—	43,271
Auto loans	127,632	584	—	128,216
Other	2,853	17	—	2,870
Total	$772,869	$6,807	$—	$779,676

	Performing	Non- performing	Purchased Impaired Credit	Total
September 30, 2018
Real estate loans:
Residential	$575,244	$5,317	$—	$580,561
Construction	3,920	—	—	3,920
Home equity loans and lines of credit	43,746	216	—	43,962
Auto loans	145,633	587	—	146,220
Other	2,664	18	—	2,682
Total	$771,207	$6,138	$—	$777,345

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2018 and September 30, 2018 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
December 31, 2018
Real estate loans:
Residential	$592,486	$1,485	$925	$—	$5,668	$8,078	$—	$—	$600,564
Construction	4,755	—	—	—	—	—	—	—	4,755
Commercial	431,140	—	—	—	1,977	1,977	253	1,057	434,427
Commercial	56,504	13	16	—	632	661	—	216	57,381
Obligations of states and political subdivisions	75,041	—	—	—	—	—	—	—	75,041
Home equity loans and lines of credit	42,621	65	47	—	538	650	—	—	43,271
Auto loans	125,573	1,981	78	—	584	2,643	—	—	128,216
Other	2,812	30	11	—	17	58	—	—	2,870
Total	$1,330,932	$3,574	$1,077	$—	$9,416	$14,067	$253	$1,273	$1,346,525

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2018
Real estate loans:
Residential	$572,236	$2,088	$920	$—	$5,317	$8,325	$—	$—	$580,561
Construction	3,920	—	—	—	—	—	—	—	3,920
Commercial	412,636	185	—	—	1,951	2,136	255	1,546	416,573
Commercial	48,567	25	11	—	875	911	—	1	49,479
Obligations of states and political subdivisions	73,362	—	—	—	—	—	—	—	73,362
Home equity loans and lines of credit	43,716	30	—	—	216	246	—	—	43,962
Auto loans	144,140	1,473	20	—	587	2,080	—	—	146,220
Other	2,647	17	—	—	18	35	—	—	2,682
Total	$1,301,224	$3,818	$951	$—	$8,964	$13,733	$255	$1,547	$1,316,759

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2018 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three months period ended December 31, 2018 and 2017 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Charge-offs	(142)	—	—	(22)	—	—	(368)	—	—	(532)
Recoveries	6	—	—	—	—	1	181	1	—	189
Provision	276	8	38	264	(28)	1	22	2	293	876
ALL balance at December 31, 2018	$3,745	$43	$3,496	$1,704	$295	$298	$1,694	$26	$920	$12,221
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Charge-offs	(43)	—	(1)	(133)	—	-	(536)	(6)	—	(719)
Recoveries	3	—	2	10	—	1	170	1	—	187
Provision	(69)	10	560	190	(35)	(22)	492	5	(131)	1,000
ALL balance at December 31, 2017	$3,769	$33	$2,319	$1,054	$213	$449	$1,962	$21	$13	$9,833

Acquired loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

During the three months ended December 31, 2018 the Company recorded provision expense for the residential real estate, construction loans, commercial real estate, commercial, home equity loans and lines of credit, auto and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the obligations of states and political subdivisions segment.

During the three months ended December 31, 2017 the Company recorded provision expense for the construction loans, commercial real estate, commercial, auto and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate, obligations of states and political subdivisions and home equity loans and lines of credit segments.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2018 and September 30, 2018 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$154	$—	$—	$—	$—	$8	$164	$—	$—	$326
Collectively evaluated for impairment	3,591	43	3,496	1,704	295	290	1,530	26	920	11,895
ALL balance at December 31, 2018	$3,745	$43	$3,496	$1,704	$295	$298	$1,694	$26	$920	$12,221
Individually evaluated for impairment	$149	$—	$—	$—	$—	$—	$164	$—	$—	$313
Collectively evaluated for impairment	3,456	35	3,458	1,462	323	296	1,695	23	627	11,375
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688

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

The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$95	$95
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	2	159	159
Auto loans	1	21	21
Other	—	—	—
Total	5	$275	$275

For the Three Months Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$243	$240
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	2	$243	$240

Of the five new troubled debt restructurings granted for the three months ended December 31, 2018, one loan totaling $14,000 was granted terms concessions, one loan totaling $81,000 was granted an interest rate concession, and three loans totaling $180,000 were granted term and rate concessions.

The two new troubled debt restructurings granted for the three months ended December 31, 2017, totaled $240,000 and were granted interest rate and principal concessions.

For the three months ended December 31, 2018, no loans defaulted on a restructuring agreement within one year of modification.

For the three months ended December 31, 2017, two loans totaling $95,000 defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in the Consolidated Balance Sheet.  As of December 31, 2018, included within the foreclosed assets is $795,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end. As of December 31, 2018, the Company has initiated formal foreclosure proceedings on $2.5 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2018	September 30, 2018
Non-interest bearing demand accounts	$162,129	$158,340
Interest bearing demand accounts	198,320	221,327
Money market accounts	317,828	296,078
Savings and club accounts	135,837	135,862
Certificates of deposit	493,803	525,248
Total	$1,307,917	$1,336,855

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three month period ended December 31, 2018 and 2017 (in thousands):

	For the Three Months Ended December 31,
	2018	2017
Service Cost	$—	$—
Interest Cost	174	174
Expected return on plan assets	(293)	(298)
Amortization of unrecognized loss	—	—
Net periodic benefit cost	$(119)	$(124)

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

Restricted stock shares outstanding at December 31, 2018 vest over periods ranging from 18 to 45 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended December 31, 2018 and 2017, the Company recorded $252,000 and $80,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at December 31, 2018 is $840,000 over the remaining vesting period of 3.75 years.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2018, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2018	35,072	$15.37
Granted	37,236	16.23
Vested	(625)	15.00
Forfeited	(3,937)	15.87
Nonvested at December 31, 2018	67,746	$15.94

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of December 31, 2018 and September 30, 2018 by level within the fair value hierarchy.

Recurring Fair Value Measurements at Reporting Date
	December 31, 2018
	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$267,993	$—	$267,993
Obligations of states and political subdivisions	—	32,924	—	32,924
U.S. government agencies	—	9,789	—	9,789
Corporate obligations	—	39,202	7,642	46,844
Other debt securities	—	18,504	—	18,504
Total Debt Securities	$—	$368,412	$7,642	$376,054

Equity securities- financial services	$18	$—	$—	$18
Derivatives and hedging activities:	—	1,511	—	1,511

	September 30, 2018
	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$258,123	$—	$258,123
Obligations of states and political subdivisions	—	40,949	—	40,949
U.S. government agencies	—	5,558	—	5,558
Corporate obligations	—	39,677	7,738	47,415
Other debt securities	—	19,373	—	19,373
Equity securities-financial services	20	—	—	20
Total Securities	$20	$363,680	$7,738	$371,438

Derivatives and hedging activities:	—	2,452	—	2,452

The following tables present a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended December 31, 2018 and 2017 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	December 31, 2018	December 31, 2017
Beginning balance	$7,738	$7,224
Purchases, sales, issuances, settlements, net	—	500
Total unrealized gain (loss):
Included in other comprehensive (loss) income	(96)	102
Transfers in and/or out of Level III	—	—
	$7,642	$7,826

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparable. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on a security’s relationship to other benchmark quoted securities. Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities reported at fair value utilizing Level 1 inputs are limited to actively traded equity securities whose market price is readily available from the New York Stock Exchange or the NASDAQ exchange. A few securities are valued using Level 3 inputs, all of these are classified as available for sale and are reported at fair value using Level 3 inputs.

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of December 31, 2018 and September 30, 2018 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	December 31, 2018
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$876	$876
Impaired loans	—	—	7,570	7,570

	September 30, 2018
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$1,141	$1,141
Impaired loans	—	—	11,557	11,557

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2018
Impaired loans	$7,570	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (21.0%)
Foreclosed real estate owned	876	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (26.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2018
Impaired loans	$11,557	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (25.3%)
Foreclosed real estate owned	1,141	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (22.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2018, 137 impaired loans with a carrying value of $7.9 million were reduced by specific valuation allowance totaling $326,000 resulting in a net fair value of $7.6 million based on Level 3 inputs. At September 30, 2018, 133 impaired loans with a carrying value of $11.9 million were reduced by a specific valuation totaling $313,000 resulting in a net fair value of $11.6 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The methods and assumptions used by the Company in estimating fair values of financial instruments at December 31, 2018 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculations of the tables below. Prior period fair value calculations were run on the assumption of entry pricing and therefore the comparability between the periods below are diminished.

	December 31, 2018
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$39,650	$39,650	$—	$—	$39,650
Certificates of deposit	500	—	—	500	500
Loans receivable, net	1,334,304	—	—	1,297,473	1,297,473
Accrued interest receivable	6,261	6,261	—	—	6,261
Regulatory stock	15,121	15,121	—	—	15,121
Mortgage servicing rights	200	—	—	336	336
Bank owned life insurance	38,874	38,874	—	—	38,874
Financial liabilities:
Deposits	$1,307,917	$814,114	$—	$490,194	$1,304,308
Short-term borrowings	239,824	239,824	—	—	239,824
Other borrowings	112,373	—	—	111,904	111,904
Advances by borrowers for taxes and insurance	8,435	8,435	—	—	8,435
Accrued interest payable	1,488	1,488	—	—	1,488

	September 30, 2018
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,539	$43,539	$—	$—	$43,539
Certificates of deposit	500	—	—	505	505
Loans receivable, net	1,305,071	—	—	1,269,127	1,269,127
Accrued interest receivable	6,640	6,640	—	—	6,640
Regulatory stock	12,973	12,973	—	—	12,973
Mortgage servicing rights	206	—	—	340	340
Bank owned life insurance	38,630	38,630	—	—	38,630
Financial liabilities:
Deposits	$1,336,855	$811,607	$—	$520,861	$1,332,468
Short-term borrowings	179,773	179,773	—	—	179,773
Other borrowings	118,723	—	—	117,920	117,920
Advances by borrowers for taxes and insurance	6,826	6,826	—	—	6,826
Accrued interest payable	1,369	1,369	—	—	1,369

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three month periods ended December 31, 2018 and 2017 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	(9,910)
Other comprehensive income (loss) before reclassifications	—	3,991	(573)	3,418
Amounts reclassified from accumulated other comprehensive loss	—	(3)	(171)	(174)
Change in accounting principal for adoption of ASU 2016-01	—	4	—	4
Period change	—	3,992	(744)	3,248
Balance at December 31, 2018	$(477)	$(7,377)	$1,192	$(6,662)
Balance at September 30, 2017	$(628)	$(927)	$801	$(754)
Other comprehensive (loss) income before reclassifications	—	(1,288)	301	(987)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	(15)	(15)
Period change	—	(1,288)	286	(1,002)
Balance at December 31, 2017	$(628)	$(2,215)	$1,087	$(1,756)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three month periods ended December 31, 2018 and 2017 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details About Accumulated Other Comprehensive Loss Components	Accumulated Other Comprehensive Loss for the Three Months Ended December 31, 2018		Affected Line Item in the Consolidated Statement of Income
	2018	2017
Securities available for sale
Net securities gains reclassified into earnings	$4	$—	Gain on sale of investments, net
Related income tax expense	(1)	—	Income taxes
Net effect on accumulated other comprehensive loss for the period	3	—
Derivatives and hedging activities:
Interest expense, effective portion	217	23	Interest expense
Related income tax expense	(46)	(8)	Income taxes
Net effect on accumulated other comprehensive loss for the period	171	15
Total reclassification for the period	$174	$15

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2018 and September 30, 2017 (in thousands).

		Fair Values of Derivative Instruments					Fair Values of Derivative Instruments
		Asset Derivatives					Liability Derivatives
		As of December 31, 2018		As of September 30, 2018			As of December 31, 2018		As of Septenber 30, 2018
	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments						Derivatives designated as hedging instruments
Interest Rate Products	$100,000	Other Assets	$1,832	Other Assets	$2,595	Interest Rate Products	Other Liabilities	$145	Other Liabilities	$-
Total derivatives designated as hedging instruments			$1,832		$2,595	Total derivatives designated as hedging instruments		$145		$-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of December 31, 2018, the Company had four interest rate swaps with a notional principal amount of $100.0 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2018 and September 30, 2018.

Amounts reported in accumulated other comprehensive loss related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended December 31, 2018 and 2017, the Company had $217,000 and $23,000 respectively, of gains reclassified to interest expense. During the next twelve months, the Company estimates that $967,000 will be reclassified as a decrease in interest expense.

The tables below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the three month period ended December 31, 2018 and 2017 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative			Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2018	2017	Location of Gain Reclassified from Accumulated OCI into Income	2018	2017
Interest Rate Products	$(941)	$457	Interest expense	$217	$23
Total	$(941)	$457		$217	$23

The table below presents the effect of the Company’s derivative financial instruments on Consolidated Statement of Operations for the three months ended December 31, 2018 and 2017.

	Location and Amount of Gain Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended December 31, 2018		Three months ended December 31, 2017
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$217	$-	$23	$-
The effects of fair value and cash flow hedging:
Gain in cash flow hedging relationships
Interest contracts
Amount of gain reclassified from accumulated other comprehensive income into income	$217	$-	$23	$-

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives for the periods ended December 31, 2018 and 2017. The net amounts of derivative assets or liabilities can be reconciled on the tabular disclosure of fair value. The tabular disclosure of fair value provides the location the derivative assets and liabilities are presented on the Consolidated Balance Sheet. There were no derivative liabilities for the periods ended December 31, 2018 and September 30, 2018.

Offsetting of Derivative Assets
as of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,832	$-	$1,832	$(145)	$1,687	$-

Offsetting of Derivative Liabilities
as of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$145	$-	$145	$(145)	$-	$-

Offsetting of Derivative Assets
as of September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,595	$-	$2,595	$-	$2,540	$55

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

As of December 31, 2018 and September 30, 2018, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. The plaintiff submitted her brief in support of her appeal in May 2018, and the Bank submitted its opposition brief in July 2018. The appellate court heard oral arguments in December 2018. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

14.	Revenue Recognition

Effective October 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers- Topic 606 and all subsequent ASC’s that modified ASC 606. The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts as of the date of adoption. The implementation of the new standard had no material impact on the measurement or recognition of revenue of prior periods.

Management determined that since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments including interest income and expense along with non interest revenue resulting from non interest security gains, loan servicing, commitment fees and fees from financial guarantees. As a result, no changes were made during the period related to these sources of revenue which cumulatively comprise 90.3% of the total revenue of the Company.

The main types of non interest income within the scope of the standard are:

Trust and Investment Fees

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customer’s accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e. as incurred). Payment is received shortly after services are rendered.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e. net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, Exchange, and Other Service Charges

Fees, interchange, and other service charges are primarily comprised of debit card income, ATM fees, cash management income, and other services charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a company ATM. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized when the services are rendered or upon completion., Payment is typically received immediately or in the following month.

Insurance Commissions

Insurance income primarily consists of commissions received on product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue.

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

Comparison of Financial Condition at December 31, 2018 and September 30, 2018

Total Assets. Total assets increased by $29.1 million, or 1.6%, to $1.86 billion at December 31, 2018 from $1.83 billion at September 30, 2018 due primarily to growth in loans receivable.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.9 million, or 8.9%, to $39.7 million at December 31, 2018 from $43.5 million at September 30, 2018. Decreases in interest bearing deposits with other institutions of $541,000, and cash and due from banks of $3.3 million, were the reasons for the net decrease.

Net Loans. Net loans increased $29.2 million, or 2.2%, to $1.33 billion at December 31, 2018 from $1.31 billion at September 30, 2018. During this period, residential loans increased $20.0 million to $600.6 million, construction loans increased $835,000 to $4.8 million, commercial real estate loans increased $17.9 million to $434.4 million, commercial loans increased $7.9 million to $57.4 million, obligations of states and political subdivisions increased $1.7 million to $75.0 million, home equity loans and lines of credit decreased $691,000 to $43.3 million, auto loans decreased $18.0 million to $128.2 million, and other loans increased $188,000 to $2.9 million.

Investment Securities Available for Sale. Investment securities available for sale increased $4.7 million, or 1.3%, to $376.1 million at December 31, 2018 from $371.4 million at September 30, 2018. The increase was due primarily to increases in mortgage backed securities of $7.8 million and U.S. government securities of $4.2 million, which were partially offset by decreases in obligations of states and political subdivisions of $8.0 million, corporate obligations of $571,000 and other debt securities of $869,000. The Company realized a net gain of $4,000 on the sale of investment securities totaling $9.9 million for the three months ended December 31, 2018.

Deposits. Deposits decreased $28.9 million, or 2.2%, to $1.31 billion at December 31, 2018 from $1.34 billion at September 30, 2018 due primarily to a decrease in municipal deposits. A decrease in interest bearing demand accounts of $23.0 million was offset in part by increases in non interest bearing demand accounts of $3.8 million and money market accounts of $21.8 million. The decrease in certificates of deposit, which decreased to $493.8 million at December 31, 2018, included a decrease in brokered certificates of deposit of $10.1 million to $158.6 million.

Borrowed Funds. Borrowed funds increased by $53.7 million, or 18.0%, to $352.2 million at December 31, 2018, from $298.5 million at September 30, 2018. The increase in borrowed funds was due to an increase in short term borrowings of $60.1 million offset in part by a decrease in other borrowings of $6.4 million. Short term borrowings increased due to asset growth and the decline in deposits. All borrowings at December 31, 2018 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

Stockholders’ Equity. Stockholders’ equity increased by $5.0 million, or 3.1%, to $184.8 million at December 31, 2018 from $179.2 million at September 30, 2018. The increase in stockholders’ equity was primarily due to a decrease in accumulated other comprehensive loss of $3.2 million together with net income of $3.0 million.

Average Balance Sheets for the Three Months Ended December 31, 2018 and 2017

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,320,053	$13,907	4.18%	$1,267,613	$12,783	4.00%
Investment Securities
Taxable(2)	68,190	676	3.93%	80,745	656	3.22%
Exempt from federal income tax(2)(3)	25,377	136	2.69%	50,017	288	3.02%
Total investment securities	93,567	812	3.60%	130,762	944	3.14%
Mortgage-backed securities	278,425	1,806	2.57%	258,354	1,403	2.15%
Federal Home Loan Bank stock	13,464	222	6.54%	14,258	175	4.87%
Other	24,386	122	1.98%	5,742	71	4.91%
Total interest-earning assets	1,729,895	16,869	3.88%	1,676,729	15,376	3.66%
Allowance for loan losses	(11,864)			(9,505)
Noninterest-earning assets	114,591			135,157
Total assets	$1,832,622			$1,802,381
Interest-bearing liabilities:
NOW accounts	$209,035	$188	0.36%	$205,532	$139	0.27%
Money market accounts	315,439	821	1.03%	249,639	332	0.53%
Savings and club accounts	131,181	18	0.05%	135,086	18	0.05%
Certificates of deposit	512,533	2,361	1.83%	526,263	1,888	1.42%
Borrowed funds	307,102	1,596	2.06%	328,465	1,231	1.49%
Total interest-bearing liabilities	1,475,290	4,984	1.34%	1,444,985	3,608	0.99%
Non-interest-bearing NOW accounts	157,993			152,596
Non-interest-bearing liabilities	18,171			20,612
Total liabilities	1,651,454			1,618,193
Equity	181,168			184,188
Total liabilities and equity	$1,832,622			$1,802,381
Net interest income		$11,885			$11,767
Interest rate spread			2.54%			2.67%
Net interest-earning assets	$254,605			$231,744
Net interest margin(4)			2.73%			2.78%
Average interest-earning assets to average interest-bearing liabilities		117.26%			116.04%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)

Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended December 31, 2018 and 24.25% for the three months ended December 31, 2017.

(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2018 and December 31, 2017

Net Income. Net income increased $4.6 million, or 283.7%, to $3.0 million for the three months ended December 31, 2018 compared to a net loss of $1.6 million for the comparable period in 2017. The increase was due to an increase in net interest income and non interest income combined with a decrease in noninterest expenses, loan loss provision and income taxes.  The net loss for the three month period ended December 31, 2017 was primarily a result of a one time charge to income tax expense of $3.7 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.

Net Interest Income. Net interest income increased $117,000, or 1.0%, to $11.9 million for the three months ended December 31, 2018 from $11.8 million for the comparable period in 2017. The increase was primarily attributable to a $22.9 million increase in the average balance of the Company’s net interest earning assets for the three months ended December 31, 2018 partially offset by a decrease of thirteen basis points in the Company’s interest rate spread to 2.54% for the three months ended December 31, 2018 from 2.67% for the comparable period in 2017.

Interest Income. Interest income increased $1.5 million, or 9.7%, to $16.9 million for the three months ended December 31, 2018 from $15.4 million for the comparable 2017 period. The increase resulted primarily from an increase in the average yield on interest earning assets of 22 basis points to 3.88% for the three months ended December 31, 2018 from 3.66% in the comparable 2017 period and an increase in the average balance of interest earning assets of $53.2 million. The average balance of loans increased $52.4 million between the two periods. In addition between the two periods, the average balance of investment securities decreased $37.2 million, mortgage-backed securities increased $20.1 million, FHLB stock decreased $794,000 and other interest earning assets increased $18.6 million.

Interest Expense. Interest expense increased $1.4 million, or 38.1%, to $5.0 million for the three months ended December 31, 2018 from $3.6 million for the comparable 2017 period. The increase resulted from an increase in the cost of interest bearing liabilities of 35 basis points and an increase in the average balance of interest bearing liabilities of $30.3 million between the two periods. The Federal Reserve increased the Fed Funds interest rate by a total of 100 basis points between December 31, 2017 and December 31, 2018. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 2.06% for the three months ended December 31, 2018 from 1.49% for the comparable period in 2017 and cost of certificates of deposit to 1.83% from 1.42% for the same comparative periods. For the three months ended December 31, 2018 and 2017 the average cost of interest bearing liabilities was 1.34% and 0.99%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $876,000 for the three month period ended December 31, 2018 compared to $1.0 million for the three month period ended December 31, 2017. The allowance for loan losses was $12.2 million, or 0.91% of loans outstanding, at December 31, 2018, compared to $11.7 million, or 0.89% of loans outstanding, at September 30, 2018.

Non-interest Income. Non-interest income increased $157,000, or 8.0%, to $2.1 million for the three months ended December 31, 2018 from $2.0 million for the comparable period in 2017. Increases in other income of $195,000, gain on sale of investments, net of $4,000 and insurance commissions of $30,000 were partially offset by decreases in service fees on deposit accounts of $20,000, service charges and fees on loans of $39,000, trusted investment fees of $1,000 and earnings on bank owned life insurance of $11,000. Other income increased primarily due to a recovery of $226,000 of previously expensed professional fees related to the settlement of a non-performing loan.

Non-interest Expense. Non-interest expense decreased $630,000, or 6.1%, to $9.7 million for the three months ended December 31, 2018 from $10.3 million for the comparable period in 2017. The primary reasons for the decrease were decreases in professional fees of $42,000, occupancy and equipment expenses of $159,000, data processing expenses of $26,000, amortization of intangible assets of $60,000, other expense of $375,000 and an increase in gain on foreclosed real estate of $79,000 which were offset in part by an increase of $116,000 in compensation and employee benefits.

Income Taxes. Income tax expense decreased $3.6 million to $474,000 for the three months ended December 31, 2018 from $4.1 million for the comparable 2017 period. The decrease was primarily a result of a one time charge to income tax expense of $3.7 million in the three months ended December 31, 2017 related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.  The effective tax rate for the three months ended December 31, 2018 was 13.6% compared to 166.7% for the 2017 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	December 31, 2018	September 30, 2018
Non-performing assets:
Non-accruing loans	$9,416	$8,964
Non-accruing purchased credit impaired loans	1,273	1,547
Total non-performing loans	10,689	10,511
Foreclosed real estate	876	1,141
Other repossessed assets	16	16
Total non-performing assets	$11,581	$11,668
Ratio of non-performing loans to total loans	0.79%	0.80%
Ratio of non-performing loans to total assets	0.57%	0.57%
Ratio of non-performing assets to total assets	0.62%	0.64%
Ratio of allowance for loan losses to total loans	0.91%	0.85%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $88,000 from September 30, 2018 to December 31, 2018. The number of nonperforming residential loans was 59 at December 31, 2018 compared to 58 at September 30, 2018. The $10.7 million of non-accruing loans at December 31, 2018 included 59 residential loans with an aggregate outstanding balance of $5.7 million, 23 commercial and commercial real estate loans with aggregate outstanding balances of $3.9 million and 90 consumer loans with aggregate balances of $1.1 million. Within the residential loan balance are $3.0 million of loans less than 90 days past due. In the quarter ended December 31, 2018, the Company identified 28 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $265,000 to $876,000 at December 31, 2018. Foreclosed real estate consists of 13 residential properties, one building lot and two commercial properties.

At December 31, 2018, the principal balance of troubled debt restructures (“TDRs”) was $4.5 million compared to $4.4 million at September 30, 2018. Of the $4.5 million of troubled debt restructures at December 31, 2018, $192,000 are performing loans and $4.3 million are non-accrual loans.

As of December 31, 2018, TDRs were comprised of 30 residential loans totaling $3.3 million, six commercial and commercial real estate loans totaling $937,000 and eight consumer (home equity loans, home equity lines and credit, indirect auto and other) loans totaling $270,000.

For the three month period ended December 31, 2018, three loans were removed from non-performing TDR status.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2018, $39.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. As of December 31, 2018, we had $352.2 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $650.2 million.

At December 31, 2018, we had $208.2 million in loan commitments outstanding, which included, in part, $57.0 million in undisbursed construction loans and land development loans, $37.3 million in unused home equity lines of credit, $106.1 million in commercial lines of credit and commitments to originate commercial loans, $4.8 million in performance standby letters of credit and $3.0 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2018 totaled $338.7 million, or 68.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.2 million and $5.9 million for the three months ended December 31, 2018 and 2017, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $32.4 million and $47.4 million for the three months ended December 31, 2018 and 2017, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by $25.3 million and $38.6 million for the three months ended December 31, 2018 and 2017, respectively.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2018.

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

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. The plaintiff submitted her brief in support of her appeal in May 2018, and the Bank submitted its opposition brief in July 2018. The appellate court heard oral arguments in December 2018. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2018, filed on December 14, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

3.1

Articles of Incorporation of ESSA Bancorp, Inc. (incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006)

3.2

Bylaws of ESSA Bancorp, Inc. (incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006)

4

Form of Common Stock Certificate of ESSA Bancorp, Inc. (incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006)

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

ESSA BANCORP, INC.

Date: February 11, 2019	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 11, 2019	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer