Form 10-Q
period 2019-03-31
ESSA Bancorp, Inc.
filed 2019-05-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filers,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☒

As of May 03, 2019, there were 11,408,935 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ESSA	Nasdaq Stock Market LLC

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	September 30,
	2019	2018
	(dollars in thousands)
ASSETS
Cash and due from banks	$34,535	$39,197
Interest-bearing deposits with other institutions	6,624	4,342
Total cash and cash equivalents	41,159	43,539
Certificates of deposit	250	500
Investment securities available for sale, at fair value	348,617	371,438
Loans receivable (net of allowance for loan losses of $12,389 and $11,688)	1,335,197	1,305,071
Regulatory stock, at cost	14,633	12,973
Premises and equipment, net	14,323	14,601
Bank-owned life insurance	39,114	38,630
Foreclosed real estate	665	1,141
Intangible assets, net	1,213	1,375
Goodwill	13,801	13,801
Deferred income taxes	5,665	8,441
Other assets	21,177	22,280
TOTAL ASSETS	$1,835,814	$1,833,790
LIABILITIES
Deposits	$1,293,883	$1,336,855
Short-term borrowings	198,293	179,773
Other borrowings	139,673	118,723
Advances by borrowers for taxes and insurance	10,353	6,826
Other liabilities	9,975	12,427
TOTAL LIABILITIES	1,652,177	1,654,604
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,408,935 and 11,782,718 outstanding at March 31, 2019 and September 30, 2018, respectively)	181	181
Additional paid in capital	180,857	180,765
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(8,029)	(8,255)
Retained earnings	97,821	94,112
Treasury stock, at cost; 6,724,160 and 6,350,377 shares outstanding at March 31, 2019 and September 30, 2018, respectively	(83,864)	(77,707)
Accumulated other comprehensive loss	(3,329)	(9,910)
TOTAL STOCKHOLDERS’ EQUITY	183,637	179,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,835,814	$1,833,790

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$14,042	$12,953	$27,949	$25,736
Investment securities:
Taxable	2,530	2,186	5,012	4,244
Exempt from federal income tax	94	285	230	573
Other investment income	462	423	806	670
Total interest income	17,128	15,847	33,997	31,223
INTEREST EXPENSE
Deposits	3,555	2,359	6,943	4,736
Short-term borrowings	1,172	951	2,249	1,535
Other borrowings	669	602	1,188	1,249
Total interest expense	5,396	3,912	10,380	7,520
NET INTEREST INCOME	11,732	11,935	23,617	23,703
Provision for loan losses	600	1,100	1,476	2,100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,132	10,835	22,141	21,603
NONINTEREST INCOME
Service fees on deposit accounts	784	821	1,647	1,704
Services charges and fees on loans	276	299	606	668
Realized and unrealized gains on equity securities	3	—	1	—
Trust and investment fees	235	237	474	477
Gain on sale of investments securities available for sale	39	75	43	75
Earnings on Bank-owned life insurance	240	249	484	504
Insurance commissions	194	204	395	375
Other	297	60	544	111
Total noninterest income	2,068	1,945	4,194	3,914
NONINTEREST EXPENSE
Compensation and employee benefits	6,035	6,024	12,159	12,156
Occupancy and equipment	1,112	1,186	2,138	2,371
Professional fees	646	626	1,170	1,192
Data processing	930	888	1,833	1,817
Advertising	204	201	359	359
Federal Deposit Insurance Corporation (FDIC) premiums	182	256	369	445
Loss (gain) on foreclosed real estate	11	32	(104)	(4)
Amortization of intangible assets	77	135	161	279
Other	514	640	1,278	1,655
Total noninterest expense	9,711	9,988	19,363	20,270
Income before income taxes	3,489	2,792	6,972	5,247
Income taxes	630	529	1,104	4,622
NET INCOME	$2,859	$2,263	$5,868	$625
Earnings per share
Basic	$0.26	$0.21	$0.54	$0.06
Diluted	$0.26	$0.21	$0.54	$0.06
Dividends per share	$0.10	$0.09	$0.20	$0.18

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$2,859	$2,263	$5,868	$625
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gain (loss)	4,866	(6,452)	9,918	(8,403)
Tax effect	(1,022)	1,352	(2,083)	2,015
Reclassification of gains recognized in net income	(39)	(75)	(43)	(75)
Tax effect	8	18	9	18
Net of tax amount	3,813	(5,157)	7,801	(6,445)
Derivative and hedging activities adjustments:
Changes in unrealized holding (losses) gains on derivatives included in net income	(336)	738	(1,061)	1,195
Tax effect	71	(151)	223	(307)
Reclassification adjustment for gains on derivatives included in net income	(271)	(76)	(488)	(99)
Tax effect	56	13	102	21
Net of tax amount	(480)	524	(1,224)	810
Total other comprehensive income (loss)	3,333	(4,633)	6,577	(5,635)
Comprehensive income (loss)	$6,192	$(2,370)	$12,445	$(5,010)

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, December 31, 2017	11,634,790	$181	$180,532	$(8,604)	$88,546	$(79,420)	$(1,756)	$179,479
Net Income					2,263			2,263
Other comprehensive loss							(4,633)	(4,633)
Reclassification of certain income tax effects from accumulated other comprehensive income					346		(346)	—
Cash dividends declared ($0.09 per share)					(976)			(976)
Stock based compensation			104					104
Allocation of ESOP stock			63	116				179
Allocation of treasury shares to incentive plan	—		—			—		—
Stock options exercised	97,432		(233)			1,195		962
Balance, March 31, 2018	11,732,222	$181	$180,466	$(8,488)	$90,179	$(78,225)	$(6,735)	$177,378

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, December 31, 2018	11,819,814	$181	$180,631	$(8,142)	$96,026	$(77,259)	$(6,662)	$184,775
Net income					2,859			2,859
Other comprehensive income							3,333	3,333
Cash dividends declared ($0.10 per share)					(1,064)			(1,064)
Stock based compensation			98					98
Allocation of ESOP stock			64	113				177
Allocation of treasury shares to incentive plan								—
Reclassification of equity investment securities	(5,495)		64			(64)		—
Purchase of common stock	(405,384)					(6,541)		(6,541)
Balance, March 31, 2019	11,408,935	$181	$180,857	$(8,029)	$97,821	$(83,864)	$(3,329)	$183,637

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2017	11,596,263	$181	$180,764	$(8,720)	$91,147	$(79,891)	$(754)	$182,727
Net Income					625			625
Other comprehensive loss							(5,635)	(5,635)
Reclassification of certain income tax effects from accumulated other comprehensive income					346		(346)	—
Cash dividends declared ($0.18 per share)					(1,939)			(1,939)
Stock based compensation			184					184
Allocation of ESOP stock			130	232				362
Allocation of treasury shares to incentive plan	22,994		(281)			281		—
Stock options exercised	112,965		(331)			1,385		1,054
Balance, March 31, 2018	11,732,222	$181	$180,466	$(8,488)	$90,179	$(78,225)	$(6,735)	$177,378

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2018	11,782,718	$181	$180,765	$(8,255)	$94,112	$(77,707)	$(9,910)	$179,186
Net income					5,868			5,868
Other comprehensive income							6,577	6,577
Cash dividends declared ($0.20 per share)					(2,155)			(2,155)
Stock based compensation			350					350
Allocation of ESOP stock			126	226				352
Allocation of treasury shares to incentive plan	31,601		(384)			384		—
Reclassification of equity investment securities					(4)		4	—
Purchase of common stock	(405,384)					(6,541)		(6,541)
Balance, March 31, 2019	11,408,935	$181	$180,857	$(8,029)	$97,821	$(83,864)	$(3,329)	$183,637

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$5,868	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,476	2,100
Provision for depreciation and amortization	561	599
Amortization and accretion of discounts and premiums, net	1,567	2,227
Net gain on sale of investment securities	(43)	(75)
Net loss recognized on equity securities financial services	(1)	—
Compensation expense on ESOP	352	362
Stock based compensation	350	184
Increase in accrued interest receivable	(398)	(130)
Increase in accrued interest payable	504	34
Earnings on bank-owned life insurance	(484)	(504)
Deferred federal income taxes	1,027	3,525
Decrease in accrued pension liability	(239)	(255)
Gain on foreclosed real estate, net	(104)	(4)
Amortization of identifiable assets	161	279
Other, net	(2,712)	1,910
Net cash provided by operating activities	7,885	10,877
INVESTING ACTIVITIES
Certificate of deposit maturities	250	—
Investment securities available for sale:
Proceeds from sale of investment securities	30,455	22,074
Proceeds from principal repayments and maturities	22,259	32,270
Purchases	(20,729)	(50,617)
Increase in loans receivable, net	(32,462)	(58,649)
Redemption of regulatory stock	9,953	9,034
Purchase of regulatory stock	(11,613)	(12,436)
Proceeds from sale of foreclosed real estate	629	837
Purchase of premises, equipment and software	(336)	(66)
Net cash used for investing activities	(1,594)	(57,553)
FINANCING ACTIVITIES
Decrease in deposits, net	(42,972)	(35,508)
Net increase in short-term borrowings	18,520	103,899
Proceeds from other borrowings	75,700	25,100
Repayment of other borrowings	(54,750)	(59,834)
Increase in advances by borrowers for taxes and insurance	3,527	7,025
Purchase of treasury shares	(6,541)	—
Exercising of stock options	—	1,054
Dividends on common stock	(2,155)	(1,939)
Net cash (used for) provided by financing activities	(8,671)	39,797
Decrease in cash and cash equivalents	(2,380)	(6,879)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,539	41,683
CASH AND CASH EQUIVALENTS AT END OF YEAR	$41,159	$34,804
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$9,876	$7,486
Income taxes	—	(2)
Noncash items:
Transfers from loans to foreclosed real estate	49	688
Unrealized holding gains (losses)	9,882	(8,478)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six months periods ended March 31, 2019 and 2018.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,458,020)	(6,459,392)	(6,386,412)	(6,490,961)
Average unearned ESOP shares	(797,738)	(843,010)	(803,457)	(848,729)
Average unearned non-vested shares	(51,711)	(34,340)	(52,039)	(44,318)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,825,626	10,796,353	10,891,187	10,749,087
Additional common stock equivalents (non-vested stock) used to calculate diluted earnings per share	—	347	—	143
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	25,409		31,149
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,825,626	10,822,109	10,891,187	10,780,379

At March 31, 2019 there were 45,214 shares of nonvested stock outstanding at an average weighted price of $16.01 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2018 there were 53,313 shares of nonvested stock outstanding at an average weighted price of $15.24 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35- 9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company has adopted this standard and has retrospectively applied the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of income/statement of operations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one- time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage- point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to

1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$145,081	$396	$(2,097)	$143,380
Freddie Mac	88,859	65	(1,370)	87,554
Governmental National Mortgage Association Securities	20,142	18	(455)	19,705
Total mortgage-backed securities	254,082	479	(3,922)	250,639
Obligations of states and political subdivisions	24,454	235	(321)	24,368
U.S. government agency securities	8,064	158	(14)	8,208
Corporate obligations	47,915	213	(766)	47,362
Other debt securities	18,613	4	(577)	18,040
Total	$353,128	$1,089	$(5,600)	$348,617

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$147,433	$17	$(5,827)	$141,623
Freddie Mac	99,587	2	(4,415)	95,174
Governmental National Mortgage Association	22,164	—	(838)	21,326
Total mortgage-backed securities	269,184	19	(11,080)	258,123
Obligations of states and political subdivisions	42,090	251	(1,392)	40,949
U.S. government agency securities	5,678	2	(122)	5,558
Corporate obligations	48,559	116	(1,260)	47,415
Other debt securities	20,295	—	(922)	19,373
Total debt securities	385,806	388	(14,776)	371,418
Equity securities - financial services (a)	25	—	(5)	20
Total	$385,831	$388	$(14,781)	$371,438

(a) As of October 1, 2018, the Company adopted ASU 2016-01 resulting in reclassification of equity securities from available for-sale investment securities to other assets. At September 30, 2018, the Company's investment in equity securities was comprised of common stock issued by an unrelated bank holding company.

At March 31, 2019 and September 30, 2018, the Company had $21,000 and $20,000 respectively, in equity securities recorded at fair value. Prior to October 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income (AOCI), net of tax. At September 30, 2018, net unrealized loss net of tax of $4,000 had been recognized in AOCI.  On October 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended March 31, 2019:

(Dollars in thousands)	Three months ended March 31, 2019	Six months ended March 31, 2019
Net gains and (losses) recognized during the period on equity securities	$3	$1
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$3	$1

The amortized cost and fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	28,061	28,124
Due after five years through ten years	95,084	94,171
Due after ten years	229,983	226,322
Total	$353,128	$348,617

For the three months ended March 31, 2019, the Company realized gross gains of $132,000 and gross losses of $93,000 on proceeds from the sale of investment securities of $20.5 million.   For the six months ended March 31, 2019, the Company realized gross gains of $175,000 and gross losses of $132,000 on proceeds from the sale of investment securities of $30.5 million. For the three and six months ended March 31, 2018, the Company realized gross gains of $300,000 and gross losses of $225,000 on proceeds from the sale of investment securities of $22.1 million.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2019
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	84	$2,718	$(22)	$102,134	$(2,075)	$104,852	$(2,097)
Freddie Mac	63	—	—	75,176	(1,370)	75,176	(1,370)
Governmental National Mortgage Association	16	809	(17)	16,534	(438)	17,343	(455)
Obligations of states and political subdivisions	15	—	0	15,753	(321)	15,753	(321)
U.S. government agency securities	1	—	—	1,949	(14)	1,949	(14)
Corporate obligations	32	10,896	(103)	20,187	(663)	31,083	(766)
Other debt securities	19	1,184	(19)	15,789	(558)	16,973	(577)
Total	230	$15,607	$(161)	$247,522	$(5,439)	$263,129	$(5,600)

	September 30, 2018
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	100	$63,997	$(1,442)	$74,783	$(4,385)	$138,780	$(5,827)
Freddie Mac	74	28,902	(830)	65,812	(3,585)	94,714	(4,415)
Governmental National Mortgage Association	19	9,776	(142)	11,550	(696)	21,326	(838)
Obligations of states and political subdivisions	25	7,651	(105)	21,004	(1,287)	28,655	(1,392)
U.S. government agency securities	3	5,177	(122)	—	—	5,177	(122)
Corporate obligations	34	20,172	(363)	13,206	(897)	33,378	(1,260)
Other debt securities	20	2,399	(38)	16,974	(884)	19,373	(922)
Equity Securities (a)	1	20	(5)	—	0	20	(5)
Total	276	$138,094	$(3,047)	$203,329	$(11,734)	$341,423	$(14,781)

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

The Company reviews its position quarterly and has asserted that at March 31, 2019, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2019	September 30, 2018
Real estate loans:
Residential	$595,116	$580,561
Construction	6,399	3,920
Commercial	458,292	416,573
Commercial	58,720	49,479
Obligations of states and political subdivisions	70,549	73,362
Home equity loans and lines of credit	43,668	43,962
Auto Loans	111,899	146,220
Other	2,943	2,682
	1,347,586	1,316,759
Less allowance for loan losses	12,389	11,688
Net loans	$1,335,197	$1,305,071

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2019	September 30, 2018
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$1,593	$2,497
Carrying amount	$1,486	$1,802

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
March 31, 2019
Real estate loans:
Residential	$595,116	$4,311	$—	$590,805
Construction	6,399	—	—	6,399
Commercial	458,292	2,075	1,486	454,731
Commercial	58,720	551	—	58,169
Obligations of states and political subdivisions	70,549	—	—	70,549
Home equity loans and lines of credit	43,668	256	—	43,412
Auto loans	111,899	500	—	111,399
Other	2,943	16	—	2,927
Total	$1,347,586	$7,709	$1,486	$1,338,391

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2018
Real estate loans:
Residential	$580,561	$5,317	$—	$575,244
Construction	3,920	—	—	3,920
Commercial	416,573	5,892	1,801	408,880
Commercial	49,479	85	1	49,393
Obligations of states and political sub divisions	73,362	—	—	73,362
Home equity loans and lines of credit	43,962	114	—	43,848
Auto loans	146,220	445	—	145,775
Other	2,682	17	—	2,665
Total	$1,316,759	$11,870	$1,802	$1,303,087

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2019
With no specific allowance recorded:
Real estate loans
Residential	$3,315	$4,615	$—
Construction	—	—	—
Commercial	1,811	2,534	—
Commercial	454	608	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	238	275	—
Auto loans	136	216	—
Other	16	23	—
Total	5,970	8,271	—
With an allowance recorded:
Real estate loans
Residential	996	1,227	144
Construction	—	—	—
Commercial	264	297	65
Commercial	97	100	88
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	18	18	6
Auto loans	364	469	149
Other	—	—	—
Total	1,739	2,111	452
Total:
Real estate loans
Residential	4,311	5,842	144
Construction	—	—	—
Commercial	2,075	2,831	65
Commercial	551	708	88
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	256	293	6
Auto loans	500	685	149
Other	16	23	—
Total Impaired Loans	$7,709	$10,382	$452

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2018
With no specific allowance recorded:
Real Estate Loans
Residential	$4,449	$6,176	$—
Construction	—	—	—
Commercial	5,892	6,790	—
Commercial	85	349	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	114	138	—
Auto Loans	87	223	—
Other	17	25	—
Total	10,644	13,701	—
With an allowance recorded:
Real Estate Loans
Residential	868	938	149
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	358	375	164
Other	—	—	—
Total	1,226	1,313	313
Total:
Real Estate Loans
Residential	5,317	7,114	149
Construction	—	—	—
Commercial	5,892	6,790	—
Commercial	85	349	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	114	138	—
Auto Loans	445	598	164
Other	17	25	—
Total Impaired Loans	$11,870	$15,014	$313

The following tables represent the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended March 31,
	2019	2018	2019	2018
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,567	$4,180	$—	$6
Construction	—	—	—	—
Commercial	1,934	6,789	8	69
Commercial	207	1,178	1	24
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	229	203	—	—
Auto loans	85	208	1	—
Other	16	28	—	—
Total	6,038	12,586	10	99
With an allowance recorded:
Real estate loans
Residential	1,151	1,256	—	—
Construction	—	—	—	—
Commercial	88	19	—	—
Commercial	32	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	33	12	—	—
Auto loans	250	231	—	—
Other	—	—	—	—
Total	1,554	1,518	—	—
Total:
Real estate loans
Residential	4,718	5,436	—	6
Construction	—	—	—	—
Commercial	2,022	6,808	8	69
Commercial	239	1,178	1	24
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	262	215	—	—
Auto loans	335	439	1	—
Other	16	28	—	—
Total Impaired Loans	$7,592	$14,104	$10	$99

	For the Six Months Ended March 31,
	2019	2018	2019	2018
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,867	$4,305	$3	$16
Construction	—	—	—	—
Commercial	3,209	6,897	54	141
Commercial	145	1,233	1	51
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	190	205	—	1
Auto loans	86	172	1	1
Other	17	29	—	—
Total	7,514	12,841	59	210
With an allowance recorded:
Real estate loans
Residential	983	1,392	—	—
Construction	—	—	—	—
Commercial	44	19	—	—
Commercial	16	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	23	7	—	—
Auto loans	227	247	—	0
Other	—	—	—	—
Total	1,293	1,665	—	0
Total:
Real estate loans
Residential	4,850	5,697	3	16
Construction	—	—	—	—
Commercial	3,253	6,916	54	141
Commercial	161	1,233	1	51
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	213	212	—	1
Auto loans	313	419	1	1
Other	17	29	—	—
Total Impaired Loans	$8,807	$14,506	$59	$210

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at March 31, 2019 and September 30, 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
March 31, 2019
Commercial real estate loans	$438,820	$9,149	$10,323	$—	$458,292
Commercial	57,744	6	970	—	58,720
Obligations of states and political subdivisions	70,549	—	—	—	70,549
Total	$567,113	$9,155	$11,293	$—	$587,561

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2018
Commercial real estate loans	$392,915	$8,960	$14,698	$—	$416,573
Commercial	48,137	8	1,334	—	49,479
Obligations of states and political subdivisions	73,362	—	—	—	73,362
Total	$514,414	$8,968	$16,032	$—	$539,414

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2019 and September 30, 2018 (in thousands):

	Performing	Non- performing	Purchased Credit Impaired	Total
March 31, 2019
Real estate loans:
Residential	$590,647	$4,469	$—	$595,116
Construction	6,399	—	—	6,399
Home equity loans and lines of credit	43,280	388	—	43,668
Auto loans	111,220	679	—	111,899
Other	2,909	34	—	2,943
Total	$754,455	$5,570	$—	$760,025

	Performing	Non- performing	Purchased Impaired Credit	Total
September 30, 2018
Real estate loans:
Residential	$575,244	$5,317	$—	$580,561
Construction	3,920	—	—	3,920
Home equity loans and lines of credit	43,746	216	—	43,962
Auto loans	145,633	587	—	146,220
Other	2,664	18	—	2,682
Total	$771,207	$6,138	$—	$777,345

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2019 and September 30, 2018 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
March 31, 2019
Real estate loans:
Residential	$588,638	$1,283	$726	$—	$4,469	$6,478	$—	$—	$595,116
Construction	6,399	—	—	—	—	—	—	—	6,399
Commercial	455,031	70	—	—	1,921	1,991	249	1,021	458,292
Commercial	57,818	37	21	—	628	686	—	216	58,720
Obligations of states and political subdivisions	70,549	—	—	—	—	—	—	—	70,549
Home equity loans and lines of credit	43,145	129	6	—	388	523	—	—	43,668
Auto loans	109,914	1,280	26	—	679	1,985	—	—	111,899
Other	2,881	16	12	—	34	62	—	—	2,943
Total	$1,334,375	$2,815	$791	$—	$8,119	$11,725	$249	$1,237	$1,347,586

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2018
Real estate loans:
Residential	$572,236	$2,088	$920	$—	$5,317	$8,325	$—	$—	$580,561
Construction	3,920	—	—	—	—	—	—	—	3,920
Commercial	412,636	185	—	—	1,951	2,136	255	1,546	416,573
Commercial	48,567	25	11	—	875	911	—	1	49,479
Obligations of states and political subdivisions	73,362	—	—	—	—	—	—	—	73,362
Home equity loans and lines of credit	43,716	30	—	—	216	246	—	—	43,962
Auto loans	144,140	1,473	20	—	587	2,080	—	—	146,220
Other	2,647	17	—	—	18	35	—	—	2,682
Total	$1,301,224	$3,818	$951	$—	$8,964	$13,733	$255	$1,547	$1,316,759

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2019 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and six months periods ended March 31, 2019 and 2018 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at December 31, 2018	$3,745	$43	$3,496	$1,704	$295	$298	$1,694	$26	$920	$12,221
Charge-offs	(131)	—	(7)	—	—	(19)	(370)	(11)	—	(538)
Recoveries	3	—	12	—	—	2	88	1	—	106
Provision	125	16	315	161	(1)	14	196	11	(237)	600
ALL balance at March 31, 2019	$3,742	$59	$3,816	$1,865	$294	$295	$1,608	$27	$683	$12,389
ALL balance at December 31, 2017	$3,769	$33	$2,319	$1,054	$213	$449	$1,962	$21	$13	$9,833
Charge-offs	(52)	—	(14)	(5)	—	(6)	(550)	(15)	—	(642)
Recoveries	3	—	—	—	—	3	211	2	—	219
Provision	35	0	516	170	56	(45)	281	13	74	1,100
ALL balance at March 31, 2018	$3,755	$33	$2,821	$1,219	$269	$401	$1,904	$21	$87	$10,510

ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Charge-offs	(273)	—	(7)	(22)	—	(19)	(738)	(11)	—	(1,070)
Recoveries	9	—	12	—	—	3	269	2	—	295
Provision	401	24	353	425	(29)	15	218	13	56	1,476
ALL balance at March 31, 2019	$3,742	$59	$3,816	$1,865	$294	$295	$1,608	$27	$683	$12,389
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Charge-offs	(95)	—	(15)	(137)	—	(6)	(1,087)	(21)	—	(1,361)
Recoveries	6	—	2	10	—	5	381	2	—	406
Provision	(34)	10	1,076	359	21	(68)	774	19	(57)	2,100
ALL balance at March 31, 2018	$3,755	$33	$2,821	$1,219	$269	$401	$1,904	$21	$87	$10,510

During the three months ended March 31, 2018 the Company recorded provision expense for the construction loans, commercial real estate, commercial, obligations of states and political subdivisions, auto and other loan segments. Credit provisions were recorded for the residential real estate and home equity loans and line of credit segments.

During the three and six months ended March 31, 2019 the Company recorded provision expense for the residential real estate, construction loans, commercial real estate, commercial, home equity loans and lines of credit, auto and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the obligations of states and political subdivisions segment.

During the six months ended March 31, 2018 the Company recorded provision expense for the residential real estate, construction loans, commercial real estate, commercial, auto and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the home equity loans and lines of credit segment.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2019 and September 30, 2018 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$144	$—	$65	$88	$—	$6	$149	$—	$—	$452
Collectively evaluated for impairment	3,598	59	3,751	1,777	294	289	1,459	27	683	11,937
ALL balance at March 31, 2019	$3,742	$59	$3,816	$1,865	$294	$295	$1,608	$27	$683	$12,389
Individually evaluated for impairment	$149	$—	$—	$—	$—	$—	$164	$—	$—	$313
Collectively evaluated for impairment	3,456	35	3,458	1,462	323	296	1,695	23	627	11,375
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688

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

There were no troubled debt restructurings granted during the three months ended March 31, 2019. The following is a summary of troubled debt restructuring granted during the three months ended March 31, 2018 and the six months ended March 31, 2019 and 2018 (dollars in thousands):

For the Three Months Ended March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	—	$—	$—
Construction	—	—	—
Commercial	1	107	107
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	1	15	15
Other	—	—	—
Total	2	$122	$122

	For the Six Months Ended March 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$95	$95
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	2	159	159
Auto loans	1	21	21
Other	—	—	—
Total	5	$275	$275

	For the Six Months Ended March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$243	$235
Construction	—	—	—
Commercial	1	107	107
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	1	15	15
Other	—	—	—
Total	4	$365	$357

For the three months ended March 31, 2018, one loan $107,000 was granted term concessions and one loan for $15,000 was granted terms and rate concessions.

Of the five new troubled debt restructurings granted for the six months ended March 31, 2019, one loan totaling $14,000 was granted term concessions, one loan totaling $81,000 was granted an interest rate concession and three loans totaling $180,000 were granted term and rate concessions.

For the six months ended March 31, 2018, three loans totaling $250,000 were granted terms and rate concessions and one loan for $107,000 was granted term concessions.

For the three and six months ended March 31, 2019, no loans defaulted on a restructuring agreement within one year of modification.

For the three months ended March 31, 2018, one loan totaling $72,000 defaulted on a restructuring agreement within one year of modification.

For the six months ended March 31, 2018, two loans totaling $95,000 defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in the Consolidated Balance Sheet. As of March 31, 2019, included within the foreclosed assets is $620,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end. As of March 31, 2019, the Company has initiated formal foreclosure proceedings on $2.2 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2019	September 30, 2018
Non-interest bearing demand accounts	$167,948	$158,340
Interest bearing demand accounts	178,593	221,327
Money market accounts	327,906	296,078
Savings and club accounts	136,875	135,862
Certificates of deposit	482,561	525,248
Total	$1,293,883	$1,336,855

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and six month periods ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Service Cost	$—	$—	$—	$—
Interest Cost	173	175	347	349
Expected return on plan assets	(293)	(299)	(586)	(597)
Amortization of unrecognized loss	—	—	—	—
Net periodic benefit cost	$(120)	$(124)	$(239)	$(248)

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

The Company classifies share-based compensation for employees and outside directors within “Compensation and employee benefits” in the Consolidated Statement of Operations to correspond with the same line item as compensation paid.

Restricted stock shares outstanding at March 31, 2019 vest over periods ranging from 6 to 43 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended March 31, 2019 and 2018, the Company recorded $98,000 and $104,000 of share based compensation expense, respectively, comprised of restricted stock expense.

For the six months ended March 31, 2019 and 2018, the Company recorded $350,000 and $184,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at March 31, 2019 is $736,000 over the remaining vesting period of 3.50 years.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2019, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2018	35,072	$15.37
Granted	37,236	16.23
Vested	(11,625)	15.95
Forfeited	(5,120)	15.87
Nonvested at March 31, 2019	55,563	$15.93

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of March 31, 2019 and September 30, 2018 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	March 31, 2019
	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$250,639	$—	$250,639
Obligations of states and political subdivisions	—	24,368	—	24,368
U.S. government agencies	—	8,208	—	8,208
Corporate obligations	—	39,629	7,733	47,362
Other debt securities	—	18,040	—	18,040
Total Debt Securities	$—	$340,884	$7,733	$348,617

Equity securities- financial services	$21	$—	$—	$21
Derivatives and hedging activities:	—	1,143	—	1,143

	September 30, 2018
	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$258,123	$—	$258,123
Obligations of states and political subdivisions	—	40,949	—	40,949
U.S. government agencies	—	5,558	—	5,558
Corporate obligations	—	39,677	7,738	47,415
Other debt securities	—	19,373	—	19,373
Equity securities-financial services	20	—	—	20
Total Securities	$20	$363,680	$7,738	$371,438

Derivatives and hedging activities:	—	2,452		2,452

The following tables present a summary of changes in the fair value of the Company’s Level III investments for the three and six month periods ended March 31, 2019 and 2018 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	March 31, 2019	March 31, 2018
Beginning balance	$7,642	$7,826
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income (loss)	91	(59)
Transfers in and/or out of Level III	—	—
	$7,733	$7,767

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six Months Ended
	March 31, 2019	March 31, 2018
Beginning balance	$7,738	$7,224
Purchases, sales, issuances, settlements, net	—	500
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive (loss) income	(5)	43
Transfers in and/or out of Level III	—	—
	$7,733	$7,767

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of March 31, 2019 and September 30, 2018 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	March 31, 2019
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$665	$665
Impaired loans	—	—	7,257	7,257

	September 30, 2018
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$1,141	$1,141
Impaired loans	—	—	11,557	11,557

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2019
Impaired loans	$7,257	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	665	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (26.8%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2018
Impaired loans	$11,557	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 57% (24.0%)
Foreclosed real estate owned	1,141	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (22.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2019, 146 impaired loans with a carrying value of $7.7 million were reduced by specific valuation allowance totaling $452,000 resulting in a net fair value of $7.3 million based on Level 3 inputs. At September 30, 2018, 133 impaired loans with a carrying value of $11.9 million were reduced by a specific valuation totaling $313,000 resulting in a net fair value of $11.6 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The methods and assumptions used by the Company in estimating fair values of financial instruments at March 31, 2019 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculations of the tables below. Prior period fair value calculations were run on the assumption of entry pricing and therefore the comparability between the periods below are diminished.

	March 31, 2019
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$41,159	$41,159	$—	$—	$41,159
Certificates of deposit	250	—	—	250	250
Loans receivable, net	1,335,197	—	—	1,307,305	1,307,305
Accrued interest receivable	7,038	7,038	—	—	7,038
Regulatory stock	14,633	14,633	—	—	14,633
Mortgage servicing rights	210	—	—	323	323
Bank owned life insurance	39,114	39,114	—	—	39,114
Financial liabilities:
Deposits	$1,293,883	$811,322	$—	$480,401	$1,291,723
Short-term borrowings	198,293	198,293	—	—	198,293
Other borrowings	139,673	—	—	139,594	139,594
Advances by borrowers for taxes and insurance	10,353	10,353	—	—	10,353
Accrued interest payable	1,873	1,873	—	—	1,873

	September 30, 2018
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,539	$43,539	$—	$—	$43,539
Certificates of deposit	500	—	—	505	505
Loans receivable, net	1,305,071	—	—	1,269,127	1,269,127
Accrued interest receivable	6,640	6,640	—	—	6,640
Regulatory stock	12,973	12,973	—	—	12,973
Mortgage servicing rights	206	—	—	340	340
Bank owned life insurance	38,630	38,630	—	—	38,630
Financial liabilities:
Deposits	$1,336,855	$811,607	$—	$520,861	$1,332,468
Short-term borrowings	179,773	179,773	—	—	179,773
Other borrowings	118,723	—	—	117,920	117,920
Advances by borrowers for taxes and insurance	6,826	6,826	—	—	6,826
Accrued interest payable	1,369	1,369	—	—	1,369

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and six month periods ended March 31, 2019 and 2018 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at December 31, 2018	$(477)	$(7,377)	$1,192	(6,662)
Other comprehensive income (loss) before reclassifications	—	3,846	(267)	3,579
Amounts reclassified from accumulated other comprehensive loss	—	(31)	(215)	(246)
Period change	—	3,815	(482)	3,333
Balance at March 31, 2019	$(477)	$(3,562)	$710	$(3,329)
Balance at December 31, 2017	$(628)	$(2,215)	$1,087	$(1,756)
Other comprehensive income before reclassifications	—	(5,100)	587	(4,513)
Amounts reclassified from accumulated other comprehensive loss	—	(57)	(63)	(120)
Period change	—	(5,157)	524	(4,633)
Reclassification of certain income tax effects from other comprehensive (loss) income	(124)	(436)	214	(346)
Balance at March 31, 2018	$(752)	$(7,808)	$1,825	$(6,735)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	$(9,910)
Other comprehensive income (loss) before reclassifications	—	7,837	(840)	6,997
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(34)	(386)	(420)
Reclassification of certain income tax effects from accumulated other comprehensive loss	—	4	—	4
Period change	—	7,807	(1,226)	6,581
Balance at March 31, 2019	$(477)	$(3,562)	$710	$(3,329)
Balance at September 30, 2017	$(628)	$(927)	$801	$(754)
Other comprehensive income before reclassifications	—	(6,388)	888	(5,500)
Amounts reclassified from accumulated other comprehensive loss	—	(57)	(78)	(135)
Period change	—	(6,445)	810	(5,635)
Reclassification of certain income tax effects from accumulated other comprehensive loss	(124)	(436)	214	(346)
Balance at March 31, 2018	$(752)	$(7,808)	$1,825	$(6,735)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six month periods ended March 31, 2019 and 2018 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details About Accumulated Other Comprehensive Loss Components	Accumulated Other Comprehensive Loss for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2019	2018
Securities available for sale
Net securities gains reclassified into earnings	$39	$75	Gain on sale of investments, net
Related income tax expense	(8)	(18)	Income taxes
Net effect on accumulated other comprehensive loss for the period	31	57
Derivatives and hedging activities:
Interest expense, effective portion	271	76	Interest expense
Related income tax expense	(56)	(13)	Income taxes
Net effect on accumulated other comprehensive loss for the period	215	63
Total reclassification for the period	$246	$120

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss For the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2019	2018
Securities available for sale:
Net securities gains reclassified into earnings	$43	$75	Gain on sale of investments, net
Related income tax expense	(9)	(18)	Income taxes
Net effect on accumulated other comprehensive loss for the period	34	57	Net of tax
Derivative and Hedging Activities:
Interest expense, effective portion	488	99	Interest expense
Related income tax expense	(102)	(21)	Income taxes
Net effect on accumulated other comprehensive loss for the period	386	78	Net of tax
Total reclassification for the period	$420	$135

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2019 and September 30, 2018 (in thousands).

		Fair Values of Derivative Instruments					Fair Values of Derivative Instruments
		Asset Derivatives					Liability Derivatives
		As of March 31, 2019		As of September 30, 2018			As of March 31, 2019		As of Septenber 30, 2018
	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments						Derivatives designated as hedging instruments
Interest Rate Products	$100,000	Other Assets	$1,355	Other Assets	$2,595	Interest Rate Products	Other Liabilities	$244	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,355		$2,595	Total derivatives designated as hedging instruments		$244		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of March 31, 2019, the Company had four interest rate swaps with a notional principal amount of $100.0 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended March 31, 2019 and September 30, 2018.

Amounts reported in accumulated other comprehensive loss related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended March 31, 2019 and 2018, the Company had $271,000 and $76,000 respectively, of gains reclassified to interest expense. During the six months ended March 31, 2019 and 2018, the Company had $488,000 and $99,000 respectively, of gains reclassified to interest expense. During the next twelve months, the Company estimates that $739,000 will be reclassified as a decrease in interest expense.

The tables below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and six month periods ended March 31, 2019 and 2018 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,			Gain (Loss)Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018	Location of Gain Reclassified from Accumulated OCI into Income	2019	2018
Interest Rate Products	$(609)	$738	Interest expense	$271	$76
Total	$(609)	$738		$271	$76
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss)Reclassified from Accumulated OCI into Income (Effective Portion) Six Months Ended March 31,
	2019	2018		2019	2018
Interest Rate Products	$(1,550)	$1,195	Interest expense	$488	$99
Total	$(1,550)	$1,195		$488	$99

The table below presents the effect of the Company’s derivative financial instruments on Consolidated Statement of Operations for the three and six months ended March 31, 2019 and 2018.

	Location and Amount of Gain Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended March 31, 2019		Three months ended March 31, 2018
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$271	$—	$76	$—
The effects of fair value and cash flow hedging:
Gain in cash flow hedging relationships
Interest contracts
Amount of gain reclassified from accumulated other comprehensive income into income	$271	$—	$76	$—

	Location and Amount of Gain Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six months ended March 31, 2019		Six months ended March 31, 2018
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$488	$—	$99	$—
The effects of fair value and cash flow hedging:
Gain in cash flow hedging relationships
Interest contracts
Amount of gain reclassified from accumulated other comprehensive income into income	$488	$—	$99	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives for the periods ended March 31, 2019 and 2018. The net amounts of derivative assets or liabilities can be reconciled on the tabular disclosure of fair value. The tabular disclosure of fair value provides the location the derivative assets and liabilities are presented on the Consolidated Balance Sheet. There were no derivative liabilities for the periods ended March 31, 2019 and September 30, 2018.

Offsetting of Derivative Assets
as of March 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,355	$—	$1,355	$(244)	$1,111	$—

Offsetting of Derivative Liabilities
as of March 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$244	$—	$244	$(244)	$—	$—

Offsetting of Derivative Assets
as of September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,595	$—	$2,595	$—	$2,540	$55

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

As of March 31, 2019, and September 30, 2018, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2019 and 2018, it could have been required to settle its obligations under the agreements at the termination value.

13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The Bank will continue to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

Comparison of Financial Condition at March 31, 2019 and September 30, 2018

Total Assets. Total assets increased by $2.0 million, or 0.11%, to $1.84 billion at March 31, 2019 from $1.83 billion at September 30, 2018 due primarily to growth in loans partially offset by a decrease in investment securities available for sale.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $2.4 million, or 5.5%, to $41.2 million at March 31, 2019 from $43.5 million at September 30, 2018. Decreases in cash and dues from banks of $4.7 million, which were partially offset by an increase in interest bearing deposits with other institutions of $2.3 million, were the reasons for the net decrease.

Net Loans. Net loans increased $30.1 million, or 2.3%, to $1.34 billion at March 31, 2019 from $1.31 billion at September 30, 2018. During this period, residential loans increased $14.6 million to $595.1 million, construction loans increased $2.5 million to $6.4 million, commercial real estate loans increased $41.7 million to $458.3 million, commercial loans increased $9.2 million to $58.7 million, obligations of states and political subdivisions decreased $2.8 million to $70.5 million, home equity loans and lines of credit decreased $294,000 to $43.7 million, auto loans decreased $34.4 million to $111.9 million, and other loans increased $261,000 to $2.9 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $22.8 million, or 6.1%, to $348.6 million at March 31, 2019 from $371.4 million at September 30, 2018. The decrease was due primarily to the sale of $30.5 million in investment securities, which was partially offset by increases in U.S. government agency securities of $2.7 million and other new securities purchases. The Company realized a net gain of $43,000 on the sale of investment securities totaling $30.5 million for the six months ended March 31, 2019.

Deposits. Deposits decreased $43.0 million, or 3.2%, to $1.29 billion at March 31, 2019 from $1.34 billion at September 30, 2018 due primarily to a decrease in municipal deposits. A decrease in interest bearing demand accounts of $42.7 million was offset in part by increases in noninterest bearing demand accounts of $9.6 million and money market accounts of $31.8 million. The decrease in certificates of deposit, which decreased to $482.6 million at March 31, 2019, was offset by an increase in brokered certificates of deposit of $10.3 million to $158.4 million.

Borrowed Funds. Borrowed funds increased by $39.5 million, or 13.2%, to $338.0 million at March 31, 2019, from $298.5 million at September 30, 2018. The increase in borrowed funds was due to an increase in short term borrowings of $18.5 million and an increase in other borrowings of $21.0 million. Short term borrowings increased due to asset growth and the decline in deposits. All borrowings at March 31, 2019 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

Stockholders’ Equity. Stockholders’ equity increased by $4.5 million, or 2.5%, to $183.6 million at March 31, 2019 from $179.2 million at September 30, 2018. The increase in stockholders’ equity was primarily due to a decrease in accumulated other comprehensive loss of $6.6 million together with net income of $5.9 million, which were partially offset by an increase in treasury stock due to the repurchase in February, 2019, by the Company of 405,384 of its common stock at an aggregate cost of $6.2 million under a previously disclosed stock repurchase plan.

Average Balance Sheets for the Three and Six Months Ended March 31, 2019 and 2018

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,343,464	$14,042	4.24%	$1,295,240	$12,953	4.06%
Investment Securities
Taxable(2)	71,248	702	4.00%	79,295	686	3.51%
Exempt from federal income tax(2)(3)	19,033	94	2.54%	47,952	285	3.05%
Total investment securities	90,281	796	3.69%	127,247	971	3.34%
Mortgage-backed securities	279,370	1,828	2.65%	258,319	1,500	2.35%
Federal Home Loan Bank stock	14,680	307	8.48%	16,842	331	7.97%
Other	25,072	155	2.51%	5,334	92	6.99%
Total interest-earning assets	1,752,867	17,128	3.97%	1,702,982	15,847	3.79%
Allowance for loan losses	(12,355)			(10,047)
Noninterest-earning assets	109,611			129,417
Total assets	$1,850,123			$1,822,352
Interest-bearing liabilities:
NOW accounts	$190,855	$170	0.36%	$175,987	$105	0.24%
Money market accounts	324,930	976	1.22%	248,695	351	0.57%
Savings and club accounts	132,625	17	0.05%	135,899	17	0.05%
Certificates of deposit	499,734	2,392	1.94%	520,257	1,886	1.47%
Borrowed funds	336,235	1,841	2.22%	388,589	1,553	1.62%
Total interest-bearing liabilities	1,484,379	5,396	1.47%	1,469,427	3,912	1.08%
Non-interest-bearing NOW accounts	160,029			149,994
Non-interest-bearing liabilities	20,355			23,681
Total liabilities	1,664,763			1,643,102
Equity	185,360			179,250
Total liabilities and equity	$1,850,123			$1,822,352
Net interest income		$11,732			$11,935
Interest rate spread			2.50%			2.71%
Net interest-earning assets	$268,488			$233,555
Net interest margin(4)			2.71%			2.84%
Average interest-earning assets to average interest-bearing liabilities		118.09%			115.89%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)

Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended March 31, 2019 and 24.25% for the three months ended March 31, 2018.

(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Six Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,331,758	$27,949	4.21%	$1,281,427	$25,736	4.03%
Investment Securities
Taxable(2)	69,719	1,378	3.96%	80,020	1,343	3.37%
Exempt from federal income tax(2)(3)	22,205	230	2.63%	48,984	573	2.97%
Total investment securities	91,924	1,608	3.64%	129,004	1,916	3.22%
Mortgage-backed securities	278,897	3,634	2.61%	258,337	2,902	2.25%
Federal Home Loan Bank stock	14,072	529	7.54%	15,550	506	6.53%
Other	24,722	277	2.25%	5,538	163	5.90%
Total interest-earning assets	1,741,373	33,997	3.92%	1,689,856	31,223	3.72%
Allowance for loan losses	(12,110)			(9,776)
Noninterest-earning assets	112,109			132,286
Total assets	$1,841,372			$1,812,366
Interest-bearing liabilities:
NOW accounts	$199,945	$358	0.36%	$190,759	$244	0.26%
Money market accounts	320,184	1,798	1.13%	249,167	684	0.55%
Savings and club accounts	131,903	35	0.05%	135,492	35	0.05%
Certificates of deposit	506,133	4,752	1.88%	523,260	3,773	1.45%
Borrowed funds	321,669	3,437	2.14%	358,527	2,784	1.56%
Total interest-bearing liabilities	1,479,834	10,380	1.41%	1,457,205	7,520	1.03%
Non-interest-bearing NOW accounts	159,011			151,295
Non-interest-bearing liabilities	19,263			22,147
Total liabilities	1,658,108			1,630,647
Equity	183,264			181,719
Total liabilities and equity	$1,841,372			$1,812,366
Net interest income		$23,617			$23,703
Interest rate spread			2.51%			2.69%
Net interest-earning assets	$261,539			$232,651
Net interest margin(4)			2.72%			2.81%
Average interest-earning assets to average interest-bearing liabilities		117.67%			115.97%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)

Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the six months ended March 31, 2019 and 24.25% for the six months ended March 31, 2018.

(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018

Net Income. Net income increased $596,000, or 26.3%, to $2.9 million for the three months ended March 31, 2019 compared to net income of $2.3 million for the comparable period in 2018. The increase was due to an increase in non-interest income combined with decreases in the provision for loan losses and non interest expense partially offset by a decrease in net interest income and an increase in the income tax provision.

Net Interest Income. Net interest income decreased $203,000, or 1.7%, to $11.7 million for the three months ended March 31, 2019 from $11.9 million for the comparable period in 2018. The decrease was primarily attributable to a decrease of twenty-one basis points in the Company’s interest rate spread to 2.50% for the three months ended March 31, 2019 from 2.71% for the comparable period in 2018 partially offset by a $34.9 million increase in the average balance of the Company’s net interest earning assets for the three months ended March 31, 2019.

Interest Income. Interest income increased $1.2 million, or 8.1%, to $17.1 million for the three months ended March 31, 2019 from $15.8 million for the comparable 2018 period. The increase resulted primarily from an increase in the average yield on interest earning assets of 18 basis points to 3.97% for the three months ended March 31, 2019 from 3.79% in the comparable 2018 period and an increase in the average balance of interest earning assets of $49.9 million. The average balance of loans increased $48.2 million between the two periods. In addition, between the two periods, the average balance of investment securities decreased $37.0 million, mortgage-backed securities increased $21.1 million, FHLB stock decreased $2.2 million and other interest earning assets increased $19.7 million.

Interest Expense. Interest expense increased $1.5 million, or 37.9%, to $5.4 million for the three months ended March 31, 2019 from $3.9 million for the comparable 2018 period. The increase resulted from an increase in the cost of interest bearing liabilities of 39 basis points and an increase in the average balance of interest bearing liabilities of $15.0 million between the two periods. The Federal Reserve increased the Fed Funds interest rate by a total of 75 basis points between December 31, 2017 and March 31, 2019. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 2.22% for the three months ended March 31, 2019 from 1.62% for the comparable period in 2018 and cost of certificates of deposit to 1.94% from 1.47% for the same comparative periods. For the three months ended March 31, 2019 and 2018 the average cost of interest bearing liabilities was 1.47% and 1.08%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $600,000 for the three month period ended March 31, 2019 compared to $1.1 million for the three month period ended March 31, 2018. The allowance for loan losses was $12.4 million, or 0.92% of loans outstanding at March 31, 2019, compared to $11.7 million, or 0.89% of loans outstanding, at September 30, 2018.

Non-interest Income. Non-interest income increased $123,000, or 6.3%, to $2.1 million for the three months ended March 31, 2019 from $1.9 million for the comparable period in 2018. An increase in other income of $237,000, was partially offset by decreases in service fees on deposit accounts of $37,000, service charges and fees on loans of $23,000, trust and investment fees of $2,000, gain on sale of investments, net of $36,000, insurance commissions of $10,000 and earnings on bank owned life insurance of $9,000. Other income increased primarily due to the settlement of $280,000 from a previously purchased credit impaired loan.

Non-interest Expense. Non-interest expense decreased $277,000, or 2.8%, to $9.7 million for the three months ended March 31, 2019 from $10.0 million for the comparable period in 2018. The primary reasons for the decrease were decreases in occupancy and equipment expenses of $74,000, amortization of intangible assets of $58,000, other expense of $130,000 and a decrease in loss on foreclosed real estate of $21,000 which were offset in part by an increase of $135,000 in compensation and employee benefits, $20,000 in professional fees, $42,000 in data processing fees and $3,000 in advertising expenses.

Income Taxes. Income tax expense increased $101,000 to $630,000 for the three months ended March 31, 2019 from $529,000 for the comparable 2018 period. The effective tax rate for the three months ended March 31, 2019 was 18.1% compared to 18.9% for the 2018 period.

Comparison of Operating Results for the Six Months Ended March 31, 2019 and March 31, 2018

Net Income. Net income increased $5.2 million, or 838.9%, to $5.9 million for the six months ended March 31, 2019 compared to net income of $625,000 for the comparable period in 2018. The increase was due to an increase in non interest income combined with decreases in the provision for loan losses and non interest expense partially offset by a decrease in net interest income and an decrease in the income tax provision. The net income of $625,000 for the six month period ended March 31, 2018 was primarily affected by a one time charge to income tax expense of $3.7 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.

Net Interest Income. Net interest income decreased $86,000, or 0.4%, to $23.6 million for the six months ended March 31, 2019 from $23.7 million for the comparable period in 2018. The decrease was primarily attributable to a decrease of eighteen basis points in the Company’s interest rate spread to 2.51% for the six months ended March 31, 2019 from 2.69% for the comparable period in 2018.

Interest Income. Interest income increased $2.8 million, or 8.9%, to $34.0 million for the six months ended March 31, 2019 from $31.2 million for the comparable 2018 period. The increase resulted primarily from an increase in the average yield on interest earning assets of 20 basis points to 3.92% for the six months ended March 31, 2019 from 3.72% in the comparable 2018 period and an increase in the average balance of interest earning assets of $51.5 million. The average balance of loans increased $50.3 million between the two periods. In addition, between the two periods, the average balance of investment securities decreased $37.1 million, mortgage-backed securities increased $20.6 million, FHLB stock decreased $1.5 million and other interest earning assets increased $19.2 million.

Interest Expense. Interest expense increased $2.9 million, or 38.0%, to $10.4 million for the six months ended March 31, 2019 from $7.5 million for the comparable 2018 period. The increase resulted from an increase in the cost of interest bearing liabilities of 38 basis points and an increase in the average balance of interest bearing liabilities of $22.6 million between the two periods. The Federal Reserve increased the Fed Funds interest rate by a total of 75 basis points between March 31, 2018 and March 31, 2019. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 2.14% for the six months ended March 31, 2019 from 1.56% for the comparable period in 2018 and cost of certificates of deposit to 1.88% from 1.45% for the same comparative periods. For the six months ended March 31, 2019 and 2018 the average cost of interest bearing liabilities was 1.41% and 1.03%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.5 million for the six month period ended March 31, 2019 compared to $2.1 million for the six month period ended March 31, 2018. The allowance for loan losses was $12.4 million, or 0.92% of loans outstanding, at March 31, 2019, compared to $11.7 million, or 0.89% of loans outstanding, at September 30, 2018.

Non-interest Income. Non-interest income increased $280,000, or 7.2%, to $4.2 million for the six months ended March 31, 2019 from $3.9 million for the comparable period in 2018. Increases in other income of $434,000, and insurance commissions of $20,000 were partially offset by decreases in service fees on deposit accounts of $57,000, service charges and fees on loans of $62,000, gain on sale of investments, net of $32,000, trust and investment fees of $3,000, and earnings on bank owned life insurance of $20,000. Other income increased primarily due to a recovery of $226,000 of previously expensed professional fees related to the settlement of a non-performing loan and the Company’s settlement of $280,000 from a previously purchased credit impaired loan.

Non-interest Expense. Non-interest expense decreased $907,000, or 4.5%, to $19.2 million for the six months ended March 31, 2019 from $20.3 million for the comparable period in 2018. The primary reasons for the decrease were decreases in professional fees of $22,000, occupancy and equipment expenses of $233,000, amortization of intangible assets of $118,000, other expense of $505,000 and an increase in gain on foreclosed real estate of $100,000 which were offset in part by an increase of $131,000 in compensation and employee benefits, and data processing fees and $16,000.

Income Taxes. Income tax expense decreased $3.5 million to $1.1 million for the six months ended March 31, 2019 from $4.6 million for the comparable 2018 period.  The decrease was primarily a result of a one time charge to income tax expense of $3.7 million in the six months ended December 31, 2017 related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017. The effective tax rate for the six months ended March 31, 2019 was 15.8% compared to 88.1% for the 2018 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	March 31, 2019	September 30, 2018
Non-performing assets:
Non-accruing loans	$8,335	$8,964
Non-accruing purchased credit impaired loans	1,237	1,547
Total non-performing loans	9,572	10,511
Foreclosed real estate	665	1,141
Other repossessed assets	16	16
Total non-performing assets	$10,253	$11,668
Ratio of non-performing loans to total loans	0.71%	0.80%
Ratio of non-performing loans to total assets	0.52%	0.57%
Ratio of non-performing assets to total assets	0.56%	0.64%
Ratio of allowance for loan losses to total loans	0.92%	0.85%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $1.4 million from September 30, 2018 to March 31, 2019. The number of nonperforming residential loans was 53 at March 31, 2019 compared to 58 at September 30, 2018. The $9.6 million of non-accruing loans at March 31, 2019 included 53 residential loans with an aggregate outstanding balance of $4.5 million, 25 commercial and commercial real estate loans with aggregate outstanding balances of $4.0 million and 97 consumer loans with aggregate balances of $1.1 million. Within the residential loan balance are $2.3 million of loans less than 90 days past due. In the quarter ended March 31, 2019, the Company identified 21 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $476,000 to $665,000 at March 31, 2019. Foreclosed real estate consists of 11 residential properties, one building lot and two commercial properties.

At March 31, 2019, the principal balance of troubled debt restructures (“TDRs”) was $3.5 million compared to $4.4 million at September 30, 2018. Of the $3.5 million of troubled debt restructures at March 31, 2019, $78,000 are performing loans and $3.4 million are non-accrual loans.

As of March 31, 2019, TDRs were comprised of 21 residential loans totaling $2.3 million, four commercial and commercial real estate loans totaling $905,000 and seven consumer (home equity loans, home equity lines and credit, indirect auto and other) loans totaling $254,000.

For the six month period ended March 31, 2019, eleven loans were removed from non-performing TDR status.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2019, $41.2 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. As of March 31, 2019, we had $338.0 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $659.2 million.

At March 31, 2019, we had $203.3 million in loan commitments outstanding, which included, in part, $57.8 million in undisbursed construction loans and land development loans, $50.1 million in unused home equity lines of credit, $83.4 million in commercial lines of credit and commitments to originate commercial loans, $6.3 million in performance standby letters of credit and $5.7 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2019 totaled $327.3 million, or 67.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2020. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $7.9 million and $10.9 million for the six months ended March 31, 2019 and 2018, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $1.6 million and $57.6 million for the six months ended March 31, 2019 and 2018, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided (used for), of $(8.7) million and $39.8 million for the six months ended March 31, 2019 and 2018, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2019 or 2018.

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

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp in the process of making loans, received unearned fees and kickbacks in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The Bank will continue to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2018, filed on December 14, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2019:

Company Purchases of Common Stock
Month Ending	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 31, 2019	—	$—	—	—
February 28, 2019	405,384	$16.13	400,000	—
March 31, 2019	—	$—	—	—
Total	405,384	$16.13	400,000	—

(1)	On August 1, 2018, the Company announced the authorization of a seventh stock repurchase program for up to 400,000 shares of its common stock. This plan has no expiration date.
(2)	The additional 5,384 shares were purchased as part of a privately negotiated transaction.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

ESSA BANCORP, INC.

Date: May 9, 2019	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 9, 2019	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer