Form 10-Q
period 2019-06-30
ESSA Bancorp, Inc.
filed 2019-08-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, there were 11,408,935 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	September 30,
	2019	2018
	(dollars in thousands)
ASSETS
Cash and due from banks	$34,925	$39,197
Interest-bearing deposits with other institutions	5,773	4,342
Total cash and cash equivalents	40,698	43,539
Certificates of deposit	250	500
Investment securities available for sale, at fair value	325,327	371,438
Loans receivable (net of allowance for loan losses of $12,606 and $11,688)	1,326,623	1,305,071
Regulatory stock, at cost	12,488	12,973
Premises and equipment, net	14,321	14,601
Bank-owned life insurance	39,356	38,630
Foreclosed real estate	505	1,141
Intangible assets, net	1,140	1,375
Goodwill	13,801	13,801
Deferred income taxes	5,194	8,441
Other assets	20,321	22,280
TOTAL ASSETS	$1,800,024	$1,833,790
LIABILITIES
Deposits	$1,331,583	$1,336,855
Short-term borrowings	121,297	179,773
Other borrowings	132,673	118,723
Advances by borrowers for taxes and insurance	13,928	6,826
Other liabilities	12,466	12,427
TOTAL LIABILITIES	1,611,947	1,654,604
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,408,935 and 11,782,718 outstanding at June, 2019 and September 30, 2018, respectively)	181	181
Additional paid in capital	180,990	180,765
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(7,916)	(8,255)
Retained earnings	99,806	94,112
Treasury stock, at cost; 6,724,160 and 6,350,377 shares outstanding at June 30, 2019 and September 30, 2018, respectively	(83,864)	(77,707)
Accumulated other comprehensive loss	(1,120)	(9,910)
TOTAL STOCKHOLDERS’ EQUITY	188,077	179,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,800,024	$1,833,790

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$14,297	$13,968	$42,246	$39,704
Investment securities:
Taxable	2,258	2,226	7,270	6,470
Exempt from federal income tax	57	183	287	756
Other investment income	388	341	1,194	1,011
Total interest income	17,000	16,718	50,997	47,941
INTEREST EXPENSE
Deposits	3,770	2,561	10,713	7,297
Short-term borrowings	673	992	2,922	2,527
Other borrowings	842	603	2,030	1,852
Total interest expense	5,285	4,156	15,665	11,676
NET INTEREST INCOME	11,715	12,562	35,332	36,265
Provision for loan losses	400	975	1,876	3,075
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,315	11,587	33,456	33,190
NONINTEREST INCOME
Service fees on deposit accounts	834	832	2,481	2,536
Services charges and fees on loans	288	342	894	1,010
Realized and unrealized gains on equity securities	2	—	3	—
Trust and investment fees	260	255	734	732
Gain on sale of investments securities available for sale	1	—	44	75
Earnings on Bank-owned life insurance	242	250	726	754
Insurance commissions	217	200	612	575
Other	18	18	562	129
Total noninterest income	1,862	1,897	6,056	5,811
NONINTEREST EXPENSE
Compensation and employee benefits	5,878	5,820	18,037	17,728
Occupancy and equipment	1,024	1,049	3,162	3,420
Professional fees	434	564	1,604	1,756
Data processing	925	880	2,758	2,697
Advertising	140	331	499	690
Federal Deposit Insurance Corporation (FDIC) premiums	238	234	607	679
Loss (gain) on foreclosed real estate	35	4	(69)	—
Amortization of intangible assets	74	102	235	381
Other	770	1,179	2,048	3,082
Total noninterest expense	9,518	10,163	28,881	30,433
Income before income taxes	3,659	3,321	10,631	8,568
Income taxes	612	500	1,716	5,122
NET INCOME	$3,047	$2,821	$8,915	$3,446
Earnings per share
Basic	$0.29	$0.26	$0.83	$0.32
Diluted	$0.29	$0.26	$0.83	$0.32
Dividends per share	$0.10	$0.09	$0.30	$0.27

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$3,047	$2,821	$8,915	$3,446
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gain (loss)	4,089	(1,741)	14,011	(10,144)
Tax effect	(859)	365	(2,944)	2,380
Reclassification of gains recognized in net income	(1)	—	(44)	(75)
Tax effect	—	—	9	18
Net of tax amount	3,229	(1,376)	11,032	(7,821)
Derivative and hedging activities adjustments:
Changes in unrealized holding (losses) gains on derivatives included in net income	(1,034)	249	(2,097)	1,445
Tax effect	217	(61)	440	(369)
Reclassification adjustment for gains on derivatives included in net income	(258)	(153)	(746)	(252)
Tax effect	55	41	157	62
Net of tax amount	(1,020)	76	(2,246)	886
Total other comprehensive income (loss)	2,209	(1,300)	8,786	(6,935)
Comprehensive income (loss)	$5,256	$1,521	$17,701	$(3,489)

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, March 31, 2018	11,732,222	$181	$180,466	$(8,488)	$90,179	$(78,225)	$(6,735)	$177,378
Net Income					2,821			2,821
Other comprehensive loss							(1,300)	(1,300)
Cash dividends declared ($0.09 per share)					(989)			(989)
Stock based compensation			103					103
Allocation of ESOP stock			62	116				178
Stock options exercised	58,374		(94)			713		619
Balance, June 30, 2018	11,790,596	$181	$180,537	$(8,372)	$92,011	$(77,512)	$(8,035)	$178,810

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, March 31, 2019	11,408,935	$181	$180,857	$(8,029)	$97,821	$(83,864)	$(3,329)	$183,637
Net income					3,047			3,047
Other comprehensive income							2,209	2,209
Cash dividends declared ($0.10 per share)					(1,062)			(1,062)
Stock based compensation			71					71
Allocation of ESOP stock			62	113				175
Balance, June 30, 2019	11,408,935	$181	$180,990	$(7,916)	$99,806	$(83,864)	$(1,120)	$188,077

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2017	11,596,263	$181	$180,764	$(8,720)	$91,147	$(79,891)	$(754)	$182,727
Net Income					3,446			3,446
Other comprehensive loss							(6,935)	(6,935)
Reclassification of certain income tax effects from accumulated other comprehensive income					346		(346)	—
Cash dividends declared ($0.27 per share)					(2,928)			(2,928)
Stock based compensation			287					287
Allocation of ESOP stock			192	348				540
Allocation of treasury shares to incentive plan	22,994		(281)			281		—
Stock options exercised	171,339		(425)			2,098		1,673
Balance, June 30, 2018	11,790,596	$181	$180,537	$(8,372)	$92,011	$(77,512)	$(8,035)	$178,810

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2018	11,782,718	$181	$180,765	$(8,255)	$94,112	$(77,707)	$(9,910)	$179,186
Net income					8,915			8,915
Other comprehensive income							8,786	8,786
Cash dividends declared ($0.30 per share)					(3,217)			(3,217)
Stock based compensation			421					421
Allocation of ESOP stock			188	339				527
Allocation of treasury shares to incentive plan	31,601		(384)			384		—
Reclassification of equity investment securities					(4)		4	—
Purchase of common stock	(405,384)					(6,541)		(6,541)
Balance, June 30, 2019	11,408,935	$181	$180,990	$(7,916)	$99,806	$(83,864)	$(1,120)	$188,077

See accompanying notes to the unaudited consolidated financial statememts.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$8,915	$3,446
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,876	3,075
Provision for depreciation and amortization	825	890
Amortization and accretion of discounts and premiums, net	2,255	3,250
Net gain on sale of investment securities	(44)	(75)
Realized and unrealized gains on equity and securities	(3)	—
Compensation expense on ESOP	527	540
Stock based compensation	421	287
Increase in accrued interest receivable	(137)	(116)
Increase in accrued interest payable	578	259
Earnings on bank-owned life insurance	(726)	(754)
Deferred federal income taxes	911	3,565
Decrease in accrued pension liability	(358)	(375)
Gain on foreclosed real estate, net	(69)	—
Amortization of identifiable assets	235	381
Other, net	1,621	3,833
Net cash provided by operating activities	16,827	18,206
INVESTING ACTIVITIES
Certificate of deposit maturities	250	—
Investment securities available for sale:
Proceeds from sale of investment securities	45,721	22,074
Proceeds from principal repayments and maturities	33,994	43,065
Purchases	(20,729)	(57,331)
Increase in loans receivable, net	(2,566)	(70,951)
Redemption of regulatory stock	14,201	15,410
Purchase of regulatory stock	(13,716)	(18,175)
Proceeds from sale of foreclosed real estate	1,020	1,165
Purchase of residential real estate loans	(22,298)	—
Purchase of premises, equipment and software	(551)	(139)
Net cash provided by (used for) investing activities	35,326	(64,882)
FINANCING ACTIVITIES
Decrease in deposits, net	(7,812)	(4,995)
Net (decrease) increase in short-term borrowings	(58,476)	82,560
Proceeds from other borrowings	89,600	38,630
Repayment of other borrowings	(75,650)	(81,679)
Increase in advances by borrowers for taxes and insurance	7,102	9,639
Purchase of treasury shares	(6,541)	—
Exercising of stock options	—	1,673
Dividends on common stock	(3,217)	(2,928)
Net cash (used for) provided by financing activities	(54,994)	42,900
Decrease in cash and cash equivalents	(2,841)	(3,776)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,539	41,683
CASH AND CASH EQUIVALENTS AT END OF YEAR	$40,698	$37,907
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$15,087	$11,417
Income taxes	—	(2)
Noncash items:
Transfers from loans to foreclosed real estate	315	1,109
Unrealized holding gains (losses)	13,971	(10,219)

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of ESSA Bancorp, Inc. (the “Company”), its wholly owned subsidiary, ESSA Bank & Trust (the “Bank”), and the Bank’s wholly owned subsidiaries, ESSACOR Inc.; Pocono Investments Company; ESSA Advisory Services, LLC; Integrated Financial Corporation; and Integrated Abstract Incorporated, a wholly owned subsidiary of Integrated Financial Corporation. The primary purpose of the Company is to act as a holding company for the Bank. The Bank’s primary business consists of the taking of deposits and granting of loans to customers generally in Monroe, Northampton, Lehigh, Delaware, Chester, Montgomery, Lackawanna, and Luzerne Counties, Pennsylvania. The Bank is a Pennsylvania chartered Savings bank and is subject to regulation and supervision by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”). The investment in the Bank on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine months periods ended June 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,724,160)	(6,360,627)	(6,498,995)	(6,447,516)
Average unearned ESOP shares	(786,420)	(831,689)	(797,778)	(843,049)
Average unearned non-vested shares	(48,107)	(29,310)	(48,562)	(43,302)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,574,408	10,911,469	10,787,760	10,799,228
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	11,391		9,395
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,574,408	10,922,860	10,787,760	10,808,623

For the three and nine months ended June 30, 2019 there were 39,718 shares of nonvested stock outstanding at an average weighted price of $16.01 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. For the three and nine months ended June 30, 2018 there were 45,642 shares of nonvested stock outstanding at an average weighted price of $15.37 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In March 2017, the FASB issued ASU 2017-07, Compensation ‒ Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company has adopted this standard and has retrospectively applied the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of operations.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt ‒ Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2019, the FASB issued ASU 2019-06, Intangibles – Goodwill and Other (Topic 350), Business Combinations (Topic 805), and Not-for-Profit Entities (Topic 958): Extending the Private Company Accounting Alternatives on Goodwill and Certain Identifiable Intangible Assets to Not-for-Profit Entities, which extend the scope of the goodwill accounting alternative provided in ASU 2014-02 and the intangible asset accounting alternative provided in ASU 2014-18 to not-for-profit entities. Instead of testing goodwill for impairment annually at the reporting unit level, a not-for-profit entity may now elect the goodwill accounting alternative to (a) amortize goodwill on a straight-line basis over 10 years or less than 10 years if the entity demonstrates that another useful life is more appropriate, (b) make a policy election to test goodwill for impairment at either the entity level or the reporting unit level, and (c) test goodwill for impairment only when a triggering event occurs that indicates that the fair value of an entity (or a reporting unit) may be below its carrying amount. Furthermore, for identifiable intangible assets, instead of separately recognizing most intangible assets at fair value on the transaction date, a not-for-profit entity may now elect the intangible asset accounting alternative to subsume the following intangible assets into goodwill: (a) customer-related intangible assets that aren’t capable of being sold or licensed independently from the other assets of the business, and (b) noncompetition agreements acquired in an acquisition. The goodwill accounting alternative must be elected if the intangible asset accounting alternative is elected. However, the goodwill accounting alternative may be elected without electing the intangible asset accounting alternative. The amendments are effective immediately. This Update did not have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$134,135	$680	$(960)	$133,855
Freddie Mac	84,927	263	(512)	84,678
Governmental National Mortgage Association Securities	19,436	112	(213)	19,335
Total mortgage-backed securities	238,498	1,055	(1,685)	237,868
Obligations of states and political subdivisions	19,869	301	(23)	20,147
U.S. government agency securities	6,493	209	—	6,702
Corporate obligations	43,247	487	(568)	43,166
Other debt securities	17,642	48	(246)	17,444
Total	$325,749	$2,100	$(2,522)	$325,327

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$147,433	$17	$(5,827)	$141,623
Freddie Mac	99,587	2	(4,415)	95,174
Governmental National Mortgage Association	22,164	—	(838)	21,326
Total mortgage-backed securities	269,184	19	(11,080)	258,123
Obligations of states and political subdivisions	42,090	251	(1,392)	40,949
U.S. government agency securities	5,678	2	(122)	5,558
Corporate obligations	48,559	116	(1,260)	47,415
Other debt securities	20,295	—	(922)	19,373
Total debt securities	385,806	388	(14,776)	371,418
Equity securities - financial services (a)	25	—	(5)	20
Total	$385,831	$388	$(14,781)	$371,438

(a) As of October 1, 2018, the Company adopted ASU 2016-01 resulting in reclassification of equity securities from available for-sale investment securities to other assets. At September 30, 2018, the Company's investment in equity securities was comprised of common stock issued by an unrelated bank holding company.

At June 30, 2019 and September 30, 2018, the Company had $23,000 and $20,000 respectively, in equity securities recorded at fair value. Prior to October 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income (“AOCI”), net of tax. At September 30, 2018, net unrealized loss net of tax of $4,000 had been recognized in AOCI.  On October 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended June 30, 2019:

(Dollars in thousands)	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Net gains recognized during the period on equity securities	$2	$3
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$2	$3

The amortized cost and fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	19,316	19,622
Due after five years through ten years	87,693	87,881
Due after ten years	218,740	217,824
Total	$325,749	$325,327

For the three months ended June 30, 2019, the Company realized gross gains of $93,000 and gross losses of $92,000 on proceeds from the sale of investment securities of $15.3 million.  For the nine months ended June 30, 2019, the Company realized gross gains of $268,000 and gross losses of $224,000 on proceeds from the sale of investment securities of $45.7 million. For the three months ended June 30, 2018, the Company realized no gross gains or gross losses on proceeds from the sale of investment securities. For the nine months ended June 30, 2018, the Company realized gross gains of $300,000 and gross losses of $225,000 on proceeds from the sale on investment securities of $22.1 million.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2019
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	62	$854	$(20)	$72,383	$(940)	$73,237	$(960)
Freddie Mac	45	—	—	45,687	(512)	45,687	(512)
Governmental National Mortgage Association	12	765	(16)	9,059	(197)	9,824	(213)
Obligations of states and political subdivisions	4	—	—	4,386	(23)	4,386	(23)
U.S. government agency securities	—	—	—	—	—	—	—
Corporate obligations	14	4,273	(26)	10,238	(542)	14,511	(568)
Other debt securities	15	—	—	12,005	(246)	12,005	(246)
Total	152	$5,892	$(62)	$153,758	$(2,460)	$159,650	$(2,522)

	September 30, 2018
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	100	$63,997	$(1,442)	$74,783	$(4,385)	$138,780	$(5,827)
Freddie Mac	74	28,902	(830)	65,812	(3,585)	94,714	(4,415)
Governmental National Mortgage Association	19	9,776	(142)	11,550	(696)	21,326	(838)
Obligations of states and political subdivisions	25	7,651	(105)	21,004	(1,287)	28,655	(1,392)
U.S. government agency securities	3	5,177	(122)	—	—	5,177	(122)
Corporate obligations	34	20,172	(363)	13,206	(897)	33,378	(1,260)
Other debt securities	20	2,399	(38)	16,974	(884)	19,373	(922)
Equity Securities (a)	1	20	(5)	—	—	20	(5)
Total	276	$138,094	$(3,047)	$203,329	$(11,734)	$341,423	$(14,781)

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

The Company reviews its position quarterly and has asserted that at June 30, 2019, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2019	September 30, 2018
Real estate loans:
Residential	$595,752	$580,561
Construction	6,312	3,920
Commercial	462,799	416,573
Commercial	58,670	49,479
Obligations of states and political subdivisions	71,691	73,362
Home equity loans and lines of credit	44,695	43,962
Auto Loans	96,439	146,220
Other	2,871	2,682
	1,339,229	1,316,759
Less allowance for loan losses	12,606	11,688
Net loans	$1,326,623	$1,305,071

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2019	September 30, 2018
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$1,530	$2,497
Carrying amount	$1,429	$1,802

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
June 30, 2019
Real estate loans:
Residential	$595,752	$3,898	$—	$591,854
Construction	6,312	—	—	6,312
Commercial	462,799	8,444	1,429	452,926
Commercial	58,670	2,835	—	55,835
Obligations of states and political subdivisions	71,691	—	—	71,691
Home equity loans and lines of credit	44,695	250	—	44,445
Auto loans	96,439	390	—	96,049
Other	2,871	15	—	2,856
Total	$1,339,229	$15,832	$1,429	$1,321,968

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2018
Real estate loans:
Residential	$580,561	$5,317	$—	$575,244
Construction	3,920	—	—	3,920
Commercial	416,573	5,892	1,801	408,880
Commercial	49,479	85	1	49,393
Obligations of states and political sub divisions	73,362	—	—	73,362
Home equity loans and lines of credit	43,962	114	—	43,848
Auto loans	146,220	445	—	145,775
Other	2,682	17	—	2,665
Total	$1,316,759	$11,870	$1,802	$1,303,087

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2019
With no specific allowance recorded:
Real estate loans
Residential	$3,216	$4,722	$—
Construction	—	—	—
Commercial	8,187	8,953	—
Commercial	367	606	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	220	244	—
Auto loans	145	281	—
Other	15	24	—
Total	12,150	14,830	—
With an allowance recorded:
Real estate loans
Residential	682	758	82
Construction	—	—	—
Commercial	256	295	58
Commercial	2,469	2,474	107
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	30	47	7
Auto loans	245	248	114
Other	—	—	—
Total	3,682	3,822	368
Total:
Real estate loans
Residential	3,898	5,480	82
Construction	—	—	—
Commercial	8,443	9,248	58
Commercial	2,836	3,080	107
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	250	291	7
Auto loans	390	529	114
Other	15	24	—
Total Impaired Loans	$15,832	$18,652	$368

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2018
With no specific allowance recorded:
Real Estate Loans
Residential	$4,449	$6,176	$—
Construction	—	—	—
Commercial	5,892	6,790	—
Commercial	85	349	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	114	138	—
Auto Loans	87	223	—
Other	17	25	—
Total	10,644	13,701	—
With an allowance recorded:
Real Estate Loans
Residential	868	938	149
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	358	375	164
Other	—	—	—
Total	1,226	1,313	313
Total:
Real Estate Loans
Residential	5,317	7,114	149
Construction	—	—	—
Commercial	5,892	6,790	—
Commercial	85	349	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	114	138	—
Auto Loans	445	598	164
Other	17	25	—
Total Impaired Loans	$11,870	$15,014	$313

The following tables represent the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended June 30,
	2019	2018	2019	2018
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,451	$3,968	$1	$6
Construction	—	—	—	—
Commercial	3,856	6,564	0	70
Commercial	460	445	—	8
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	231	133	—	—
Auto loans	130	205	1	—
Other	5	27	—	—
Total	8,133	11,342	2	84
With an allowance recorded:
Real estate loans
Residential	574	1,212	—	—
Construction	—	—	—	—
Commercial	291	12	—	—
Commercial	823	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	10	26	—	—
Auto loans	202	190	—	—
Other	—	—	—	—
Total	1,900	1,440	—	—
Total:
Real estate loans
Residential	4,025	5,180	1	6
Construction	—	—	—	—
Commercial	4,147	6,576	—	70
Commercial	1,283	445	—	8
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	241	159	—	—
Auto loans	332	395	1	—
Other	5	27	—	—
Total Impaired Loans	$10,033	$12,782	$2	$84

	For the Nine Months Ended June 30,
	2019	2018	2019	2018
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,728	$4,192	$4	$21
Construction	—	—	—	—
Commercial	3,425	6,787	54	211
Commercial	250	970	1	59
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	204	181	—	1
Auto loans	101	183	2	1
Other	13	28	—	—
Total	7,721	12,341	61	293
With an allowance recorded:
Real estate loans
Residential	846	1,332	—	—
Construction	—	—	—	—
Commercial	126	17	—	—
Commercial	285	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	19	13	—	—
Auto loans	219	228	—	—
Other	—	—	—	—
Total	1,495	1,590	—	—
Total:
Real estate loans
Residential	4,574	5,524	4	21
Construction	—	—	—	—
Commercial	3,551	6,804	54	211
Commercial	535	970	1	59
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	223	194	—	1
Auto loans	320	411	2	1
Other	13	28	—	—
Total Impaired Loans	$9,216	$13,931	$61	$293

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at June 30, 2019 and September 30, 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
June 30, 2019
Commercial real estate loans	$442,531	$8,611	$11,657	$—	$462,799
Commercial	55,426		3,244	—	58,670
Obligations of states and political subdivisions	71,691	—	—	—	71,691
Total	$569,648	$8,611	$14,901	$—	$593,160

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2018
Commercial real estate loans	$392,915	$8,960	$14,698	$—	$416,573
Commercial	48,137	8	1,334	—	49,479
Obligations of states and political subdivisions	73,362	—	—	—	73,362
Total	$514,414	$8,968	$16,032	$—	$539,414

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2019 and September 30, 2018 (in thousands):

	Performing	Non- performing	Purchased Credit Impaired	Total
June 30, 2019
Real estate loans:
Residential	$591,061	$4,691	$—	$595,752
Construction	6,312	—	—	6,312
Home equity loans and lines of credit	44,122	573	—	44,695
Auto loans	95,710	729	—	96,439
Other	2,839	32	—	2,871
Total	$740,044	$6,025	$—	$746,069

	Performing	Non- performing	Purchased Impaired Credit	Total
September 30, 2018
Real estate loans:
Residential	$575,244	$5,317	$—	$580,561
Construction	3,920	—	—	3,920
Home equity loans and lines of credit	43,746	216	—	43,962
Auto loans	145,633	587	—	146,220
Other	2,664	18	—	2,682
Total	$771,207	$6,138	$—	$777,345

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2019 and September 30, 2018 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
June 30, 2019
Real estate loans:
Residential	$588,991	$1,308	$762	$—	$4,691	$6,761	$—	$—	$595,752
Construction	6,312	—	—	—	—	—	—	—	6,312
Commercial	452,360	632	71	—	8,307	9,010	246	1,183	462,799
Commercial	55,550	17	—	—	3,103	3,120	—	—	58,670
Obligations of states and political subdivisions	71,691	—	—	—	—	—	—	—	71,691
Home equity loans and lines of credit	43,793	54	275	—	573	902	—	—	44,695
Auto loans	94,235	1,472	3	—	729	2,204	—	—	96,439
Other	2,826	2	11	—	32	45	—	—	2,871
Total	$1,315,758	$3,485	$1,122	$—	$17,435	$22,042	$246	$1,183	$1,339,229

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2018
Real estate loans:
Residential	$572,236	$2,088	$920	$—	$5,317	$8,325	$—	$—	$580,561
Construction	3,920	—	—	—	—	—	—	—	3,920
Commercial	412,636	185	—	—	1,951	2,136	255	1,546	416,573
Commercial	48,567	25	11	—	875	911	—	1	49,479
Obligations of states and political subdivisions	73,362	—	—	—	—	—	—	—	73,362
Home equity loans and lines of credit	43,716	30	—	—	216	246	—	—	43,962
Auto loans	144,140	1,473	20	—	587	2,080	—	—	146,220
Other	2,647	17	—	—	18	35	—	—	2,682
Total	$1,301,224	$3,818	$951	$—	$8,964	$13,733	$255	$1,547	$1,316,759

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2019 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and nine months periods ended June 30, 2019 and 2018 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at March 31, 2019	$3,742	$59	$3,816	$1,865	$294	$295	$1,608	$27	$683	$12,389
Charge-offs	(49)	—	(114)	(5)	—	—	(229)	—	—	(397)
Recoveries	23	—	18	—	—	2	170	1	—	214
Provision	313	—	(96)	41	44	31	(21)	(1)	89	400
ALL balance at June 30, 2019	$4,029	$59	$3,624	$1,901	$338	$328	$1,528	$27	$772	$12,606
ALL balance at March 31, 2018	$3,755	$33	$2,821	$1,219	$269	$401	$1,904	$21	$87	$10,510
Charge-offs	(120)	—	(12)	—	—	(41)	(328)	—	—	(501)
Recoveries	3	—	—	—	—	33	109	1	—	146
Provision	(102)	10	199	165	23	15	185	1	479	975
ALL balance at June 30, 2018	$3,536	$43	$3,008	$1,384	$292	$408	$1,870	$23	$566	$11,130

ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Charge-offs	(322)	—	(121)	(27)	—	(19)	(967)	(11)	—	(1,467)
Recoveries	32	—	30	—	—	5	439	3	—	509
Provision	714	24	257	466	15	46	197	12	145	1,876
ALL balance at June 30, 2019	$4,029	$59	$3,624	$1,901	$338	$328	$1,528	$27	$772	$12,606
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Charge-offs	(215)	—	(27)	(137)	—	(47)	(1,415)	(21)	—	(1,862)
Recoveries	9	—	2	10	—	38	490	3	—	552
Provision	(136)	20	1,275	524	44	(53)	959	20	422	3,075
ALL balance at June 30, 2018	$3,536	$43	$3,008	$1,384	$292	$408	$1,870	$23	$566	$11,130

During the three months ended June 30, 2018 the Company recorded provision expense for the construction loans, commercial real estate, commercial, obligations of states and political subdivisions, home equity loans and line of credit, auto and other loan segments. A credit provision was recorded for the residential real estate segment, due to declining loan balances.

During the nine months ended June 30, 2018 the Company recorded provision expense for the construction loans, commercial real estate, commercial, obligations of states and political subdivisions, auto and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate and home equity loans and lines of credit segment.

During the three months ended June 30, 2019 the Company recorded provision expense for the residential real estate, construction loans, commercial, obligations of states and political subdivisions and home equity loans and lines of credit loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the commercial real estate, auto loans and other loan segments. No credit provision or provision expense was recorded for the construction loan segment.

During the nine months ended June 30, 2019 the Company recorded provision expense for the residential real estate construction loans, commercial real estate, commercial obligations of states and political subdivisions, home equity loans and lines of credit, auto and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and or charge-off activity in those segments. No credit provisions were recorded.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2019 and September 30, 2018 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$82	$—	$58	$107	$—	$7	$114	$—	$—	$368
Collectively evaluated for impairment	3,947	59	3,566	1,794	338	321	1,414	27	772	12,238
ALL balance at June 30, 2019	$4,029	$59	$3,624	$1,901	$338	$328	$1,528	$27	$772	$12,606
Individually evaluated for impairment	$149	$—	$—	$—	$—	$—	$164	$—	$—	$313
Collectively evaluated for impairment	3,456	35	3,458	1,462	323	296	1,695	23	627	11,375
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688

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

There were no troubled debt restructurings granted during the three months ended June 30, 2019. The following is a summary of troubled debt restructuring granted during the three months ended June 30, 2018 and the nine months ended June 30, 2019 and 2018 (dollars in thousands):

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

	For the Nine Months Ended June 30, 2019
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

The new troubled debt restructurings granted for the three months ended June 30, 2018 totaled $20,000 were granted rate and term concessions.

Of the five new troubled debt restructurings granted for the nine months ended June 30, 2019, one loan totaling $14,000 was granted term concessions, one loan totaling $81,000 was granted an interest rate concession and three loans totaling $180,000 were granted term and rate concessions.

For the nine months ended June 30, 2018, six loans totaling $270,000 were granted terms and rate concessions and one loan for $107,000 was granted term concessions.

For the three and nine months ended June 30, 2019, no loans defaulted on a restructuring agreement within one year of modification.

For the three months ended June 30, 2018, no loans defaulted on a restructuring agreement within one year of modification.

For the nine months ended June 30, 2018, one loan totaling $72,000 defaulted on a restructuring agreement within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in the Consolidated Balance Sheet. As of June 30, 2019, included within the foreclosed assets is $463,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end. As of June 30, 2019, the Company has initiated formal foreclosure proceedings on $1.8 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2019	September 30, 2018
Non-interest bearing demand accounts	$176,362	$158,340
Interest bearing demand accounts	182,347	221,327
Money market accounts	341,889	296,078
Savings and club accounts	136,454	135,862
Certificates of deposit	494,531	525,248
Total	$1,331,583	$1,336,855

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and nine month periods ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Service Cost	$—	$—	$—	$—
Interest Cost	174	174	520	523
Expected return on plan assets	(293)	(298)	(878)	(895)
Amortization of unrecognized loss	—	—	—	—
Net periodic benefit cost	$(119)	$(124)	$(358)	$(372)

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

Restricted stock shares outstanding at June 30, 2019 vest over periods ranging from 3 to 40 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended June 30, 2019 and 2018, the Company recorded $74,000 and $92,000 of share based compensation expense, respectively, comprised of restricted stock expense.

For the nine months ended June 30, 2019 and 2018, the Company recorded $424,000 and $276,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at June 30, 2019 is $648,000 over the remaining vesting period of 3.25 years.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2019, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2018	35,072	$15.37
Granted	37,236	16.23
Vested	(11,625)	15.95
Forfeited	(5,120)	15.87
Nonvested at June 30, 2019	55,563	$15.93

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of June 30, 2019 and September 30, 2018 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	June 30, 2019
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$237,868	$—	$237,868
Obligations of states and political subdivisions	—	20,147	—	20,147
U.S. government agencies	—	6,702	—	6,702
Corporate obligations	—	35,344	7,822	43,166
Other debt securities	—	17,444	—	17,444
Total Debt Securities	$—	$317,505	$7,822	$325,327
Equity securities- financial services	$23	$—	$—	$23
Derivatives and hedging activities:	—	477	—	477
Liabilities
Derivatives and hedging activities:	—	867	—	867

	September 30, 2018
	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$258,124	$—	$258,124
Obligations of states and political subdivisions	—	40,949	—	40,949
U.S. government agencies	—	5,558	—	5,558
Corporate obligations	—	39,677	7,738	47,415
Other debt securities	—	19,373	—	19,373
Equity securities-financial services	20	—	—	20
Total Securities	$20	$363,681	$7,738	$371,439

Derivatives and hedging activities:	—	2,452		2,452

The following tables present a summary of changes in the fair value of the Company’s Level III investments for the three and nine month periods ended June 30, 2019 and 2018 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	June 30, 2019	June 30, 2018
Beginning balance	$7,733	$7,767
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income (loss)	89	2
Transfers in and/or out of Level III	—	—
	$7,822	$7,769

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine Months Ended
	June 30, 2019	June 30, 2018
Beginning balance	$7,738	$7,224
Purchases, sales, issuances, settlements, net	—	500
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive (loss) income	84	45
Transfers in and/or out of Level III	—	—
	$7,822	$7,769

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of June 30, 2019 and September 30, 2018 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	June 30, 2019
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$505	$505
Impaired loans	—	—	15,464	15,464

	September 30, 2018
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$1,141	$1,141
Impaired loans	—	—	11,557	11,557

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2019
Impaired loans	$15,464	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.4%)
Foreclosed real estate owned	505	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (30.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2018
Impaired loans	$11,557	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 57% (24.0%)
Foreclosed real estate owned	1,141	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	20% to 46% (22.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2019, 127 impaired loans with a carrying value of $15.8 million were reduced by specific valuation allowance totaling $368,000 resulting in a net fair value of $15.5 million based on Level 3 inputs. At September 30, 2018, 133 impaired loans with a carrying value of $11.9 million were reduced by a specific valuation totaling $313,000 resulting in a net fair value of $11.6 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The methods and assumptions used by the Company in estimating fair values of financial instruments at June 30, 2019 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculations of the tables below. Prior period fair value calculations were run on the assumption of entry pricing and therefore the comparability between the periods below are diminished.

	June 30, 2019
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$40,698	$40,698	$—	$—	$40,698
Certificates of deposit	250	—	—	250	250
Loans receivable, net	1,326,623	—	—	1,309,112	1,309,112
Accrued interest receivable	6,777	6,777	—	—	6,777
Regulatory stock	12,488	12,488	—	—	12,488
Mortgage servicing rights	187	—	—	279	279
Bank owned life insurance	39,356	39,356	—	—	39,356
Financial liabilities:
Deposits	$1,331,583	$837,052	$—	$489,096	$1,326,148
Short-term borrowings	121,297	121,297	—	—	121,297
Other borrowings	132,673	—	—	133,375	133,375
Advances by borrowers for taxes and insurance	13,928	13,928	—	—	13,928
Accrued interest payable	1,947	1,947	—	—	1,947

	September 30, 2018
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,539	$43,539	$—	$—	$43,539
Certificates of deposit	500	—	—	505	505
Loans receivable, net	1,305,071	—	—	1,269,127	1,269,127
Accrued interest receivable	6,640	6,640	—	—	6,640
Regulatory stock	12,973	12,973	—	—	12,973
Mortgage servicing rights	206	—	—	340	340
Bank owned life insurance	38,630	38,630	—	—	38,630
Financial liabilities:
Deposits	$1,336,855	$811,607	$—	$520,861	$1,332,468
Short-term borrowings	179,773	179,773	—	—	179,773
Other borrowings	118,723	—	—	117,920	117,920
Advances by borrowers for taxes and insurance	6,826	6,826	—	—	6,826
Accrued interest payable	1,369	1,369	—	—	1,369

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and nine month periods ended June 30, 2019 and 2018 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at March 31, 2019	$(477)	$(3,562)	$710	$(3,329)
Other comprehensive income (loss) before reclassifications	—	3,230	(817)	2,413
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(203)	(204)
Period change	—	3,229	(1,020)	2,209
Balance at June 30, 2019	$(477)	$(333)	$(310)	$(1,120)
Balance at March 31, 2018	$(752)	$(7,808)	$1,825	$(6,735)
Other comprehensive income(loss) before reclassifications	—	(1,376)	188	(1,188)
Amounts reclassified from accumulated other comprehensive loss	—	—	(112)	(112)
Period change	—	(1,376)	76	(1,300)
Balance at June 30, 2018	$(752)	$(9,184)	$1,901	$(8,035)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	$(9,910)
Other comprehensive income (loss) before reclassifications	—	11,067	(1,657)	9,410
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(35)	(589)	(624)
Reclassification of certain income tax effects from accumulated other comprehensive loss	—	4	—	4
Period change	—	11,036	(2,246)	8,790
Balance at June 30, 2019	$(477)	$(333)	$(310)	$(1,120)
Balance at September 30, 2017	$(628)	$(927)	$801	$(754)
Other comprehensive income(loss) before reclassifications	—	(7,764)	1,076	(6,688)
Amounts reclassified from accumulated other comprehensive loss	—	(57)	(190)	(247)
Period change	(124)	(8,257)	1,100	(7,281)
Reclassification of certain income tax effects from accumulated other comprehensive loss	(124)	(436)	214	(346)
Balance at June 30, 2018	$(752)	$(9,184)	$1,901	$(8,035)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine month periods ended June 30, 2019 and 2018 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details About Accumulated Other Comprehensive Loss Components	Accumulated Other Comprehensive Loss for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2019	2018
Securities available for sale
Net securities gains reclassified into earnings	$1	$—	Gain on sale of investment available for sale
Related income tax expense	—	—	Income taxes
Net effect on accumulated other comprehensive loss for the period	1	—
Derivatives and hedging activities:
Interest expense, effective portion	258	153	Interest expense
Related income tax expense	(55)	(41)	Income taxes
Net effect on accumulated other comprehensive loss for the period	203	112
Total reclassification for the period	$204	$112

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Accumulated Other Comprehensive Loss For the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2019	2018
Securities available for sale:
Net securities gains reclassified into earnings	$44	$75	Gain on sale of investment available for sale
Related income tax expense	(9)	(18)	Income taxes
Net effect on accumulated other comprehensive loss for the period	35	57	Net of tax
Derivative and Hedging Activities:
Interest expense, effective portion	746	252	Interest expense
Related income tax expense	(157)	(62)	Income taxes
Net effect on accumulated other comprehensive loss for the period	589	190	Net of tax
Total reclassification for the period	$624	$247

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2019 and September 30, 2018 (in thousands).

		Fair Values of Derivative Instruments						Fair Values of Derivative Instruments
		Asset Derivatives						Liability Derivatives
		As of June 30, 2019			As of September 30, 2018			As of June 30, 2019		As of Septenber 30, 2018
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments							Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$477	$100,000	Other Assets	$2,452	Interest Rate Products	Other Liabilities	$867	Other Liabilities	$—
Total derivatives designated as hedging instruments			$477			$2,452	Total derivatives designated as hedging instruments		$867		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of June 30, 2019, the Company had eight interest rate swaps with a notional principal amount of $150.0 million associated with the Company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended June 30, 2019 and 2018.

Amounts reported in accumulated other comprehensive loss related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended June 30, 2019 and 2018, the Company had $258,000 and $153,000 respectively, of gains reclassified to interest expense. During the nine months ended June 30, 2019 and 2018, the Company had $746,000 and $252,000 respectively, of gains reclassified to interest expense. During the next twelve months, the Company estimates that $194,000 will be reclassified as a decrease in interest expense.

The tables below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and nine month periods ended June 30, 2019 and 2018 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,			Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	Location of Gain Reclassified from Accumulated OCI into Income	2019	2018
Interest Rate Products	$(1,292)	$249	Interest expense	$258	$153
Total	$(1,292)	$249		$258	$153
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss)Reclassified from Accumulated OCI into Income (Effective Portion) Nine Months Ended June 30,
	2019	2018		2019	2018
Interest Rate Products	$2,842	$1,445	Interest expense	$746	$252
Total	$2,842	$1,445		$746	$252

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

As of June 30, 2019, the Company had derivatives in a net liability position and was required to post $270,000 in collateral against its obligations under these agreements.  As of September 30, 2018, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2019 and 2018, it could have been required to settle its obligations under the agreements at the termination value.

13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  The Bank will continue to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

Comparison of Financial Condition at June 30, 2019 and September 30, 2018

Total Assets. Total assets decreased by $33.8 million, or 1.84%, to $1.80 billion at June 30, 2019 from $1.83 billion at September 30, 2018 due primarily to decrease in investment securities available for sale partially offset by growth in loans.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $2.8 million, or 6.5%, to $40.7 million at June 30, 2019 from $43.5 million at September 30, 2018. Decreases in cash and dues from banks of $4.3 million, which were partially offset by an increase in interest bearing deposits with other institutions of $1.4 million, were the reasons for the net decrease.

Net Loans. Net loans increased $21.6 million, or 1.7%, to $1.33 billion at June 30, 2019 from $1.31 billion at September 30, 2018. During this period, residential loans increased $15.2 million to $595.8 million, construction loans increased $2.4 million to $6.3 million, commercial real estate loans increased $46.2 million to $462.8 million, commercial loans increased $9.2 million to $58.7 million, obligations of states and political subdivisions decreased $1.7 million to $71.7 million, home equity loans and lines of credit increased $733,000 to $44.7 million, auto loans decreased $49.8 million to $96.4 million, and other loans increased $189,000 to $2.9 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $46.1 million, or 12.4%, to $325.3 million at June 30, 2019 from $371.4 million at September 30, 2018. The decrease was due primarily to the sale of $45.7 million in investment securities. The Company realized a net gain of $44,000 on the sale of these investment securities for the nine months ended June 30, 2019.

Deposits. Deposits decreased $5.3 million, or 0.39%, to $1.33 billion at June 30, 2019 from $1.34 billion at September 30, 2018 due primarily to a decrease in municipal deposits. A decrease in interest bearing demand accounts of $39.0 million was offset in part by increases in noninterest bearing demand accounts of $18.0 million and money market accounts of $45.8 million. The overall decrease in certificates of deposit, which decreased $30.7 million during the nine month period to $494.5 million at June 30, 2019, reflected a decrease in retail certificates of $67.4 million partially offset by an increase in brokered certificates of deposit of $36.3 million to $205.0 million.

Borrowed Funds. Borrowed funds decreased by $44.5 million, or 14.9%, to $254.0 million at June 30, 2019, from $298.5 million at September 30, 2018. The decrease in borrowed funds was due to a decrease in short term borrowings of $58.5 million offset in part by an increase in other borrowings of $14.0 million. Short term borrowings decreased due primarily to decreases in investment securities available for sale. All borrowings at June 30, 2019 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

Stockholders’ Equity. Stockholders’ equity increased by $8.9 million, or 5.0%, to $188.1 million at June 30, 2019 from $179.2 million at September 30, 2018. The increase in stockholders’ equity was primarily due to a decrease in accumulated other comprehensive loss of $8.8 million together with net income of $8.9 million, which were partially offset by an increase in treasury stock due to the repurchase in February 2019, by the Company of 405,384 of its common stock at an aggregate cost of $6.5 million under a previously disclosed stock repurchase plan.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2019 and 2018

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,341,378	$14,297	4.28%	$1,298,258	$13,968	4.32%
Investment Securities
Taxable(2)	63,388	630	3.99%	72,139	660	3.67%
Exempt from federal income tax(2)(3)	11,313	57	2.56%	34,868	182	2.76%
Total investment securities	74,701	687	3.77%	107,007	842	3.37%
Mortgage-backed securities	260,758	1,628	2.50%	264,327	1,566	2.38%
Federal Home Loan Bank stock	12,324	230	7.49%	15,750	249	6.34%
Other	29,165	158	2.17%	5,833	93	6.40%
Total interest-earning assets	1,718,326	17,000	3.97%	1,691,175	16,718	3.98%
Allowance for loan losses	(12,505)			(10,755)
Noninterest-earning assets	109,212			130,556
Total assets	$1,815,033			$1,810,976
Interest-bearing liabilities:
NOW accounts	$189,362	$170	0.36%	$176,143	$102	0.23%
Money market accounts	334,962	1,063	1.27%	269,156	460	0.69%
Savings and club accounts	133,353	18	0.05%	137,809	18	0.05%
Certificates of deposit	501,562	2,519	2.01%	505,564	1,981	1.57%
Borrowed funds	276,788	1,515	2.20%	361,786	1,595	1.77%
Total interest-bearing liabilities	1,436,027	5,285	1.48%	1,450,458	4,156	1.15%
Non-interest-bearing NOW accounts	170,690			156,668
Non-interest-bearing liabilities	22,902			25,185
Total liabilities	1,629,619			1,632,311
Equity	185,414			178,665
Total liabilities and equity	$1,815,033			$1,810,976
Net interest income		$11,715			$12,562
Interest rate spread			2.49%			2.83%
Net interest-earning assets	$282,299			$240,717
Net interest margin(4)			2.73%			2.98%
Average interest-earning assets to average interest-bearing liabilities		119.66%			116.60%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)

Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended June 30, 2019 and 24.25% for the three months ended June 30, 2018.

(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,334,965	$42,246	4.23%	$1,287,037	$39,704	4.12%
Investment Securities
Taxable(2)	67,609	2,008	3.97%	77,293	2,001	3.46%
Exempt from federal income tax(2)(3)	18,574	287	2.62%	44,379	756	3.01%
Total investment securities	86,183	2,295	3.68%	121,672	2,757	3.33%
Mortgage-backed securities	272,851	5,262	2.58%	260,333	4,468	2.29%
Federal Home Loan Bank stock	13,489	759	7.52%	15,617	756	6.46%
Other	26,198	435	2.22%	5,636	256	6.07%
Total interest-earning assets	1,733,686	50,997	3.94%	1,690,295	47,941	3.81%
Allowance for loan losses	(12,242)			(10,103)
Noninterest-earning assets	111,148			131,711
Total assets	$1,832,592			$1,811,903
Interest-bearing liabilities:
NOW accounts	$196,417	$528	0.36%	$185,887	$346	0.25%
Money market accounts	325,110	2,861	1.18%	255,830	1,143	0.60%
Savings and club accounts	132,386	53	0.05%	136,265	53	0.05%
Certificates of deposit	504,610	7,271	1.93%	517,361	5,755	1.49%
Borrowed funds	306,708	4,952	2.16%	359,614	4,379	1.63%
Total interest-bearing liabilities	1,465,231	15,665	1.43%	1,454,957	11,676	1.07%
Non-interest-bearing NOW accounts	162,904			153,086
Non-interest-bearing liabilities	20,476			23,159
Total liabilities	1,648,611			1,631,202
Equity	183,981			180,701
Total liabilities and equity	$1,832,592			$1,811,903
Net interest income		$35,332			$36,265
Interest rate spread			2.51%			2.74%
Net interest-earning assets	$268,455			$235,338
Net interest margin(4)			2.72%			2.87%
Average interest-earning assets to average interest-bearing liabilities		118.32%			116.17%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)

Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the nine months ended June 30, 2019 and 24.25% for the nine months ended June 30, 2018.

(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and June 30, 2018

Net Income. Net income increased $226,000, or 8.01%, to $3.1 million for the three months ended June 30, 2019 compared to net income of $2.8 million for the comparable period in 2018. The increase was due to decreases in the provision for loan losses and non interest expense partially offset by decreases in net interest income and non interest income and an increase in the income tax provision.

Net Interest Income. Net interest income decreased $847,000, or 6.7%, to $11.7 million for the three months ended June 30, 2019 from $12.6 million for the comparable period in 2018. The decrease was primarily attributable to a decrease of 34 basis points in the Company’s interest rate spread to 2.49% for the three months ended June 30, 2019 from 2.83% for the comparable period in 2018 partially offset by a $41.6 million increase in the average balance of the Company’s net interest earning assets for the three months ended June 30, 2019.

Interest Income. Interest income increased $282,000, or 1.7%, to $17.0 million for the three months ended June 30, 2019 from $16.7 million for the comparable 2018 period. The increase resulted primarily from an increase in the average balance of interest earnings assets of $27.2 million offset in part by a decrease in the average yield on interest earning assets of one basis point to 3.97% for the three months ended June 30, 2019 from 3.98% in the comparable 2018 period. The average balance of loans increased $43.1 million between the two periods. In addition, between the two periods, the average balance of investment securities decreased $32.3 million, mortgage-backed securities decreased $3.6 million, FHLB stock decreased $3.4 million and other interest earning assets increased $23.3 million.

Interest Expense. Interest expense increased $1.1 million, or 27.2%, to $5.3 million for the three months ended June 30, 2019 from $4.2 million for the comparable 2018 period. The increase resulted from an increase in the cost of interest bearing liabilities of 33 basis points which was partially offset by a decrease in the average balance of interest bearing liabilities of $14.4 million between the two periods. The interest expense increase of $1.1 million for the three months ended June 30, 2019 was due primarily to an increase in money market interest expense of $603,000. Money market interest expense increased due to an increase in the average balance of money market accounts of $65.8 million and an increase in the cost of money market funds of 59 basis points. The Federal Reserve increased the Fed Funds interest rate by a total of 75 basis points between March 31, 2018 and June 30, 2019. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 2.20% for the three months ended June 30, 2019 from 1.77% for the comparable period in 2018 and cost of certificates of deposit to 2.01% from 1.57% for the same comparative periods. For the three months ended June 30, 2019 and 2018 the average cost of interest bearing liabilities was 1.48% and 1.15%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $400,000 for the three month period ended June 30, 2019 compared to $975,000 for the three month period ended June 30, 2018. The allowance for loan losses was $12.6 million, or 0.94% of loans outstanding at June 30, 2019, compared to $11.7 million, or 0.89% of loans outstanding, at September 30, 2018.

Non-interest Income. Non-interest income decreased $35,000, or 1.9%, and remained at $1.9 million for the three months ended June 30, 2019 and 2018, respectively. A decrease in service charges and fees on loans of $54,000 was partially offset by an increase in insurance commissions of $17,000.

Non-interest Expense. Non-interest expense decreased $645,000, or 6.4%, to $9.5 million for the three months ended June 30, 2019 from $10.2 million for the comparable period in 2018.The primary reasons for the decrease were decreases in occupancy and equipment expense of $25,000, professional fees of $130,000, advertising expense of $191,000, amortization of intangible assets of $28,000 and other expense of $409,000 which were offset in part by an increase of $58,000 in compensation and employee benefits, $45,000 in data processing fees, $31,000 in loss on foreclosed real estate and $4,000 in FDIC premiums.

Income Taxes. Income tax expense increased $112,000 to $612,000 for the three months ended June 30, 2019 from $500,000 for the comparable 2018 period. The effective tax rate for the three months ended June 30, 2019 was 16.7% compared to 15.1% for the 2018 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2019 and June 30, 2018

Net Income. Net income increased $5.5 million, or 158.7%, to $8.9 million for the nine months ended June 30, 2019 compared to net income of $3.4 million for the comparable period in 2018. The increase was due to an increase in non interest income combined with decreases in the provision for loan losses, non interest expense and income taxes partially offset by a decrease in net interest income. The net income of $3.4 million for the nine month period ended June 30, 2018 was primarily affected by a one time charge to income tax expense of $3.7 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.

Net Interest Income. Net interest income decreased $933,000, or 2.6%, to $35.3 million for the nine months ended June 30, 2019 from $36.3 million for the comparable period in 2018. The decrease was primarily attributable to a decrease of twenty-three basis points in the Company’s interest rate spread to 2.51% for the nine months ended June 30, 2019 from 2.74% for the comparable period in 2018.

Interest Income. Interest income increased $3.1 million, or 6.4%, to $51.0 million for the nine months ended June 30, 2019 from $47.9 million for the comparable 2018 period. The increase resulted primarily from an increase in the average yield on interest earning assets of thirteen basis points to 3.94% for the nine months ended June 30, 2019 from 3.81% in the comparable 2018 period and an increase in the average balance of interest earning assets of $43.4 million. The average balance of loans increased $47.9 million between the two periods. In addition, between the two periods, the average balance of investment securities decreased $35.5 million, mortgage-backed securities increased $12.5 million, FHLB stock decreased $2.1 million and other interest earning assets increased $20.6 million.

Interest Expense. Interest expense increased $4.0 million, or 34.2%, to $15.7 million for the nine months ended June 30, 2019 from $11.7 million for the comparable 2018 period. The increase resulted from an increase in the cost of interest bearing liabilities of thirty-six basis points and an increase in the average balance of interest bearing liabilities of $10.3 million between the two periods. The interest expense increase of $4.0 million for the nine months ended June 30, 2019 was due primarily to an increase in money market interest expense of $1.7 million. Money market interest expense increased due to an increase in the average balance of money market accounts of $69.3 million and an increase in the cost of money market funds of 58 basis points. The Federal Reserve increased the Fed Funds interest rate by a total of 75 basis points between June 30, 2018 and June 30, 2019. This increase was the primary reason for increases in the Company’s cost of borrowed funds to 2.16% for the nine months ended June 30, 2019 from 1.63% for the comparable period in 2018 and cost of certificates of deposit to 1.93% from 1.49% for the same comparative periods. For the nine months ended June 30, 2019 and 2018 the average cost of interest bearing liabilities was 1.43% and 1.07%, respectively.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.9 million for the nine month period ended June 30, 2019 compared to $3.1 million for the nine month period ended June 30, 2018. The allowance for loan losses was $12.6 million, or 0.94% of loans outstanding, at June 30, 2019, compared to $11.7 million, or 0.89% of loans outstanding, at September 30, 2018.

Non-interest Income. Non-interest income increased $245,000, or 4.2%, to $6.1 million for the nine months ended June 30, 2019 from $5.8 million for the comparable period in 2018. Increases in other income of $433,000, trust and investment fees of $2,000 and insurance commissions of $37,000 were partially offset by decreases in service fees on deposit accounts of $55,000, service charges and fees on loans of $116,000, gain on sale of investments, net of $31,000, and earnings on bank owned life insurance of $28,000. Other income increased primarily due to a recovery of $226,000 of previously expensed professional fees related to the settlement of a non-performing loan and the Company’s settlement of $280,000 from a previously purchased credit impaired loan.

Non-interest Expense. Non-interest expense decreased $1.6 million, or 5.1%, to $28.9 million for the nine months ended June 30, 2019 from $30.4 million for the comparable period in 2018. The primary reasons for the decrease were decreases in professional fees of $152,000, occupancy and equipment expenses of $258,000, amortization of intangible assets of $146,000, other expense of $1.0 million and an increase in gain on foreclosed real estate of $69,000 which were offset in part by an increase of $309,000 in compensation and employee benefits, and data processing fees and $61,000. The primary reason for the decrease in other expense was a decrease of $565,000 related to the closing of three branch offices in the nine months ended June 30, 2018.

Income Taxes. Income tax expense decreased $3.4 million to $1.7 million for the nine months ended June 30, 2019 from $5.1 million for the comparable 2018 period.  The decrease was primarily a result of a one-time charge to income tax expense of $3.7 million in the nine months ended December 31, 2017 related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017. The effective tax rate for the nine months ended June 30, 2019 was 16.1% compared to 59.8% for the 2018 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	June 30, 2019	September 30, 2018
Non-performing assets:
Non-accruing loans	$17,435	$8,964
Non-accruing purchased credit impaired loans	1,183	1,547
Total non-performing loans	18,618	10,511
Foreclosed real estate	506	1,141
Other repossessed assets	9	16
Total non-performing assets	$19,133	$11,668
Ratio of non-performing loans to total loans	1.39%	0.80%
Ratio of non-performing loans to total assets	1.03%	0.57%
Ratio of non-performing assets to total assets	1.06%	0.64%
Ratio of allowance for loan losses to total loans	0.94%	0.85%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $7.5 million from September 30, 2018 to June 30, 2019. The number of nonperforming residential loans was 53 at June 30, 2019 compared to 58 at September 30, 2018. The $18.6 million of non-accruing loans at June 30, 2019 included 53 residential loans with an aggregate outstanding balance of $4.7 million, 25 commercial and commercial real estate loans with aggregate outstanding balances of $12.6 million and 97 consumer loans with aggregate balances of $1.3 million. The increase in commercial non-accrual is due primarily to the addition of one commercial loan participation relationship totaling $8.3 million. The Company believes that it is well secured and does not anticipate making a provision to the loan loss allowance. Within the residential loan balance are $2.1 million of loans less than 90 days past due. In the quarter ended June 30, 2019, the Company identified 23 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $636,000 to $505,000 at June 30, 2019. Foreclosed real estate consists of 10 residential properties, one building lot and two commercial properties.

At June 30, 2019, the principal balance of troubled debt restructures (“TDRs”) was $3.2 million compared to $4.4 million at September 30, 2018. Of the $3.2 million of troubled debt restructures at June 30, 2019, $78,000 are performing loans and $3.1 million are non-accrual loans.

As of June 30, 2019, TDRs were comprised of 20 residential loans totaling $2.2 million, three commercial and commercial real estate loans totaling $808,000 and seven consumer (home equity loans, home equity lines and credit, indirect auto and other) loans totaling $244,000.

For the nine month period ended June 30, 2019, 18 loans were removed from non-performing TDR status.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2019, $40.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. As of June 30, 2019, we had $254.0 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $667.2 million.

At June 30, 2019, we had $213.1 million in loan commitments outstanding, which included, in part, $55.5 million in undisbursed construction loans and land development loans, $42.9 million in unused home equity lines of credit, $97.3 million in commercial lines of credit and commitments to originate commercial loans, $6.9 million in performance standby letters of credit and $10.5 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2019 totaled $378.5 million, or 76.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2020. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $16.8 million and $18.2 million for the nine months ended June 30, 2019 and 2018, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was $35.3 million and $(64.9) million for the nine months ended June 30, 2019 and 2018, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash (used for) provided by, of $(55.0) million and $42.9 million for the nine months ended June 30, 2019 and 2018, respectively.

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

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2019 and 2018.

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

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. That litigation is now proceeding before the district court. The Bank will continue to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

ESSA BANCORP, INC.

Date: August 9, 2019	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 9, 2019	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer