Form 10-K
period 2019-09-30
ESSA Bancorp, Inc.
filed 2019-12-16
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 001-33384

ESSA Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-8023072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Palmer Street, Stroudsburg, Pennsylvania	18360
(Address of Principal Executive Offices)	(Zip Code)

(570) 421-0531

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ESSA	The NASDAQ Stock Market, LLC

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

As of December 1, 2019, there were 18,133,095 shares issued and 11,290,506 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2019, was $175,697,599.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant (Part III).

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

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is a Pennsylvania-chartered holding company for ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of the Bank. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of the Bank. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. On July 31, 2012, ESSA Bancorp completed its acquisition of First Star Bancorp, Inc. and its wholly-owned subsidiary, First Star Bank (“First Star”). On April 4, 2014, ESSA Bancorp completed its acquisition of Franklin Security Bancorp, Inc. and its wholly owned subsidiary, Franklin Security Bank (“Franklin Security”). On December 4, 2015, ESSA Bancorp completed its acquisition of Eagle National Bancorp, Inc. (“ENB”), whereby ESSA Bancorp acquired ENB and its wholly owned subsidiary, Eagle National Bank. Effective November 14, 2014, ESSA Bancorp converted its holding company status from a savings and loan holding company to a bank holding company, and it elected the financial holding company designation as a bank holding company. At September 30, 2019, ESSA Bancorp had consolidated assets of $1.8 billion, consolidated deposits of $1.3 billion and consolidated stockholders’ equity of $189.5 million. Consolidated net income for the fiscal year ended September 30, 2019 was $12.6 million.

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

The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential first mortgage loans (including construction mortgage loans), commercial real estate loans, home equity loans and lines of credit, commercial and consumer loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposits. We also offer asset management and trust services. We offer investment services through our relationship with Cetera Investment Services LLC, a third party broker/dealer and investment advisor. The Company recently announced that it will be replacing Cetera Investment Services LLC with Ameriprise Financial Institutions Group during the second fiscal quarter of the September 30, 2020 fiscal year. We offer insurance benefit consulting services through our wholly owned subsidiary, ESSA Advisory Services, LLC.

The Bank’s executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. Our website address is www.essabank.com.

Market Area

At September 30, 2019, our 22 full-service banking offices consisted of 7 offices in Monroe County, 3 offices in Lehigh County, 6 offices in Northampton County, 1 office in Lackawanna County, 1 office in Luzerne County, 1 office in Chester County, 2 offices in Delaware County and 1 office in Montgomery County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, healthcare and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. Chester and Montgomery Counties are located south and Delaware County southwest of Monroe County. As of June 30, 2019, the most recent FDIC market share data available, we had a deposit market share of approximately 30.3% in Monroe County, which represented the largest deposit market share in Monroe County, 2.9% in Northampton County, 1.9% in Lehigh County, 0.1% in Lackawanna County, 0.9% in Luzerne County, 0.1% in Chester County, 0.1% in Montgomery County and 0.6% in Delaware County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real estate property. In recent years, we have increased our originations of commercial loans and commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from $318.3 million or 25.6% of our total loan portfolio at September 30, 2017 to $480.6 million, or 35.8%, of our total loan portfolio at September 30, 2019. One- to four-family residential real estate mortgage loans represented $597.5 million, or 44.6%, of our loan portfolio at September 30, 2019. Home equity loans and lines of credit totaled $45.2 million, or 3.4%, of our loan portfolio at September 30, 2019. Commercial loans totaled $55.6 million, or 4.1%, of our loan portfolio at September 30, 2019 and construction first mortgage loans totaled $5.7 million, or 0.4%, of the total loan portfolio at September 30, 2019. Obligations of states and political subdivisions totaled $71.8 million, or 5.4%, of our loan portfolio at September 30, 2019. Auto loans totaled $82.0 million or 6.1% of the total loan portfolio at September 30, 2019. As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$597,514	44.6%	$580,561	44.1%	$586,708	47.1%
Construction	5,672	0.4	3,920	0.3	3,097	0.2
Commercial	55,559	4.1	49,479	3.8	44,129	3.5
Commercial real estate	480,647	35.8	416,573	31.6	318,323	25.6
Obligations of states and political subdivisions	71,828	5.4	73,362	5.6	58,079	4.7
Home equity loans and lines of credit	45,156	3.4	43,962	3.3	46,219	3.7
Auto loans	81,983	6.1	146,220	11.1	186,646	15.0
Other	2,924	0.2	2,682	0.2	2,845	0.2
Total loans receivable	$1,341,283	100.0%	$1,316,759	100.0%	$1,246,046	100.0%
Allowance for loan losses	(12,630)		(11,688)		(9,365)
Total loans receivable, net	$1,328,653		$1,305,071		$1,236,681

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to four- family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)
Due During the Years Ending September 30,
2020	$326	$-	$23,788	$51,677
2021	1,105	-	2,235	34,238
2022	4,869	-	2,109	25,541
2023 to 2024	14,909	-	12,326	58,589
2025 to 2029	110,325	-	9,859	133,072
2030 to 2034	120,534	8	1,728	60,168
2034 and beyond	345,446	5,664	3,514	117,362
Total	$597,514	$5,672	$55,559	$480,647

	Obligations of States and Political subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)
Due During the Years Ending September 30,
2020	$1,608	$1,001	$2,632	$324	$81,356
2021	465	1,348	14,345	270	54,006
2022	7,844	1,779	24,323	346	66,811
2023 to 2024	2,340	4,264	40,339	1,141	133,908
2025 to 2029	22,859	10,154	320	425	287,014
2030 to 2034	16,166	11,281	24	183	210,092
2034 and beyond	20,546	15,329	-	235	508,096
Total	$71,828	$45,156	$81,983	$2,924	$1,341,283

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2019 that are contractually due after September 30, 2020.

	Due After September 30, 2020
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$544,846	$52,342	$597,188
Construction	5,672	-	5,672
Commercial	18,096	13,675	31,771
Commercial real estate	121,407	307,563	428,970
Obligations of states and political subdivisions	29,237	40,983	70,220
Home equity loans and lines of credit	20,508	23,647	44,155
Auto loans	79,351	-	79,351
Other	2,600	-	2,600
Total	$821,717	$438,210	$1,259,927

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center. At September 30, 2019, $597.5 million, or 44.6%, of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios private mortgage insurance is required to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2019, our largest loan secured by one- to four-family real estate had a principal balance of approximately $2.6 million and was secured by a single family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $5.1 million of adjustable rate one- to four-family residential loans during the year ended September 30, 2019 and $9.3 million during the year ended September 30, 2018. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2019, $52.3 million, or 8.8%, of our one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which provides the right to declare a loan immediately due and payable in the event that the borrower sells or otherwise conveys title to the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings bank may lend relative to the value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all purchase money loans, we utilize outside independent appraisers approved in accordance with the Bank’s appraisal policy. All purchase money and most refinance loans require a lender’s title insurance policy. Certain modest refinance requests may utilize an exterior inspection report and title search. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our Loan Originators. Eligible properties include primary and vacation homes located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. As of September 30, 2019, home equity loans and lines totaled about $45.2 million, or 3.4%, of our loan portfolio.

The maximum combined loan-to-value originated is generally 80% although a maximum of 85% is permitted with more restrictive underwriting parameters depending on the collateral. There is a small portion of the portfolio originated in years past that contains original combined loan-to-values of up to 90%. Our home equity lines of credit typically feature a 20 year draw period with interest-only payments permitted, followed by another 10 years of fully amortizing payments with no further ability to draw funds. Similar combined loan-to-value characteristics and standards exist for the lines as are outlined above for the loans.

Loan underwriting standards limit the maximum size of a junior lien loan to between $400,000 and $500,000, depending on the loan type and collateral. All loans exceeding 75% of value require an appraisal by bank-approved, licensed appraisers. Loans up to $25,000 with lesser loan-to-value ratios may utilize an automated valuation model. Title/lien searches are secured on all home equity loans and lines.

Commercial Real Estate Loans. At September 30, 2019, $480.6 million, or 35.8%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office and industrial buildings, multi-family, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five to seven years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80%. At September 30, 2019, our largest commercial real estate relationship balance was $15.5 million, which was performing in accordance with its terms.

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

Loans secured by commercial real estate generally are considered to present greater risk than one- to four-family residential loans. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

First Mortgage Construction Loans. At September 30, 2019, $5.7 million, or 0.4%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2019, our largest first mortgage construction loan balance was $367,000. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30 year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Commercial Loans. At September 30, 2019, $55.6 million, or 4.1%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.

Obligations of States and Political Subdivisions. At September 30, 2019, $71.8 million, or 5.4%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2019, $82.0 million, or 6.1% of our total loan portfolio consisted of auto loans. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee. As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2019, these other loans totaled $2.9 million, or 0.2%, of the total loan portfolio.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. For all loans the Board has established a lending authority policy. Larger and more complex loan requests require the involvement of senior management or the Board.

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

Non-performing Loans. At September 30, 2019, $10.1 million, or 0.75% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $3.5 million at September 30, 2019. Residential first mortgage loans that were 90 days or more past due totaled $4.6 million at September 30, 2019.

Real Estate Owned. At September 30, 2019, the Company had $240,000 of real estate owned consisting of 7 properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2019	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$4,607	$5,317	$6,592
Construction	-	-	-
Commercial	603	876	813
Commercial real estate	3,524	3,497	5,441
Home equity loans and lines of credit	622	216	643
Auto loans	666	587	736
Other	41	18	38
Total	10,063	10,511	14,263
Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	-	-	-
Construction	-	-	-
Commercial	-	-	-
Commercial real estate	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total loans 90 days or more past due	-	-	-
Total non-performing loans	10,063	10,511	14,263
Real estate owned	240	1,141	1,424
Other repossessed assets	9	16	9
Total non-performing assets	$10,312	$11,668	$15,696
Troubled Debt Restructurings (1):
Residential first mortgage loans:
One- to four-family	$2,068	$3,260	$3,642
Construction	-	-	-
Commercial	-	-	-
Commercial real estate	787	976	1,106
Home equity loans and lines of credit	207	66	120
Auto loans	43	58	-
Other	-	-	-
Total	$3,105	$4,360	$4,868
Ratios:
Total non-performing loans to total loans	0.75%	0.80%	1.14%
Total non-performing loans to total assets	0.56%	0.57%	0.80%
Total non-performing assets to total assets	0.57%	0.64%	0.88%

1)	Non-performing troubled debt restructurings are included in non accrual loans as part of the non-performing assets table.

For the years ended September 30, 2019, 2018 and 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $277,000, $171,000 and $449,000 respectively.

At September 30, 2019, the principal balance of troubled debt restructurings (“TDRs”) was $3.1 million as compared to $4.4 million at September 30, 2018. Of the $3.1 million of TDRs at September 30, 2019, $76,000 were performing loans and $3.0 million were non-accrual loans.

TDRs at September 30, 2019 were comprised of 20 residential loans totaling $2.1 million, 3 commercial real estate loans totaling $787,000 and 8 consumer loans (home equity loans, home equity lines of credit, auto and other) totaling $250,000.

For the year ended September 30, 2019, one loan totaling $6,000 was removed from TDR status due to the completion of timely payments.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2019, we modified six loans totaling $1.8 million that did not constitue troubled debt restructures. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total we modified 12 commercial loans with an aggregate balance of approximately $1.7 million for the year ended September 30, 2019 that did not constitute troubled debt restructures.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2019
Residential first mortgage loans:
One- to four-family	2	$263	52	$4,607	54	$4,870
Construction	-	-	-	-	-	-
Commercial	2	37	4	603	6	640
Commercial real estate	-	-	25	3,524	25	3,524
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	2	168	17	622	19	790
Auto loans	-	-	83	666	83	666
Other	-	-	4	41	4	41
Total	6	$468	185	$10,063	191	$10,531
At September 30, 2018
Residential first mortgage loans:
One- to four-family	5	$920	58	$5,317	63	$6,237
Construction	-	-	-	-	-	-
Commercial	1	11	9	876	10	887
Commercial real estate	-	-	16	3,497	16	3,497
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	11	216	11	216
Auto loans	2	20	74	587	76	607
Other	-	-	4	18	4	18
Total	8	$951	172	$10,511	180	$11,462
At September 30, 2017
Residential first mortgage loans:
One- to four-family	8	$421	76	$6,592	84	$7,013
Construction	-	-	-	-	-	-
Commercial	-	-	37	5,441	37	5,441
Commercial real estate	-	-	10	813	10	813
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	1	15	17	643	18	658
Auto loans	2	32	61	736	63	768
Other	1	4	5	38	6	42
Total	12	$472	206	$14,263	218	$14,735

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

At September 30, 2019, the Company classified approximately $8.5 million of our assets as Special Mention, of which $7.5 million were commercial and commercial real estate loans, and $20.2 million as Substandard, of which $14.5 million were commercial and commercial real estate loans. No loans were classified Doubtful or Loss. At September 30, 2018, we classified approximately $10.3 million of our assets as Special Mention, of which $9.0 million were commercial and commercial real estate loans, and $22.7 million as Substandard, of which $16.0 million were commercial and commercial real estate loans. No loans were classified as Doubtful or Loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2019 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of year	$11,688	$9,365	$9,056
Charge-offs:
Residential first mortgage loans:
One- to four-family	(330)	(335)	(504)
Construction	-	-	-
Commercial	(28)	(151)	(31)
Commercial real estate	(185)	(54)	(1,352)
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	(62)	(68)	(18)
Auto loans	(1,233)	(1,833)	(2,009)
Other	(13)	(21)	(9)
Total charge-offs	(1,851)	(2,462)	(3,923)
Recoveries:
Residential first mortgage loans:
One- to four-family	113	12	22
Construction	-	-	-
Commercial	3	10	1
Commercial real estate	60	49	27
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	7	54	8
Auto loans	518	655	815
Other	16	5	9
Total recoveries	717	785	882
Net charge-offs	(1,134)	(1,677)	(3,041)
Provision for loan losses	2,076	4,000	3,350
Balance at end of year	$12,630	$11,688	$9,365
Ratios:
Net charge-offs to average loans outstanding	0.09%	0.13%	0.25%
Allowance for loan losses to non-performing loans at end of year	125.52%	111.20%	65.66%
Allowance for loan losses to total loans at end of year	0.94%	0.89%	0.75%

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

	2019			2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$4,243	33.60%	44.55%	$3,605	30.84%	44.09%	$3,878	41.41%	47.08%
Construction	53	0.42	0.42	35	0.30	0.30	23	0.25	0.25
Commercial	1,870	14.81	4.14	1,462	12.51	3.76	987	10.54	25.55
Commercial real estate	3,806	30.13	35.83	3,458	29.59	31.64	1,758	18.77	3.54
Obligations of states and political subdivisions	343	2.72	5.36	323	2.76	5.57	248	2.65	4.66
Home equity loans and lines of credit	329	2.60	3.37	296	2.53	3.34	470	5.02	3.71
Auto loans	1,384	10.96	6.11	1,859	15.91	11.10	1,836	19.60	14.98
Other	28	0.22	0.22	23	0.20	0.20	21	0.22	0.23
Total allocated allowance	12,056	95.46	100.00	11,061	94.64	100.00	9,221	98.46	100.00
Unallocated allowance	574	4.54	-	627	5.36	-	144	1.54	-
Total allowance for loan losses	$12,630	100.00%	100.00%	$11,688	100.00%	100.00%	$9,365	100.00%	100.00%

We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, unpaid interest previously credited to income is reversed. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to managements’ judgement as to the collectability of principal. Generally, residential and consumer loans are restored to accrual status when the obligation is brought current in accordance with the contractual terms for a reasonable period of time and ultimate collectability of total contractual principal and interest is no longer in doubt. Commercial loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of total contractual principal and interest no longer is in doubt.

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

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2019 was $11.5 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2019 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

Evaluation of Securities Portfolio. We review debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. If a decline in the fair value of a security is determined to be other than temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash, credit related impairment charge in the amount of the decline, net of tax effect, against our current income.

Our investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the United States government, and debt obligations of a state or political subdivision, corporate obligations, and other debt securities.

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2019, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$225,901	$226,440	$269,184	$258,123	$235,610	$233,823
Obligations of state and political subdivisions	19,860	20,212	42,090	40,949	64,382	65,358
U.S. government agency securities	6,454	6,688	5,678	5,558	18,615	18,671
Corporate obligations	43,121	43,134	48,559	47,415	49,025	48,742
Other debt securities	17,036	16,919	20,295	19,373	24,200	23,833
Total debt securities	312,372	313,393	385,806	371,418	391,832	390,427
Equity securities – financial services(a)	-	-	25	20	25	25
Total investment securities available-for-sale	$312,372	$313,393	$385,831	$371,438	$391,857	$390,452

(a)

As of October 1, 2018, the Company adopted ASU 2016-01 resulting in reclassification of equity securities from available for-sale investment securities to other assets. At September 30, 2018 the Company’s investment in equity securities was comprised of common stock issued by an unrelated bank holding company.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. government agency securities	$-%	-	$2,064%	2.27	$4,390%	1.14	$-%	-	$6,454	$6,688%	1.50
Obligations of state and political subdivisions	-	-	4,083	5.27	15,777	2.15	-	-	19,860	20,212	2.79
Mortgage-backed securities	-	-	-	-	37,089	2.32	188,813	2.90	225,902	226,440	2.81
Corporate obligations	-	-	13,144	2.50	27,953	4.55	2,024	3.73	43,121	43,134	3.89
Other debt securities	-	-	376	2.36	1,171	4.83	15,488	2.79	17,035	16,919	2.92
Total investment securities available for-sale	$-%	-	$19,667%	3.05	$86,380%	2.98	$206,325%	2.90	$312,372	$313,393%	2.94

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

At September 30, 2019, our deposits totaled $1.3 billion. Interest-bearing demand, savings and club, and money market deposits totaled $724.3 million at September 30, 2019. At September 30, 2019, we had a total of $442.6 million in certificates of deposit. Noninterest-bearing demand deposits totaled $175.9 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2019, we had a total of $158.6 million of brokered certificates of deposits, a decrease of $10.1 million from the prior fiscal year end. Our brokered certificates of deposits range from less than one- to three-year terms and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2019			2018			2017
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$167,211	12.63%	-%	$154,662	12.29%	-%	$147,554	12.16%	-%
Interest bearing demand accounts	196,854	14.87%	0.36%	184,041	14.63%	0.25%	158,294	13.04%	0.15%
Money market	331,208	25.02%	1.20%	263,281	20.92%	0.65%	251,432	20.72%	0.51%
Savings and club	132,604	10.02%	0.05%	135,893	10.80%	0.05%	138,818	11.44%	0.05%
Certificates of deposit	495,957	37.46%	1.95%	520,465	41.36%	1.55%	517,569	42.64%	1.33%
Total deposits	$1,323,834	100.00%	1.09%	$1,258,342	100.00%	0.82%	$1,213,667	100.00%	0.70%

As of September 30, 2019, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $135.7 million. The following table sets forth the maturity of those certificates as of September 30, 2019.

At September 30, 2019
(In thousands)
Three months or less	$26,448
Over three months through six months	29,845
Over six months through one year	47,913
Over one year	31,519
Total	$135,725

At September 30, 2019, $362.8 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
Balance at end of year	$107,701	$179,773	$137,466
Maximum outstanding at any month end	$239,824	$260,797	$185,201
Average balance during year	$165,730	$210,050	$147,765
Weighted average interest rate at end of year	2.35%	2.31%	1.36%
Average interest rate during year	2.10%	1.86%	0.98%

At September 30, 2019, we had the ability to borrow approximately $659.7 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking, electronic banking solutions and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2019, the Bank had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of September 30, 2019, we had 243 full-time employees, and 19 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

The Bank has four wholly owned subsidiaries, ESSACOR, Inc., Pocono Investment Company, ESSA Advisory Services, LLC, and Integrated Financial Corporation and its fully owned subsidiary Integrated Abstract Incorporated. ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank and is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of the Bank, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned by the Bank. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(K) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania Corporation that provided investment advisory services to the general public and is currently inactive. Integrated Abstract Incorporated is a Pennsylvania Corporation that provided title insurance services and is currently inactive.

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

Under the FDIC’s risk-based assessment system, insured institutions were previously assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay FDIC assessments.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits.  The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years.  In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points. As of September 2019, banks of less than $10 billion of total assets are receiving certain “small bank assessment credits” for the portion of their assessments that contributed to the growth in the FDIC’s fund reserve ratio from 1.15% to 1.35%.

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

All FDIC-insured institutions were required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by year-end 2019 and the final FICO assessment of 0.12 basis points of each institution’s total assets less tier 1 capital was collected as of March 29, 2019.

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

In addition to establishing the minimum regulatory capital requirements capital, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  A bank’s failure to achieve the “capital conservation buffer” will result in restrictions on paying dividends, engaging in stock repurchases and paying discretionary bonuses.  The capital conservation buffer requirement was phased in.  It began on January 1, 2016 at 0.625% of risk-weighted assets and has increased on January 1 of each succeeding year by 0.625%.  It was fully implemented at 2.5% on January 1, 2019.

Legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion of assets and meeting certain other requirements a “community bank leverage ratio” of between 8 to 10% Tier 1 equity/consolidated assets.  Eligible institutions with a capital level complying with the specified requirement and electing to use the community bank leverage ratio framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.  The establishment of the community bank leverage ratio was subject to notice and comment rulemaking by the federal regulators and a final rule was issued in November 2019 establishing the community bank leverage ratio at 9%. The community bank leverage ratio option is available commencing the first quarter of 2020.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2019, the Bank’s capital exceeded all applicable requirements.

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

The Prompt Corrective categories discussed above were effective January 1, 2015 and reflect the revised regulatory capital requirements effective the same date. The final rule establishing the community bank leverage ratio provides that an institution electing and complying with that alternative regulatory capital framework is considered to be “well capitalized” under the Prompt Corrective Actions regulations.

As of September 30, 2019, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2019, the Bank’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2019, the Bank had a $244,000 minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2019, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent three-year period. The 2015, 2016, 2017 and 2018 tax years remain open. The tax returns filed for the fiscal years ended September 30, 2016, 2017 and 2018 represents tax years 2015, 2016 and 2017, respectively. The company has not yet filed its tax return for the fiscal year ended September 30, 2019 which represents the 2018 tax year.

State Taxation

ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal year 2018 is 10.0% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter, can be carried forward three years for Mutual Thrift Institutions Tax purposes.

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

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of times. Like many banks, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, as market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. Furthermore, increases in interest rates may adversely affect our ability to originate loans and/or the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers speed up prepayments of mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2019, the fair value of our debt securities available for sale totaled $313.4 million. Unrealized net gains on these available for sale securities totaled approximately $1.0 million at September 30, 2019 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in the Bank’s Economic Value of Equity (“EVE”) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2019, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $2.3 million, or 14.9%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our Continued Emphasis On Commercial Real Estate Lending Increases Our Exposure To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2019, $480.6 million, or 35.8%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2019, our largest commercial real estate lending relationship was $15.5 million of loans located in Lehigh County, Pennsylvania and secured by real estate. These loans were performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

The final rule included new minimum risk-based capital and leverage ratios, which became effective on January 1, 2015, and refined the definition of what constitutes “capital” for calculating these ratios. The revised minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out was exercised. The Bank elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also established a “capital conservation buffer” of 2.5%, that will results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Phase in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases 0.625% at January 1of each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of these more stringent capital requirements, among other things, may result in lower returns on equity, require the raising of additional capital and result in regulatory actions if the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may further limit our ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Capital Requirements.” Recent regulatory changes have made available to qualifying institutions of under $10 billion in assets an alternative “community bank leverage ratio” framework of 9% Tier 1 capital to total consolidated assets. That framework is available for election starting in 2020. However, the framework, if elected, is not expected to effectively lower the amount of capital needed to comply with regulatory requirements.

Final CFPB Regulations Could Restrict Our Ability to Originate and Sell Mortgage Loans.

The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay certain mortgages.  Loans that meet this “qualified mortgage” definition will be presumed to have complied with the ability-to-repay standard.  Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

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

The following table provides certain information as of September 30, 2019 with respect to our main office located in Stroudsburg, Pennsylvania, and our 22 full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18322	Owned	1983	4,100

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

5120 Milford Rd. East Stroudsburg, PA 18302	Owned	2014	3,610

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

Tannersville Plaza 2826 Route 611 Tannersville, PA 18372	Leased	2007	2,500

975 Route 390 Cresco, PA 18326	Owned	2010	2,912

418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

76 South Main Street Nazareth, PA 18064	Leased	2019	2,746

600 Hamilton Street Suite 100 Allentown, PA 18101	Leased	2018	4,578

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

526 Wood Street Bethlehem, PA 18018	Leased	2012	200

6302 Route 309 New Tripoli, PA 18066	Owned	2012	3,460

1065 Highway 315 Wilkes Barre, PA 18702	Leased	2014	7,536

300 Mulberry Street Scranton, PA 18503	Leased	2014	3,800

8045 West Chester Pike Upper Darby, PA 19082	Leased	2015	4,000

354 West Lancaster Avenue Haverford, PA 19041	Leased	2015	3,128

48 West Marshall Road Lansdowne, PA 19050	Owned	2015	2,555

227 West Lancaster Avenue Devon, PA 19333	Leased	2015	1,886

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

Plymouth Meeting Road, Suite 101 Plymouth Meeting, PA 19462	Leased	2016	4,389

190 Brodhead Road, Suite 200 Bethlehem, PA 18017	Leased	2017	6,909

The net book value of our premises, land and equipment was $14.3 million at September 30, 2019.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Acts. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court. The Bank will continue to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp’s common stock as of September 30, 2019 was 1,777. Certain shares of ESSA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following tables present quarterly market information for ESSA Bancorp common stock for the periods ended September 30, 2018 and September 30, 2019. The following information was provided by the Nasdaq Stock Market.

Fiscal 2019	High	Low	Dividends
Quarter ended September 30, 2019	$16.98	$14.56	$0.10
Quarter ended June 30, 2019	15.76	15.00	0.10
Quarter ended March 31, 2019	16.56	15.02	0.10
Quarter ended December 31, 2018	16.37	15.34	0.10

Fiscal 2018	High	Low	Dividends
Quarter ended September 30, 2018	$16.44	$15.59	$0.09
Quarter ended June 30, 2018	16.09	14.37	0.09
Quarter ended March 31, 2018	16.74	14.28	0.09
Quarter ended December 31, 2017	16.22	15.32	0.09

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. We began to pay quarterly cash dividends in the third quarter of fiscal 2008. In November 2019, it was announced that the Company’s dividend would be increased from $0.10 per share to $0.11 per shared effective in the first quarter of Fiscal 2020. In determining whether and in what amount to pay a cash dividend in the future, the Board will take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will not be reduced or eliminated in the future.

The sources of funds for the payment of a cash dividend are interest and principal payments with respect to ESSA Bancorp loan to the Employee Stock Ownership Plan, and dividends from the Bank. For a discussion of the limitations applicable to the Bank’s ability to pay dividends, see “Item 1. Business—Supervision and Regulation.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2019 through July 31, 2019	-	-	-	500,000
August 1, 2019 through August 31, 2019	42,400	15.00	42,400	457,600
September 1, 2019 through September 31, 2019	38,900	15.91	38,900	418,700
Total	81,300	15.43	81,300

Through the year ended September 30, 2017, the Company repurchased a total of 6,911,400 shares of its common stock pursuant to six repurchase programs. The Company did not repurchase any shares of its common stock during the year ended September 30, 2018. On August 1, 2018 the Company announced that its Board of Directors had approved a seventh stock repurchase program for up to 400,000 shares of its common stock. In February of 2019 the Company repurchased 405,384 shares pursuant to this seventh stock repurchase program. On July 25, 2019 the Company announced that its Board of Directors had approved an eigth stock repurchase program for up to 500,000 shares of its common stock. The Company purchased 81,300 shares of its common stock pursuant to this plan during the year ended September 30, 2019. The Company may repurchase the shares from time to time through open market purchases, privately negotiated stock transactions or in any other manner that is compliant with applicable securities law.

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

	At September 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,799,427	$1,833,790	$1,785,218	$1,772,479	$1,606,544
Cash and cash equivalents	52,242	43,539	41,683	43,658	18,758
Investment securities:
Available for sale	313,393	371,438	390,452	390,410	379,407
Loans, net	1,328,653	1,305,071	1,236,681	1,219,213	1,102,118
Regulatory stock	11,579	12,973	13,832	15,463	13,831
Premises and equipment	14,335	14,601	16,234	16,844	16,553
Bank owned life insurance	39,601	38,630	37,626	36,593	30,655
Deposits	1,342,830	1,336,855	1,274,861	1,214,820	1,096,754
Borrowed funds	248,282	298,496	311,614	360,061	320,440
Equity	189,508	179,186	182,727	176,344	171,280

	For the Years Ended September 30,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Selected Results of Operations Data:
Interest income	$67,759	$64,503	$58,318	$58,366	$54,179
Interest expense	20,749	16,268	12,799	11,431	10,390
Net interest income	47,010	48,235	45,519	46,935	43,789
Provision for loan losses	2,076	4,000	3,350	2,550	2,075
Net interest income after provision for loan losses	44,934	44,235	42,169	44,385	41,714
Non-interest income	8,157	7,813	8,199	8,783	7,896
Non-interest expense	38,053	39,853	41,438	42,858	36,865
Income before income tax expense	15,038	12,195	8,930	10,310	12,745
Income tax expense	2,415	5,664	1,591	2,583	2,954
Net income	$12,623	$6,531	$7,339	$7,727	$9,791
Earnings per share
Basic	$1.18	$0.60	$0.69	$0.74	$0.94
Diluted	$1.18	$0.60	$0.69	$0.73	$0.93

	At or For the Years Ended September 30,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.69%	0.36%	42.00%	0.45%	0.62%
Return on average equity	6.80%	3.61%	4.11%	4.40%	5.68%
Interest rate spread (1)	2.50%	2.71%	2.69%	2.81%	2.89%
Net interest margin (2)	2.73%	2.85%	2.77%	2.89%	2.96%
Efficiency ratio (3)	68.42%	71.11%	77.14%	76.92%	71.33%
Noninterest expense to average total assets	2.09%	2.20%	2.35%	2.47%	2.33%
Average interest-earning assets to average interest- bearing liabilities	119.05%	116.30%	115.99%	116.18%	113.81%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.57%	0.64%	0.88%	1.24%	1.41%
Non-performing loans as a percent of total loans	0.75%	0.80%	1.14%	1.57%	1.81%
Allowance for loan losses as a percent of non-performing loans	125.52%	111.20%	65.66%	46.89%	44.36%
Allowance for loan losses as a percent of total loans	0.94%	0.89%	0.75%	0.74%	0.80%
Capital Ratios:
Total risk-based capital (to risk weighted assets) (4)	14.00%	13.59%	13.96%	13.71%	16.35%
Common equity Tier 1 capital (to risk weighted assets) (4)	13.03%	12.70%	13.18%	12.93%	15.47
Tier 1 risk-based capital (to risk weighted assets) (4)	13.03%	12.70%	13.18%	12.93%	15.47%
Tangible capital (to tangible assets)	9.67%	9.28%	9.19%	8.76%	10.03%
Tier 1 leverage (core) capital (to adjusted tangible assets) (4)	9.67%	9.28%	9.19%	8.76%	10.03%
Average equity to average total assets	10.53%	9.96%	10.13%	10.13%	10.90%
Other Data:
Number of full service offices	22	22	25	26	25

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

We intend to continue to pursue our business strategy, subject to changes necessitated by future market conditions and other factors. We also intend to continue focusing on the following:

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

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2019 or 2018.

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

Comparison of Financial Condition at September 30, 2019 and September 30, 2018

Total Assets. Total assets decreased $34.4 million, or 1.87%, to $1.8 billion at September 30, 2019, compared to September 30, 2018.

Cash and Due from Banks. Cash and due from banks increased $9.2 million, or 23.6%, to $48.4 million at September 30, 2019 from $39.2 million at September 30, 2018. The primary reason for the increase were increases in the Federal Reserve Bank’s account of $10.5 million.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $526,000, or 12.1%, to $3.8 million at September 30, 2019 from $4.3 million at September 30, 2018. The primary reason for the decrease was a decrease in the Company’s interest bearing demand deposit account at the FHLB-Pittsburgh of $2.0 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $58.0 million, or 15.6%, to $313.4 million at September 30, 2019 from $371.4 million at September 30, 2018. The decrease was due primarily to decreases in obligations of states and political subdivisions of $20.7 million, mortgage held securities of $31.7 million, corporate obligations of $4.3 million and other debt securities of $2.5 million, which were offset in part by increases in US government agency securities of $1.1 million.

Net Loans. Net loans increased $23.6 million, or 1.8%, to $1.3 billion at September 30, 2019 from September 30, 2018. The primary reasons for the increase increases in commercial real estate loans, residential real estate loans, construction loans, commercial loans, home equity loans and lines of credit and other loans offset in part by decreases in obligations of states and political subdivisions and auto loans. Commercial real estate loans increased by $64.1 million to $480.6 million at September 30, 2019 from $416.6 million at September 30, 2018. Obligations of states and political subdivisions decreased by $1.5 million to $71.8 million at September 30, 2019 from $73.4 million at September 30, 2018. One-to-four family loans increased by $17.0 million to $597.5 million at September 30, 2019 from $580.6 million at September 30, 2018. Home equity loans increased by $1.2 million to $45.2 million at September 30, 2019 from $44.0 million at September 30, 2018. Auto loans decreased $64.2 million to $82.0 million at September 30, 2019 from $146.2 million at September 30, 2018. The Company discontinued indirect auto lending in July 2018.

Deposits. Deposits increased by $6.0 million, or 0.5%, to $1.3 billion at September 30, 2019, primarily as a result of increases in interest bearing demand accounts, money market accounts and non-interest bearing demand accounts. Overall, the changes in deposits at September 30, 2019 compared to September 30, 2018 included an increase in non-interest bearing demand accounts of $17.6 million, or 11.1%, an increase in interest bearing demand accounts of $3.3 million, or 1.5%, an increase in money market accounts of $68.6 million, or 23.2%, a decrease in savings and club accounts of $851,000, or 0.6%, and a decrease in certificates of deposit of $82.7 million, or 15.7%. Included in the certificates of deposit was a decrease of $10.1 million, or 6.0%, in brokered certificates of deposit. At September 30, 2019, the Company had $158.6 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, decreased $50.2 million, or 16.8%, to $248.3 million at September 30, 2019 from $298.5 million at September 30, 2018. All borrowed funds are from the FHLB, whose rates were more competitively priced than other wholesale funding sources.

Stockholders’ Equity. Stockholders’ equity increased by $10.3 million, or 5.8%, to $189.5 million at September 30, 2019 from $179.2 million at September 30, 2018. The increase was primarily due to an increase in other comprehensive income of $8.6 million and net income of $12.6 million partially offset by cash dividends paid of $4.3 million and treasury shares purchased of $7.8 million.

Comparison of Operating Results for the Years Ended September 30, 2019 and September 30, 2018

Net Income. Net income increased by $6.1 million, or 93.3%, to $12.6 million for the fiscal year ended September 30, 2019 from $6.5 million for the fiscal year ended September 30, 2018. The increase was primarily due to a decrease in income taxes, a decrease in noninterest expense, a decrease in the provision for loan losses and an increase in non interest income partially offset by a decrease in net interest income. During the fiscal year ended September 30, 2018 the Company recorded a one time charge to income tax expense of $3.7 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the Federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017.

Net Interest Income. Net interest income decreased by $1.2 million, or 2.5%, to $47.0 million for fiscal year 2019 from $48.2 million for fiscal year 2018, primarily due to the increases in interest expense from deposits, partially offset by the increase in total interest income.

Interest Income. Interest income increased $3.2 million, or 5.1%, to $67.8 million for fiscal year 2019 from $64.5 million for fiscal year 2018. The increase resulted from an increase of 10 basis points in the overall yield on interest earning assets to 3.93% from 3.83%, which had the effect of increasing interest income by $3.3 million. This increase was supplemented by a $31.5 million increase in average interest earning assets, which had the effect of decreasing interest income by $73,000. The increase in average interest earning assets during 2019 compared to 2018 included increases in average loans of $43.0 million, average mortgage backed securities of $3.3 million and average other assets of $21.1 million. These increases were partially offset by decreases in average investment securities of $33.5 million and average FHLB stock of $2.5 million. The average yield on loans increased to 4.23% for the fiscal year 2019, from 4.13% for the fiscal year 2018. The average yields on investment securities increased to 3.68% from 3.33% and the average yields on mortgage backed securities increased to 2.52% for 2019 from 2.34% for the 2018 period.

Interest Expense. Interest expense increased $4.5 million, or 27.5%, to $20.7 million for fiscal year 2019 from $16.3 million for fiscal year 2018, while average interest bearing liabilities decreased by $7.1 million year over year. The increase in interest expense resulted from a 31 basis point increase in the overall cost of interest bearing liabilities to 1.43% for fiscal 2019 from 1.12% for fiscal 2018 which had the effect of increasing interest expense by $4.9 million along with a decrease in average interest bearing liabilities which had the effect of decreasing interest expense by $371,000. Average savings and club accounts decreased by $3.3 million, average interest bearing demand deposit accounts increased $12.8 million, average money market accounts increased $67.9 million and average certificates of deposit decreased $24.5 million. For fiscal 2019, average borrowed funds decreased $60.0 million compared to fiscal 2018. The cost of money market accounts increased to 1.20% for fiscal year 2019 from 0.65% for fiscal year 2018. The cost of interest bearing demand deposit accounts increased to 0.36% for fiscal year 2019 from 0.25% for fiscal year 2018. The cost of savings and club accounts remained unchanged at 0.05% for fiscal 2019. The cost of certificates of deposit increased to 1.95% from 1.55% and the cost of borrowed funds increased to 2.16% from 1.69% for fiscal years 2019 and 2018, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $2.1 million for fiscal year 2019 compared to a $4.0 million provision for the 2018 fiscal year. The allowance for loan losses was $12.6 million, or 0.94% of loans outstanding, at September 30, 2019, compared to $11.7 million, or 0.89% of loans outstanding, at September 30, 2018.

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

Non-Interest Income. Non-interest income increased $344,000, or 4.4%, to $8.2 million for the year ended September 30, 2019, from $7.8 million for the comparable 2018 period. The increase was primarily due to increases in other noninterest income of $505,000, trust and investment fees of $79,000 and insurance commissions of $54,000. These increases were offset, in part, by decreases in service fees on deposit accounts of $54,000, service changes and fees on loans of $94,000, gain on sale of investments, net of $118,000 and earnings on bank owned life insurance of $33,000. Other income for the year ended September 30, 2019 included the recovery of $226,000 of previously expensed professional fees related to the settlement of a non-performing loan and the settlement of approximately $280,000 from a previously purchased credit impaired loan.

Non-Interest Expense. Non-interest expense decreased $1.8 million, or 4.5%, to $38.1 million for fiscal year 2019 from $39.9 million for the comparable period in 2018. As a result of the Company’s efforts to reduce costs and increase efficiencies, all categories of noninterest expenses declined for the year ended September 30, 2019 compared to the comparable 2018 period except for increases in compensation and employee benefits of $722,000 and data processing of $87,000.

Income Taxes. Income tax expense of $2.4 million was recognized for fiscal year 2019 compared to an income tax expense of $5.7 million recognized for fiscal year 2018. The decrease in income tax expense was primarily due to a one time charge to income tax expense of $3.7 million related to the reduction in the carrying value of the Company’s deferred tax assets, which resulted from the reduction in the Federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017. The effective tax rate for the year ended September 30, 2018 was 46.4% compared to 16.1% for the 2019 period.

Average Balance Sheets for the Years Ended September 30, 2019 and 2018

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$1,336,019	$56,522	4.23%	$1,293,002	$53,398	4.13%
Investment securities
Taxable (3)	65,798	2,603	3.96%	75,401	2,658	3.53%
Exempt from federal income tax (3) (4)	16,352	335	2.59%	40,229	903	2.97%
Total investment securities	82,150	2,938	3.68%	115,630	3,561	3.33%
Mortgage-backed securities	267,195	6,735	2.52%	263,934	6,169	2.34%
Regulatory stock	12,895	968	7.51%	15,347	1,004	6.54%
Other	26,720	596	2.23%	5,532	371	6.71%
Total interest-earning assets	1,724,979	67,759	3.93%	1,693,445	64,503	3.83%
Allowance for loan losses	(12,354)			(10,422)
Noninterest-earning assets	110,545			131,655
Total assets	$1,823,170			$1,814,678
Interest-bearing liabilities:
Interest bearing demand accounts	196,854	713	0.36%	184,041	469	0.25%
Money market accounts	331,208	3,991	1.20%	263,281	1,713	0.65%
Savings and club accounts	132,604	71	0.05%	135,893	71	0.05%
Certificates of deposit	495,957	9,647	1.95%	520,465	8,055	1.55%
Borrowed funds	292,352	6,327	2.16%	352,423	5,960	1.69%
Total interest-bearing liabilities	1,448,975	20,749	1.43%	1,456,103	16,268	1.12%
Non-interest bearing demand accounts	167,211			154,662
Noninterest-bearing liabilities	21,339			23,154
Total liabilities	1,637,525			1,633,919
Equity	185,645			180,759
Total liabilities and equity	$1,823,170			$1,814,678
Net interest income		$47,010			$48,235
Interest rate spread			2.50%			2.71%
Net interest-earning assets	$276,004			$237,342
Net interest margin (5)			2.73%			2.85%
Average interest-earning assets to average interest-bearing liabilities		119.05%			116.30%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized costs on loans totaling $1.4 million in 2019 and $2.5 million in 2018.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2019 vs. 2018			For the Years Ended September 30, 2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$1,808	$1,316	$3,124	$2,611	$2,626	$5,237
Investment securities	(1,730)	1,107	(623)	(297)	47	(250)
Mortgage-backed securities	78	488	566	235	508	743
Regulatory stock	(502)	466	(36)	10	265	275
Other	273	(48)	225	(37)	217	180
Total interest-earning assets	(73)	3,329	3,256	2,522	3,663	6,185
Interest-bearing liabilities:
NOW accounts	33	211	244	44	182	226
Money market accounts	532	1,746	2,278	63	368	431
Savings and club accounts	-	-	-	(3)	-	(3)
Certificates of deposit	(355)	1,947	1,592	39	1,144	1,183
Borrowed funds	(581)	948	367	37	1,595	1,632
Total interest-bearing liabilities	(371)	4,852	4,481	180	3,289	3,469
Net change in interest income	$298	$(1,523)	$(1,225)	$2,342	$374	$2,716

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2019, the level of net interest income at risk in a 200 basis points increase or a 100 basis point decrease was within the Company’s policy limit of a decline less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2019.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount $	Change $	Change (%)
	(Dollars in thousands)
-200	46,802	248	0.5
-100	47,077	141	0.3
Static	46,936	-	-
+100	45,481	(1,455)	(3.1)
+200	44,636	(2,300)	(4.9)
+300	43,510	(3,426)	(7.3)
+400	42,336	(4,600)	(9.8)

The above table indicates that as of September 30, 2019, in the event of a 400 basis point instantaneous increase in interest rates, the Company would experience an 9.8%, or $4.6 million, decrease in net interest income. In the event of a 200 basis point decrease in interest rates, the Company would experience a 0.5%, or $248,000, increase in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2019.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-200	288,377	815	0.3
-100	247,930	(4,176)	(1.7)
Flat	252,106	-	-
+100	242,484	(9,622)	(3.8)
+200	230,460	(21,646)	(8.6)
+300	217,698	(34,408)	(13.6)
+400	204,498	(47,608)	(18.9)

The preceding table indicates that as of September 30, 2019, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 18.9%, or $47.6 million, decrease in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 1.7%, or $4.2 million, decrease in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2019, $52.2 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. There were no short-term investment securities (maturing in one year or less) at September 30, 2019. As of September 30, 2019, we had $248.3 million in borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $659.7 million.

At September 30, 2019, we had $197.9 million in loan commitments outstanding, which included $49.0 million in undisbursed construction loans, $40.4 million in unused home equity lines of credit and $87.7 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2018 totaled $362.8 million, or 82.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2020. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $18.2 million and $23.4 million for the years ended September 30, 2019 and 2018, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was $46.9 million and $(69.7) million in fiscal years 2019 and 2018, respectively, principally reflecting our loan and investment security activities in the respective periods. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $92.7 million and $91.3 million in the years ended September 30, 2019 and 2018, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash (used for) provided by $(56.4) million in fiscal year 2019, and $48.2 million in fiscal year 2018.

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

For fiscal year 2019, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.  The Company used derivative financial instruments as part of its interest rate hedging activities in 2019.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

ESSA Bancorp, Inc.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. See the Consolidated Financial Statements of ESSA Bancorp and related notes included elsewhere in this Annual Report on Form 10-K.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

On December 13, 2019, ESSA Bank & Trust (the “Bank”), a wholly-owned subsidiary of ESSA Bancorp, Inc. (the “Company”), adopted the ESSA Bank & Trust Performance Based Long Term Incentive Plan for Executives and Management (“LTIP”), pursuant to which cash-settled restricted stock and other performance awards, which previously have been granted under the 2016 Equity Incentive Plan, will going forward be granted.  As in the past, the Compensation Committee of the Bank and the Committee will annually determine the performance metrics and terms of the long-term incentive awards. Awards under the LTIP are subject to the Company’s clawback policy.  A copy of the LTIP is filed as an exhibit to this Annual Report on Form 10-K for the year ending September 30, 2019.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “— Directors and Executive Officers,” “— Corporate Governance and Code of Ethics and Business Conduct” and “— Board Meetings and Committees” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on February 27, 2020 (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2019 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—	$—	171,134
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	171,134

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(A)	Report on Management’s Assessment of Internal Control over Financial Reporting
(B)	Report of Independent Registered Public Accounting Firm
(C)	Consolidated Balance Sheet - at September 30, 2019 and 2018
(D)	Consolidated Statement of Income - Years ended September 30, 2019 and 2018
(E)	Consolidated Statement of Comprehensive Income (Loss) – Years ended September 30, 2019 and 2018
(F)	Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2019 and 2018
(G)	Consolidated Statement of Cash Flows - Years ended September 30, 2019 and 2018
(H)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(1)

3.2	Bylaws of ESSA Bancorp, Inc.(1)

4	Form of Common Stock Certificate of ESSA Bancorp, Inc.(1)

10.1	Amended and Restated Employment Agreement for Gary S. Olson(2)

10.2	Amended and Restated Employment Agreement for Allan A. Muto(2)

10.3	Amended and Restated Employment Agreement for Chuck D. Hangen(3)

10.4	Supplemental Executive Retirement Plan(4)

10.5	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(4)

10.6	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(4)

10.7	ESSA Bancorp, Inc. 2016 Equity Incentive Plan(5)

10.8	ESSA Bancorp, Inc. 2019 Long Term Incentive Plan

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
2	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.
3	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2016.
4	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
5

Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on January 26, 2016.

Item 16.	Form 10-K Summary

None.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2019, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2019, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. S.R. Snodgrass P.C., independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESSA Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ESSA Bancorp, Inc. and subsidiary (the “Company”)’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, of the Company, and our report dated December 16, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

December 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESSA Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2019 and 2018; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 16, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 16, 2019

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2019	2018
	(dollars in thousands)
ASSETS
Cash and due from banks	$48,426	$39,197
Interest-bearing deposits with other institutions	3,816	4,342
Total cash and cash equivalents	52,242	43,539
Certificates of deposit	-	500
Investment securities available for sale, at fair value	313,393	371,438
Loans receivable (net of allowance for loan losses of $12,630 and $11,688)	1,328,653	1,305,071
Regulatory stock, at cost	11,579	12,973
Premises and equipment, net	14,335	14,601
Bank-owned life insurance	39,601	38,630
Foreclosed real estate	240	1,141
Intangible assets, net	1,066	1,375
Goodwill	13,801	13,801
Deferred income taxes	5,122	8,441
Other assets	19,395	22,280
TOTAL ASSETS	$1,799,427	$1,833,790
LIABILITIES
Deposits	$1,342,830	$1,336,855
Short-term borrowings	107,701	179,773
Other borrowings	140,581	118,723
Advances by borrowers for taxes and insurance	6,700	6,826
Other liabilities	12,107	12,427
TOTAL LIABILITIES	1,609,919	1,654,604
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,321,417 and 11,782,718 outstanding at September 30, 2019 and 2018, respectively)	181	181
Additional paid-in capital	181,161	180,765
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(7,803)	(8,255)
Retained earnings	102,465	94,112
Treasury stock, at cost; 6,811,678 and 6,350,377 shares at September 30, 2019 and 2018, respectively	(85,216)	(77,707)
Accumulated other comprehensive loss	(1,280)	(9,910)
TOTAL STOCKHOLDERS’ EQUITY	189,508	179,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799,427	$1,833,790

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2019	2018
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$56,522	$53,399
Investment securities:
Taxable	9,338	8,826
Exempt from federal income tax	335	903
Other investment income	1,564	1,375
Total interest income	67,759	64,503
INTEREST EXPENSE
Deposits	14,422	10,308
Short-term borrowings	3,471	3,516
Other borrowings	2,856	2,444
Total interest expense	20,749	16,268
NET INTEREST INCOME	47,010	48,235
Provision for loan losses	2,076	4,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,934	44,235
NONINTEREST INCOME
Service fees on deposit accounts	3,319	3,373
Services charges and fees on loans	1,225	1,319
Unrealized gain on equity securities	5	-
Trust and investment fees	1,099	1,020
Gain on sale of investment securities, net	44	162
Earnings on bank-owned life insurance	971	1,004
Insurance commissions	818	764
Other	676	171
Total noninterest income	8,157	7,813
NONINTEREST EXPENSE
Compensation and employee benefits	24,029	23,307
Occupancy and equipment	4,189	4,461
Professional fees	2,054	2,368
Data processing	3,648	3,561
Advertising	699	903
Federal Deposit Insurance Corporation (“FDIC”) premiums	417	871
Gain on foreclosed real estate	(81)	(24)
Amortization of intangible assets	309	469
Other	2,789	3,937
Total noninterest expense	38,053	39,853
Income before income taxes	15,038	12,195
Income taxes	2,415	5,664
NET INCOME	$12,623	$6,531
Earnings per share:
Basic	$1.18	$0.60
Diluted	$1.18	$0.60
Dividends per share	$0.40	$0.36

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2019	2018
	(dollars in thousands)
Net income	$12,623	$6,531
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	15,458	(12,826)
Tax effect	(3,250)	2,943
Reclassification of gains recognized in net income	(44)	(162)
Tax effect	9	39
Net of tax amount	12,173	(10,006)
Pension plan adjustment:
Unrealized holding (loss) gain	(1,329)	348
Tax effect	279	(73)
Net of tax amount	(1,050)	275
Derivative and hedging activities adjustments:
Changes in unrealized (losses) gains on derivative included in net income	(2,226)	1,696
Tax effect	467	(427)
Reclassification adjustment for gains on derivatives included in net income	(934)	(459)
Tax effect	196	111
Net of tax amount	(2,497)	921
Total other comprehensive income (loss)	8,626	(8,810)
Comprehensive income (loss)	$21,249	$(2,279)

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity
		(dollars in thousands except per share data)
Balance, September 30, 2017	11,596,263	$181	$180,764	$(8,720)	$91,147	$(79,891)	$(754)	$182,727
Net income					6,531			6,531
Other comprehensive loss							(8,810)	(8,810)
Reclassification of certain income tax effects from accumulated other comprehensive income					346		(346)	-
Cash dividends declared ($.36 per share)					(3,912)			(3,912)
Stock-based compensation			350					350
Allocation of ESOP stock			260	465				725
Allocation of treasury shares to incentive plan	14,778		(185)			185		-
Stock options exercised	171,677		(424)			1,999		1,575
Balance, September 30, 2018	11,782,718	181	180,765	(8,255)	94,112	(77,707)	(9,910)	179,186
Net income					12,623			12,623
Other comprehensive income							8,626	8,626
Cash dividends declared ($.40 per share)					(4,266)			(4,266)
Stock-based compensation			544					544
Allocation of ESOP stock			248	452				700
Allocation of treasury shares to incentive plan	25,383		(396)			288		(108)
Reclassification of equity investment securities					(4)		4	-
Treasury shares purchased	(486,684)		-			(7,797)		(7,797)
Balance, September 30, 2019	11,321,417	$181	$181,161	$(7,803)	$102,465	$(85,216)	$(1,280)	$189,508

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$12,623	$6,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,076	4,000
Provision for depreciation and amortization	1,084	1,177
Amortization and accretion of discounts and premiums, net	2,945	4,259
Net gain on sale of investment securities	(44)	(162)
Compensation expense from ESOP	700	725
Stock-based compensation	544	350
Unrealized gain on equity securities	(5)	-
Increase (decrease) in accrued interest receivable	415	(491)
Increase in accrued interest payable	15	326
Earnings on bank-owned life insurance	(971)	(1,004)
Deferred federal income taxes	1,026	4,572
Decrease in accrued pension liability	(478)	(496)
Gain on foreclosed real estate	(81)	(24)
Amortization of intangible assets	309	469
Loss on disposal of fixed assets	-	562
Other, net	(1,968)	2,592
Net cash provided by operating activities	18,190	23,386
INVESTING ACTIVITIES
Certificate of deposit maturities	500	-
Investment securities available for sale:
Proceeds from sale of investment securities	45,721	37,889
Proceeds from principal repayments and maturities	46,957	53,399
Purchases	(20,729)	(86,929)
Increase in loans receivable, net	(4,996)	(76,079)
Redemption of regulatory stock	18,351	24,639
Purchase of regulatory stock	(16,957)	(23,780)
Purchase of residential real estate loans	(22,294)	-
Investment in limited partnership	-	(476)
Proceeds from sale of foreclosed real estate	1,218	1,566
(Purchase) disposition of premises, equipment, and software	(830)	39
Net cash provided by (used for) investing activities	46,941	(69,732)
FINANCING ACTIVITIES
Increase in deposits, net	5,975	61,994
Net increase (decrease) in short-term borrowings	(72,072)	42,327
Proceeds from other borrowings	107,105	43,630
Repayment of other borrowings	(85,247)	(99,075)
(Decrease) Increase in advances by borrowers for taxes and insurance	(126)	1,663
Purchase of treasury stock shares	(7,797)	-
Exercising of stock options	-	1,575
Dividends on common stock	(4,266)	(3,912)
Net cash provided by (used for) financing activities	(56,428)	48,202
Increase in cash and cash equivalents	8,703	1,856
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,539	41,683
CASH AND CASH EQUIVALENTS AT END OF YEAR	$52,242	$43,539

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES

	Years Ended September 30,
	2019	2018
	(dollars in thousands)
Cash paid:
Interest	$20,734	$15,942
Income taxes	-	(2)
Noncash items:
Transfers from loans to foreclosed real estate	236	1,259
Unrealized holding gain (loss) on investment securities available for sale	15,414	(12,988)

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans an allowance for loan losses is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Community Bankers Bank stock. Regulatory stock is carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2019.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2019 and 2018, were not impaired. Total servicing assets included in other assets as of September 30, 2019 and 2018, were $177,000 and $206,000, respectively.

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

The following tables provide information for the carrying amount of goodwill and intangible assets (in thousands).

Goodwill	2019	2018
Balance at beginning of year	$13,801	$13,801
Goodwill acquired	-	-
Balance at end of year	$13,801	$13,801

Intangible assets	2019	2018
Balance at beginning of year	$1,375	$1,844
Intangible assets acquired	-	-
Amortization	(309)	(469)
Balance at end of year	$1,066	$1,375

Amortizable intangible assets were composed of the following:

		September 30,
		2019	2018
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangible	$4,787	$3,721	$3,412

	2019	2018
Aggregate amortization expense:
As of the years ended September 30	$309	$469

Estimated future amortization expense (dollars in thousands):

2020	$275
2021	272
2022	239
2023	190
2024	90
$1,066

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

Adoption of New Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from contracts with customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard on October 1, 2018. The required disclosures under the new standard are presented in Note 19.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on October 1, 2018 resulted in a cumulative effect adjustment from accumulated other comprehensive loss to retained earnings of $4,000. In accordance with above, the Company measured the fair value of its loan portfolio as of September 30, 2019 using an exit price notion (see Note 15 Fair Value).  In accordance with (a) above the Company measured its equity securities at fair value and recognized changes in fair value in net income.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.

The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606.

Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and re-measurement of lease payments. It also contains comprehensive implementation guidance with practical examples

ASU 2016-02 will be effective for us on October 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things,  provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addresses 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement

Upon adoption of ASU 2016-02, ASU 2018-01, ASU 2018-11, ASU 2018-20, and ASU 2019-01 on October 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $5.8 million and $5.8 million, respectively.

We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial position or results of operations.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November.  Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

In November 2019, the FASB issued ASU 2019-09, Financial Services ‒ Insurance (Topic 944), which defers the effective date of the amendments in Update 2018-12, Financial Services ‒ Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies, as defined by the SEC, the amendments in Update 2018-12 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early application of the amendments in Update 2018-12 is permitted. For all other entities, the amendments in Update 2018-12 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early application of the amendments in Update 2018-12 is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2019 and 2018.

	2019	2018
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,562,435)	(6,420,854)
Average unearned ESOP shares	(792,073)	(837,342)
Average unearned nonvested shares	(45,421)	(41,055)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	10,733,166	10,833,844
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	-	-
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,733,166	10,833,844

At September 30, 2019, there were 34,122 shares of nonvested stock outstanding at prices ranging from $14.47 per share to $16.57 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2018 there were 37,968 shares of nonvested stock outstanding at prices ranging from $13.52 per share to $16.56 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$126,672	$987	$(554)	$127,105
Freddie Mac	80,639	453	(331)	80,761
Governmental National Mortgage Association securities	18,590	182	(198)	18,574
Total mortgage-backed securities	225,901	1,622	(1,083)	226,440
Obligations of states and political subdivisions	19,860	356	(4)	20,212
U.S. government agency securities	6,454	234	-	6,688
Corporate obligations	43,121	594	(581)	43,134
Other debt securities	17,036	84	(201)	16,919
Total debt securities	$312,372	$2,890	$(1,869)	$313,393

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$147,433	$17	$(5,827)	$141,623
Freddie Mac	99,587	2	(4,415)	95,174
Governmental National Mortgage Association securities	22,164	-	(838)	21,326
Total mortgage-backed securities	269,184	19	(11,080)	258,123
Obligations of states and political subdivisions	42,090	251	(1,392)	40,949
U.S. government agency securities	5,678	2	(122)	5,558
Corporate obligations	48,559	116	(1,260)	47,415
Other debt securities	20,295	-	(922)	19,373
Total debt securities	385,806	388	(14,776)	371,418
Equity securities - financial services(a)	25	-	(5)	20
Total	$385,831	$388	$(14,781)	$371,438

(a)As of October 1, 2018, the Company adopted ASU 2016-01 resulting in reclassification of equity securities from available for-sale investment securities to other assets. At September 30, 2018, the Company’s investment in equity securities was comprised of common stock issued by an unrelated bank holding company.

At September 30, 2019 and September 30, 2018, the Company had $25,000 and $20,000 respectively, in equity securities recorded at fair value. Prior to October 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income (“AOCI”), net of tax. At September 30, 2018, net unrealized loss net of tax of $4,000 had been recognized in AOCI. On October 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the year ended September 30, 2019:

(Dollars in thousands)	2019
Net gains recognized during the period on equity securities	$5
Less: Net gains recognized during the period on equity securities sold during the period	-
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$5

The amortized cost and fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	19,667	20,004
Due after five years through ten years	86,380	86,819
Due after ten years	206,325	206,570
Total	$312,372	$313,393

For the years ended September 30, 2019 and 2018, the Company realized gross gains of $268,000 and $511,000  and gross losses of $224,000 and $349,000 respectively, and proceeds from the sale of investment securities of $45,721,000 and $37,889,000, respectively.

Investment securities with carrying values of $192,530,000 and $256,317,000 at September 30, 2019 and 2018, respectively, were pledged to secure public deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	48	$5,568	$(6)	$45,867	$(548)	$51,435	$(554)
Freddie Mac	32	765	-	29,661	(331)	30,426	(331)
Governmental National Mortgage Association securities	12	345	(1)	8,242	(197)	8,587	(198)
Obligations of states and political subdivisions	2	2,159	(4)	-	-	2,159	(4)
Corporate obligations	13	2,063	(5)	12,015	(576)	14,078	(581)
Other debt securities	14	3,493	(16)	6,132	(185)	9,625	(201)
Total	121	$14,393	$(32)	$101,917	$(1,837)	$116,310	$(1,869)

	2018
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	100	$63,997	$(1,442)	$74,783	$(4,385)	$138,780	$(5,827)
Freddie Mac	74	28,902	(830)	65,812	(3,585)	94,714	(4,415)
Governmental National Mortgage Association securities	19	9,776	(142)	11,550	(696)	21,326	(838)
Obligations of states and political subdivisions	25	7,651	(105)	21,004	(1,287)	28,655	(1,392)
U.S. government agency securities	3	5,177	(122)	-	-	5,177	(122)
Corporate obligations	34	20,172	(363)	13,206	(897)	33,378	(1,260)
Other debt securities	20	2,399	(38)	16,974	(884)	19,373	(922)
Equity Securities(a)	1	20	(5)	-	-	20	(5)
Total	276	$138,094	$(3,047)	$203,329	$(11,734)	$341,423	$(14,781)

(a)As of October 1, 2018, the Company adopted ASU 2016-01 resulting in reclassification of equity securities from available for-sale investment securities to other assets. At September 30, 2018, the Company’s investment in equity securities was comprised of common stock issued by an unrelated bank holding company.

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government agency securities, other mortgage-backed securities, corporate obligations, obligations of states and political subdivisions, equity securities and other debt securities.

The Company reviews its position quarterly and has asserted that at September 30, 2019 and 2018, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2019 and 2018, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

4.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2019	2018
Real estate loans:
Residential	$597,514	$580,561
Construction	5,672	3,920
Commercial	480,647	416,573
Commercial	55,559	49,479
Obligations of states and political subdivisions	71,828	73,362
Home equity loans and lines of credit	45,156	43,962
Auto loans	81,983	146,220
Other	2,924	2,682
	1,341,283	1,316,759
Less allowance for loan losses	12,630	11,688
Net loans	$1,328,653	$1,305,071

Included in the September 30, 2019 balances are loans acquired from Eagle National Bank in 2015, First National Community Bank and Franklin Security Bank in 2014 and First Star Bank in 2012.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the years ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Balance at beginning of period	$107	$471
Reclassification and other	-	681
Accretion	(41)	(1,045)
Balance at end of period	$66	$107

Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality were $0 and $681,000 of reclassifications from nonaccretable discounts to accretable discounts in 2019 and 2018 respectively.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	2019	2018
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$1,392	$2,497
Carrying amount	1,299	1,802

There has been $77,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2019. There has been $68,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2018. In addition, no allowance for loan losses has been reversed.

Loans serviced by the Company for others amounted to $85,743,000 and $72,043,000 at September 30, 2019 and 2018, respectively.

The Company’s primary business activity is with customers located in counties where its branch offices are located and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2019 and 2018, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2019 and 2018, the Company had nonaccrual loans of $10,063,000 and $10,511,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $277,000, and $171,000 for the years ended September 30, 2019 and 2018, respectively.

The following tables show the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2019
Real estate loans:
Residential	$597,514	$4,281	$-	$593,233
Construction	5,672	-	-	5,672
Commercial	480,647	2,633	1,299	476,715
Commercial	55,559	448	-	55,111
Obligations of states and political subdivisions	71,828	-	-	71,828
Home equity loans and lines of credit	45,156	400	-	44,756
Auto Loans	81,983	583	-	81,400
Other	2,924	31	-	2,893
Total	$1,341,283	$8,376	$1,299	$1,331,608

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2018
Real estate loans:
Residential	$580,561	$5,317	$-	$575,244
Construction	3,920	-	-	3,920
Commercial	416,573	5,892	1,801	408,880
Commercial	49,479	85	1	49,393
Obligations of states and political subdivisions	73,362	-	-	73,362
Home equity loans and lines of credit	43,962	114	-	43,848
Auto Loans	146,220	445	-	145,775
Other	2,682	17	-	2,665
Total	$1,316,759	$11,870	$1,802	$1,303,087

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With no specific allowance recorded:
Real estate loans:
Residential	$3,935	$5,309	$-	$3,657	$5
Construction	-	-	-	-	-
Commercial	2,385	4,269	-	4,129	54
Commercial	354	475	-	285	1
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	400	465	-	224	-
Auto loans	161	248	-	107	2
Other	15	22	-	13	-
Subtotal	7,250	10,788	-	8,415	62
With an allowance recorded:
Real estate loans:
Residential	346	398	36	777	-
Construction	-	-	-	-	-
Commercial	248	294	56	158	-
Commercial	94	223	6	613	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	16	-
Auto loans	422	426	144	220	-
Other	16	17	6	1	-
Subtotal	1,126	1,358	248	1,785	-
Total:
Real estate loans:
Residential	4,281	5,707	36	4,434	5
Construction	-	-	-	-	-
Commercial	2,633	4,563	56	4,287	54
Commercial	448	698	6	898	1
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	400	465	-	240	-
Auto loans	583	674	144	327	2
Other	31	39	6	14	-
Total	$8,376	$12,146	$248	$10,200	$62

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2018
With no specific allowance recorded:
Real estate loans:
Residential	$4,449	$6,176	$-	$4,192	$27
Construction	-	-	-	-	-
Commercial	5,892	6,790	-	6,432	279
Commercial	85	349	-	750	58
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	114	138	-	161	1
Auto loans	87	223	-	150	1
Other	17	25	-	27	-
Subtotal	10,644	13,701	-	11,712	366
With an allowance recorded:
Real estate loans:
Residential	868	938	149	1,258	-
Construction	-	-	-	-	-
Commercial	-	-	-	13	-
Commercial	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	13	-
Auto loans	358	375	164	201	-
Other	-	-	-	-	-
Subtotal	1,226	1,313	313	1,485	-
Total:
Real estate loans:
Residential	5,317	7,114	149	5,450	27
Construction	-	-	-	-	-
Commercial	5,892	6,790	-	6,445	279
Commercial	85	349	-	750	58
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	114	138	-	174	1
Auto loans	445	598	164	351	1
Other	17	25	-	27	-
Total	$11,870	$15,014	$313	$13,197	$366

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2019 and 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Commercial real estate loans	$461,701	$7,492	$11,454	$-	$480,647
Commercial	52,486	-	3,073	-	55,559
Obligations of states and political subdivisions	71,828	-	-	-	71,828
Total	$586,015	$7,492	$14,527	$-	$608,034

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018
Commercial real estate loans	$392,915	$8,960	$14,698	$-	$416,573
Commercial	48,137	8	1,334	-	49,479
Obligations of states and political subdivisions	73,362	-	-	-	73,362
Total	$514,414	$8,968	$16,032	$-	$539,414

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the loan classes based on payment activity as of September 30, 2019 and 2018 (in thousands):

	Performing	Nonperforming	Purchased Credit Impaired	Total
September 30, 2019
Real estate loans:
Residential	$592,907	$4,607	$-	$597,514
Construction	5,672	-	-	5,672
Home equity loans and lines of credit	44,534	622	-	45,156
Auto Loans	81,317	666	-	81,983
Other	2,883	41	-	2,924
Total	$727,313	$5,936	$-	$733,249

	Performing	Nonperforming	Purchased Credit Impaired	Total
September 30, 2018
Real estate loans:
Residential	$575,244	$5,317	$-	$580,561
Construction	3,920	-	-	3,920
Home equity loans and lines of credit	43,746	216		43,962
Auto Loans	145,633	587	-	146,220
Other	2,664	18	-	2,682
Total	$771,207	$6,138	$-	$777,345

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2019 and 2018 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Non-accrual	Past Due	Accruing	Non-accrual	Loans
September 30, 2019
Real estate loans:
Residential	$590,457	$2,187	$263	$-	$4,607	$7,057	$-	$-	$597,514
Construction	5,672	-	-	-	-	-	-	-	5,672
Commercial	476,644	236	-	-	2,468	2,704	243	1,056	480,647
Commercial	54,899	20	37	-	603	660	-	-	55,559
Obligations of states and political subdivisions	71,828	-	-	-	-	-	-	-	71,828
Home equity loans and lines of credit	44,319	47	168	-	622	837	-	-	45,156
Auto loans	80,090	1,227	-	-	666	1,893	-	-	81,983
Other	2,883	-	-	-	41	41	-	-	2,924
Total	$1,326,792	$3,717	$468	$-	$9,007	$13,192	$243	$1,056	$1,341,283

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Non-accrual	Past Due	Accruing	Non-accrual	Loans
September 30, 2018
Real estate loans:
Residential	$572,236	$2,088	$920	$-	$5,317	$8,325	$-	$-	$580,561
Construction	3,920	-	-	-	-	-	-	-	3,920
Commercial	412,636	185	-	-	1,951	2,136	255	1,546	416,573
Commercial	48,567	25	11	-	875	911	-	1	49,479
Obligations of states and political subdivisions	73,362	-	-	-	-	-	-	-	73,362
Home equity loans and lines of credit	43,716	30	-	-	216	246	-	-	43,962
Auto loans	144,140	1,473	20	-	587	2,080	-	-	146,220
Other	2,647	17	-	-	18	35	-	-	2,682
Total	$1,301,224	$3,818	$951	$-	$8,964	$13,733	$255	$1,547	$1,316,759

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of three elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios, and (3) an unallocated allowance not to exceed 10% of total reserves which acts as a contingency against unforeseen future events which may negatively impact the Company’s loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2019, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, have periodically reviewed the Company’s allowance for loan losses. The banking regulators may require that the Company recognize additions to the ALL based on their analysis and review of information available to it at the time of their examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged-off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2019 and 2018 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2017	$3,878	$23	$1,758	$987	$248	$470	$1,836	$21	$144	$9,365
Charge-offs	(335)	-	(54)	(151)	-	(68)	(1,833)	(21)	-	(2,462)
Recoveries	12	-	49	10	-	54	655	5	-	785
Provision	50	12	1,705	616	75	(160)	1,201	18	483	4,000
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Individually evaluated for impairment	$149	$-	$-	$-	$-	$-	$164	$-	$-	$313
Collectively evaluated for impairment	3,456	35	3,458	1,462	323	296	1,695	23	627	11,375
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Charge-offs	(330)	-	(185)	(28)	-	(62)	(1,233)	(13)	-	(1,851)
Recoveries	113	-	60	3	-	7	518	16	-	717
Provision	855	18	473	433	20	88	240	2	(53)	2,076
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Individually evaluated for impairment	$36	$-	$56	$6	$-	$-	$144	$6	$-	$248
Collectively evaluated for impairment	4,207	53	3,750	1,864	343	329	1,240	22	574	12,382
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. During the year ended September 30, 2019 the Company recorded provision for loan losses for the residential real estate, construction loan, commercial real estate, commercial, obligations of states and political subdivisions, home equity loans and lines of credit, auto loan and other segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were not recorded for any loan segments. The provision for auto loans declined from $1.2 million to $240,000 due to declining balances offsetting net (of recoveries) charge off activity.  During the year ended September 30, 2018 the Company recorded provision expense for the residential real estate, construction loans, commercial real estate, commercial, obligations of states and political subdivisions, auto and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions for loan losses were recorded for loan loss for the home equity loans and lines of credit segment.

The following is a summary of troubled debt restructurings granted during the periods indicated (dollars in thousands).

	For the Year Ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	3	$259	$264
Construction	-	-	-
Commercial	2	159	159
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	2	36	36
Other	-	-	-
Total	7	$454	$459

	For the Year Ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	3	$446	$446
Construction	-	-	-
Commercial	2	123	123
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	4	35	35
Other	-	-	-
Total	9	$604	$604

Of the seven new troubled debt restructurings granted for the year ended September 30, 2019, four loans totaling $345,000 were granted term and rate concessions and two loans totaling $29,000  were granted term concessions and one loan totaling $80,000 was granted an interest rate concession.

Of the nine new troubled debt restructurings granted for the year ended September 30, 2018, six loans totaling $278,000 were granted term and rate concessions, three loans totaling $326,000 were granted term concessions.

For the year ended September 30, 2019 there was no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification. For the year ended September 30, 2018 there was one loan for $76,000 classified as troubled debt restructurings that subsequently defaulted within one year of modification.

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. As of September 30, 2019, the Company has initiated formal foreclosure proceedings on $2.0 million of consumer residential mortgages which have not yet been transferred into foreclosed assets. As of September 30, 2019, included within the foreclosed assets is $225,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the year end.

5.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2019	2018
Land and land improvements	$6,075	$6,044
Buildings and leasehold improvements	16,381	16,207
Furniture, fixtures, and equipment	12,098	11,687
Construction in process	18	-
	34,572	33,938
Less accumulated depreciation	(20,237)	(19,337)
Total	$14,335	$14,601

Depreciation expense amounted to $897,000 and $694,000 for the years ended September 30, 2019 and 2018 respectively.

6.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (dollars in thousands):

	2019		2018
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Noninterest-bearing demand accounts	-%	$175,932	-%	$158,340
Interest bearing demand accounts	0.38	224,673	0.39	221,327
Money market accounts	1.28	364,635	0.89	296,078
Savings and club accounts	0.05	135,012	0.05	135,862
Certificates of deposit	1.90	442,578	1.76	525,248
Total	1.04%	$1,342,830	0.96%	$1,336,855

	2019		2018
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Certificates of deposit:
0.00 - 2.00%	1.64%	$283,988	1.59%	$395,583
2.01 - 4.00%	2.37	158,590	2.29	129,665
Total	1.90%	$442,578	1.76%	$525,248

At September 30, 2019 scheduled maturities of certificates of deposit are as follows (in thousands):

2020	$362,762
2021	33,758
2022	29,286
2023	7,895
2024	8,877
Total	$442,578

Brokered deposits totaled $158,550,000 and $168,694,000 at September 30, 2019 and 2018, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $38,629,000 and $66,279,000 at September 30, 2019 and 2018, respectively.

The scheduled maturities of certificates of deposit in denominations of $250,000 or more as of September 30, 2019, are as follows (in thousands):

Within three months	$4,742
Three through six months	10,692
Six through twelve months	14,075
Over twelve months	9,120
Total	$38,629

7.	SHORT-TERM BORROWINGS

As of September 30, 2019, and 2018, the Company had $107,701,000 and $179,773,000 of short-term borrowings, respectively, of which $17.7 million in 2019 and $64.8 million in 2018 were advances on a $150,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2019, the Company had a borrowing limit of approximately $659.7 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2019	2018
Balance at year-end	$107,701	$179,773
Maximum amount outstanding at any month-end	239,824	260,797
Average balance outstanding during the year	165,730	210,050
Weighted-average interest rate:
As of year-end	2.35%	2.31%
Paid during the year	2.10%	1.86%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

8.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances (in thousands):

	Maturity Range		Weighted- Average	Stated Interest Rate Ranged
Description	From	To	Interest Rate	From	To	2019	2018
Fixed rate	10/22/2019	9/30/2024	1.79	1.33	2.85	$24,956	$74,827
Mid-term	11/29/2019	9/30/2022	2.48	1.66	2.87	115,625	43,896
Total						$140,581	$118,723

Maturities of FHLB long-term advances are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- Average Rate
2020	$60,846	2.38%
2021	63,125	2.43
2022	9,500	2.20
2023	2,500	1.71
2024	4,610	1.77
Total	140,581	1.63

The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first-mortgage loans.

9.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2019	2018
Current:
Federal	$1,386	$1,086
State	3	6
Total current taxes	1,389	1,092
Deferred income tax benefit	1,026	890
Change in corporate tax rate	—	3,682
Total income tax provision	$2,415	$5,664

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,652	$2,455
Adjustment to record funded status of pension plan	406	127
Investment losses subject to Section 382 limitation	2,203	2,510
Net unrealized loss on securities	—	3,022
Net unrealized loss on derivatives	149	—
Deferred compensation	274	290
Other real estate owned	148	152
Nonaccrual interest	110	163
Employee stock ownership plan	526	491
Alternative minimum tax	—	604
Other	1,063	1,308
Total gross deferred tax assets	7,531	11,122
Deferred tax liabilities:
Pension plan	775	675
Mortgage servicing rights	38	44
Premises and equipment	97	45
Net unrealized gain on securities	214	—
Net unrealized gain on derivatives	—	515
Low income housing tax credits	837	684
Other	448	718
Total gross deferred tax liabilities	2,409	2,681
Net deferred tax assets	$5,122	$8,441

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. The Company’s federal and state income tax returns for taxable years through 2015 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (dollars in thousands):

	2019		2018
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$3,158	21.0%	$2,961	24.3%
Income from bank-owned life insurance	(204)	(1.4)	(243)	(2.0)
Tax-exempt income	(406)	(2.7)	(421)	(3.5)
Low-income housing credits	(196)	(1.3)	(167)	(1.4)
Tax rate change	—	—	3,682	30.2
Other, net	63	0.5	(148)	(1.2)
Actual tax expense and effective rate	$2,415	16.1%	$5,664	46.4%

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

The off-balance sheet commitments consist of the following (in thousands):

	2019	2018
Commitments to extend credit	$80,476	$112,037
Standby letters of credit	10,703	5,329
Unfunded lines of credit	106,704	96,618

The commitments outstanding at September 30, 2019, contractually mature in less than one year.

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

The Company is required to maintain a reserve balance with certain third party providers.  At September 30, 2019 the reserve balance was $1.2 million.

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  The Bank will continue to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

11.	LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Company leases various branch locations and other offices under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases, and not including common area maintenance charges, with initial or remaining terms of one year or more, consisted of the following at September 30, 2019 (in thousands):

2020	$852
2021	757
2022	674
2023	594
2024	460
2025 and beyond	935
Total	$4,272

The total rental expenses for the above leases for both years ended September 30, 2019 and 2018, was $1.3 million. The Company also operates four offices that currently do not have long-term operating leases.

12.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

The Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at prime, adjustable each January 1st, 5.50% at September 30, 2019 and requires an annual payment of principal and interest through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $700,000 and $725,000, for the years ended September 30, 2019 and 2018, respectively.

The following table presents the components of the ESOP shares:

	2019	2018
Allocated shares	348,523	345,455
Shares committed to be released	33,962	33,962
Unreleased shares	781,120	826,403
Total ESOP shares	1,163,605	1,205,820
Fair value of unreleased shares (in thousands)	$12,826	$13,437

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

Restricted stock shares outstanding at September 30, 2019 vest over periods ranging from 1 year to 3 years. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

During the years ended September 30, 2019 and 2018, the Company recorded $350,000 and $336,000  of share-based compensation expense consisting of restricted stock expense.  Expected future compensation expense relating to the restricted shares outstanding, at September 30, 2019 is $561,000 over the remaining vesting period of 3.08 years.

The following is a summary of the status of the Company’s nonvested restricted stock as of September 30, 2019, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2018	35,072	$15.37
Granted	37,236	16.23
Vested	(32,225)	16.18
Forfeited	(5,120)	15.87
Nonvested at September 30, 2019	34,963	$16.13

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

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2019	2018
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$17,111	$18,598
Service cost	-	-
Interest cost	693	698
Actuarial (gains) losses	807	(204)
Curtailments	-	-
Benefits paid	(974)	(1,981)
Projected benefit obligation at end of year	17,637	17,111
Change in plan assets:
Fair value of plan assets at beginning of year	19,720	20,363
Actual return on plan assets	649	1,338
Contributions	-	-
Benefits paid	(974)	(1,981)
Fair value of plan assets at end of year	19,395	19,720
Funded status	$1,758	$2,609

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2019	2018
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,933	$604

The accumulated benefit obligation for the defined benefit pension plan was $17,637,000 and $17,111,000 at September 30, 2019 and 2018, respectively.

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2019	2018
Service cost	$-	$-
Interest cost	693	698
Expected return on plan assets	(1,171)	(1,193)
Amortization of unrecognized loss	-	-
Net periodic (benefit) cost	$(478)	$(495)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.

Weighted-average assumptions used to determine benefit obligations:

	2019	2018
Discount rate	3.00%	4.10%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2019	2018
Discount rate	4.10%	3.85%
Expected long-term return on plan assets	6.00%	6.00
Rate of compensation increase	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2019 and 2018 (in thousands):

	September 30, 2019
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$-	$7,736	$-	$7,736
Equity	-	11,620	-	11,620
Investment in short-term investments	-	39	-	39
Total assets at fair value	$-	$19,395	$-	$19,395

	September 30, 2018
	Level I	Level II	Level III	Total
Assets:
Investment in collective trusts
Fixed income	$-	$7,916	$-	$7,916
Equity	-	11,789	-	11,789
Investment in short-term investments	-	15	-	15
Total assets at fair value	$-	$19,720	$-	$19,720

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, 2019 and 2018 by asset category, are as follows:

	September 30,
Asset Category	2019	2018
Fixed income securities	39.9%	40.1%
Equity securities	59.9	59.8
Other	0.2	0.1
Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank does not expect to make any contributions to its pension plan in 2020.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2020	$2,707
2021	2,162
2022	571
2023	742
2024	633
2025-2029	5,370

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were reinstated in March 2017. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the year ended September 30, 2019 and 2018 was $449,000 and $464,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $2.2 million and $2.1 million at September 30, 2019 and 2018, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $114,000 and $477,000 in expense related to the supplemental executive retirement plan for the years ended September 30, 2019 and 2018, respectively.

13.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2019 and 2018, was $21,390,000 and $17,348,000, respectively.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2019, the Bank met all capital adequacy requirements to which it is subject.

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

As of September 30, 2019, and 2018, the FDIC categorized the Bank and the Federal Reserve categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2019		2018
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$184,214	14.0%	$180,203	13.6%
For capital adequacy purposes	105,281	8.0	105,926	8.0
To be well capitalized	131,602	10.0	132,407	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$171,532	13.0%	$168,161	12.7%
For capital adequacy purposes	78,961	6.0	79,444	6.0
To be well capitalized	105,281	8.0	105,926	8.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$171,532	13.0%	$168,161	12.7%
For capital adequacy purposes	59,221	4.5	59,583	4.5
To be well capitalized	85,541	6.5	86,065	6.5

Tier 1 capital (to adjusted assets)

Actual	$171,532	9.7%	$168,161	9.2%
For capital adequacy purposes	70,979	4.0	72,456	4.0
To be well capitalized	88,724	5.0	90,570	5.0

The Company’s ratios do not differ significantly from the Bank’s ratios presented above.

15.	FAIR VALUE

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of September 30, 2019 and September 30, 2018 by level within the fair value hierarchy (in thousands).

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2019
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$226,440	$-	$226,440
Obligations of states and political subdivisions	-	20,212	-	20,212
U.S. government agency securities	-	6,688	-	6,688
Corporate obligations	-	35,342	7,792	43,134
Other debt securities	-	16,919	-	16,919
Total debt securities	-	305,601	7,792	313,393
Equity securities - financial services	25	-	-	25
Derivatives and hedging activities	-	303	-	303
Liabilities:
Derivatives and hedging activities	-	1,011	-	1,011

	September 30, 2018
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$258,123	$-	$258,123
Obligations of states and political subdivisions	-	40,949	-	40,949
U.S. government agency securities	-	5,558	-	5,558
Corporate obligations	-	39,677	7,738	47,415
Other debt securities	-	19,373	-	19,373
Equity securities - financial services	20	-	-	20
Total securities	20	363,680	7,738	371,438
Derivatives and hedging activities	-	2,452	-	2,452

The following tables present a summary of changes in the fair value of the Company’s Level III investments for years ended September 30, 2019 and 2018 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2019	September 30, 2018
Beginning balance	$7,738	$7,224
Purchases, sales, issuances, settlements, net	-	500
Total unrealized gain:
Included in earnings	-	-
Included in other comprehensive income	54	14
Transfers into Level III	-	-
Transfers out of Level III	-	-
	$7,792	$7,738

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of September 30, 2019 and September 30, 2018 by level within the fair value hierarchy:

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2019
Impaired loans	$8,128	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.3%)
Foreclosed real estate owned	240	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (26.6%)
September 30, 2018
Impaired loans	$11,557	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (25.3%)
Foreclosed real estate owned	1,141	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (23.7%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2019, 138 impaired loans with a carrying value of $8.4 million were reduced by specific valuation allowance totaling $248,000 resulting in a net fair value of $8.1 million based on Level 3 inputs. At September 30, 2018, 133 impaired loans with a carrying value of $11.9 million were reduced by a specific valuation totaling $313,000 resulting in a net fair value of $11.6 million based on Level 3 inputs.

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

Equity Securities

The fair value of equity securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1).

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $8.4 million less their valuation allowances of $248,000 at September 30, 2019. The fair value consists of the loan balances of $11.9 million less their valuation allowances of $313,000 at September 30, 2018.

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

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2019 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculations of the tables below. Prior period fair value calculations were run on the assumption of entry pricing and therefore the comparability between the periods below are diminished.

	September 30, 2019
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$52,242	$52,242	$-	$-	$52,242
Loans receivable, net	1,328,653	-	-	1,313,231	1,313,231
Accrued interest receivable	6,225	6,225	-	-	6,225
Regulatory stock	11,579	11,579	-	-	11,579
Mortgage servicing rights	177	-	-	241	241
Bank-owned life insurance	39,601	39,601	-	-	39,601
Financial liabilities:
Deposits	$1,342,830	$900,252	$-	$443,063	$1,343,315
Short-term borrowings	107,701	107,701	-	-	107,701
Other borrowings	140,581	-	-	141,427	141,427
Advances by borrowers for taxes and insurance	6,700	6,700	-	-	6,700
Accrued interest payable	1,384	1,384	-	-	1,384

	September 30, 2018
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,539	$43,539	$-	$-	$43,539
Certificates of deposit	500	-	-	505	505
Loans receivable, net	1,305,071	-	-	1,269,127	1,269,127
Accrued interest receivable	6,640	6,640	-	-	6,640
Regulatory stock	12,973	12,973	-	-	12,973
Mortgage servicing rights	206	-	-	340	340
Bank-owned life insurance	38,630	38,630	-	-	38,630
Financial liabilities:
Deposits	$1,336,855	$811,607	$-	$520,861	$1,332,468
Short-term borrowings	179,773	179,773	-	-	179,773
Other borrowings	118,723	-	-	117,920	117,920
Advances by borrowers for taxes and insurance	6,826	6,826	-	-	6,826
Accrued interest payable	1,369	1,369	-	-	1,369

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

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended September 30, 2019 and 2018, is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss) (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	$(9,910)
Other comprehensive income (loss) before reclassifications	(1,050)	12,207	(1,758)	9,399
Amounts reclassified from accumulated other comprehensive loss	-	(35)	(738)	(773)
Reclassification of certain income tax effects from other comprehensive income	-	4	-	4
Period change	(1,050)	12,176	(2,496)	8,630
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)
Balance at September 30, 2017	$(628)	$(927)	$801	$(754)
Other comprehensive income before reclassifications	275	(9,883)	1,269	(8,339)
Pension plan curtailment	-	(123)	(348)	(471)
Reclassification of certain income tax effects from other comprehensive income	(124)	(436)	214	(346)
Period change	151	(10,442)	1,135	(9,156)
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	$(9,910)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 21.0 % in Fiscal 2019 and 24.3% in Fiscal 2018.

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended September 30, (3)		Affected Line Item in the Consolidated
(in thousands)	2019	2018	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$44	$162	Gain on sale of investment securities, net
Related income tax expense	(9)	(39)	Income taxes
Net effect on accumulated other comprehensive loss for the period	35	123	Net of tax
Derivatives and Hedging Activities (2):
Interest expense, effective portion	934	459	Interest expense
Related income tax expense	(196)	(111)	Income taxes
Net effect on accumulated other comprehensive loss for the period	738	348
Total reclassifications for the period	$773	$471

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 3, “Investment Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 12, “Employee Benefits” for additional detail.
(3)	For additional details related to derivative financial instruments see Note18, “Derivatives and Hedging Activities.”
(4)	Amounts in parenthesis indicate debits.

17.	DERIVATIVES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2019 and 2018, (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of September 30, 2019			As of September 30, 2018
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$50,000	Other Assets	$303	$100,000	Other Assets	$2,452
Total derivatives designated as hedging instruments			$303			$2,452

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of September 30, 2019			As of September 30, 2018
		Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$85,000	Other Liabilities	$1,011		Other Liabilities	$-
Total derivatives designated as hedging instruments			$1,011			$-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of September 30, 2019, the Company had seven interest rate swaps with a notional of $135 million associated with the Company’s cash outflows associated with various FHLB advances and brokered deposits. As of September 30, 2018, the Company had six interest rate swaps with a notional of $100 million associated with the company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2019 and 2018.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the 12 months ended September 30, 2019 and 2018, the Company had $934,000 and $459,000, respectively of gains classified to interest expense.  During the next twelve months, the Company estimates that $111,000 thousand will be reclassified as a decrease in interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended September 30, 2019 and 2018 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Amount of Gain Recognized in OCI on Derivative			Amount of Gain Reclassified from Accumulated OCI into Income
	Year Ended September 30,	Year Ended September 30,	Location of Gain Reclassified from	Year Ended September 30,	Year Ended September 30,
	2019	2018	Accumulated OCI into Income	2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$3,160	$1,237	Interest Expense	$934	$459
Total	$3,160	$1,237		$934	$459

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

As of September 30, 2019, the Company had derivatives in a net liability position and was required to post $710,000 in collateral against its obligations under these agreements. As of September 30, 2018, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2019 and 2018, it could have been required to settle its obligations under the agreements at the termination value.

18.	REVENUE RECOGNITION

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

Fees, Exchange, and Other Service Charges

Fees, interchange, and other service charges are primarily comprised of debit card income, ATM fees, cash management income, and other services charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a company ATM. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

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

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2019	2018
ASSETS
Cash and due from banks	$2,354	$3,713
Equity securities	25	20
Investment in subsidiary	185,119	173,431
Premises and equipment, net	421	431
Other assets	1,702	1,705
TOTAL ASSETS	$189,621	$179,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$113	$114
Stockholders’ equity	189,508	179,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,621	$179,300

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2019	2018
INCOME
Interest income	$614	$517
Unrealized gain on equity securities	5	-
Dividends	10,000	-
Total income	10,619	517
EXPENSES
Professional fees	427	431
Other	29	388
Total expenses	456	819
Income (loss) before income tax expense	10,163	(302)
Income tax expense benefit	58	(73)
Income (loss) before equity in undistributed net earnings of subsidiary	10,105	(229)
Equity in undistributed net earnings of subsidiary	2,518	6,760
NET INCOME	$12,623	$6,531
COMPREHENSIVE INCOME(LOSS)	$21,249	$(2,279)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$12,623	$6,531
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(2,518)	(6,760)
Provision for depreciation	10	23
(Increase) decrease in accrued income taxes	(58)	73
Increase in accrued interest receivable	(61)	(56)
Deferred federal income taxes	1	2
Loss on disposal of fixed assets	-	340
Other, net	707	564
Net cash provided by operating activities	10,704	717
INVESTING ACTIVITIES
Sale of premises, equipment and software	-	299
Net cash provided by investing activities	-	299
FINANCING ACTIVITIES
Purchase of treasury stock shares	(7,797)	1,575
Dividends on common stock	(4,266)	(3,912)
Net cash used for financing activities	(12,063)	(2,337)
Decrease in cash	(1,359)	(1,321)
CASH AT BEGINNING OF YEAR	3,713	5,034
CASH AT END OF YEAR	$2,354	$3,713

20.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Total interest income	$16,869	$17,128	$17,000	$16,762
Total interest expense	4,984	5,396	5,285	5,084
Net interest income	11,885	11,732	11,715	11,678
Provision for loan losses	876	600	400	200
Net interest income after provision for loan losses	11,009	11,132	11,315	11,478
Total noninterest income	2,126	2,068	1,862	2,101
Total noninterest expense	9,652	9,711	9,518	9,172
Income before income taxes	3,483	3,489	3,659	4,407
Income taxes benefit	474	630	612	699
Net income	$3,009	$2,859	$3,047	$3,708
Per share data:
Net income
Basic	$0.27	$0.26	$0.29	$0.35
Diluted	$0.27	$0.26	$0.29	$0.35
Average shares outstanding
Basic	10,951,356	10,825,626	10,574,407	10,562,770
Diluted	10,951,356	10,825,626	10,574,407	10,562,771

	Three Months Ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Total interest income	$15,376	$15,847	$16,718	$16,562
Total interest expense	3,608	3,912	4,156	4,592
Net interest income	11,768	11,935	12,562	11,970
Provision for loan losses	1,000	1,100	975	925
Net interest income after provision for loan losses	10,768	10,835	11,587	11,045
Total noninterest income	1,969	1,945	1,897	2,002
Total noninterest expense	10,282	9,988	10,163	9,420
Income before income taxes	2,455	2,792	3,321	3,627
Income taxes expense	4,093	529	500	542
Net income	$(1,638)	$2,263	$2,821	$3,085
Per share data:
Net income
Basic	$(0.15)	$0.21	$0.26	$0.28
Diluted	$(0.15)	$0.21	$0.26	$0.28
Average shares outstanding
Basic	10,717,138	10,796,353	10,911,469	10,970,947
Diluted	10,717,138	10,822,109	10,922,860	10,970,947

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 16, 2019	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director	December 16, 2019
Gary S. Olson	(Principal Executive Officer)

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer	December 16, 2019
Allan A. Muto	(Principal Financial and Accounting Officer)

/s/ Robert C. Selig, Jr.	Chairman of the Board	December 16, 2019
Robert C. Selig, Jr.

/s/ Joseph S. Durkin	Director	December 16, 2019
Joseph S. Durkin

/s/ Daniel J. Henning	Director	December 16, 2019
Daniel J. Henning

/s/ Christine D. Gordon, J.D.	Director	December 16, 2019
Christine D. Gordon, J.D.

/s/ Philip H. Hosbach, IV	Director	December 16, 2019
Philip H. Hosbach, IV

/s/ Frederick E. Kutteroff	Director	December 16, 2019
Frederick E. Kutteroff

/s/ Brian T. Regan	Director	December 16, 2019
Brian T. Regan

/s/ Elizabeth B. Weekes	Director	December 16, 2019
Elizabeth B. Weekes