Form 10-Q
period 2019-12-31
ESSA Bancorp, Inc.
filed 2020-02-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

As of February 5, 2020, there were 11,290,451 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
	2019	2019
	(dollars in thousands)
ASSETS
Cash and due from banks	$35,581	$48,426
Interest-bearing deposits with other institutions	6,971	3,816
Total cash and cash equivalents	42,552	52,242
Investment securities available for sale, at fair value	312,768	313,393
Loans receivable (net of allowance for loan losses of $12,747 and $12,630)	1,345,311	1,328,653
Regulatory stock, at cost	11,126	11,579
Premises and equipment, net	14,373	14,335
Bank-owned life insurance	39,842	39,601
Foreclosed real estate	343	240
Intangible assets, net	994	1,066
Goodwill	13,801	13,801
Deferred income taxes	4,781	5,122
Other assets	24,752	19,395
TOTAL ASSETS	$1,810,643	$1,799,427
LIABILITIES
Deposits	$1,349,364	$1,342,830
Short-term borrowings	104,719	107,701
Other borrowings	137,960	140,581
Advances by borrowers for taxes and insurance	10,361	6,700
Other liabilities	16,876	12,107
TOTAL LIABILITIES	1,619,280	1,609,919
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,290,451 and 11,321,417 outstanding at December 31, 2019 and September 30, 2019, respectively)	181	181
Additional paid in capital	181,056	181,161
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(7,689)	(7,803)
Retained earnings	105,012	102,465
Treasury stock, at cost; 6,842,644 and 6,811,678 shares outstanding at December 31, 2019 and September 30, 2019, respectively	(85,845)	(85,216)
Accumulated other comprehensive loss	(1,352)	(1,280)
TOTAL STOCKHOLDERS’ EQUITY	191,363	189,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,810,643	$1,799,427

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2019	2018
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$14,190	$13,907
Investment securities:
Taxable	1,957	2,482
Exempt from federal income tax	48	136
Other investment income	318	344
Total interest income	16,513	16,869
INTEREST EXPENSE
Deposits	3,333	3,388
Short-term borrowings	505	1,077
Other borrowings	849	519
Total interest expense	4,687	4,984
NET INTEREST INCOME	11,826	11,885
Provision for loan losses	375	876
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,451	11,009
NONINTEREST INCOME
Service fees on deposit accounts	827	863
Services charges and fees on loans	533	330
Realized and unrealized gain (loss) on equity securities	1	(2)
Trust and investment fees	318	239
Gain on sale of investment securities available for sale, net	221	4
Earnings on Bank-owned life insurance	241	244
Insurance commissions	208	201
Other	77	247
Total noninterest income	2,426	2,126
NONINTEREST EXPENSE
Compensation and employee benefits	6,238	6,124
Occupancy and equipment	1,067	1,026
Professional fees	459	524
Data processing	1,017	903
Advertising	116	155
Federal Deposit Insurance Corporation (FDIC) premiums	133	187
Gain on foreclosed real estate	(20)	(115)
Amortization of intangible assets	72	84
Other	681	764
Total noninterest expense	9,763	9,652
Income before income taxes	4,114	3,483
Income taxes	704	474
NET INCOME	$3,410	$3,009
Earnings per share
Basic	$0.33	$0.27
Diluted	$0.33	$0.27
Dividends per share	$0.11	$0.10

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2019	2018
	(dollars in thousands)
Net income	$3,410	$3,009
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (loss) gain	(21)	5,059
Tax effect	5	(1,068)
Reclassification of gains recognized in net income	(221)	(4)
Tax effect	46	1
Net of tax amount	(191)	3,988
Derivative and hedging activities adjustments:
Changes in unrealized holding gains (losses) on derivatives included in net income	219	(725)
Tax effect	(46)	152
Reclassification adjustment for gains on derivatives included in net income	(68)	(217)
Tax effect	14	46
Net of tax amount	119	(744)
Total other comprehensive (loss) income	(72)	3,244
Comprehensive income	$3,338	$6,253

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2018	11,782,718	$181	$180,765	$(8,255)	$94,112	$(77,707)	$(9,910)	$179,186
Net Income					3,009			3,009
Other comprehensive income							3,244	3,244
Change in accounting principal for adoption of ASU 2016-01					(4)		4	—
Cash dividends declared ($0.10 per share)					(1,091)			(1,091)
Stock based compensation			252					252
Allocation of ESOP stock			62	113				175
Stock options exercised	37,096		(448)			448		—
Balance, December 31, 2018	11,819,814	$181	$180,631	$(8,142)	$96,026	$(77,259)	$(6,662)	$184,775

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2019	11,321,417	$181	$181,161	$(7,803)	$102,465	$(85,216)	$(1,280)	$189,508
Net income					3,410			3,410
Other comprehensive loss							(72)	(72)
Cash dividends declared ($0.11 per share)					(1,153)			(1,153)
Change in accounting principal for adoption of ASU 2016-02					290			290
Stock based compensation			240					240
Allocation of ESOP stock			75	114				189
Allocation of treasury shares to incentive plan	33,134		(420)			416		(4)
Purchase of common stock	(64,100)					(1,045)		(1,045)
Balance, December 31, 2019	11,290,451	$181	$181,056	$(7,689)	$105,012	$(85,845)	$(1,352)	$191,363

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,410	$3,009
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	375	876
Provision for depreciation and amortization	263	286
Amortization and accretion of discounts and premiums, net	600	848
Net gain on sale of investment securities	(221)	(4)
Realized and unrealized (gains) losses on equity and securities	(1)	2
Compensation expense on ESOP	189	175
Amortization of right-of-use asset	211	—
Stock based compensation	240	252
(Decrease) increase in accrued interest receivable	(53)	379
(Decrease) increase in accrued interest payable	(5)	119
Earnings on bank-owned life insurance	(241)	(244)
Deferred federal income taxes	360	743
Decrease in accrued pension liability	(148)	(119)
Gain on foreclosed real estate, net	(20)	(115)
Amortization of identifiable assets	72	84
Other, net	(128)	(2,942)
Net cash provided by operating activities	4,903	3,349
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	13,024	9,931
Proceeds from principal repayments and maturities	13,434	10,833
Purchases	(26,235)	(20,729)
Increase in loans receivable, net	(17,446)	(30,601)
Redemption of regulatory stock	3,882	4,239
Purchase of regulatory stock	(3,429)	(6,387)
Proceeds from sale of foreclosed real estate	111	432
Purchase of premises, equipment and software	(328)	(237)
Net cash used for investing activities	(16,987)	(32,519)
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	6,534	(28,938)
Net (decrease) increase in short-term borrowings	(2,982)	60,051
Proceeds from other borrowings	13,928	20,000
Repayment of other borrowings	(16,549)	(26,350)
Increase in advances by borrowers for taxes and insurance	3,661	1,609
Purchase of treasury shares	(1,045)	—
Dividends on common stock	(1,153)	(1,091)
Net cash provided by financing activities	2,394	25,281
Decrease in cash and cash equivalents	(9,690)	(3,889)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,242	43,539
CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,552	$39,650
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$4,692	$4,865
Income taxes	3	—
Noncash items:
Transfers from loans to foreclosed real estate	194	52
Initial recognition of operating right-of-use asset	(7,272)	—
Initial recognition of operating lease liability	7,272	—
Unrealized holding (losses) gains	(242)	5,055

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month periods ended December 31, 2019 and 2018.

	Three Months Ended
	December 31,	December 31,
	2019	2018
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,830,518)	(6,316,361)
Average unearned ESOP shares	(763,787)	(809,051)
Average unearned non-vested shares	(56,517)	(56,327)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,482,273	10,951,356
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	10	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,482,283	10,951,356

For the three months ended December 31, 2019 there were 53,257  shares of nonvested stock outstanding at an average weighted price of $16.16 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. For the three months ended December 31, 2018 there were 52,272 shares of nonvested stock outstanding at an average weighted price of $15.95 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and re-measurement of lease payments. It also contains comprehensive implementation guidance with practical examples

ASU 2016-02 was adopted by us on October 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addresses 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement

Upon adoption of ASU 2016-02, ASU 2018-01, ASU 2018-11, ASU 2018-20, and ASU 2019-01 on October 1, 2019, we recognized right-of-use assets and related lease liabilities totaling $7.3 million and $7.3 million, respectively.

We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We utilized the modified-retrospective transition approach prescribed by ASU 2018-11.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets;

an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-1, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$117,582	$869	$(502)	$117,949
Freddie Mac	80,412	454	(288)	80,578
Governmental National Mortgage Association	17,654	132	(165)	17,621
Total mortgage-backed securities	215,648	1,455	(955)	216,148
Obligations of states and political subdivisions	22,414	269	(69)	22,614
U.S. government agency securities	14,393	235	(48)	14,580
Corporate obligations	43,547	596	(470)	43,673
Other debt securities	15,987	31	(265)	15,753
Total	$311,989	$2,586	$(1,807)	$312,768

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$126,672	$987	$(554)	$127,105
Freddie Mac	80,639	453	(331)	80,761
Governmental National Mortgage Association	18,590	182	(198)	18,574
Total mortgage-backed securities	225,901	1,622	(1,083)	226,440
Obligations of states and political subdivisions	19,860	356	(4)	20,212
U.S. government agency securities	6,454	234	—	6,688
Corporate obligations	43,121	594	(581)	43,134
Other debt securities	17,036	84	(201)	16,919
Total	$312,372	$2,890	$(1,869)	$313,393

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended December 31, 2019.

(in thousands)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Net gains (losses) recognized during the period on equity securities	$1	$(2)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$1	$(2)

The amortized cost and fair value of debt securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	24,157	24,564
Due after five years through ten years	88,948	89,287
Due after ten years	198,884	198,917
Total	$311,989	$312,768

For the three months ended December 31, 2019, the Company realized gross gains of $221,000 and no gross losses on proceeds from the sale of investment securities of $13.0 million. For the three months ended December 31, 2018, the Company realized gross gains of $43,000 and gross losses of $39,000 on proceeds from the sale on investment securities of $9.9 million.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2019
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	41	$5,458	$(55)	$35,154	$(447)	$40,612	$(502)
Freddie Mac	29	1,826	(8)	23,211	(280)	25,037	(288)
Governmental National Mortgage Association	11	1,222	(3)	7,536	(162)	8,758	(165)
Obligations of states and political subdivisions	6	7,191	(69)	—	—	7,191	(69)
U.S. government agency securities	4	7,943	(48)	—	—	7,943	(48)
Corporate obligations	14	2,194	(16)	12,015	(454)	14,209	(470)
Other debt securities	17	7,000	(72)	5,712	(193)	12,712	(265)
Total	122	$32,834	$(271)	$83,628	$(1,536)	$116,462	$(1,807)

	September 30, 2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	48	$5,568	$(6)	$45,867	$(548)	$51,435	$(554)
Freddie Mac	32	765	—	29,661	(331)	30,426	(331)
Governmental National Mortgage Association	12	345	(1)	8,242	(197)	8,587	(198)
Obligations of states and political subdivisions	2	2,159	(4)	—	—	2,159	(4)
Corporate obligations	13	2,063	(5)	12,015	(576)	14,078	(581)
Other debt securities	14	3,493	(16)	6,132	(185)	9,625	(201)
Total	121	$14,393	$(32)	$101,917	$(1,837)	$116,310	$(1,869)

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

The Company reviews its position quarterly and has asserted that at December 31, 2019, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2019	September 30, 2019
Real estate loans:
Residential	$601,425	$597,514
Construction	8,761	5,672
Commercial	483,520	480,647
Commercial	71,256	55,559
Obligations of states and political subdivisions	75,932	71,828
Home equity loans and lines of credit	45,020	45,156
Auto loans	69,576	81,983
Other	2,568	2,924
	1,358,058	1,341,283
Less allowance for loan losses	12,747	12,630
Net loans	$1,345,311	$1,328,653

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2019	September 30, 2019
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$1,302	$1,392
Carrying amount	$1,211	$1,299

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
December 31, 2019
Real estate loans:
Residential	$601,425	$4,176	$—	$597,249
Construction	8,761	—	—	8,761
Commercial	483,520	2,451	1,211	479,858
Commercial	71,256	432	—	70,824
Obligations of states and political subdivisions	75,932	—	—	75,932
Home equity loans and lines of credit	45,020	304	—	44,716
Auto loans	69,576	364	—	69,212
Other	2,568	29	—	2,539
Total	$1,358,058	$7,756	$1,211	$1,349,091

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2019
Real estate loans:
Residential	$597,514	$4,281	$—	$593,233
Construction	5,672	—	—	5,672
Commercial	480,647	2,633	1,299	476,715
Commercial	55,559	448	—	55,111
Obligations of states and political sub divisions	71,828	—	—	71,828
Home equity loans and lines of credit	45,156	400	—	44,756
Auto loans	81,983	583	—	81,400
Other	2,924	31	—	2,893
Total	$1,341,283	$8,376	$1,299	$1,331,608

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2019
With no specific allowance recorded:
Real estate loans
Residential	$3,975	$5,432	$—
Construction	—	—	—
Commercial	2,272	4,193	—
Commercial	432	471	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	304	331	—
Auto loans	119	233	—
Other	14	23	—
Total	7,116	10,683	—
With an allowance recorded:
Real estate loans
Residential	201	226	31
Construction	—	—	—
Commercial	179	215	55
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	245	276	116
Other	15	16	8
Total	640	733	210
Total:
Real estate loans
Residential	4,176	5,658	31
Construction	—	—	—
Commercial	2,451	4,408	55
Commercial	432	471	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	304	331	—
Auto loans	364	509	116
Other	29	39	8
Total Impaired Loans	$7,756	$11,416	$210

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2019
With no specific allowance recorded:
Real Estate Loans
Residential	$3,935	$5,309	$—
Construction	—	—	—
Commercial	2,385	4,269	—
Commercial	354	475	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	400	465	—
Auto Loans	161	248	—
Other	15	22	—
Total	7,250	10,788	—
With an allowance recorded:
Real Estate Loans
Residential	346	398	36
Construction	—	—	—
Commercial	248	294	56
Commercial	94	223	6
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	422	426	144
Other	16	17	6
Total	1,126	1,358	248
Total:
Real Estate Loans
Residential	4,281	5,707	36
Construction	—	—	—
Commercial	2,633	4,563	56
Commercial	448	698	6
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	400	465	—
Auto Loans	583	674	144
Other	31	39	6
Total Impaired Loans	$8,376	$12,146	$248

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended December 31,
	2019	2018	2019	2018
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,933	$4,167	$1	$3
Construction	—	—	—	—
Commercial	2,398	4,484	—	45
Commercial	392	84	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	322	151	—	—
Auto loans	116	87	1	1
Other	19	17	—	—
Total	7,180	8,990	2	49
With an allowance recorded:
Real estate loans
Residential	297	815	—	—
Construction	—	—	—	—
Commercial	333	—	—	—
Commercial	65	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	—	13	—	—
Auto loans	212	204	—	—
Other	5	—	—	—
Total	912	1,032	—	—
Total:
Real estate loans
Residential	4,230	4,982	1	3
Construction	—	—	—	—
Commercial	2,731	4,484	—	45
Commercial	457	84	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	322	164	—	—
Auto loans	328	291	1	1
Other	24	17	—	—
Total Impaired Loans	$8,092	$10,022	$2	$49

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at December 31, 2019 and September 30, 2019 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
December 31, 2019
Commercial real estate loans	$465,560	$10,180	$7,780	$—	$483,520
Commercial	68,505		2,751	—	71,256
Obligations of states and political subdivisions	75,932	—	—	—	75,932
Total	$609,997	$10,180	$10,531	$—	$630,708

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2019
Commercial real estate loans	$461,701	$7,492	$11,454	$—	$480,647
Commercial	52,486	—	3,073	—	55,559
Obligations of states and political subdivisions	71,828	—	—	—	71,828
Total	$586,015	$7,492	$14,527	$—	$608,034

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2019 and September 30, 2019 (in thousands):

	Performing	Non- performing	Total
December 31, 2019
Real estate loans:
Residential	$597,010	$4,415	$601,425
Construction	8,761	—	8,761
Home equity loans and lines of credit	44,449	571	45,020
Auto loans	69,132	443	69,575
Other	2,536	32	2,568
Total	$721,888	$5,461	$727,349

	Performing	Non- performing	Total
September 30, 2019
Real estate loans:
Residential	$592,907	$4,607	$597,514
Construction	5,672	—	5,672
Home equity loans and lines of credit	44,534	622	45,156
Auto loans	81,317	666	81,983
Other	2,883	41	2,924
Total	$727,313	$5,936	$733,249

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2019 and September 30, 2019 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
December 31, 2019
Real estate loans:
Residential	$594,814	$1,682	$514	$—	$4,415	$6,611	$—	$—	$601,425
Construction	8,761	—	—	—	—	—	—	—	8,761
Commercial	478,794	713	—	—	2,802	3,515	240	971	483,520
Commercial	68,922	99	1,664	—	571	2,334	—	—	71,256
Obligations of states and political subdivisions	75,932	—	—	—	—	—	—	—	75,932
Home equity loans and lines of credit	44,255	98	96	—	571	765	—	—	45,020
Auto loans	67,278	1,855	—	—	443	2,298	—	—	69,576
Other	2,526	—	10	—	32	42	—	—	2,568
Total	$1,341,282	$4,447	$2,284	$—	$8,834	$15,565	$240	$971	$1,358,058

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2019
Real estate loans:
Residential	$590,457	$2,187	$263	$—	$4,607	$7,057	$—	$—	$597,514
Construction	5,672	—	—	—	—	—	—	—	5,672
Commercial	476,644	236	—	—	2,468	2,704	243	1,056	480,647
Commercial	54,899	20	37	—	603	660	—	—	55,559
Obligations of states and political subdivisions	71,828	—	—	—	—	—	—	—	71,828
Home equity loans and lines of credit	44,319	47	168	—	622	837	—	—	45,156
Auto loans	80,090	1,227	—	—	666	1,893	—	—	81,983
Other	2,883	—	—	—	41	41	—	—	2,924
Total	$1,326,792	$3,717	$468	$—	$9,007	$13,192	$243	$1,056	$1,341,283

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2019 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three months ended December 31, 2019 and 2018 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Charge-offs	(22)	—	(40)	—	—	(29)	(372)	(2)	—	(465)
Recoveries	1	—	42	1	—	1	161	1	—	207
Provision	(61)	29	(204)	370	(3)	68	59	(3)	120	375
ALL balance at December 31, 2019	$4,161	$82	$3,604	$2,241	$340	$369	$1,232	$24	$694	$12,747
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Charge-offs	(142)	—	—	(22)	—	—	(368)	—	—	(532)
Recoveries	6	—	—	—	—	1	181	1	—	189
Provision	276	8	38	264	(28)	1	22	2	293	876
ALL balance at December 31, 2018	$3,745	$43	$3,496	$1,704	$295	$298	$1,694	$26	$920	$12,221

During the three months ended December 31, 2019 the Company recorded provision expense for the construction real estate loans, commercial, home equity loans and lines of credit and auto loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate, commercial real estate, obligations of states and political subdivisions and other loan segments.

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

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2019 and September 30, 2019 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$31	$—	$55	$—	$—	$—	$116	$8	$—	$210
Collectively evaluated for impairment	4,130	82	3,549	2,241	340	369	1,116	16	694	12,537
ALL balance at December 31, 2019	$4,161	$82	$3,604	$2,241	$340	$369	$1,232	$24	$694	$12,747
Individually evaluated for impairment	$36	$—	$56	$6	$—	$—	$144	$6	$—	$248
Collectively evaluated for impairment	4,207	53	3,750	1,864	343	329	1,240	22	574	12,382
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630

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

         The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2019 and 2018 (dollars in thousands):

For the Three Months Ended December 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$540	$540
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$540	$540

	For the Three Months Ended December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$95	$95
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	2	159	159
Auto loans	1	21	21
Other	—	—	—
Total	5	$275	$275

The one new troubled debt restructuring granted for the three months ended December 31, 2019, totaled $540,000 and was granted an interest rate concession.

Of the five new troubled debt restructurings granted for the three months ended December 31, 2018, one loan totaling $14,000 was granted terms concessions, one loan totaling $81,000 was granted an interest rate concession, and three loans totaling $180,000 were granted term and rate concessions.

For the three months ended December 31, 2019 and 2018, no loans defaulted on a restructuring agreement within one year of modification.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2019	September 30, 2019
Non-interest bearing demand accounts	$175,320	$175,932
Interest bearing demand accounts	218,783	224,673
Money market accounts	350,630	364,635
Savings and club accounts	137,481	135,012
Certificates of deposit	467,150	442,578
Total	$1,349,364	$1,342,830

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three month period ended December 31, 2019 and 2018 (in thousands):

	For the Three Months Ended December 31,
	2019	2018
Service Cost	$—	$—
Interest Cost	121	174
Expected return on plan assets	(269)	(293)
Amortization of unrecognized loss	—	—
Net periodic benefit cost	$(148)	$(119)

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

Restricted stock shares outstanding at December 31, 2019 vest over periods ranging from 8 to 45 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

  For the three months ended December 31, 2019 and 2018, the Company recorded $240,000 and $252,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at December 31, 2019 is $865,000 over the remaining vesting period of 3.75 years.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2019, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2019	34,963	$16.13
Granted	33,367	16.19
Vested	(819)	15.52
Forfeited	—	—
Nonvested at December 31, 2019	67,511	$16.17

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilties required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of December 31, 2019 and September 30, 2019 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	December 31, 2019
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$216,148	$—	$216,148
Obligations of states and political subdivisions	—	22,614	—	22,614
U.S. government agencies	—	14,580	—	14,580
Corporate obligations	—	35,852	7,821	43,673
Other debt securities	—	15,753	—	15,753
Total Debt Securities	$—	$304,947	$7,821	$312,768
Equity securities- financial services	26	—	—	26
Derivatives and hedging activities:	—	273	—	273
Liabilities
Derivatives and hedging activities:	—	846	—	846

	September 30, 2019
	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$226,440	$—	$226,440
Obligations of states and political subdivisions	—	20,212	—	20,212
U.S. government agencies	—	6,688	—	6,688
Corporate obligations	—	35,342	7,792	43,134
Other debt securities	—	16,919	—	16,919
Total debt securities	$—	$305,601	$7,792	$313,393
Equity securities-financial services	25	—	—	25
Derivatives and hedging activities	—	303	—	303
Liabilities:
Derivatives and hedging activities:	—	1,011	—	1,011

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended December 31, 2019 and 2018 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	December 31, 2019	December 31, 2018
Beginning balance	$7,792	$7,738
Purchases, sales, issuances, settlements, net	—	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income (loss)	29	(96)
Transfers in and/or out of Level III	—	—
	$7,821	$7,642

Each financial asset and liability is identified as having been valued according to a specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of December 31, 2019 and September 30, 2019 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	December 31, 2019
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$343	$343
Impaired loans	—	—	7,546	7,546

	September 30, 2019
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$240	$240
Impaired loans	—	—	8,128	8,128

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2019
Impaired loans	$7,546	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.7%)
Foreclosed real estate owned	343	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (25.9%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2019
Impaired loans	$8,128	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.3%)
Foreclosed real estate owned	240	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (26.6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2019, 123 impaired loans with a carrying value of $7.8 million were reduced by specific valuation allowance totaling $210,000 resulting in a net fair value of $7.5 million based on Level 3 inputs. At September 30, 2019, 138 impaired loans with a carrying value of $8.4 million were reduced by a specific valuation totaling $248,000 resulting in a net fair value of $8.1 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the consolidated Balance Sheet at December 31, 2019 and September 30, 2019 by level within the fair value hierarchy:

	December 31, 2019
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$42,552	$42,552	$—	$—	$42,552
Loans receivable, net	1,345,311	—	—	1,332,511	1,332,511
Accrued interest receivable	6,308	6,308	—	—	6,308
Regulatory stock	11,126	11,126	—	—	11,126
Mortgage servicing rights	167	—	—	241	241
Bank owned life insurance	39,842	39,842	—	—	39,842
Financial liabilities:
Deposits	$1,349,364	$882,214	$—	$467,567	$1,349,781
Short-term borrowings	104,719	104,719	—	—	104,719
Other borrowings	137,960	—	—	138,776	138,776
Advances by borrowers for taxes and insurance	10,361	10,361	—	—	10,361
Accrued interest payable	1,379	1,379	—	—	1,379

	September 30, 2019
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$52,242	$52,242	$—	$—	$52,242
Certificates of deposit	—	—	—	—	—
Loans receivable, net	1,328,653	—	—	1,313,231	1,313,231
Accrued interest receivable	6,225	6,225	—	—	6,225
Regulatory stock	11,579	11,579	—	—	11,579
Mortgage servicing rights	177	—	—	241	241
Bank owned life insurance	39,601	39,601	—	—	39,601
Financial liabilities:
Deposits	$1,342,830	$900,252	$—	$443,063	$1,343,315
Short-term borrowings	107,701	107,701	—	—	107,701
Other borrowings	140,581	—	—	141,427	141,427
Advances by borrowers for taxes and insurance	6,700	6,700	—	—	6,700
Accrued interest payable	1,384	1,384	—	—	1,384

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three month periods ended December 31, 2019 and 2018 is as follows (in thousands):

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)
Other comprehensive income (loss) before reclassifications	—	(16)	173	157
Amounts reclassified from accumulated other comprehensive loss	—	(175)	(54)	(229)
Period change	—	(191)	119	(72)
Balance at December 31, 2019	$(1,527)	$616	$(441)	$(1,352)
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	$(9,910)
Other comprehensive income (loss) before reclassifications	—	3,991	(573)	3,418
Amounts reclassified from accumulated other comprehensive loss	—	(3)	(171)	(174)
Change in account prinicpal for adoption of ASU 2016-01	—	4	—	4
Period change	—	3,992	(744)	3,248
Balance at December 31, 2018	$(477)	$(7,377)	$1,192	$(6,662)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three month period ended December 31, 2019 and 2018 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details About Accumulated Other Comprehensive Loss Components	Accumulated Other Comprehensive Loss for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
	2019	2018
Securities available for sale
Net securities gains reclassified into earnings	$221	$4	Gain on sale of investment available for sale
Related income tax expense	(46)	(1)	Income taxes
Net effect on accumulated other comprehensive loss for the period	175	3
Derivatives and hedging activities:
Interest expense, effective portion	68	217	Interest expense
Related income tax expense	(14)	(46)	Income taxes
Net effect on accumulated other comprehensive loss for the period	54	171
Total reclassification for the period	$229	$174

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2019 and September 30, 2019 (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of December 31, 2019			As of September 30, 2019
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

FHLB Advances	$50,000	Other Assets	$219	$50,000	Other Assets	$303
Commercial Loans	8,701	Other Assets	56	-	Other Assets	-
Total	$58,701		$275	$50,000		$303

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of December 31, 2019			As of September 30, 2019
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

FHLB Advances	$35,000	Other Liabilties	$401	$35,000	Other Liabilties	$513
Brokered Deposits	50,000	Other Liabilties	377	50,000	Other Liabilties	498
Commercial Loans	14,932	Other Liabilties	70	-	Other Liabilties	-
Total	$99,932		$848	$85,000		$1,011

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of December 31, 2019, the Company had twelve interest rate swaps with a notional principal amount of $158.6 million associated with the Company’s cash outflows associated with various FHLB advances, brokered certificates and commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2019 and 2018.

Amounts reported in accumulated other comprehensive loss related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended December 31, 2019 and 2018, the Company had $68,000 and $217,000 respectively, of gains reclassified to interest expense. During the next twelve months, the Company estimates that $254,000 will be reclassified as a decrease in interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the three month periods ended December 31, 2019 and 2018 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,			Gain Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018	Location of Gain Reclassified from Accumulated OCI into Income	2019	2018
Interest Rate Products	$151	$(941)	Interest expense	$68	$217
Total	$151	$(941)		$68	$217

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

As of December 31, 2019, the Company had derivatives in a net liability position and was required to post $500,000 in collateral against its obligations under these agreements.  As of September 30, 2019, the Company was required to post $710,000 in collateral against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2019 and September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

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

15.   Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On October 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2044. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table presents the Consolidated Balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the Consolidated Balance sheet.

(in thousands)		12/31/2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$7,061
Total Lease Right-Of-Use Assets		$7,061

(in thousands)		12/31/2019
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$7,083
Total Lease Liabilities		$7,083

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to October 1, 2019, the rate for the remaining lease term as of October 1, 2019 was used.

12/31/2019
Weighted average remaining lease term
Operating leases	14.0 years
Weighted average discount rate
Operating leases	2.37%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended 12/31/2019
Operating lease cost	$254
Variable lease cost	59
Net lease cost	$313

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows:

(in thousands)	Operating leases
Twelves months Ended:
December 31, 2020	$927
December 31, 2021	840
December 31, 2022	708
December 31, 2023	707
December 31, 2024	554
Therafter	4,766
Total future minimum lease payments	8,502
Amounts representing interest	(1,419)
Present Value of Net Future Minimum Lease Payments	$7,083

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K and Part II, Item 1A of this and any previous Quarterly Report on Form 10-Q filed since our most recent Annual Report on Form 10-K, as well as the following factors:

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

Comparison of Financial Condition at December 31, 2019 and September 30, 2019

Total Assets. Total assets increased by $11.2 million, or 0.62%, to $1.81 billion at December 31, 2019 from $1.80 billion at September 30, 2019 due primarily to increases in loans receivable partially offset by declines in cash and due from banks.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $9.7 million, or 18.6%, to $42.6 million at December 31, 2019 from $52.2 million at September 30, 2019. Decreases in cash and due from banks of $12.8 million, which were partially offset by an increase in interest bearing deposits with other institutions of $3.2 million, were the reasons for the net decrease.

Net Loans. Net loans increased $16.7 million, or 1.3%, to $1.35 billion at December 31, 2019 from $1.33 billion at September 30, 2019. During this period, residential loans increased $3.9 million to $601.4 million, construction loans increased $3.1 million to $8.8 million, commercial real estate loans increased $2.9 million to $483.5 million, commercial loans increased $15.7 million to $71.3 million, obligations of states and political subdivisions increased $4.1 million to $75.9 million, home equity loans and lines of credit decreased $136,000 to $45.0 million, auto loans decreased $12.4 million to $69.6 million, and other loans decreased $356,000 to $2.6 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $625,000, or 0.2%, to $312.8 million at December 31, 2019 from $313.4 million at September 30, 2019.

Deposits. Deposits increased $6.5 million, or 0.49%, to $1.35 billion at December 31, 2019 from $1.34 billion at September 30, 2019 due primarily to an increase in certificate of deposits offset by a decline in interest bearing demand accounts and money markets accounts. An increase in certificates of deposit of $24.6 million which was offset in part by decreases in interest bearing demand accounts of $5.9 million and money market accounts of $14.0 million. The overall increase in certificates of deposit, reflected a decrease in retail certificates of $40.8 million partially offset by an increase in brokered certificates of deposit of $32.4 million to $190.9 million.

Borrowed Funds. Borrowed funds decreased by $5.6 million, or 2.3%, to $242.7 million at December 31, 2019, from $248.3 million at September 30, 2019. The decrease in borrowed funds was due to a decrease in short term borrowings of $3.0 million and a decrease in other borrowings of $2.6 million. All borrowings at December 31, 2019 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

Stockholders’ Equity. Stockholders’ equity increased by $1.9 million, or 1.0%, to $191.4 million at December 31, 2019 from $189.5 million at September 30, 2019. The increase in stockholders’ equity was primarily due to net income of $3.4 million, which was partially offset by an increase in treasury stock due to the repurchase by the Company of 64,100 shares of its common stock at an aggregate cost of $1.0 million under a previously disclosed stock repurchase plan and regular cash dividends of $0.11 per share, which reduced stockholders equity by $1.2 million.

Average Balance Sheets for the Three Months Ended December 31, 2019 and 2018

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,342,449	$14,190	4.21%	$1,320,053	$13,907	4.18%
Investment Securities
Taxable(2)	66,300	626	3.76%	68,190	676	3.93%
Exempt from federal income tax(2)(3)	9,674	48	2.50%	25,377	136	2.69%
Total investment securities	75,974	674	3.60%	93,567	812	3.60%
Mortgage-backed securities	235,132	1,331	2.25%	278,425	1,806	2.57%
Federal Home Loan Bank stock	11,104	208	7.45%	13,464	222	6.54%
Other	29,075	110	1.61%	24,386	122	1.98%
Total interest-earning assets	1,693,734	16,513	3.88%	1,729,895	16,869	3.88%
Allowance for loan losses	(12,666)			(11,864)
Noninterest-earning assets	107,133			114,591
Total assets	$1,788,201			$1,832,622
Interest-bearing liabilities:
NOW accounts	$224,362	$229	0.41%	$209,035	$188	0.36%
Money market accounts	347,855	974	1.11%	315,439	821	1.03%
Savings and club accounts	136,171	18	0.05%	131,181	18	0.05%
Certificates of deposit	442,516	2,112	1.90%	512,533	2,361	1.83%
Borrowed funds	247,906	1,354	2.17%	307,102	1,596	2.06%
Total interest-bearing liabilities	1,398,810	4,687	1.33%	1,475,290	4,984	1.34%
Non-interest-bearing NOW accounts	178,332			157,993
Non-interest-bearing liabilities	19,802			18,171
Total liabilities	1,596,944			1,651,454
Equity	191,257			181,168
Total liabilities and equity	$1,788,201			$1,832,622
Net interest income		$11,826			$11,885
Interest rate spread			2.55%			2.54%
Net interest-earning assets	$294,924			$254,605
Net interest margin(4)			2.78%			2.73%
Average interest-earning assets to average interest-bearing liabilities		121.08%			117.26%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended December 31, 2019 and 2018.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2019 and December 31, 2018

Net Income. Net income increased $401,000, or 13.3%, to $3.4 million for the three months ended December 31, 2019 compared to net income of $3.0 million for the comparable period in 2018. The increase was primarily due to a decrease in the provision for loan losses and an increase in non-interest income partially offset by increases in non-interest expense and the income tax provision.

Net Interest Income. Net interest income decreased $59,000, or 0.5%, to $11.8 million for the three months ended December 31, 2019 from $11.9 million for the comparable period in 2018.

Interest Income. Interest income decreased $356,000, or 2.1%, to $16.5 million for the three months ended December 31, 2019 from $16.9 million for the comparable 2018 period. The decrease resulted primarily from a decrease in the average balance of interest earnings assets of $36.2 million from the comparable 2018 period. The average balance of loans increased $22.4 million between the two periods. In addition, between the two periods, the average balance of investment securities decreased $17.6 million, mortgage-backed securities decreased $43.3 million, FHLB stock decreased $2.4 million and other interest earning assets increased $4.7 million.

Interest Expense. Interest expense decreased $297,000, or 6.0%, to $4.7 million for the three months ended December 31, 2019 from $5.0 million for the comparable 2018 period. The decrease resulted from a decrease in the cost of interest bearing liabilities of one basis point from 1.34% to 1.33% and a decrease in the average balance of interest bearing liabilities of $76.5 million between the two periods. The interest expense decrease of $297,000 for the three months ended December 31, 2019 was due primarily to an decrease in certificates of deposit expense of $249,000 and borrowed funds of $242,000.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $375,000 for the three month period ended December 31, 2019 compared to $876,000 for the three month period ended December 31, 2018. The allowance for loan losses was $12.7 million, or 0.94% of loans outstanding at December 31, 2019, compared to $12.6 million, or 0.94% of loans outstanding, at September 30, 2019.

Non-interest Income. Non-interest income increased $300,000, or 14.1%, to $2.4 million for the three months ended December 31, 2019 from $2.1 million at December 31, 2018. Increases in service changes and fees on loans of $203,000, trust and investment fees of $79,000 and gain on sale of investment securities available for sale, net, were partially offset by declines in other income of $170,000 and service fees on deposit accounts of $36,000.

Non-interest Expense. Non-interest expense increased $111,000, or 1.1%, to $9.8 million for the three months ended December 31, 2019 from $9.7 million for the comparable period in 2018. Increases in compensation and employee benefits, occupancy and equipment and data processing and a decrease in gain on foreclosed real estate were partially offset by decreases in professional fees, advertising, FDIC premiums and other expenses

Income Taxes. Income tax expense increased $230,000 to $704,000 for the three months ended December 31, 2019 from $474,000 for the comparable 2018 period. The effective tax rate for the three months ended December 31, 2019 was 17.1% compared to 13.6% for the 2018 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	December 31, 2019	September 30, 2019
Non-performing assets:
Non-accruing loans	$8,833	$9,007
Non-accruing purchased credit impaired loans	971	1,056
Total non-performing loans	9,804	10,063
Foreclosed real estate	343	240
Other repossessed assets	9	9
Total non-performing assets	$10,156	$10,312
Ratio of non-performing loans to total loans	0.72%	0.75%
Ratio of non-performing loans to total assets	0.54%	0.56%
Ratio of non-performing assets to total assets	0.56%	0.57%
Ratio of allowance for loan losses to total loans	0.94%	0.94%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $155,000 from September 30, 2019 to December 31, 2019. The number of nonperforming residential loans was 51 at December 31, 2019 compared to 52 at September 30, 2019. The $9.8 million of non-accruing loans at December 31, 2019 included 51 residential loans with an aggregate outstanding balance of $4.4 million, 28 commercial and commercial real estate loans with aggregate outstanding balances of $4.3 million and 74 consumer loans with aggregate balances of $1.0 million. Within the residential loan balance were $2.5 million of loans less than 90 days past due. In the quarter ended December 31, 2019, the Company identified 18 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $103,000 to $343,000 at December 31, 2019. Foreclosed real estate consists of seven residential properties and one commercial property.

At December 31, 2019, the principal balance of troubled debt restructures (“TDRs”) was $3.5 million compared to $3.1 million at September 30, 2019. Of the $3.5 million of troubled debt restructures at December 31, 2019, $76,000 are performing loans and $3.4 million are non-accrual loans.

As of December 31, 2019, TDRs were comprised of 19 residential loans totaling $2.5 million, three commercial and commercial real estate loans totaling $722,000 and nine consumer (home equity loans, home equity lines and credit, indirect auto and other) loans totaling $242,000.

For the three month period ended December 31, 2019, two loans were removed from non-performing TDR status.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2019, $42.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. As of December 31, 2019, we had $242.7 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $668.0 million.

At December 31, 2019, we had $196.4 million in loan commitments outstanding, which included, in part, $51.2 million in undisbursed construction loans and land development loans, $40.0 million in unused home equity lines of credit, $92.3 million in commercial lines of credit and commitments to originate commercial loans, $6.6 million in performance standby letters of credit and $6.5 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2019 totaled $397.0 million, or 85.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2020. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $4.9 million and $3.3 million for the three months ended December 31, 2019 and 2018, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $17.0 million and $32.5 million for the three months ended December 31, 2019 and 2018, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by, of $2.4 million and $25.3 million for the three months ended December 31, 2019 and 2018, respectively.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2019.

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

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2019, filed on December 16, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
October 31, 2019	49,100	$16.27	49,100	369,600
November 30, 2019	15,000	$16.44	15,000	354,600
December 31, 2019	—	$—	—	—
Total	64,100	$16.31	64,100	354,600

______________________

(1)  On July 25, 2019 the Company announced the authorization of an eighth repurchase program for up to 500,000 shares of its common stock.  This program has no expiration date.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; (iv) the Consolidated Statement of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: February 10, 2020	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 10, 2020	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer