Form 10-Q
period 2020-03-31
ESSA Bancorp, Inc.
filed 2020-05-11
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were 11,093,518 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	September 30,
	2020	2019
	(dollars in thousands)
ASSETS
Cash and due from banks	$97,121	$48,426
Interest-bearing deposits with other institutions	76,398	3,816
Total cash and cash equivalents	173,519	52,242
Investment securities available for sale, at fair value	306,407	313,393
Loans receivable (net of allowance for loan losses of $13,179 and $12,630)	1,358,167	1,328,653
Regulatory stock, at cost	17,284	11,579
Premises and equipment, net	14,397	14,335
Bank-owned life insurance	40,077	39,601
Foreclosed real estate	408	240
Intangible assets, net	926	1,066
Goodwill	13,801	13,801
Deferred income taxes	4,190	5,122
Other assets	26,000	19,395
TOTAL ASSETS	$1,955,176	$1,799,427
LIABILITIES
Deposits	$1,327,613	$1,342,830
Short-term borrowings	238,898	107,701
Other borrowings	161,762	140,581
Advances by borrowers for taxes and insurance	11,721	6,700
Other liabilities	21,516	12,107
TOTAL LIABILITIES	1,761,510	1,609,919
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 11,105,887 and 11,321,417 outstanding at March 31, 2020 and September 30, 2019, respectively)	181	181
Additional paid in capital	181,218	181,161
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(7,576)	(7,803)
Retained earnings	107,265	102,465
Treasury stock, at cost; 7,027,208 and 6,811,678 shares outstanding at March 31, 2020 and September 30, 2019, respectively	(88,418)	(85,216)
Accumulated other comprehensive income (loss)	996	(1,280)
TOTAL STOCKHOLDERS’ EQUITY	193,666	189,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,955,176	$1,799,427

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$14,005	$14,042	$28,195	$27,949
Investment securities:
Taxable	1,945	2,530	3,902	5,012
Exempt from federal income tax	48	94	96	230
Other investment income	346	462	664	806
Total interest income	16,344	17,128	32,857	33,997
INTEREST EXPENSE
Deposits	3,228	3,555	6,561	6,943
Short-term borrowings	489	1,172	994	2,249
Other borrowings	895	669	1,744	1,188
Total interest expense	4,612	5,396	9,299	10,380
NET INTEREST INCOME	11,732	11,732	23,558	23,617
Provision for loan losses	500	600	875	1,476
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,232	11,132	22,683	22,141
NONINTEREST INCOME
Service fees on deposit accounts	778	784	1,605	1,647
Services charges and fees on loans	700	276	1,233	606
Realized and unrealized gain (loss) on equity securities	(6)	3	(5)	1
Trust and investment fees	429	235	747	474
Gain on sale of investment securities available for sale, net	160	39	381	43
Gain on sale of loans, net	144	—	144	—
Earnings on Bank-owned life insurance	235	240	476	484
Insurance commissions	238	194	446	395
Other	27	297	104	544
Total noninterest income	2,705	2,068	5,131	4,194
NONINTEREST EXPENSE
Compensation and employee benefits	6,077	6,035	12,315	12,159
Occupancy and equipment	1,069	1,112	2,136	2,138
Professional fees	533	646	992	1,170
Data processing	1,085	930	2,102	1,833
Advertising	118	204	234	359
Federal Deposit Insurance Corporation (FDIC) premiums	205	182	338	369
Loss (gain) on foreclosed real estate	86	11	66	(104)
Amortization of intangible assets	68	77	140	161
Other	583	514	1,264	1,278
Total noninterest expense	9,824	9,711	19,587	19,363
Income before income taxes	4,113	3,489	8,227	6,972
Income taxes	706	630	1,410	1,104
NET INCOME	$3,407	$2,859	$6,817	$5,868
Earnings per share
Basic	$0.33	$0.26	$0.65	$0.54
Diluted	$0.33	$0.26	$0.65	$0.54
Dividends per share	$0.11	$0.10	$0.22	$0.20

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(dollars in thousands)
Net income	$3,407	$2,859	$6,817	$5,868
Other comprehensive income
Investment securities available for sale:
Unrealized holding gain	5,693	4,866	5,672	9,918
Tax effect	(1,196)	(1,022)	(1,191)	(2,083)
Reclassification of gains recognized in net income	(160)	(39)	(381)	(43)
Tax effect	34	8	80	9
Net of tax amount	4,371	3,813	4,180	7,801
Derivative and hedging activities adjustments:
Changes in unrealized holding losses on derivatives included in net income	(2,555)	(336)	(2,352)	(1,061)
Tax effect	524	71	494	223
Reclassification adjustment for losses (gains) on derivatives included in net income	10	(271)	(58)	(488)
Tax effect	(2)	56	12	102
Net of tax amount	(2,023)	(480)	(1,904)	(1,224)
Total other comprehensive income	2,348	3,333	2,276	6,577
Comprehensive income	$5,755	$6,192	$9,093	$12,445

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, December 31, 2018	11,819,814	$181	$180,631	$(8,142)	$96,026	$(77,259)	$(6,662)	$184,775
Net Income					2,859			2,859
Other comprehensive income							3,333	3,333
Cash dividends declared ($0.10 per share)					(1,064)			(1,064)
Stock based compensation			98					98
Allocation of ESOP stock			64	113				177
Reclassification of equity investment securities	(5,495)		64			(64)		—
Purchase of common stock	(405,384)					(6,541)		(6,541)
Balance, March 31, 2019	11,408,935	$181	$180,857	$(8,029)	$97,821	$(83,864)	$(3,329)	$183,637

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, December 31, 2019	11,290,451	$181	$181,056	$(7,689)	$105,012	$(85,845)	$(1,352)	$191,363
Net income					3,407			3,407
Other comprehensive loss							2,348	2,348
Cash dividends declared ($0.11 per share)					(1,154)			(1,154)
Stock based compensation			93					93
Allocation of ESOP stock			69	113				182
Purchase of common stock	(184,564)					(2,573)		(2,573)
Balance, March 31, 2020	11,105,887	$181	$181,218	$(7,576)	$107,265	$(88,418)	$996	$193,666

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, September 30, 2018	11,782,718	$181	$180,765	$(8,255)	$94,112	$(77,707)	$(9,910)	$179,186
Net Income					5,868			5,868
Other comprehensive income							6,577	6,577
Cash dividends declared ($0.20 per share)					(2,155)			(2,155)
Stock based compensation			350					350
Allocation of ESOP stock			126	226				352
Allocation of treasury shares to incentive plan	31,601		(384)			384		—
Reclassification of equity investment securities					(4)		4	—
Purchase of common stock	(405,384)					(6,541)		(6,541)
Balance, March 31, 2019	11,408,935	$181	$180,857	$(8,029)	$97,821	$(83,864)	$(3,329)	$183,637

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, September 30, 2019	11,321,417	$181	$181,161	$(7,803)	$102,465	$(85,216)	$(1,280)	$189,508
Net income					6,817			6,817
Other comprehensive income							2,276	2,276
Cash dividends declared ($0.22 per share)					(2,307)			(2,307)
Change in accounting principal for adoption of ASU 2016-02					290			290
Stock based compensation			333					333
Allocation of ESOP stock			144	227				371
Allocation of treasury shares to incentive plan	33,134		(420)			416		(4)
Purchase of common stock	(248,664)					(3,618)		(3,618)
Balance, March 31, 2020	11,105,887	$181	$181,218	$(7,576)	$107,265	$(88,418)	$996	$193,666

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$6,817	$5,868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	875	1,476
Provision for depreciation and amortization	536	561
Amortization and accretion of discounts and premiums, net	1,123	1,567
Net gain on sale of investment securities	(381)	(43)
Realized and unrealized loss (gain) on equity securities	5	(1)
Gain on sale of loans, net	(144)	—
Origination of residential real estate loans for sale	(4,000)	—
Proceeds on sale of residential real estate loans	4,144	—
Compensation expense on ESOP	371	352
Amortization of right-of-use asset	443	—
Stock based compensation	333	350
Increase in accrued interest receivable	(368)	(398)
Increase in accrued interest payable	174	504
Earnings on bank-owned life insurance	(476)	(484)
Deferred federal income taxes	327	1,027
Decrease in accrued pension liability	(296)	(239)
Loss (gain) on foreclosed real estate, net	66	(104)
Amortization of identifiable assets	140	161
Other, net	867	(2,712)
Net cash provided by operating activities	10,556	7,885
INVESTING ACTIVITIES
Certificate of deposit maturities	—	250
Investment securities available for sale:
Proceeds from sale of investment securities	24,009	30,455
Proceeds from principal repayments and maturities	25,457	22,259
Purchases	(37,532)	(20,729)
Increase in loans receivable, net	(31,133)	(32,462)
Redemption of regulatory stock	7,796	9,953
Purchase of regulatory stock	(13,501)	(11,613)
Proceeds from sale of foreclosed real estate	111	629
Purchase of premises, equipment and software	(743)	(336)
Net cash used for investing activities	(25,536)	(1,594)
FINANCING ACTIVITIES
Decrease in deposits, net	(15,217)	(42,972)
Net increase in short-term borrowings	131,197	18,520
Proceeds from other borrowings	51,527	75,700
Repayment of other borrowings	(30,346)	(54,750)
Increase in advances by borrowers for taxes and insurance	5,021	3,527
Purchase of treasury shares	(3,618)	(6,541)
Dividends on common stock	(2,307)	(2,155)
Net cash provided by (used for) financing activities	136,257	(8,671)
Increase and decrease in cash and cash equivalents	121,277	(2,380)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,242	43,539
CASH AND CASH EQUIVALENTS AT END OF YEAR	$173,519	$41,159
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$9,125	$9,876
Income taxes	8	—
Noncash items:
Transfers from loans to foreclosed real estate	345	49
Initial recognition of operating right-of-use asset	(7,272)	—
Initial recognition of operating lease liability	7,272	—
Unrealized holding gains	5,291	9,882

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2020 and 2019.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(6,848,093)	(6,458,020)	(6,865,860)	(6,386,412)
Average unearned ESOP shares	(758,160)	(797,738)	(752,472)	(803,457)
Average unearned non-vested shares	(53,376)	(51,711)	(52,750)	(52,039)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,473,466	10,825,626	10,462,013	10,891,187
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,473,466	10,825,626	10,462,013	10,891,187

At March 31, 2020 there were 48,901  shares of nonvested stock outstanding at an average weighted price of $16.16 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2019  there were 45,214 shares of nonvested stock outstanding at an average weighted price of $16.01 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In January 2020, the FASB issued ASU 2020-2, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$111,195	$3,598	$(80)	$114,713
Freddie Mac	78,225	2,473	(5)	80,693
Governmental National Mortgage Association	20,353	450	(115)	20,688
Total mortgage-backed securities	209,773	6,521	(200)	216,094
Obligations of states and political subdivisions	22,405	336	(20)	22,721
U.S. government agency securities	9,963	127	—	10,090
Corporate obligations	42,475	535	(902)	42,108
Other debt securities	15,479	101	(186)	15,394
Total	$300,095	$7,620	$(1,308)	$306,407

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$126,672	$987	$(554)	$127,105
Freddie Mac	80,639	453	(331)	80,761
Governmental National Mortgage Association	18,590	182	(198)	18,574
Total mortgage-backed securities	225,901	1,622	(1,083)	226,440
Obligations of states and political subdivisions	19,860	356	(4)	20,212
U.S. government agency securities	6,454	234	—	6,688
Corporate obligations	43,121	594	(581)	43,134
Other debt securities	17,036	84	(201)	16,919
Total	$312,372	$2,890	$(1,869)	$313,393

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended March 31, 2020 and 2019.

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net (losses) gains recognized during the period on equity securities	$(6)	$3
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(6)	$3
(in thousands)	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Net (losses) gains recognized during the period on equity securities	$(5)	$1
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(5)	$1

The amortized cost and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,045	$2,031
Due after one year through five years	38,381	38,529
Due after five years through ten years	67,909	68,937
Due after ten years	191,760	196,910
Total	$300,095	$306,407

For the three months ended March 31, 2020, the Company realized gross gains of $199,000 and gross losses of $39,000 on proceeds from the sale of investment securities of $11.0 million. For the six months ended March 31, 2020, the Company realized gross gains of $420,000 and gross losses of $39,000 on proceeds from the sale of investment securities of $24.0 million. For the three months ended March 31, 2019, the Company realized gross gains of $132,000 and gross losses of $93,000 on proceeds from the sale on investment securities of $20.5 million. For the six months ended March 31, 2019, the Company realized gross gains of $175,000 and gross losses of $132,000 on proceeds from the sale on investment securities of $30.5 million.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2020
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	8	$1,253	$(25)	$6,878	$(55)	$8,131	$(80)
Freddie Mac	1	362	(5)	—	—	362	(5)
Governmental National Mortgage Association	6	4,039	(46)	3,912	(69)	7,951	(115)
Obligations of states and political subdivisions	2	1,541	(20)	—	—	1,541	(20)
Corporate obligations	18	8,685	(217)	8,223	(685)	16,908	(902)
Other debt securities	11	—	—	5,516	(186)	5,516	(186)
Total	46	$15,880	$(313)	$24,529	$(995)	$40,409	$(1,308)

	September 30, 2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	48	$5,568	$(6)	$45,867	$(548)	$51,435	$(554)
Freddie Mac	32	765	—	29,661	(331)	30,426	(331)
Governmental National Mortgage Association	12	345	(1)	8,242	(197)	8,587	(198)
Obligations of states and political subdivisions	2	2,159	(4)	—	—	2,159	(4)
Corporate obligations	13	2,063	(5)	12,015	(576)	14,078	(581)
Other debt securities	14	3,493	(16)	6,132	(185)	9,625	(201)
Total	121	$14,393	$(32)	$101,917	$(1,837)	$116,310	$(1,869)

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

The Company reviews its position quarterly and has asserted that at March 31, 2020, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2020	September 30, 2019
Real estate loans:
Residential	$600,492	$597,514
Construction	10,630	5,672
Commercial	508,690	480,647
Commercial	70,610	55,559
Obligations of states and political subdivisions	76,204	71,828
Home equity loans and lines of credit	43,801	45,156
Auto loans	58,504	81,983
Other	2,415	2,924
	1,371,346	1,341,283
Less allowance for loan losses	13,179	12,630
Net loans	$1,358,167	$1,328,653

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2020	September 30, 2019
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$1,229	$1,392
Carrying amount	$1,140	$1,299

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
March 31, 2020
Real estate loans:
Residential	$600,492	$4,058	$—	$596,434
Construction	10,630	—	—	10,630
Commercial	508,690	2,233	1,140	505,317
Commercial	70,610	2,512	—	68,098
Obligations of states and political subdivisions	76,204	—	—	76,204
Home equity loans and lines of credit	43,801	243	—	43,558
Auto loans	58,504	230	—	58,274
Other	2,415	27	—	2,388
Total	$1,371,346	$9,303	$1,140	$1,360,903

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2019
Real estate loans:
Residential	$597,514	$4,281	$—	$593,233
Construction	5,672	—	—	5,672
Commercial	480,647	2,633	1,299	476,715
Commercial	55,559	448	—	55,111
Obligations of states and political sub divisions	71,828	—	—	71,828
Home equity loans and lines of credit	45,156	400	—	44,756
Auto loans	81,983	583	—	81,400
Other	2,924	31	—	2,893
Total	$1,341,283	$8,376	$1,299	$1,331,608

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2020
With no specific allowance recorded:
Real estate loans
Residential	$3,672	$4,889	$—
Construction	—	—	—
Commercial	2,070	4,039	—
Commercial	2,343	2,415	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	243	275	—
Auto loans	106	182	—
Other	13	23	—
Total	8,447	11,823	—
With an allowance recorded:
Real estate loans
Residential	386	443	36
Construction	—	—	—
Commercial	163	204	40
Commercial	169	169	117
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	124	133	66
Other	14	16	9
Total	856	965	268
Total:
Real estate loans
Residential	4,058	5,332	36
Construction	—	—	—
Commercial	2,233	4,243	40
Commercial	2,512	2,584	117
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	243	275	—
Auto loans	230	315	66
Other	27	39	9
Total Impaired Loans	$9,303	$12,788	$268

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2019
With no specific allowance recorded:
Real Estate Loans
Residential	$3,935	$5,309	$—
Construction	—	—	—
Commercial	2,385	4,269	—
Commercial	354	475	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	400	465	—
Auto Loans	161	248	—
Other	15	22	—
Total	7,250	10,788	—
With an allowance recorded:
Real Estate Loans
Residential	346	398	36
Construction	—	—	—
Commercial	248	294	56
Commercial	94	223	6
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	422	426	144
Other	16	17	6
Total	1,126	1,358	248
Total:
Real Estate Loans
Residential	4,281	5,707	36
Construction	—	—	—
Commercial	2,633	4,563	56
Commercial	448	698	6
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	400	465	—
Auto Loans	583	674	144
Other	31	39	6
Total Impaired Loans	$8,376	$12,146	$248

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended March 31,
	2020	2019	2020	2019
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,825	$3,567	$1	$—
Construction	—	—	—	—
Commercial	2,140	1,934	—	8
Commercial	1,061	207	4	1
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	195	229	—	—
Auto loans	201	85	1	1
Other	14	16	—	—
Total	7,436	6,038	6	10
With an allowance recorded:
Real estate loans
Residential	292	1,151	—	—
Construction	—	—	—	—
Commercial	165	88	—	—
Commercial	60	32	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	—	33	—	—
Auto loans	88	250	—	—
Other	15	—	—	—
Total	620	1,554	—	—
Total:
Real estate loans
Residential	4,117	4,718	1	—
Construction	—	—	—	—
Commercial	2,305	2,022	—	8
Commercial	1,121	239	4	1
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	195	262	—	—
Auto loans	289	335	1	1
Other	29	16	—	—
Total Impaired Loans	$8,056	$7,592	$6	$10

	For the Six Months Ended March 31,
	2020	2019	2020	2019
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,880	$3,867	$1	$3
Construction	—	—	—	—
Commercial	2,269	3,209	1	54
Commercial	726	145	4	1
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	258	190	—	—
Auto loans	158	86	1	1
Other	17	17	—	—
Total	7,308	7,514	7	59
With an allowance recorded:
Real estate loans
Residential	295	983	—	—
Construction	—	—	—	—
Commercial	249	44	—	—
Commercial	62	16	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	—	23	—	—
Auto loans	150	227	—	—
Other	10	—	—	—
Total	766	1,293	—	—
Total:
Real estate loans
Residential	4,175	4,850	1	3
Construction	—	—	—	—
Commercial	2,518	3,253	1	54
Commercial	788	161	4	1
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	258	213	—	—
Auto loans	308	313	1	1
Other	27	17	—	—
Total Impaired Loans	$8,074	$8,807	$7	$59

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at March 31, 2020 and September 30, 2019 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
March 31, 2020
Commercial real estate loans	$490,132	$11,289	$7,269	$—	$508,690
Commercial	67,939	—	2,671	—	70,610
Obligations of states and political subdivisions	76,204	—	—	—	76,204
Total	$634,275	$11,289	$9,940	$—	$655,504

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2019
Commercial real estate loans	$461,701	$7,492	$11,454	$—	$480,647
Commercial	52,486	—	3,073	—	55,559
Obligations of states and political subdivisions	71,828	—	—	—	71,828
Total	$586,015	$7,492	$14,527	$—	$608,034

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2020 and September 30, 2019 (in thousands):

	Performing	Non- performing	Total
March 31, 2020
Real estate loans:
Residential	$596,117	$4,375	$600,492
Construction	10,630	—	10,630
Home equity loans and lines of credit	43,323	478	43,801
Auto loans	58,245	259	58,504
Other	2,388	27	2,415
Total	$710,703	$5,139	$715,842

	Performing	Non- performing	Total
September 30, 2019
Real estate loans:
Residential	$592,907	$4,607	$597,514
Construction	5,672	—	5,672
Home equity loans and lines of credit	44,534	622	45,156
Auto loans	81,317	666	81,983
Other	2,883	41	2,924
Total	$727,313	$5,936	$733,249

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2020 and September 30, 2019 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
March 31, 2020
Real estate loans:
Residential	$592,381	$2,701	$1,035	$—	$4,375	$8,111	$—	$—	$600,492
Construction	10,630	—	—	—	—	—	—	—	10,630
Commercial	502,527	469	2,393	—	2,161	$5,023	237	903	508,690
Commercial	67,748	134	296	—	2,432	$2,862	—	—	70,610
Obligations of states and political subdivisions	76,204	—	—	—	—	—	—	—	76,204
Home equity loans and lines of credit	43,142	69	112	—	478	659	—	—	43,801
Auto loans	57,232	968	45	—	259	1,272	—	—	58,504
Other	2,341	37	10	—	27	74	—	—	2,415
Total	$1,352,205	$4,378	$3,891	$—	$9,732	$18,001	$237	$903	$1,371,346

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2019
Real estate loans:
Residential	$590,457	$2,187	$263	$—	$4,607	$7,057	$—	$—	$597,514
Construction	5,672	—	—	—	—	—	—	—	5,672
Commercial	476,644	236	—	—	2,468	2,704	243	1,056	480,647
Commercial	54,899	20	37	—	603	660	—	—	55,559
Obligations of states and political subdivisions	71,828	—	—	—	—	—	—	—	71,828
Home equity loans and lines of credit	44,319	47	168	—	622	837	—	—	45,156
Auto loans	80,090	1,227	—	—	666	1,893	—	—	81,983
Other	2,883	—	—	—	41	41	—	—	2,924
Total	$1,326,792	$3,717	$468	$—	$9,007	$13,192	$243	$1,056	$1,341,283

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2020 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and six months ended March 31, 2020 and 2019 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at December 31, 2019	$4,161	$82	$3,604	$2,241	$340	$369	$1,232	$24	$694	$12,747
Charge-offs	(8)	—	(9)	—	—	(11)	(211)	(3)	—	(242)
Recoveries	5	—	18	—	—	2	148	1	—	174
Provision	172	(27)	950	(61)	19	(9)	(65)	7	(486)	500
ALL balance at March 31, 2020	$4,330	$55	$4,563	$2,180	$359	$351	$1,104	$29	$208	$13,179
ALL balance at December 31, 2018	$3,745	$43	$3,496	$1,704	$295	$298	$1,694	$26	$920	$12,221
Charge-offs	(131)	—	(7)	—	—	(19)	(370)	(11)	—	(538)
Recoveries	3	—	12	—	—	2	88	1	—	106
Provision	125	16	315	161	(1)	14	196	11	(237)	600
ALL balance at March 31, 2019	$3,742	$59	$3,816	$1,865	$294	$295	$1,608	$27	$683	$12,389

ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Charge-offs	(29)	—	(9)	—	—	(40)	(582)	(5)	—	(665)
Recoveries	6	—	18	1	—	3	309	2	—	339
Provision	110	2	748	309	16	59	(7)	4	(366)	875
ALL balance at March 31, 2020	$4,330	$55	$4,563	$2,180	$359	$351	$1,104	$29	$208	$13,179
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Charge-offs	(273)	—	(7)	(22)	—	(19)	(738)	(11)	—	(1,070)
Recoveries	9	—	12	—	—	3	269	2	—	295
Provision	401	24	353	425	(29)	15	218	13	56	1,476
ALL balance at March 31, 2019	$3,742	$59	$3,816	$1,865	$294	$295	$1,608	$27	$683	$12,389

During the three months ended March 31, 2020 the Company recorded provision expense for the residential real estate loans, commercial real estate loans, obligations of states and political subdivisions and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the construction real estate, commercial loans, home equity loans and lines of credit and auto loan segments.

During the six months ended March 31, 2020 the Company recorded provision expense for the residential real estate loans, commercial real estate loans, obligations of states and political subdivisions, construction real estate, commercial loans, home equity loans and lines of credit and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the auto loan segment.

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

The Company is closely monitoring all customer credit positions, particularly loans requesting payment relief.  Such loans, as of May 5, 2020 amounted to approximately 14.1% of total loans outstanding, including $142.8 million in commercial real estate loans, $9.1 in commercial loans, $36.8 million in mortgage loans, $3.6 million in auto loans and $1.5 million in home equity loans.  As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2020 and September 30, 2019 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$36	$—	$40	$117	$—	$—	$66	$9	$—	$268
Collectively evaluated for impairment	4,294	55	4,523	2,063	359	351	1,038	20	208	12,911
ALL balance at March 31, 2020	$4,330	$55	$4,563	$2,180	$359	$351	$1,104	$29	$208	$13,179
Individually evaluated for impairment	$36	$—	$56	$6	$—	$—	$144	$6	$—	$248
Collectively evaluated for impairment	4,207	53	3,750	1,864	343	329	1,240	22	574	12,382
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630

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

         The following is a summary of troubled debt restructuring granted during the six months ended March 31, 2020 and 2019 (dollars in thousands):

For the Six Months Ended March 31, 2020
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

There were no new troubled debt restructurings granted for the three months ended March 31, 2020 and 2019.

The one new troubled debt restructuring granted for the six months ended March 31, 2020, totaled $540,000 and was granted an interest rate concession.

Of the five new troubled debt restructurings granted for the six months ended March 31, 2019, one loan totaling $14,000 was granted terms concessions, one loan totaling $81,000 was granted an interest rate concession, and three loans totaling $180,000 were granted term and rate concessions.

For the three and six months ended March 31, 2020 and 2019, no loans defaulted on a restructuring agreement within one year of modification.

As of May 5, 2020, over 100 of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $151.9 million. We have had similar request from over 270 mortgage customers and over 270 auto loan customers.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Through May 5, 2020, we have modified loans totaling $193.9 million which remain predominately in the commercial loan categories.

At March 31, 2020, our non-performing assets were not yet materially impacted by the economic pressures of COVID-19. In addition, we will continue to closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and consumer clients.

.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2020	September 30, 2019
Non-interest bearing demand accounts	$181,140	$175,932
Interest bearing demand accounts	195,207	224,673
Money market accounts	347,043	364,635
Savings and club accounts	141,818	135,012
Certificates of deposit	462,405	442,578
Total	$1,327,613	$1,342,830

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and six month periods ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Service Cost	$—	$—	$—	$—
Interest Cost	122	173	243	347
Expected return on plan assets	(270)	(293)	(539)	(586)
Amortization of unrecognized loss	—	—	—	—
Net periodic benefit cost	$(148)	$(120)	$(296)	$(239)

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

Restricted stock shares outstanding at March 31, 2020 vest over periods ranging from 5 to 42 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

  For the three months ended March 31, 2020 and 2019, the Company recorded $93,000 and $98,000 of share-based compensation expense, respectively, comprised of restricted stock expense.  For the six months ended March 31, 2020 and 2019, the Company recorded $333,000 and $350,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at March 31, 2020 is $772,000 over the remaining vesting period of 3.5 years.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2020, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2019	34,963	$16.13
Granted	33,367	16.19
Vested	(8,819)	16.25
Forfeited	—	—
Nonvested at March 31, 2020	59,511	$16.17

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilties required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of March 31, 2020 and September 30, 2019 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	March 31, 2020
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$216,094	$—	$216,094
Obligations of states and political subdivisions	—	22,721	—	22,721
U.S. government agencies	—	10,090	—	10,090
Corporate obligations	—	35,374	6,734	42,108
Other debt securities	—	15,394	—	15,394
Total Debt Securities	$—	$299,673	$6,734	$306,407
Equity securities- financial services	20	—	—	20
Derivatives and hedging activities	—	1,397	—	1,397
Liabilities
Derivatives and hedging activities	—	4,515	—	4,515

	September 30, 2019
	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$226,440	$—	$226,440
Obligations of states and political subdivisions	—	20,212	—	20,212
U.S. government agencies	—	6,688	—	6,688
Corporate obligations	—	35,342	7,792	43,134
Other debt securities	—	16,919	—	16,919
Total debt securities	$—	$305,601	$7,792	$313,393
Equity securities-financial services	25	—	—	25
Derivatives and hedging activities	—	303	—	303
Liabilities:
Derivatives and hedging activities	—	1,011	—	1,011

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and six month periods ended March 31, 2020 and 2019 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	March 31, 2020	March 31, 2019
Beginning balance	$7,821	$7,642
Purchases, sales, issuances, settlements, net	(1,000)	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income (loss)	(87)	91
Transfers in and/or out of Level III	—	—
	$6,734	$7,733

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six Months Ended
	March 31, 2020	March 31, 2019
Beginning balance	$7,792	$7,738
Purchases, sales, issuances, settlements, net	(1,000)	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive (loss) income	(58)	(5)
Transfers in and/or out of Level III	—	—
	$6,734	$7,733

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of March 31, 2020 and September 30, 2019 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	March 31, 2020
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$408	$408
Impaired loans	—	—	9,035	9,035

	September 30, 2019
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$240	$240
Impaired loans	—	—	8,128	8,128

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2020
Impaired loans	$9,035	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	408	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (25.2%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2019
Impaired loans	$8,128	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.3%)
Foreclosed real estate owned	240	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (26.6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2020, 110 impaired loans with a carrying value of $9.3 million were reduced by specific valuation allowance totaling $268,000 resulting in a net fair value of $9.0 million based on Level 3 inputs. At September 30, 2019, 138 impaired loans with a carrying value of $8.4 million were reduced by a specific valuation totaling $248,000 resulting in a net fair value of $8.1 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the consolidated Balance Sheet at March 31, 2020 and September 30, 2019 by level within the fair value hierarchy:

	March 31, 2020
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$173,519	$173,519	$—	$—	$173,519
Loans receivable, net	1,358,167	—	—	1,351,054	1,351,054
Accrued interest receivable	6,593	6,593	—	—	6,593
Regulatory stock	17,284	17,284	—	—	17,284
Mortgage servicing rights	188	—	—	212	212
Bank owned life insurance	40,077	40,077	—	—	40,077
Financial liabilities:
Deposits	$1,327,613	$865,208	$—	$465,543	$1,330,751
Short-term borrowings	238,898	238,898	—	—	238,898
Other borrowings	161,762	—	—	167,235	167,235
Advances by borrowers for taxes and insurance	11,721	11,721	—	—	11,721
Accrued interest payable	1,558	1,558	—	—	1,558

	September 30, 2019
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$52,242	$52,242	$—	$—	$52,242
Certificates of deposit	—	—	—	—	—
Loans receivable, net	1,328,653	—	—	1,313,231	1,313,231
Accrued interest receivable	6,225	6,225	—	—	6,225
Regulatory stock	11,579	11,579	—	—	11,579
Mortgage servicing rights	177	—	—	241	241
Bank owned life insurance	39,601	39,601	—	—	39,601
Financial liabilities:
Deposits	$1,342,830	$900,252	$—	$443,063	$1,343,315
Short-term borrowings	107,701	107,701	—	—	107,701
Other borrowings	140,581	—	—	141,427	141,427
Advances by borrowers for taxes and insurance	6,700	6,700	—	—	6,700
Accrued interest payable	1,384	1,384	—	—	1,384

11.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six month periods ended March 31, 2020 and 2019 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at December 31, 2019	$(1,527)	$616	$(441)	$(1,352)
Other comprehensive income (loss) before reclassifications	—	4,497	(2,031)	2,466
Amounts reclassified from accumulated other comprehensive income (loss)	—	(126)	8	(118)
Period change	—	4,371	(2,023)	2,348
Balance at March 31, 2020	$(1,527)	$4,987	$(2,464)	$996
Balance at December 31, 2018	$(477)	$(7,377)	$1,192	$(6,662)
Other comprehensive income (loss) before reclassifications	—	3,844	(265)	3,579
Amounts reclassified from accumulated other comprehensive income (loss)	—	(31)	(215)	(246)
Period change	—	3,813	(480)	3,333
Balance at March 31, 2019	$(477)	$(3,564)	$712	$(3,329)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)
Other comprehensive income (loss) before reclassifications	—	4,481	(1,858)	2,623
Amounts reclassified from accumulated other comprehensive income (loss)	—	(301)	(46)	(347)
Period change	—	4,180	(1,904)	2,276
Balance at March 31, 2020	$(1,527)	$4,987	$(2,464)	$996
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	$(9,910)
Other comprehensive income (loss) before reclassifications	—	7,835	(838)	6,997
Amounts reclassified from accumulated other comprehensive income (loss)	—	(34)	(386)	(420)
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	—	4	—	4
Period change	—	7,805	(1,224)	6,581
Balance at March 31, 2019	$(477)	$(3,564)	$712	$(3,329)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six month periods ended March 31, 2020 and 2019 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2020	2019
Securities available for sale
Net securities gains reclassified into earnings	$160	$39	Gain on sale of investment securities available for sale, net
Related income tax expense	(34)	(8)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	126	31
Derivatives and hedging activities:
Interest expense, effective portion	(10)	271	Short-term borrowings interest expense
Related income tax expense	2	(56)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(8)	215
Total reclassification for the period	$118	$246

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2020	2019
Securities available for sale:
Net securities gains reclassified into earnings	$381	$43	Gain on sale of investment securities available for sale, net
Related income tax expense	(80)	(9)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	301	34	Net of tax
Derivative and hedging activities:
Interest expense, effective portion	58	488	Short-term borrowings interest expense
Related income tax expense	(12)	(102)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	46	386
Total reclassification for the period	$347	$420

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2020 and September 30, 2019 (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of March 31, 2020			As of September 30, 2019
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

FHLB Advances	$25,000	Other Assets	$36	$50,000	Other Assets	$303
Commercial Loans	22,578	Other Assets	1,361	-	Other Assets	-
Total	$47,578		$1,397	$50,000		$303

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of March 31, 2020			As of September 30, 2019
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

FHLB Advances	$160,000	Other Liabilities	$1,119	$35,000	Other Liabilities	$513
Brokered Deposits	75,000	Other Liabilities	2,035	50,000	Other Liabilities	498
Commercial Loans	31,777	Other Liabilities	1,361	-	Other Liabilities	-
Total	$266,777		$4,515	$85,000		$1,011

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of March 31, 2020, the Company had twenty one interest rate swaps with a notional principal amount of $314.4 million associated with the Company’s cash outflows associated with various FHLB advances, brokered certificates and commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended March 31, 2020 and 2019.

Amounts reported in accumulated other comprehensive income ( loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended March 31, 2020 and 2019, the Company had $10,000 of losses and $271,000 of gains reclassified to interest expense. During the six months ended March 31, 2020 and 2019, the Company had $58,000 and $488,000 of gains reclassified to interest expense. During the next twelve months, the Company estimates that $1.7 million will be reclassified as a decrease in interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three and six month periods ended March 31, 2020 and 2019 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Interest Rate Products	$(2,545)	$(609)	Interest expense	$(10)	$271
Total	$(2,545)	$(609)		$(10)	$271
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion) Six Months Ended March 31,
	2020	2019		2020	2019
Interest Rate Products	$(2,410)	$(1,550)	Interest expense	$58	$488
Total	$(2,410)	$(1,550)		$58	$488

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

As of March 31, 2020, the Company had derivatives in a net liability position and was required to post $4.5 million in collateral against its obligations under these agreements.  As of September 30, 2019, the Company was required to post $710,000 in collateral against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2020 and September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the Court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  Plaintiffs have moved to certify a class, Defendants have opposed that motion, and the Court is scheduled to hold a class certification hearing on May 15, 2020.  The Bank will continue to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

14.	Revenue Recognition

Effective October 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers- Topic 606 and all subsequent ASC’s that modified ASC 606. The Company elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts as of the date of adoption.

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

(in thousands)		March 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,829
Total Lease Right-Of-Use Assets		$6,829

(in thousands)		March 31, 2020
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,870
Total Lease Liabilities		$6,870

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

March 31, 2020
Weighted average remaining lease term
Operating leases	14.1 years
Weighted average discount rate
Operating leases	2.38%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended March 31, 2020
Operating lease cost	$254
Variable lease cost	63
Net lease cost	$317

Lease Costs (in thousands)	Six Months Ended March 31,2020
Operating lease cost	$508
Variable lease cost	122
Net lease cost	$630

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

(in thousands)	Operating leases
Twelves months Ended:
March 31, 2021	$1,143
March 31, 2022	801
March 31, 2023	708
March 31, 2024	685
March 31, 2025	501
Therafter	4,642
Total future minimum lease payments	8,480
Amounts representing interest	(1,610)
Present Value of Net Future Minimum Lease Payments	$6,870

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Further, the COVID-19 pandemic has caused local and national economic disruption and has had an impact on the Company’s operations and financial results. Given its ongoing and dynamic nature, it is difficult to predict what effects the pandemic will have on our business and results of operations in the future. The pandemic and related local and national economic disruption may, among other effects, result in a decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; branch closures, work stoppages and unavailability of personnel; and increased cybersecurity risks, as employees increasingly work remotely.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2020 and September 30, 2019

Total Assets. Total assets increased by $155.7 million, or 8.66%, to $1.96 billion at March 31, 2020 from $1.80 billion at September 30, 2019 due primarily to increases in cash and due from banks, interest bearing deposits with other institutions and loans receivable partially offset by declines in investment securities available for sale. At the onset of the Pandemic slowdown, the Company moved quickly to build its liquidity as an offset to the economic uncertainty caused by the slowdown.  The Company built a laddered maturity of, primarily FHLB borrowings, at attractive interest rates to support that liquidity.  The Company will continue to maintain a strong liquidity position against the changing economic forecasts through daily monitoring.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $121.3 million, or 231.1%, to $173.5 million at March 31, 2020 from $52.2 million at September 30, 2019 as a result of pandemic-oriented balance sheet adjustments made to mitigate related risks.

Net Loans. Net loans increased $29.5 million, or 2.2%, to $1.36 billion at March 31, 2020 from $1.33 billion at September 30, 2019. During this period, residential loans increased $3.0 million to $600.5 million, construction loans increased $5.0 million to $10.6 million, commercial real estate loans increased $28.0 million to $508.7 million, commercial loans increased $15.1 million to $70.6 million, obligations of states and political subdivisions increased $4.4 million to $76.2 million, home equity loans and lines of credit decreased $1.3 million to $43.8 million, auto loans decreased $23.5 million to $58.5 million, and other loans decreased $509,000 to $2.4 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $7.0 million, or 2.2%, to $306.4 million at March 31, 2020 from $313.4 million at September 30, 2019.

Deposits. Deposits decreased $15.2 million, or 1.13%, to $1.33 billion at March 31, 2020 from $1.34 billion at September 30, 2019 due primarily to a decrease interest bearing demand accounts and money markets accounts offset by increases in certificate of deposits, non-interest bearing demand accounts and savings and club accounts. Decreases in interest bearing demand accounts of $29.5 million and money market accounts of $17.6 million were offset in part by increases in certificates of deposit of $19.8 million and savings and club accounts of $6.8 million. The overall increase in certificates of deposit, reflected an increase in retail certificates of $1.2 million and an increase in brokered certificates of deposit of $18.7 million to $177.2 million.

Borrowed Funds. Borrowed funds increased by $152.4 million, or 61.4%, to $400.7 million at March 31, 2020, from $248.3 million at September 30, 2019. The increase in borrowed funds was due to an increase in short term borrowings of $131.2 million and an increase in other borrowings of $21.2 million. All borrowings at March 31, 2020 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and were a result of pandemic-oriented balance sheet adjustments made to mitigate related risks.

Stockholders’ Equity. Stockholders’ equity increased by $4.2 million, or 2.2%, to $193.7 million at March 31, 2020 from $189.5 million at September 30, 2019. The increase in stockholders’ equity was primarily due to net income of $6.8 million, which was partially offset by an increase in treasury stock due to the repurchase by the Company of 248,664 shares of its common stock at an aggregate cost of $3.6 million under a previously disclosed stock repurchase plan and regular cash dividends of $0.11 per share, which reduced stockholders equity by $2.3 million.

Average Balance Sheets for the Three and Six Months Ended March 31, 2020 and 2019

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,358,627	$14,005	4.18%	$1,343,464	$14,042	4.24%
Investment Securities
Taxable(2)	67,435	626	3.76%	71,248	702	4.00%
Exempt from federal income tax(2)(3)	9,700	48	2.54%	19,033	94	2.54%
Total investment securities	77,135	674	3.61%	90,281	796	3.69%
Mortgage-backed securities	229,300	1,319	2.33%	279,370	1,828	2.65%
Federal Home Loan Bank stock	11,749	219	7.56%	14,680	307	8.48%
Other	44,461	127	1.15%	25,072	155	2.51%
Total interest-earning assets	1,721,272	16,344	3.85%	1,752,867	17,128	3.97%
Allowance for loan losses	(12,830)			(12,355)
Noninterest-earning assets	118,028			109,611
Total assets	$1,826,470			$1,850,123
Interest-bearing liabilities:
NOW accounts	$189,746	$163	0.35%	$190,855	$170	0.36%
Money market accounts	348,479	911	1.06%	324,930	976	1.22%
Savings and club accounts	138,675	20	0.06%	132,625	17	0.05%
Certificates of deposit	480,988	2,135	1.80%	499,734	2,392	1.94%
Borrowed funds	262,846	1,383	2.13%	336,235	1,841	2.22%
Total interest-bearing liabilities	1,420,734	4,612	1.32%	1,484,379	5,396	1.47%
Non-interest-bearing NOW accounts	181,780			160,029
Non-interest-bearing liabilities	29,821			20,355
Total liabilities	1,632,335			1,664,763
Equity	194,135			185,360
Total liabilities and equity	$1,826,470			$1,850,123
Net interest income		$11,732			$11,732
Interest rate spread			2.53%			2.50%
Net interest-earning assets	$300,538			$268,488
Net interest margin(4)			2.76%			2.71%
Average interest-earning assets to average interest-bearing liabilities		121.15%			118.09%

	For the Six Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,350,538	$28,195	4.19%	$1,331,758	$27,949	4.21%
Investment Securities
Taxable(2)	67,368	1,252	3.73%	69,719	1,378	3.96%
Exempt from federal income tax(2)(3)	9,687	96	2.52%	22,205	230	2.63%
Total investment securities	77,055	1,348	3.57%	91,924	1,608	3.64%
Mortgage-backed securities	232,216	2,650	2.29%	278,897	3,634	2.61%
Federal Home Loan Bank stock	11,426	428	7.51%	14,072	529	7.54%
Other	37,027	236	1.28%	24,722	277	2.25%
Total interest-earning assets	1,708,262	32,857	3.86%	1,741,373	33,997	3.92%
Allowance for loan losses	(12,748)			(12,110)
Noninterest-earning assets	111,822			112,109
Total assets	$1,807,336			$1,841,372
Interest-bearing liabilities:
NOW accounts	$207,054	$392	0.38%	$199,945	$358	0.36%
Money market accounts	348,167	1,885	1.09%	320,184	1,798	1.13%
Savings and club accounts	137,423	38	0.06%	131,903	35	0.05%
Certificates of deposit	461,752	4,246	1.84%	506,133	4,752	1.88%
Borrowed funds	255,376	2,738	2.15%	321,669	3,437	2.14%
Total interest-bearing liabilities	1,409,772	9,299	1.32%	1,479,834	10,380	1.41%
Non-interest-bearing NOW accounts	180,056			159,011
Non-interest-bearing liabilities	24,812			19,263
Total liabilities	1,614,640			1,658,108
Equity	192,696			183,264
Total liabilities and equity	$1,807,336			$1,841,372
Net interest income		$23,558			$23,617
Interest rate spread			2.54%			2.51%
Net interest-earning assets	$298,490			$261,539
Net interest margin(4)			2.77%			2.72%
Average interest-earning assets to average interest-bearing liabilities		121.17%			117.67%

_____________________

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and six months ended March 31, 2020 and 2019.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

Net Income. Net income increased $548,000, or 19.2%, to $3.4 million for the three months ended March 31, 2020 compared to net income of $2.9 million for the comparable period in 2019. The increase was primarily due to a decrease in the provision for loan losses and an increase in non-interest income partially offset by increases in non-interest expense and the income tax provision.

Net Interest Income. Net interest income was unchanged at $11.7 million for the three months ended March 31, 2020 and 2019.

Interest Income. Interest income decreased $784,000, or 4.6%, to $16.4 million for the three months ended March 31, 2020 from $17.1 million for the comparable 2019 period. The decrease resulted  from a decrease in the average balance of interest earnings assets of $31.6 million and a decrease in the yield on interest earning assets from the comparable 2019 period. The average balance of loans increased $15.2 million between the two periods. In addition, between the two periods, the average balance of investment securities decreased $13.1 million, mortgage-backed securities decreased $50.1 million, FHLB stock decreased $2.9 million and other interest earning assets increased $19.4 million.

Interest Expense. Interest expense decreased $784,000, or 14.5%, to $4.6 million for the three months ended March 31, 2020 from $5.4 million for the comparable 2019 period. The decrease resulted from a decrease in the cost of interest bearing liabilities of sixteen basis point from 1.47% to 1.32% and a decrease in the average balance of interest bearing liabilities of $63.6 million between the two periods. The interest expense decrease of $784,000 for the three months ended March 31, 2020 was due primarily to an decrease in certificates of deposit expense of $257,000 and borrowed funds of $458,000.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $500,000 for the three month period ended March 31, 2020 compared to $600,000 for the three month period ended March 31, 2019. The allowance for loan losses was $13.2 million, or 0.96% of loans outstanding at March 31, 2020, compared to $12.6 million, or 0.94% of loans outstanding, at September 30, 2019. As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Non-interest income increased $637,000, or 30.8%, to $2.7 million for the three months ended March 31, 2020 from $2.1 million at March 31, 2019. Increases in service changes and fees on loans of $424,000, trust and investment fees of $194,000 and gain on sale of investment securities available for sale, net, of $121,000 were partially offset by declines in other income of $241,000 and service fees on deposit accounts of $36,000.

Non-interest Expense. Non-interest expense increased $113,000, or 1.2%, to $9.8 million for the three months ended March 31, 2020 from $9.7 million for the comparable period in 2019. Increases in compensation and employee benefits, FDIC premiums, foreclosed real estate, other and data processing were partially offset by decreases in occupancy and equipment, professional fees, advertising, and intangible expenses.

Income Taxes. Income tax expense increased $76,000 to $706,000 for the three months ended March 31, 2020 from $630,000 for the comparable 2019 period. The effective tax rate for the three months ended March 31, 2020 was 17.2% compared to 18.1% for the 2019 period.

Comparison of Operating Results for the Six Months Ended March 31, 2020 and March 31, 2019

Net Income. Net income increased $949,000, or 16.2%, to $6.8 million for the six months ended March 31, 2020 compared to net income of $5.9 million for the comparable period in 2019. The increase was primarily due to a decrease in the provision for loan losses and an increase in non-interest income partially offset by increases in non-interest expense and the income tax provision.

Net Interest Income. Net interest income decreased $59,000, or 0.5%, to $11.8 million for the six months ended March 31, 2020 from $11.9 million for the comparable period in 2019.

Interest Income. Interest income decreased $1.1 million, or 3.4%, to $32.9 million for the six months ended March 31, 2020 from $34.0 million for the comparable 2019 period. The decrease resulted primarily from a decrease in the average balance of interest earnings assets of $33.1 million from the comparable 2019 period and a decline of six basis points in earnings on interest bearing assets from 3.92% in 2019 to 3.86% in 2020. The average balance of loans increased $18.8 million between the two periods. In addition, between the two periods, the average balance of investment securities decreased $14.9 million, mortgage-backed securities decreased $46.7 million, FHLB stock decreased $2.6 million and other interest earning assets increased $12.3 million.

Interest Expense. Interest expense decreased $1.1 million or 10.4%, to $9.3 million for the six months ended March 31, 2020 from $10.4 million for the comparable 2019 period. The decrease resulted from a decrease in the cost of interest bearing liabilities of nine basis points from 1.41% to 1.32% and a decrease in the average balance of interest bearing liabilities of $70.1 million between the two periods. The interest expense decrease of $1.1 million for the six months ended March 31, 2020 was due primarily to an decrease in certificates of deposit expense of $506,000 and borrowed funds of $699,000.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $875,000 for the six month period ended March 31, 2020 compared to $1.5 million for the six month period ended March 31, 2019. The allowance for loan losses was $13.2 million, or 0.96% of loans outstanding at March 31, 2020, compared to $12.6 million, or 0.94% of loans outstanding, at September 30, 2019. As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Non-interest income increased $937,000, or 22.3%, to $5.1 million for the six months ended March 31, 2020 from $4.2 million at March 31, 2019. Increases in service changes and fees on loans of $627,000, trust and investment fees of $273,000 and gain on sale of investment securities available for sale, net, of $338,000 were partially offset by declines in other income of $440,000 and service fees on deposit accounts of $42,000.

Non-interest Expense. Non-interest expense increased $224,000, or 1.2%, to $19.6 million for the six months ended March 31, 2020 from $19.4 million for the comparable period in 2019. Increases in compensation and employee benefits and data processing and a decrease in gain on foreclosed real estate were partially offset by decreases in professional fees, advertising, FDIC premiums and other expenses.

Income Taxes. Income tax expense increased $306,000 to $1.4 million for the six months ended March 31, 2020 from $1.1 million for the comparable 2019 period. The effective tax rate for the six months ended March 31, 2020 was 17.1% compared to 15.8% for the 2019 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	March 31, 2020	September 30, 2019
Non-performing assets:
Non-accruing loans	$9,732	$9,007
Non-accruing purchased credit impaired loans	903	1,056
Total non-performing loans	10,635	10,063
Foreclosed real estate	408	240
Other repossessed assets	-	9
Total non-performing assets	$11,043	$10,312
Ratio of non-performing loans to total loans	0.78%	0.75%
Ratio of non-performing loans to total assets	0.54%	0.56%
Ratio of non-performing assets to total assets	0.56%	0.57%
Ratio of allowance for loan losses to total loans	0.96%	0.94%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $732,000 from September 30, 2019 to March 31, 2020. The number of nonperforming residential loans was 52 at March 31, 2020 compared to 52 at September 30, 2019. The $10.6 million of non-accruing loans at March 31, 2020 included 52 residential loans with an aggregate outstanding balance of $4.4 million, 31 commercial and commercial real estate loans with aggregate outstanding balances of $5.5 million and 74 consumer loans with aggregate balances of $764,000. Within the residential loan balance were $2.5 million of loans less than 90 days past due. In the quarter ended March 31, 2020, the Company identified 20 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $168,000 to $408,000 at March 31, 2020. Foreclosed real estate consists of 10 residential properties and one commercial property.

At March 31, 2020, the principal balance of troubled debt restructures (“TDRs”) was $3.2 million compared to $3.1 million at September 30, 2019. Of the $3.2 million of troubled debt restructures at March 31, 2020, $75,000 are performing loans and $3.1 million are non-accrual loans.

As of March 31, 2020, TDRs were comprised of 18 residential loans totaling $2.5 million, two commercial and commercial real estate loans totaling $602,000 and eight consumer (home equity loans, home equity lines and credit, indirect auto and other loans totaling $106,000.

For the three month period ended March 31, 2020, no loans were removed from non-performing TDR status. For the six month period ended March 31, 2020, two loans were removed from non-performing TDR status.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2020, $173.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of March 31, 2020, we had $400.7 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $686.3 million.

At March 31, 2020, we had $260.0 million in loan commitments outstanding, which included, in part, $95.8 million in undisbursed construction loans and land development loans, $41.0 million in unused home equity lines of credit, $83.2 million in commercial lines of credit and commitments to originate commercial loans, $8.7 million in performance standby letters of credit and $31.3 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2020 totaled $334.7 million, or 72.4% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2021. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $10.4 million and $7.9 million for the six months ended March 31, 2020 and 2019, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $25.4 million and $1.6 million for the six months ended March 31, 2020 and 2019, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for), of $136.3 million and $8.7 million for the six months ended March 31, 2020 and 2019, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2020 or 2019.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2020 or 2019.

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

          The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the Court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  Plaintiffs have moved to certify a class, Defendants have opposed that motion, and the Court is scheduled to hold a class certification hearing on May 15, 2020.  The Bank will continue to vigorously defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2019, filed on December 16, 2019, other than disclosed below.

The Economic Impact of the COVID-19 Outbreak Has Adversely Affected, and is Likely to Continue to Adversely Affect, Our Business and Results of Operations

In December 2019, a novel coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic.  On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including New York, have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, more than 30 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  In particular, the spread of the coronavirus has caused the Company to modify business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and may take further actions required by government authorities or that the Company determines are in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business.  The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate or a cancellation of our quarterly cash dividend;
•	cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on our operations.

Moreover, the Company’s future success and profitability substantially depends on its executive officers and directors, many of whom have held positions with the Company for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm the Company’s ability to execute its business strategy. The Company may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. Any one or a combination of the factors identified above could negatively impact the Company’s business, financial condition and results of operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
January 31, 2020	—	$—	—	354,600
February 29, 2020	2,000	$16.48	2,000	352,600
March 31, 2020	182,564	$13.91	182,564	170,036
Total	184,564	$13.94	184,564	170,036

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

ESSA BANCORP, INC.

Date: May 11, 2020	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 11, 2020	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer