Form 10-Q
period 2020-06-30
ESSA Bancorp, Inc.
filed 2020-08-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 10,950,575 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	September 30,
	2020	2019
	(dollars in thousands)
ASSETS
Cash and due from banks	$159,983	$48,426
Interest-bearing deposits with other institutions	10,861	3,816
Total cash and cash equivalents	170,844	52,242
Investment securities available for sale, at fair value	295,228	313,393
Loans receivable (net of allowance for loan losses of $14,330 and $12,630)	1,423,132	1,328,653
Regulatory stock, at cost	18,581	11,579
Premises and equipment, net	14,286	14,335
Bank-owned life insurance	40,310	39,601
Foreclosed real estate	412	240
Intangible assets, net	858	1,066
Goodwill	13,801	13,801
Deferred income taxes	4,782	5,122
Other assets	26,883	19,395
TOTAL ASSETS	$2,009,117	$1,799,427
LIABILITIES
Deposits	$1,484,835	$1,342,830
Short-term borrowings	138,713	107,701
Other borrowings	150,827	140,581
Advances by borrowers for taxes and insurance	15,242	6,700
Other liabilities	25,815	12,107
TOTAL LIABILITIES	1,815,432	1,609,919
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,960,357 and 11,321,417 outstanding at June 30, 2020 and September 30, 2019, respectively)	181	181
Additional paid in capital	181,366	181,161
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(7,463)	(7,803)
Retained earnings	109,912	102,465
Treasury stock, at cost; 7,172,738 and 6,811,678 shares outstanding at June 30, 2020 and September 30, 2019, respectively	(90,396)	(85,216)
Accumulated other comprehensive income (loss)	85	(1,280)
TOTAL STOCKHOLDERS’ EQUITY	193,685	189,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,009,117	$1,799,427

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$13,763	$14,297	$41,958	$42,246
Investment securities:
Taxable	1,768	2,258	5,670	7,270
Exempt from federal income tax	45	57	141	287
Other investment income	277	388	941	1,194
Total interest income	15,853	17,000	48,710	50,997
INTEREST EXPENSE
Deposits	2,211	3,770	8,772	10,713
Short-term borrowings	588	673	1,582	2,922
Other borrowings	854	842	2,598	2,030
Total interest expense	3,653	5,285	12,952	15,665
NET INTEREST INCOME	12,200	11,715	35,758	35,332
Provision for loan losses	1,300	400	2,175	1,876
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,900	11,315	33,583	33,456
NONINTEREST INCOME
Service fees on deposit accounts	558	834	2,163	2,481
Services charges and fees on loans	325	288	985	894
Loan swap fees	627	—	1,200	—
Realized and unrealized gain (loss) on equity securities	2	2	(3)	3
Trust and investment fees	298	260	1,045	734
Gain on sale of investment securities available for sale, net	—	1	381	44
Gain on sale of loans, net	647	—	791	—
Earnings on Bank-owned life insurance	233	242	709	726
Insurance commissions	195	217	641	612
Other	(2)	18	102	562
Total noninterest income	2,883	1,862	8,014	6,056
NONINTEREST EXPENSE
Compensation and employee benefits	5,714	5,878	18,029	18,037
Occupancy and equipment	1,033	1,024	3,169	3,162
Professional fees	457	434	1,449	1,604
Data processing	1,113	925	3,215	2,758
Advertising	114	140	348	499
Federal Deposit Insurance Corporation (FDIC) premiums	154	238	492	607
(Gain) loss on foreclosed real estate	(5)	35	61	(69)
Amortization of intangible assets	68	74	208	235
Other	482	770	1,746	2,048
Total noninterest expense	9,130	9,518	28,717	28,881
Income before income taxes	4,653	3,659	12,880	10,631
Income taxes	876	612	2,286	1,716
NET INCOME	$3,777	$3,047	$10,594	$8,915
Earnings per share
Basic	$0.37	$0.29	$1.02	$0.83
Diluted	$0.37	$0.29	$1.02	$0.83
Dividends per share	$0.11	$0.10	$0.33	$0.30

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net income	$3,777	$3,047	$10,594	$8,915
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding gain	1,091	4,089	6,763	14,011
Tax effect	(228)	(859)	(1,419)	(2,944)
Reclassification of gains recognized in net income	—	(1)	(381)	(44)
Tax effect	—	—	80	9
Net of tax amount	863	3,229	5,043	11,032
Derivative and hedging activities adjustments:
Changes in unrealized holding losses on derivatives included in net income	(2,353)	(1,034)	(4,705)	(2,097)
Tax effect	494	217	988	440
Reclassification adjustment for losses (gains) on derivatives included in net income	108	(258)	50	(746)
Tax effect	(23)	55	(11)	157
Net of tax amount	(1,774)	(1,020)	(3,678)	(2,246)
Total other comprehensive (loss) income	(911)	2,209	1,365	8,786
Comprehensive income	$2,866	$5,256	$11,959	$17,701

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, March 31, 2019	11,408,935	$181	$180,857	$(8,029)	$97,821	$(83,864)	$(3,329)	$183,637
Net Income					3,047			3,047
Other comprehensive income							2,209	2,209
Cash dividends declared ($0.10 per share)					(1,062)			(1,062)
Stock based compensation			71					71
Allocation of ESOP stock			62	113				175
Balance, June 30, 2019	11,408,935	$181	$180,990	$(7,916)	$99,806	$(83,864)	$(1,120)	$188,077

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, March 31, 2020	11,105,887	$181	$181,218	$(7,576)	$107,265	$(88,418)	$996	$193,666
Net income					3,777			3,777
Other comprehensive loss							(911)	(911)
Cash dividends declared ($0.11 per share)					(1,130)			(1,130)
Stock based compensation			82					82
Allocation of ESOP stock			35	113				148
Allocation of forfeited incentive shares	(2,442)		31			(31)
Purchase of common stock	(143,088)					(1,947)		(1,947)
Balance, June 30, 2020	10,960,357	$181	$181,366	$(7,463)	$109,912	$(90,396)	$85	$193,685

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, September 30, 2018	11,782,718	$181	$180,765	$(8,255)	$94,112	$(77,707)	$(9,910)	$179,186
Net Income					8,915			8,915
Other comprehensive income							8,786	8,786
Cash dividends declared ($0.30 per share)					(3,217)			(3,217)
Stock based compensation			421					421
Allocation of ESOP stock			188	339				527
Allocation of treasury shares to incentive plan	31,601		(384)			384		—
Reclassification of equity investment securities					(4)		4	—
Purchase of common stock	(405,384)					(6,541)		(6,541)
Balance, June 30, 2019	11,408,935	$181	$180,990	$(7,916)	$99,806	$(83,864)	$(1,120)	$188,077

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, September 30, 2019	11,321,417	$181	$181,161	$(7,803)	$102,465	$(85,216)	$(1,280)	$189,508
Net income					10,594			10,594
Other comprehensive income							1,365	1,365
Cash dividends declared ($0.33 per share)					(3,437)			(3,437)
Change in accounting principal for adoption of ASU 2016-02					290			290
Stock based compensation			415					415
Allocation of ESOP stock			179	340				519
Allocation of treasury shares to incentive plan	30,692		(389)			385		(4)
Purchase of common stock	(391,752)					(5,565)		(5,565)
Balance, June 30, 2020	10,960,357	$181	$181,366	$(7,463)	$109,912	$(90,396)	$85	$193,685

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$10,594	$8,915
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,175	1,876
Provision for depreciation and amortization	809	825
Amortization and accretion of discounts and premiums, net	1,485	2,255
Net gain on sale of investment securities, available for sale	(381)	(44)
Realized and unrealized loss (gain) on equity securities	3	(3)
Gain on sale of loans, net	(791)	—
Origination of residential real estate loans for sale	(19,112)	—
Proceeds on sale of residential real estate loans	19,903	—
Compensation expense on ESOP	519	527
Amortization of right-of-use asset	660	—
Stock based compensation	415	421
Increase in accrued interest receivable	(763)	(137)
(Decrease) increase in accrued interest payable	(173)	578
Earnings on bank-owned life insurance	(709)	(726)
Deferred federal income taxes	(23)	911
Decrease in accrued pension liability	(443)	(358)
Loss (gain) on foreclosed real estate, net	61	(69)
Amortization of intangible assets	208	235
Other, net	2,678	1,621
Net cash provided by operating activities	17,115	16,827
INVESTING ACTIVITIES
Certificate of deposit maturities	—	250
Investment securities available for sale:
Proceeds from sale of investment securities	24,009	45,721
Proceeds from principal repayments and maturities	44,409	33,994
Purchases	(44,623)	(20,729)
Increase in loans receivable, net	(97,349)	(2,566)
Redemption of regulatory stock	8,166	14,201
Purchase of regulatory stock	(15,168)	(13,716)
Proceeds from sale of foreclosed real estate	111	1,020
Purchase of residential real estate loans	—	(22,298)
Purchase of premises, equipment and software	(871)	(551)
Net cash (used for) provided by investing activities	(81,316)	35,326
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	142,005	(7,812)
Net increase (decrease) in short-term borrowings	31,012	(58,476)
Proceeds from other borrowings	55,661	89,600
Repayment of other borrowings	(45,415)	(75,650)
Increase in advances by borrowers for taxes and insurance	8,542	7,102
Purchase of treasury shares	(5,565)	(6,541)
Dividends on common stock	(3,437)	(3,217)
Net cash provided by (used for) financing activities	182,803	(54,994)
Increase (decrease) in cash and cash equivalents	118,602	(2,841)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,242	43,539
CASH AND CASH EQUIVALENTS AT END OF YEAR	$170,844	$40,698
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$13,125	$15,087
Income taxes	8	—
Noncash items:
Transfers from loans to foreclosed real estate	344	315
Initial recognition of operating right-of-use asset	(7,272)	—
Initial recognition of operating lease liability	7,272	—
Unrealized holding gains	6,383	13,971

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.
2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(7,076,709)	(6,724,160)	(6,924,021)	(6,498,995)
Average unearned ESOP shares	(741,156)	(786,420)	(752,513)	(797,778)
Average unearned non-vested shares	(54,735)	(48,107)	(50,204)	(48,562)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,260,495	10,574,408	10,406,357	10,787,760
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	234	—	257
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,260,729	10,574,408	10,406,614	10,787,760

At June 30, 2020 there were 42,520  shares of nonvested stock outstanding at an average weighted price of $16.15 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At June 30, 2019 there were 39,718 shares of nonvested stock outstanding at an average weighted price of $16.01 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$102,317	$3,432	$(104)	$105,645
Freddie Mac	72,970	2,421	(3)	75,388
Governmental National Mortgage Association	19,477	538	(88)	19,927
Total mortgage-backed securities	194,764	6,391	(195)	200,960
Obligations of states and political subdivisions	21,145	761	—	21,906
U.S. government agency securities	7,991	86	—	8,077
Corporate obligations	49,299	650	(571)	49,378
Other debt securities	14,626	436	(155)	14,907
Total	$287,825	$8,324	$(921)	$295,228

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$126,672	$987	$(554)	$127,105
Freddie Mac	80,639	453	(331)	80,761
Governmental National Mortgage Association	18,590	182	(198)	18,574
Total mortgage-backed securities	225,901	1,622	(1,083)	226,440
Obligations of states and political subdivisions	19,860	356	(4)	20,212
U.S. government agency securities	6,454	234	—	6,688
Corporate obligations	43,121	594	(581)	43,134
Other debt securities	17,036	84	(201)	16,919
Total	$312,372	$2,890	$(1,869)	$313,393

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended June 30, 2020 and 2019.

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net gains recognized during the period on equity securities	$2	$2
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$2	$2
(in thousands)	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Net (losses) gains recognized during the period on equity securities	$(3)	$3
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(3)	$3

The amortized cost and fair value of debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,045	$2,045
Due after one year through five years	23,428	23,833
Due after five years through ten years	83,329	85,008
Due after ten years	179,023	184,342
Total	$287,825	$295,228

For the three months ended June 30, 2020, the Company realized no gross gains or gross losses on proceeds from the sale of investment securities. For the nine months ended June 30, 2020, the Company realized gross gains of $420,000 and gross losses of $39,000 on proceeds from the sale of investment securities of $24.0 million. For the three months ended June 30, 2019, the Company realized gross gains of $93,000 and gross losses of $92,000 on proceeds from the sale on investment securities of $15.3 million. For the nine months ended June 30, 2019, the Company realized gross gains of $268,000 and gross losses of $224,000 on proceeds from the sale on investment securities of $45.7 million.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2020
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	10	$2,470	$(31)	$6,406	$(73)	$8,876	$(104)
Freddie Mac	1	348	(3)	—	—	348	(3)
Governmental National Mortgage Association	6	3,981	(55)	3,606	(33)	7,587	(88)
Corporate obligations	21	12,651	(151)	7,594	(420)	20,245	(571)
Other debt securities	10	—	—	3,985	(155)	3,985	(155)
Total	48	$19,450	$(240)	$21,591	$(681)	$41,041	$(921)

	September 30, 2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	48	$5,568	$(6)	$45,867	$(548)	$51,435	$(554)
Freddie Mac	32	765	—	29,661	(331)	30,426	(331)
Governmental National Mortgage Association	12	345	(1)	8,242	(197)	8,587	(198)
Obligations of states and political subdivisions	2	2,159	(4)	—	—	2,159	(4)
Corporate obligations	13	2,063	(5)	12,015	(576)	14,078	(581)
Other debt securities	14	3,493	(16)	6,132	(185)	9,625	(201)
Total	121	$14,393	$(32)	$101,917	$(1,837)	$116,310	$(1,869)

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

The Company reviews its position quarterly and has asserted that at June 30, 2020, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.
6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2020	September 30, 2019
Real estate loans:
Residential	$605,307	$597,514
Construction	10,305	5,672
Commercial	508,056	480,647
Commercial	142,489	55,559
Obligations of states and political subdivisions	77,792	71,828
Home equity loans and lines of credit	42,159	45,156
Auto loans	48,920	81,983
Other	2,434	2,924
	1,437,462	1,341,283
Less allowance for loan losses	14,330	12,630
Net loans	$1,423,132	$1,328,653

Included in Commercial loans in the above table are 637 loans totaling $75.6 million originated by the Company under the Payroll Protection Program during the quarter ended June 30, 2020.  These loans are guaranteed by the Small Business Administration and mature in two years.

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2020	September 30, 2019
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$1,198	$1,392
Carrying amount	$1,112	$1,299

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
June 30, 2020
Real estate loans:
Residential	$605,307	$3,951	$—	$601,356
Construction	10,305	—	—	10,305
Commercial	508,056	11,479	1,112	495,465
Commercial	142,489	2,480	—	140,009
Obligations of states and political subdivisions	77,792	—	—	77,792
Home equity loans and lines of credit	42,159	271	—	41,888
Auto loans	48,920	139	—	48,781
Other	2,434	13	—	2,421
Total	$1,437,462	$18,333	$1,112	$1,418,017

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2019
Real estate loans:
Residential	$597,514	$4,281	$—	$593,233
Construction	5,672	—	—	5,672
Commercial	480,647	2,633	1,299	476,715
Commercial	55,559	448	—	55,111
Obligations of states and political sub divisions	71,828	—	—	71,828
Home equity loans and lines of credit	45,156	400	—	44,756
Auto loans	81,983	583	—	81,400
Other	2,924	31	—	2,893
Total	$1,341,283	$8,376	$1,299	$1,331,608

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2020
With no specific allowance recorded:
Real estate loans
Residential	$3,563	$4,691	$—
Construction	—	—	—
Commercial	11,257	12,676	—
Commercial	2,312	2,388	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	252	347	—
Auto loans	46	120	—
Other	13	53	—
Total	17,443	20,275	—
With an allowance recorded:
Real estate loans
Residential	388	423	28
Construction	—	—	—
Commercial	222	910	40
Commercial	168	168	82
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	19	40	—
Auto loans	93	99	42
Other	—	—	—
Total	890	1,640	192
Total:
Real estate loans
Residential	3,951	5,114	28
Construction	—	—	—
Commercial	11,479	13,586	40
Commercial	2,480	2,556	82
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	271	387	—
Auto loans	139	219	42
Other	13	53	—
Total Impaired Loans	$18,333	$21,915	$192

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2019
With no specific allowance recorded:
Real Estate Loans
Residential	$3,935	$5,309	$—
Construction	—	—	—
Commercial	2,385	4,269	—
Commercial	354	475	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	400	465	—
Auto Loans	161	248	—
Other	15	22	—
Total	7,250	10,788	—
With an allowance recorded:
Real Estate Loans
Residential	346	398	36
Construction	—	—	—
Commercial	248	294	56
Commercial	94	223	6
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	422	426	144
Other	16	17	6
Total	1,126	1,358	248
Total:
Real Estate Loans
Residential	4,281	5,707	36
Construction	—	—	—
Commercial	2,633	4,563	56
Commercial	448	698	6
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	400	465	—
Auto Loans	583	674	144
Other	31	39	6
Total Impaired Loans	$8,376	$12,146	$248

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended June 30,
	2020	2019	2020	2019
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,602	$3,451	$1	$1
Construction	—	—	—	—
Commercial	5,108	3,856	—	—
Commercial	2,323	460	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	244	231	—	—
Auto loans	74	130	—	1
Other	13	5	—	—
Total	11,364	8,133	1	2
With an allowance recorded:
Real estate loans
Residential	361	574	—	—
Construction	—	—	—	—
Commercial	182	291	—	—
Commercial	168	823	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	6	10	—	—
Auto loans	85	202	—	—
Other	—	—	—	—
Total	802	1,900	—	—
Total:
Real estate loans
Residential	3,963	4,025	1	1
Construction	—	—	—	—
Commercial	5,290	4,147	—	—
Commercial	2,491	1,283	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	250	241	—	—
Auto loans	159	332	—	1
Other	13	5	—	—
Total Impaired Loans	$12,166	$10,033	$1	$2

	For the Nine Months Ended June 30,
	2020	2019	2020	2019
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$3,800	$3,728	$2	$4
Construction	—	—	—	—
Commercial	3,203	3,425	1	54
Commercial	1,260	250	4	1
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	253	204	—	—
Auto loans	130	101	1	2
Other	14	13	—	—
Total	8,660	7,721	8	61
With an allowance recorded:
Real estate loans
Residential	304	846	—	—
Construction	—	—	—	—
Commercial	239	126	—	—
Commercial	97	285	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	2	19	—	—
Auto loans	128	219	—	—
Other	8	—	—	—
Total	778	1,495	—	—
Total:
Real estate loans
Residential	4,104	4,574	2	4
Construction	—	—	—	—
Commercial	3,442	3,551	1	54
Commercial	1,357	535	4	1
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	255	223	—	—
Auto loans	258	320	1	2
Other	22	13	—	—
Total Impaired Loans	$9,438	$9,216	$8	$61

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at June 30, 2020 and September 30, 2019 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
June 30, 2020
Commercial real estate loans	$487,303	$6,683	$14,070	$—	$508,056
Commercial	139,855	—	2,634	—	142,489
Obligations of states and political subdivisions	77,792	—	—	—	77,792
Total	$704,950	$6,683	$16,704	$—	$728,337

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2019
Commercial real estate loans	$461,701	$7,492	$11,454	$—	$480,647
Commercial	52,486	—	3,073	—	55,559
Obligations of states and political subdivisions	71,828	—	—	—	71,828
Total	$586,015	$7,492	$14,527	$—	$608,034

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2020 and September 30, 2019 (in thousands):

	Performing	Non- performing	Total
June 30, 2020
Real estate loans:
Residential	$600,891	$4,416	$605,307
Construction	10,305	—	10,305
Home equity loans and lines of credit	41,806	353	42,159
Auto loans	48,753	167	48,920
Other	2,421	13	2,434
Total	$704,176	$4,949	$709,125

	Performing	Non- performing	Total
September 30, 2019
Real estate loans:
Residential	$592,907	$4,607	$597,514
Construction	5,672	—	5,672
Home equity loans and lines of credit	44,534	622	45,156
Auto loans	81,317	666	81,983
Other	2,883	41	2,924
Total	$727,313	$5,936	$733,249

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2020 and September 30, 2019 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
June 30, 2020
Real estate loans:
Residential	$598,797	$1,259	$835	$—	$4,416	$6,510	$—	$—	$605,307
Construction	10,305	—	—	—	—	—	—	—	10,305
Commercial	495,110	89	334	—	11,411	$11,834	236	876	508,056
Commercial	139,495	31	130	—	2,833	$2,994	—	—	142,489
Obligations of states and political subdivisions	77,792	—	—	—	—	—	—	—	77,792
Home equity loans and lines of credit	41,625	68	113	—	353	534	—	—	42,159
Auto loans	48,048	687	18	—	167	872	—	—	48,920
Other	2,408	—	13	—	13	26	—	—	2,434
Total	$1,413,580	$2,134	$1,443	$—	$19,193	$22,770	$236	$876	$1,437,462

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2019
Real estate loans:
Residential	$590,457	$2,187	$263	$—	$4,607	$7,057	$—	$—	$597,514
Construction	5,672	—	—	—	—	—	—	—	5,672
Commercial	476,644	236	—	—	2,468	2,704	243	1,056	480,647
Commercial	54,899	20	37	—	603	660	—	—	55,559
Obligations of states and political subdivisions	71,828	—	—	—	—	—	—	—	71,828
Home equity loans and lines of credit	44,319	47	168	—	622	837	—	—	45,156
Auto loans	80,090	1,227	—	—	666	1,893	—	—	81,983
Other	2,883	—	—	—	41	41	—	—	2,924
Total	$1,326,792	$3,717	$468	$—	$9,007	$13,192	$243	$1,056	$1,341,283

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. In addition, for the three and nine months ended June 30, 2020, consideration was given and a credit provision was recorded for loans granted short term payment relief.   The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2020 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and nine months ended June 30, 2020 and 2019 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at March 31, 2020	$4,330	$55	$4,563	$2,180	$359	$351	$1,104	$29	$208	$13,179
Charge-offs	(42)	—	(4)	—	—	(21)	(135)	(15)	—	(217)
Recoveries	1	—	17	—	—	1	49	0	—	68
Provision	78	48	2,294	(1,206)	185	5	(55)	10	(59)	1,300
ALL balance at June 30, 2020	$4,367	$103	$6,870	$974	$544	$336	$963	$24	$149	$14,330
ALL balance at March 31, 2019	$3,742	$59	$3,816	$1,865	$294	$295	$1,608	$27	$683	$12,389
Charge-offs	(49)	—	(114)	(5)	—	—	(229)	—	—	(397)
Recoveries	23	—	18	—	—	2	170	1	—	214
Provision	313	—	(96)	41	44	31	(21)	(1)	89	400
ALL balance at June 30, 2019	$4,029	$59	$3,624	$1,901	$338	$328	$1,528	$27	$772	$12,606

ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Charge-offs	(72)	—	(54)	—	—	(61)	(717)	(20)	—	(924)
Recoveries	7	—	77	1	—	4	358	2	—	449
Provision	189	50	3,041	(897)	201	64	(62)	14	(425)	2,175
ALL balance at June 30, 2020	$4,367	$103	$6,870	$974	$544	$336	$963	$24	$149	$14,330
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Charge-offs	(322)	—	(121)	(27)	—	(19)	(967)	(11)	—	(1,467)
Recoveries	32	—	30	—	—	5	439	3	—	509
Provision	714	24	257	466	15	46	197	12	145	1,876
ALL balance at June 30, 2019	$4,029	$59	$3,624	$1,901	$338	$328	$1,528	$27	$772	$12,606

During the three months ended June 30, 2020 the Company recorded provision expense for the residential real estate loans, commercial real estate loans, obligations of states and political subdivisions, construction loans, home equity loans and lines of credit and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Provision expense was also recorded for possible loan losses due to the economic slowdown caused by COVID-19 restrictions. Credit provisions were recorded for loan loss for the commercial loans and auto loan segments.

During the nine months ended June 30, 2020 the Company recorded provision expense for the residential real estate loans, commercial real estate loans, obligations of states and political subdivisions, construction loans, home equity loans and lines of credit and other loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Provision expense was also recorded for possible loan losses due to the economic slowdown caused by COVID-19 restrictions. Credit provisions were recorded for loan loss for the commercial loans and auto loan segments.

During the three months ended June 30, 2019 the Company recorded provision expense for the residential real estate, construction loans, commercial, obligations of states and political subdivisions and home equity loans and lines of credit, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the commercial real estate, auto and other loan segments.

During the nine months ended June 30, 2019 the Company recorded provision expense for the all loans segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments.

The Company is closely monitoring all customer credit positions, particularly loans requesting payment relief.  Such loans, as of June 30, 2020 amounted to approximately 12.4% of total loans outstanding, including $144.6 million in commercial real estate loans, $5.5 in commercial loans, $27.8 million in mortgage loans, $687,000 in auto loans.  As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2020 and September 30, 2019 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$28	$—	$40	$82	$—	$—	$42	$—	$—	$192
Collectively evaluated for impairment	4,339	103	6,830	892	544	336	921	24	149	14,138
ALL balance at June 30, 2020	$4,367	$103	$6,870	$974	$544	$336	$963	$24	$149	$14,330
Individually evaluated for impairment	$36	$—	$56	$6	$—	$—	$144	$6	$—	$248
Collectively evaluated for impairment	4,207	53	3,750	1,864	343	329	1,240	22	574	12,382
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630

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

         The following is a summary of troubled debt restructuring granted during the nine months ended June 30, 2020 and 2019 (dollars in thousands):

For the Nine Months Ended June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$534	$534
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$534	$534

	For the Nine Months Ended June 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$95	$95
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	2	159	159
Auto loans	1	21	21
Other	—	—	—
Total	5	$275	$275

There were no new troubled debt restructurings granted for the three months ended June 30, 2020 and 2019.

The one new troubled debt restructuring granted for the nine months ended June 30, 2020, totaled $534,000 and was granted an interest rate concession.

Of the five new troubled debt restructurings granted for the nine months ended June 30, 2019, one loan totaling $14,000 was granted terms concessions, one loan totaling $81,000 was granted an interest rate concession, and three loans totaling $180,000 were granted term and rate concessions.

For the three and nine months ended June 30, 2020 and 2019, no loans defaulted on a restructuring agreement within one year of modification.

As of June 30, 2020, approximately 222 of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $150.1 million. We have had similar request from approximately 169 mortgage customers and approximately 55 auto loan customers.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

At June 30, 2020, our non-performing assets were not yet materially impacted by the economic pressures of COVID-19, although there can be no assurance that our non-performing assets will not increase in the future. In addition, we will continue to closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and consumer clients.

.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2020	September 30, 2019
Non-interest bearing demand accounts	$235,783	$175,932
Interest bearing demand accounts	238,426	224,673
Money market accounts	351,463	364,635
Savings and club accounts	159,043	135,012
Certificates of deposit	500,120	442,578
Total	$1,484,835	$1,342,830

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and nine month periods ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Service Cost	$—	$—	$—	$—
Interest Cost	121	174	364	520
Expected return on plan assets	(268)	(293)	(807)	(878)
Amortization of unrecognized loss	—	—	—	—
Net periodic benefit cost	$(147)	$(119)	$(443)	$(358)

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

Restricted stock shares outstanding at June 30, 2020 vest over periods ranging from 3 to 39 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

 For the three months ended June 30, 2020 and 2019, the Company recorded $82,000 and $71,000 of share-based compensation expense, respectively, comprised of restricted stock expense.  For the nine months ended June 30, 2020 and 2019, the Company recorded $415,000 and $421,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at June 30, 2020 is $649,000 over the remaining vesting period of 3.25 years.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2020, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2019	34,963	$16.13
Granted	33,367	16.19
Vested	(8,819)	16.25
Forfeited	(2,442)	—
Nonvested at June 30, 2020	57,069	$16.17

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of June 30, 2020 and September 30, 2019 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	June 30, 2020
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$200,960	$—	$200,960
Obligations of states and political subdivisions	—	21,906	—	21,906
U.S. government agencies	—	8,077	—	8,077
Corporate obligations	—	42,591	6,787	49,378
Other debt securities	—	14,907	—	14,907
Total Debt Securities	$—	$288,441	$6,787	$295,228
Equity securities- financial services	23	—	—	23
Derivatives and hedging activities	—	2,232	—	2,232
Liabilities
Derivatives and hedging activities	—	7,609	—	7,609

	September 30, 2019
	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$226,440	$—	$226,440
Obligations of states and political subdivisions	—	20,212	—	20,212
U.S. government agencies	—	6,688	—	6,688
Corporate obligations	—	35,342	7,792	43,134
Other debt securities	—	16,919	—	16,919
Total debt securities	$—	$305,601	$7,792	$313,393
Equity securities-financial services	25	—	—	25
Derivatives and hedging activities	—	303	—	303
Liabilities:
Derivatives and hedging activities	—	1,011	—	1,011

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and nine month periods ended June 30, 2020 and 2019 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	June 30, 2020	June 30, 2019
Beginning balance	$7,821	$7,733
Purchases, sales, issuances, settlements, net	(1,000)	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income (loss)	(34)	89
Transfers in and/or out of Level III	—	—
	$6,787	$7,822

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine Months Ended
	June 30, 2020	June 30, 2019
Beginning balance	$7,792	$7,738
Purchases, sales, issuances, settlements, net	(1,000)	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive (loss) income	(5)	84
Transfers in and/or out of Level III	—	—
	$6,787	$7,822

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of June 30, 2020 and September 30, 2019 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	June 30, 2020
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$412	$412
Impaired loans	—	—	18,141	18,141

	September 30, 2019
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$240	$240
Impaired loans	—	—	8,128	8,128

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2020
Impaired loans	$18,141	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.6%)
Foreclosed real estate owned	412	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 46% (25.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2019
Impaired loans	$8,128	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.3%)
Foreclosed real estate owned	240	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (26.6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2020, 106 impaired loans with a carrying value of $18.3 million were reduced by specific valuation allowance totaling $192,000 resulting in a net fair value of $18.1 million based on Level 3 inputs. At September 30, 2019, 138 impaired loans with a carrying value of $8.4 million were reduced by a specific valuation totaling $248,000 resulting in a net fair value of $8.1 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the consolidated Balance Sheet at June 30, 2020 and September 30, 2019 by level within the fair value hierarchy:

	June 30, 2020
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$170,844	$170,844	$—	$—	$170,844
Loans receivable, net	1,423,132	—	—	1,424,064	1,424,064
Accrued interest receivable	6,988	6,988	—	—	6,988
Regulatory stock	18,581	18,581	—	—	18,581
Mortgage servicing rights	283	—	—	277	277
Bank owned life insurance	40,310	40,310	—	—	40,310
Financial liabilities:
Deposits	$1,484,835	$984,715	$—	$504,370	$1,489,085
Short-term borrowings	138,713	138,713	—	—	138,713
Other borrowings	150,827	—	—	157,779	157,779
Advances by borrowers for taxes and insurance	15,242	15,242	—	—	15,242
Accrued interest payable	1,211	1,211	—	—	1,211

	September 30, 2019
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$52,242	$52,242	$—	$—	$52,242
Loans receivable, net	1,328,653	—	—	1,313,231	1,313,231
Accrued interest receivable	6,225	6,225	—	—	6,225
Regulatory stock	11,579	11,579	—	—	11,579
Mortgage servicing rights	177	—	—	241	241
Bank owned life insurance	39,601	39,601	—	—	39,601
Financial liabilities:
Deposits	$1,342,830	$900,252	$—	$443,063	$1,343,315
Short-term borrowings	107,701	107,701	—	—	107,701
Other borrowings	140,581	—	—	141,427	141,427
Advances by borrowers for taxes and insurance	6,700	6,700	—	—	6,700
Accrued interest payable	1,384	1,384	—	—	1,384

11.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine month periods ended June 30, 2020 and 2019 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at March 31, 2020	$(1,527)	$4,987	$(2,464)	$996
Other comprehensive income (loss) before reclassifications	—	863	(1,859)	(996)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	85	85
Period change	—	863	(1,774)	(911)
Balance at June 30, 2020	$(1,527)	$5,850	$(4,238)	$85
Balance at March 31, 2019	$(477)	$(3,562)	$710	$(3,329)
Other comprehensive income (loss) before reclassifications	—	3,230	(817)	2,413
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	(203)	(204)
Period change	—	3,229	(1,020)	2,209
Balance at June 30, 2019	$(477)	$(333)	$(310)	$(1,120)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)
Other comprehensive income (loss) before reclassifications	—	5,344	(3,717)	1,627
Amounts reclassified from accumulated other comprehensive income (loss)	—	(301)	39	(262)
Period change	—	5,043	(3,678)	1,365
Balance at June 30, 2020	$(1,527)	$5,850	$(4,238)	$85
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	$(9,910)
Other comprehensive income (loss) before reclassifications	—	11,067	(1,657)	9,410
Amounts reclassified from accumulated other comprehensive income (loss)	—	(35)	(589)	(624)
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	—	4	—	4
Period change	—	11,036	(2,246)	8,790
Balance at June 30, 2019	$(477)	$(333)	$(310)	$(1,120)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine month periods ended June 30, 2020 and 2019 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2020	2019
Securities available for sale
Net securities gains reclassified into earnings	$—	$1	Gain on sale of investment securities available for sale, net
Related income tax expense	—	—	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	—	1
Derivatives and hedging activities:
Interest expense, effective portion	(108)	258	Short-term borrowings interest expense
Related income tax expense	23	(55)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(85)	203
Total reclassification for the period	$(85)	$204

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2020	2019
Securities available for sale:
Net securities gains reclassified into earnings	$381	$44	Gain on sale of investment securities available for sale, net
Related income tax expense	(80)	(9)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	301	35	Net of tax
Derivative and hedging activities:
Interest expense, effective portion	(50)	746	Short-term borrowings interest expense
Related income tax expense	11	(157)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(39)	589
Total reclassification for the period	$262	$624

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2020 and September 30, 2019 (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of June 30, 2020			As of September 30, 2019
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

FHLB Advances	$25,000	Other Assets	$2	$50,000	Other Assets	$303
Commercial Loans	49,440	Other Assets	2,230	-	Other Assets	-
Total	$74,440		$2,232	$50,000		$303

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of June 30, 2020			As of September 30, 2019
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

FHLB Advances	$410,000	Other Liabilities	$4,603	$35,000	Other Liabilities	$513
Brokered Deposits	25,000	Other Liabilities	762	50,000	Other Liabilities	498
Commercial Loans	68,639	Other Liabilities	2,244	-	Other Liabilities	-
Total	$503,639		$7,609	$85,000		$1,011

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of June 30, 2020, the Company had forty nine interest rate swaps with a notional principal amount of $578.1 million associated with the Company’s cash outflows associated with various FHLB advances, brokered certificates and commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended June 30, 2020 and 2019.

Amounts reported in accumulated other comprehensive income ( loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended June 30, 2020 and 2019, the Company had $108,000 of losses which resulted in an increase to interest expense and $258,000 of gains reclassified which resulted in a decrease to interest expense. During the nine months ended June 30, 2020 and 2019, the Company had $50,000 of losses which resulted in an increase to interest expense and $746,000 of gains reclassified which resulted in a decrease to interest expense. During the next twelve months, the Company estimates that $2.5 million will be reclassified as a increase to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three and nine month periods ended June 30, 2020 and 2019 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Gain Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Interest Rate Products	$(2,244)	$(1,292)	Interest expense	$(108)	$258
Total	$(2,244)	$(1,292)		$(108)	$258
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Gain Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,
	2020	2019		2020	2019
Interest Rate Products	$(4,655)	$2,842	Interest expense	$(50)	$746
Total	$(4,655)	$2,842		$(50)	$746

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

As of June 30, 2020, the Company had derivatives in a net liability position and was required to post $7.2 million in collateral against its obligations under these agreements.  As of September 30, 2019, the Company was required to post $710,000 in collateral against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2020 and September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.
13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the Court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the Court granted the plaintiffs’ motion for class certification.  The case is currently stayed through late-September while the parties explore the possibility of a negotiated resolution to the case.  If these discussions are not successful, the Bank will continue to defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The Complaint alleges violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act.  The litigation is in its early stages, and the Bank’s response to the Plaintiffs’ Complaint is due August 10.  The Bank intends to defend against such allegations.  To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

(in thousands)		June 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$7,323
Total Lease Right-Of-Use Assets		$7,323

(in thousands)		June 30, 2020
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$7,384
Total Lease Liabilities		$7,384

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

June 30, 2020
Weighted average remaining lease term
Operating leases	13.6 years
Weighted average discount rate
Operating leases	2.39%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended June 30, 2020
Operating lease cost	$259
Variable lease cost	61
Net lease cost	$320

Lease Costs (in thousands)	Nine Months Ended June 30,2020
Operating lease cost	$780
Variable lease cost	171
Net lease cost	$951

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
June 30, 2021	$1,051
June 30, 2022	937
June 30, 2023	739
June 30, 2024	668
June 30, 2025	527
Thereafter	4,834
Total future minimum lease payments	8,756
Amounts representing interest	(1,372)
Present Value of Net Future Minimum Lease Payments	$7,384

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at June 30, 2020 and September 30, 2019

Total Assets. Total assets increased by $209.7 million, or 11.7%, to $2.01 billion at June 30, 2020 from $1.80 billion at September 30, 2019 due primarily to increases in cash and due from banks, interest bearing deposits with other institutions and loans receivable partially offset by a decline in investment securities available for sale. At the onset of the pandemic slowdown, the Company moved quickly to build its liquidity as an offset to the economic uncertainty caused by the slowdown.  The Company built a laddered maturity of, primarily FHLB borrowings, at attractive interest rates to support that liquidity.  The Company will continue to maintain a strong liquidity position against the changing economic forecasts through daily monitoring.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $118.6 million, or 227.0%, to $170.8 million at June 30, 2020 from $52.2 million at September 30, 2019 as a result of pandemic-oriented balance sheet adjustments made to mitigate related risks.

Net Loans. Net loans increased $94.5 million, or 7.1%, to $1.42 billion at June 30, 2020 from $1.33 billion at September 30, 2019. During this period, residential loans increased $7.8 million to $605.3 million, construction loans increased $4.6 million to $10.3 million, commercial real estate loans increased $27.4 million to $508.1 million, commercial loans increased $86.9 million to $142.5 million, obligations of states and political subdivisions increased $6.0 million to $77.8 million, home equity loans and lines of credit decreased $3.0 million to $42.2 million, auto loans decreased $33.1 million to $48.9 million, and other loans decreased $490,000 to $2.4 million.  The commercial loan increase included 637 loans totaling $75.6 million originated by the Company under the Payroll Protection Program.

Investment Securities Available for Sale. Investment securities available for sale decreased $18.2 million, or 5.8%, to $295.2 million at June 30, 2020 from $313.4 million at September 30, 2019.

Deposits. Deposits increased $142.0 million, or 10.6%, to $1.48 billion at June 30, 2020 from $1.34 billion at September 30, 2019 due primarily to an increase in interest bearing demand accounts, certificate of deposits, non-interest bearing demand accounts and savings and club accounts offset by a decrease in money markets accounts. Increases in non-interest bearing demand accounts of $59.9 million, interest bearing demand accounts of $13.8 million, certificates of deposit of $57.5 million and savings and club accounts of $24.0 million were offset in part by a decrease in money market accounts of $13.2 million. The overall increase in certificates of deposit, reflected an increase in brokered certificates of $82.1 million and a decrease in retail certificates of deposit of $23.2 million to $187.1 million.

Borrowed Funds. Borrowed funds increased by $41.3 million, or 16.6%, to $289.5 million at June 30, 2020, from $248.3 million at September 30, 2019. The increase in borrowed funds was due to an increase in short term borrowings of $31.0 million and an increase in other borrowings of $10.2 million. All borrowings at June 30, 2020 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and were a result of pandemic-oriented balance sheet adjustments made to mitigate related risks.

Stockholders’ Equity. Stockholders’ equity increased by $4.2 million, or 2.2%, to $193.7 million at June 30, 2020 from $189.5 million at September 30, 2019. The increase in stockholders’ equity was primarily due to net income of $10.6 million, which was partially offset by an increase in treasury stock due to the repurchase by the Company of 391,752 shares of its common stock at an aggregate cost of $5.66 million under a previously disclosed stock repurchase plan and regular cash dividends of $0.11 per share, which reduced stockholders equity by $3.4 million.  The Company suspended its stock repurchase activity on April 1, 2020 and did not resume repurchasing common stock until May 1, 2020.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2020 and 2019

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,416,370	$13,764	3.90%	$1,341,378	$14,297	4.28%
Investment Securities
Taxable(2)	67,076	637	3.81%	63,388	630	3.99%
Exempt from federal income tax(2)(3)	8,267	44	2.70%	11,313	57	2.56%
Total investment securities	75,343	681	3.69%	74,701	687	3.77%
Mortgage-backed securities	225,073	1,132	2.02%	260,758	1,628	2.50%
Federal Home Loan Bank stock	17,713	224	5.07%	12,324	230	7.49%
Other	162,203	53	0.13%	29,165	158	2.17%
Total interest-earning assets	1,896,702	15,854	3.36%	1,718,326	17,000	3.97%
Allowance for loan losses	(13,520)			(12,505)
Noninterest-earning assets	123,200			109,212
Total assets	$2,006,382			$1,815,033
Interest-bearing liabilities:
NOW accounts	$226,736	$134	0.24%	$189,362	$170	0.36%
Money market accounts	350,993	442	0.51%	334,962	1,063	1.27%
Savings and club accounts	151,427	22	0.06%	133,353	18	0.05%
Certificates of deposit	422,789	1,613	1.53%	501,562	2,519	2.01%
Borrowed funds	402,581	1,443	1.44%	276,788	1,515	2.20%
Total interest-bearing liabilities	1,554,526	3,654	0.94%	1,436,027	5,285	1.48%
Non-interest-bearing NOW accounts	221,139			170,690
Non-interest-bearing liabilities	34,986			22,902
Total liabilities	1,810,651			1,629,619
Equity	195,731			185,414
Total liabilities and equity	$2,006,382			$1,815,033
Net interest income		$12,200			$11,715
Interest rate spread			2.42%			2.49%
Net interest-earning assets	$342,176			$282,299
Net interest margin(4)			2.58%			2.73%
Average interest-earning assets to average interest-bearing liabilities		122.01%			119.66%

	For the Nine Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,372,482	$41,959	4.07%	$1,334,965	$42,246	4.23%
Investment Securities
Taxable(2)	66,108	1,888	3.80%	67,609	2,008	3.97%
Exempt from federal income tax(2)(3)	10,376	141	2.29%	18,574	287	2.62%
Total investment securities	76,484	2,029	3.60%	86,183	2,295	3.68%
Mortgage-backed securities	229,835	3,782	2.19%	272,851	5,262	2.58%
Federal Home Loan Bank stock	13,522	651	6.41%	13,489	759	7.52%
Other	77,738	289	0.50%	26,198	435	2.22%
Total interest-earning assets	1,770,061	48,710	3.67%	1,733,686	50,997	3.94%
Allowance for loan losses	(13,005)			(12,242)
Noninterest-earning assets	116,628			111,148
Total assets	$1,873,684			$1,832,592
Interest-bearing liabilities:
Interest bearing demand accounts	$213,614	$525	0.33%	$196,417	$528	0.36%
Money market accounts	348,809	2,326	0.89%	325,110	2,861	1.18%
Savings and club accounts	142,091	60	0.06%	132,386	53	0.05%
Certificates of deposit	448,765	5,861	1.74%	504,610	7,271	1.93%
Borrowed funds	304,444	4,180	1.83%	306,708	4,952	2.16%
Total interest-bearing liabilities	1,457,723	12,952	1.18%	1,465,231	15,665	1.43%
Non-interest-bearing NOW Accounts	162,904			162,904
Non-interest-bearing liabilities	59,349			20,476
Total liabilities	1,679,976			1,648,611
Equity	193,708			183,981
Total liabilities and equity	$1,873,684			$1,832,592
Net interest income		$35,758			$35,332
Interest rate spread			2.49%			2.51%
Net interest-earning assets	$312,338			$268,455
Net interest margin(4)			2.69%			2.72%
Average interest-earning assets to average interest-bearing liabilities		121.43%			118.32%

_____________________

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and nine months ended June 30, 2020 and 2019.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and June 30, 2019

Net Income. Net income increased $730,000, or 24.0%, to $3.8 million for the three months ended June 30, 2020 compared to net income of $3.0 million for the comparable period in 2019. The increase was primarily due to increases in net interest income and non-interest income along with a decrease in noninterest expense which was partially offset by increases in the provision for loan losses and the income tax provision.

Net Interest Income. Net interest income increased $485,000, or 4.1%, to $12.2 million for the three months ended June 30, 2020 compared to $11.7 million for the comparable period in 2019.

Interest Income. Interest income decreased $1.1 million, or 6.8%, to $15.9 million for the three months ended June 30, 2020 from $17.0 million for the comparable 2019 period. The decrease resulted from a decrease in the yield on interest earning assets of 61 basis points to 3.36% from 3.97% for the comparable 2019 period partially offset by an increase in the average balance of interest earnings assets of $178.4 million. The average balance of loans increased $75.0 million between the two periods. In addition, between the two periods, the average balance of investment securities increased $642,000, mortgage-backed securities decreased $35.7 million, FHLB stock increased $5.4 million and other interest earning assets increased $133.0 million.

Interest Expense. Interest expense decreased $1.6 million, or 30.9%, to $3.7 million for the three months ended June 30, 2020 from $5.3 million for the comparable 2019 period. The decrease resulted from a decrease in the cost of interest bearing liabilities of 54 basis points from 1.48% to 0.94% partially offset by an increase in the average balance of interest bearing liabilities of $118.5 million between the two periods. The interest expense decrease of $1.6 million for the three months ended June 30, 2020 was due primarily to an decrease in certificates of deposit expense of $906,000 and money market accounts of $621,000.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.3 million for the three month period ended June 30, 2020 compared to $400,000 for the three month period ended June 30, 2019. The allowance for loan losses was $14.3 million, or 1.00% of loans outstanding at June 30, 2020, compared to $12.6 million, or 0.94% of loans outstanding, at September 30, 2019. As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Non-interest income increased $1.0 million, or 54.8%, to $2.9 million for the three months ended June 30, 2020 from $1.9 million at June 30, 2019. Increases in service changes and fees on loans of $37,000, loan swap fees of $627,000, trust and investment fees of $38,000 and gain on sale of loans, net, of $647,000 were partially offset by declines in other income of $20,000, Insurance commissions of $22,000 and service fees on deposit accounts of $276,000. The Company waived many deposit account service fees during the three months ended June 30, 2020 due to COVID-19 restrictions.

Non-interest Expense. Non-interest expense decreased $388,000, or 4.1%, to $9.1 million for the three months ended June 30, 2020 from $9.5 million for the comparable period in 2019. Decreases in compensation and employee benefits, FDIC premiums, foreclosed real estate, other, advertising, and intangible expenses were partially offset by increases in occupancy and equipment, professional fees, and data processing.

Income Taxes. Income tax expense increased $264,000 to $876,000 for the three months ended June 30, 2020 from $612,000 for the comparable 2019 period. The effective tax rate for the three months ended June 30, 2020 was 18.8% compared to 16.7% for the 2019 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2020 and June 30, 2019

Net Income. Net income increased $1.7 million, or 18.8%, to $10.6 million for the nine months ended June 30, 2020 compared to net income of $8.9 million for the comparable period in 2019. The increase was primarily due to increases in net interest income and non-interest income along with a decrease in non-interest expense partially offset by increases in the provision for loan losses and the income tax provision.

Net Interest Income. Net interest income increased $426,000, or 1.2%, to $35.8 million for the nine months ended June 30, 2020 from $33.5 million for the comparable period in 2019.

Interest Income. Interest income decreased $2.3 million, or 17.3%, to $48.7 million for the nine months ended June 30, 2020 from $51.0 million for the comparable 2019 period. The decrease resulted primarily from a decrease of 27 basis points in earnings on interest bearing assets from 3.94% in 2019 to 3.67% in 2020 partially offset by an increase in the average balance of interest earnings assets of $36.4 million from the comparable 2019 period. The average balance of loans increased $37.5 million between the two periods. In addition, between the two periods, the average balance of investment securities decreased $9.7 million, mortgage-backed securities decreased $43.0 million, FHLB stock increased $33,000 and other interest earning assets increased $51.5 million.

Interest Expense. Interest expense decreased $2.7 million or 17.3%, to $13.0 million for the nine months ended June 30, 2020 from $15.7 million for the comparable 2019 period. The decrease resulted from a decrease in the cost of interest bearing liabilities of 25 basis points from 1.43% to 1.18% and a decrease in the average balance of interest bearing liabilities of $7.5 million between the two periods. The interest expense decrease of $2.7 million for the nine months ended June 30, 2020 was due primarily to  decreases in money market expense of $535,000, certificates of deposit expense of $1.4 million and borrowed funds of $772,000.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $2.2 million for the nine month period ended June 30, 2020 compared to $1.9 million for the nine month period ended June 30, 2019. The allowance for loan losses was $14.3 million, or 1.00% of loans outstanding at June 30, 2020, compared to $12.6 million, or 0.94% of loans outstanding, at September 30, 2019. As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Non-interest income increased $2.0 million, or 32.3%, to $8.0 million for the nine months ended June 30, 2020 from $6.1 million at June 30, 2019. Increases in service changes and fees on loans of $91,000, loan swap fees of $1.2 million, trust and investment fees of $311,000, gain on sale of investment securities available for sale, net, of $337,000 and gain on sale of loans, net, of $791,000 were partially offset by declines in other income of $460,000 and service fees on deposit accounts of $318,000.

Non-interest Expense. Non-interest expense decreased $164,000, or 0.6%, to $28.7 million for the nine months ended June 30, 2020 from $28.9 million for the comparable period in 2019. Decreases in compensation and employee benefits, professional fees, advertising, FDIC premiums, amortization of intangible assets and other expenses were partially offset by increases in and data processing and occupancy and equipment along with a decrease in gain on foreclosed real estate.

Income Taxes. Income tax expense increased $570,000 to $2.3 million for the nine months ended June 30, 2020 from $1.7 million for the comparable 2019 period. The effective tax rate for the nine months ended June 30, 2020 was 17.7% compared to 16.1% for the 2019 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	June 30, 2020	September 30, 2019
Non-performing assets:
Non-accruing loans	$19,193	$9,007
Non-accruing purchased credit impaired loans	876	1,056
Total non-performing loans	20,069	10,063
Foreclosed real estate	412	240
Other repossessed assets	-	9
Total non-performing assets	$20,481	$10,312
Ratio of non-performing loans to total loans	1.40%	0.75%
Ratio of non-performing loans to total assets	1.00%	0.56%
Ratio of non-performing assets to total assets	1.02%	0.57%
Ratio of allowance for loan losses to total loans	1.00%	0.94%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $10.2 million from September 30, 2019 to June 30, 2020. The primary reason for the increase in nonperforming assets at June 30, 2020 as compared to September 30, 2019 was the addition of two nonperforming commercial real estate loans totaling $9.3 million.  These loans  are well collateralized and carry personal guarantees. The number of nonperforming residential loans was 50 at June 30, 2020 compared to 52 at September 30, 2019. The $20.1 million of non-accruing loans at June 30, 2020 included 50 residential loans with an aggregate outstanding balance of $4.4 million, 48 commercial and commercial real estate loans with aggregate outstanding balances of $15.1 million and 51 consumer loans with aggregate balances of $532,000. Within the residential loan balance were $2.4 million of loans less than 90 days past due. In the quarter ended June 30, 2020, the Company identified 19 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $4,000 to $412,000 at June 30, 2020. Foreclosed real estate consists of 10 residential properties and one commercial property.

At June 30, 2020, the principal balance of troubled debt restructures (“TDRs”) was $3.0 million compared to $3.1 million at September 30, 2019. All of the $3.0 million of troubled debt restructures at June 30, 2020 are non-accrual loans.

As of June 30, 2020, TDRs were comprised of 15 residential loans totaling $2.3 million, three commercial and commercial real estate loans totaling $587,000 and nine consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $185,000.

For the three month period ended June 30, 2020, one loan was removed from non-performing TDR status. For the nine month period ended June 30, 2020, three loans were removed from non-performing TDR status.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2020, $170.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of June 30, 2020, we had $289.5 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $687.7 million.

At June 30, 2020, we had $211.5 million in loan commitments outstanding, which included, in part, $59.2 million in undisbursed construction loans and land development loans, $43.4 million in unused home equity lines of credit, $87.9 million in commercial lines of credit and commitments to originate commercial loans, $10.2 million in performance standby letters of credit and $10.8 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2020 totaled $384.3 million, or 66.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2021. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $17.1 million and $16.8 million for the nine months ended June 30, 2020 and 2019, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was $(81.3) million and $35.3 million for the nine months ended June 30, 2020 and 2019, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for), of $182.8 million and $(55.0) million for the nine months ended June 30, 2020 and 2019, respectively.

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

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the Court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the Court granted the plaintiffs’ motion for class certification.  The case is currently stayed through late-September while the parties explore the possibility of a negotiated resolution to the case.  If these discussions are not successful, the Bank will continue to defend against such allegations. To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The Complaint alleges violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act.  The litigation is in its early stages, and the Bank’s response to the Plaintiffs’ Complaint is due August 10.  The Bank intends to defend against such allegations.  To the extent that pending or threatened litigation could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2019, filed on December 16, 2019, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 11, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
April 30, 2020	—	$—	—	170,036
May 31, 2020	68,351	$12.70	68,351	101,685
June 30, 2020	74,737	$14.41	74,737	26,948
Total	143,088	$13.49	143,088	26,948

______________________

(1)  On July 25, 2019 the Company announced the authorization of an eighth repurchase program for up to 500,000 shares of its common stock.  This program has no expiration date.  The Company suspended its stock repurchase activity on April 1, 2020 and did not resume repurchasing common stock until May 1, 2020.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholder Equity; (iv) the Consolidated Statement of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Date: August 10, 2020	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 10, 2020	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer