Form 10-K
period 2020-09-30
ESSA Bancorp, Inc.
filed 2020-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of December 7, 2020, there were 18,133,095 shares issued and 10,819,566 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2020, was $140,925,917.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant (Part III).

i

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, the recent and continuing global coronavirus outbreak, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the ability to successfully complete or close transactions or to integrate acquired entities. Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

Item 1.	Business

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is a Pennsylvania-chartered holding company for ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of the Bank. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of the Bank. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. At September 30, 2020, ESSA Bancorp had consolidated assets of $1.9 billion, consolidated deposits of $1.5 billion and consolidated stockholders’ equity of $191.4 million. Consolidated net income for the fiscal year ended September 30, 2020 was $14.4 million.

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

The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential first mortgage loans (including construction mortgage loans), commercial real estate loans, home equity loans and lines of credit, commercial and consumer loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposits. We also offer asset management and trust services. We offer investment services through our relationship with Ameriprise Financial Institutions Group, a third-party broker/dealer and investment advisor. We offer insurance benefit consulting services through our wholly owned subsidiary, ESSA Advisory Services, LLC.

The Bank’s executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. Our website address is www.essabank.com.

Market Area

At September 30, 2020, our 22 full-service banking offices consisted of seven offices in Monroe County, three offices in Lehigh County, six offices in Northampton County, one office in Lackawanna County, one office in Luzerne County, one office in Chester County, two offices in Delaware County and one office in Montgomery County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, healthcare and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. Chester and Montgomery Counties are located south and Delaware County southwest of Monroe County. As of June 30, 2020, the most recent FDIC market share data available, we had a deposit market share of approximately 28.7% in Monroe County, which represented the largest deposit market share in Monroe County, 2.7% in Northampton County, 2.0% in Lehigh County, 0.3% in Lackawanna County, 0.8% in Luzerne County, 0.1% in Chester County, 0.1% in Montgomery County and 0.5% in Delaware County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real estate property. In recent years, we have increased our originations of commercial loans and commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from $416.6 million or 31.6% of our total loan portfolio at September 30, 2018 to $509.6 million, or 35.5%, of our total loan portfolio at September 30, 2020. One- to four-family residential real estate mortgage loans represented $610.4 million, or 42.6% of our loan portfolio at September 30, 2020. Home equity loans and lines of credit totaled $40.8 million, or 2.8%, of our loan portfolio at September 30, 2020. Commercial loans totaled $139.6 million, or 9.7%, of our loan portfolio at September 30, 2020 and construction first mortgage loans totaled $11.9 million, or 0.8%, of the total loan portfolio at September 30, 2020. Commercial loans include approximately $76.8 million in Paycheck Protection Program (“PPP”) loans which provide relief to small businesses affected by the pandemic. Obligations of states and political subdivisions totaled $79.2 million, or 5.5%, of our loan portfolio at September 30, 2020. Auto loans totaled $39.8 million or 2.8% of the total loan portfolio at September 30, 2020.  As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$610,380	42.6%	$597,514	44.6%	$580,561	44.1%
Construction	11,853	0.8	5,672	0.4	3,920	0.3
Commercial	139,603	9.7	55,559	4.1	49,479	3.8
Commercial real estate	509,628	35.5	480,647	35.8	416,573	31.6
Obligations of states and political subdivisions	79,230	5.5	71,828	5.4	73,362	5.6
Home equity loans and lines of credit	40,800	2.8	45,156	3.4	43,962	3.3
Auto loans	39,795	2.8	81,983	6.1	146,220	11.1
Other	2,293	0.2	2,924	0.2	2,682	0.2
Total loans receivable	$1,433,582	100.0%	$1,341,283	100.0%	$1,316,759	100.0%
Allowance for loan losses	(15,400)		(12,630)		(11,688)
Total loans receivable, net	$1,418,182		$1,328,653		$1,305,071

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to four- family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)
Due During the Years Ending September 30,
2021	$243	$-	$19,509	$44,659
2022	2,312	-	77,304	38,441
2023	3,821	-	4,068	19,832
2024 to 2025	15,724	-	20,694	94,748
2026 to 2030	91,428	-	8,814	151,367
2031 to 2035	116,681	22	5,794	50,395
2035 and beyond	380,171	11,831	3,420	110,186
Total	$610,380	$11,853	$139,603	$509,628

	Obligations of States and Political subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)
Due During the Years Ending September 30,
2021	$449	$963	$3,549	$414	$69,786
2022	12,275	899	11,099	191	142,521
2023	933	1,187	14,487	376	44,704
2024 to 2025	803	3,414	10,431	828	146,642
2026 to 2030	30,016	7,899	-	307	289,831
2031 to 2035	7,143	10,932	20	173	191,160
2035 and beyond	27,611	15,506	209	4	548,938
Total	$79,230	$40,800	$39,795	$2,293	$1,433,582

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2020 that are contractually due after September 30, 2021.

	Due After September 30, 2021
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$576,006	$34,131	$610,137
Construction	$11,853	-	11,853
Commercial	$101,396	18,698	120,094
Commercial real estate	$175,889	289,080	464,969
Obligations of states and political subdivisions	$36,999	41,782	78,781
Home equity loans and lines of credit	$18,313	21,524	39,837
Auto loans	$36,246	-	36,246
Other	$1,875	4	1,879
Total	$958,577	$405,219	$1,363,796

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center. At September 30, 2020, $610.4 million, or 42.6%, of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios private mortgage insurance is required to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2020, our largest loan secured by one- to four-family real estate had a principal balance of approximately $1.8 million and was secured by a single-family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We did not originate any adjustable rate one- to four-family residential loans during the year ended September 30, 2020 and originated $5.1 million during the year ended September 30, 2019. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2020, $34.1 million, or 5.6%, of our one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include a “due-on-sale” clause, which provides the right to declare a loan immediately due and payable in the event that the borrower sells or otherwise conveys title to the real property subject to the mortgage and the loan is not repaid.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our loan originators. Eligible properties include primary and vacation homes located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. As of September 30, 2020, home equity loans and lines of credit totaled about $40.8 million, or 2.8% of our loan portfolio.

The maximum combined loan-to-value originated is generally 80% although a maximum of 85% is permitted with more restrictive underwriting parameters depending on the collateral. There is a small portion of the portfolio originated in years past that contains original combined loan-to-values of up to 90%. Our home equity lines of credit typically feature a 10-year draw period with interest-only payments permitted, followed by another 20 years of fully amortizing payments with no further ability to draw funds. Similar combined loan-to-value characteristics and standards exist for the lines as are outlined above for the loans.

Loan underwriting standards limit the maximum size of a junior lien loan to between $100,000 and $500,000, depending on the loan type and collateral. All loans exceeding 75% of value require an appraisal by bank-approved, licensed appraisers. Loans up to $25,000 with lesser loan-to-value ratios may utilize an automated valuation model. Title/lien searches are secured on all home equity loans and lines.

Commercial Real Estate Loans. At September 30, 2020, $509.6 million, or 35.5%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office and industrial buildings, multi-family, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five to seven years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80%. At September 30, 2020, our largest commercial real estate relationship balance was $11.2 million, which was performing in accordance with its terms.

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

First Mortgage Construction Loans. At September 30, 2020, $11.9 million, or 0.8%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed- and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2020, our largest first mortgage construction loan balance was $1.4 million. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30-year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Commercial Loans. At September 30, 2020, $139.6 million, or 9.7%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate. Commercial loans include approximately $76.8 million in PPP loans which provide relief to small businesses affected by the pandemic.

Obligations of States and Political Subdivisions. At September 30, 2020, $79.2 million, or 5.5%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2020, $39.8 million, or 2.8%, of our total loan portfolio consisted of auto loans. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee. As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2020, these other loans totaled $2.3 million, or 0.2%, of the total loan portfolio.

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

Non-performing Loans. At September 30, 2020, $20.3 million, or 1.42% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $13.4 million at September 30, 2020. Two loans accounted for $9.3 million of the total non-accrual commercial real estate loans.  Residential first mortgage loans that were 90 days or more past due totaled $4.6 million at September 30, 2020.

Real Estate Owned. At September 30, 2020, the Company had $269,000 of real estate owned consisting of nine properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2020	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$4,623	$4,607	$5,317
Construction	-	-	-
Commercial	1,828	603	876
Commercial real estate	13,426	3,524	3,497
Home equity loans and lines of credit	219	622	216
Auto loans	223	666	587
Other	11	41	18
Total	20,330	10,063	10,511
Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	-	-	-
Construction	-	-	-
Commercial	-	-	-
Commercial real estate	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total loans 90 days or more past due	-	-	-
Total non-performing loans	20,330	10,063	10,511
Real estate owned	269	240	1,141
Other repossessed assets	-	9	16
Total non-performing assets	$20,599	$10,312	$11,668
Troubled Debt Restructurings(1):
Residential first mortgage loans:
One- to four-family	$2,078	$2,068	$3,260
Construction	-	-	-
Commercial	-	-	-
Commercial real estate	565	787	976
Home equity loans and lines of credit	51	207	66
Auto loans	26	43	58
Other	-	-	-
Total	$2,720	$3,105	$4,360
Ratios:
Total non-performing loans to total loans	1.42%	0.75%	0.80%
Total non-performing loans to total assets	1.07%	0.56%	0.57%
Total non-performing assets to total assets	1.09%	0.57%	0.64%

(1)	Non-performing troubled debt restructurings are included in non-accrual loans as part of the non-performing assets table.

For the years ended September 30, 2020, 2019 and 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $199,000, $277,000 and $171,000 respectively.

At September 30, 2020, the principal balance of troubled debt restructurings (“TDRs”) was $2.7 million as compared to $3.1 million at September 30, 2019. All of the $2.7 million of TDRs at September 30, 2020 were non-accrual loans. Of the $3.1 million of TDRs at September 30, 2019, $76,000 were performing loans and $3.0 million were non-accrual loans.

TDRs at September 30, 2020 were comprised of 16 residential loans totaling $2.1 million, three commercial real estate loans totaling $565,000 and seven consumer loans (home equity loans, home equity lines of credit, auto and other) totaling $77,000.

For the year ended September 30, 2020, four loans totaling $275,000 were removed from TDR status due to the completion of timely payments or paying off the balance.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2020, we modified 58 loans totaling $12.0 million that did not constitute troubled debt restructures. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total we modified 19 commercial loans with an aggregate balance of approximately $31.4 million for the year ended September 30, 2020 that did not constitute troubled debt restructures. The Company has also granted pandemic related forbearance for loans that are not defined as a TDR. Loans still in forbearance at September 30, 2020 included $56.2 million in commercial real estate, $2.1 million in commercial, $5.0 million in one-to four-family and $179,000 in auto.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2020
Residential first mortgage loans:
One- to four-family	22	$1,381	56	$4,623	78	$6,004
Construction	-	-	-	-	-	-
Commercial	1	6	16	1,828	17	1,834
Commercial real estate	3	1,085	21	13,426	24	14,511
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	2	48	9	219	11	267
Auto loans	62	601	47	223	109	824
Other	-	-	1	11	1	11
Total	90	$3,121	150	$20,330	240	$23,451
At September 30, 2019
Residential first mortgage loans:
One- to four-family	2	$263	52	$4,607	54	$4,870
Construction	-	-	-	-	-	-
Commercial	2	37	4	603	6	640
Commercial real estate	-	-	25	3,524	25	3,524
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	2	168	17	622	19	790
Auto loans	-	-	83	666	83	666
Other	-	-	4	41	4	41
Total	6	$468	185	$10,063	191	$10,531
At September 30, 2018
Residential first mortgage loans:
One- to four-family	5	$920	58	$5,317	63	$6,237
Construction	-	-	-	-	-	-
Commercial	1	11	9	876	10	887
Commercial real estate	-	-	16	3,497	16	3,497
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	11	216	11	216
Auto loans	2	20	74	587	76	607
Other	-	-	4	18	4	18
Total	8	$951	172	$10,511	180	$11,462

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

At September 30, 2020, the Company classified approximately $15.7 million of our assets as Special Mention, of which $15.0 million were commercial and commercial real estate loans, and $17.3 million as Substandard, of which $16.9 million were commercial and commercial real estate loans. No loans were classified Doubtful or Loss. At September 30, 2019, we classified approximately $8.5 million of our assets as Special Mention, of which $7.5 million were commercial and commercial real estate loans, and $20.2 million as Substandard, of which $14.5 million were commercial and commercial real estate loans. No loans were classified as Doubtful or Loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. In addition, for the twelve months ended September 30, 2020, consideration was given and a credit provision was recorded for loans granted short term payment relief.   The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2020 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$12,630	$11,688	$9,365
Charge-offs:
Residential first mortgage loans:
One- to four-family	(94)	(330)	(335)
Construction	-	-	-
Commercial	-	(28)	(151)
Commercial real estate	(122)	(185)	(54)
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	(61)	(62)	(68)
Auto loans	(786)	(1,233)	(1,833)
Other	(24)	(13)	(21)
Total charge-offs	(1,087)	(1,851)	(2,462)
Recoveries:
Residential first mortgage loans:
One- to four-family	7	113	12
Construction	-	-	-
Commercial	1	3	10
Commercial real estate	98	60	49
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	17	7	54
Auto loans	453	518	655
Other	6	16	5
Total recoveries	582	717	785
Net charge-offs	(505)	(1,134)	(1,677)
Provision for loan losses	3,275	2,076	4,000
Balance at end of year	$15,400	$12,630	$11,688
Ratios:
Net charge-offs to average loans outstanding	0.04%	0.09%	0.13%
Allowance for loan losses to non-performing loans at end of year	75.75%	125.52%	111.20%
Allowance for loan losses to total loans at end of year	1.07%	0.94%	0.89%

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

	2020			2019			2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$4,301	27.93%	44.55%	$4,243	33.60%	44.55%	$3,605	30.84%	44.09%
Construction	127	0.82	0.42	53	0.42	0.42	35	0.30	0.30
Commercial	874	5.68	4.14	1,870	14.81	4.14	1,462	12.51	3.76
Commercial real estate	7,209	46.81	35.83	3,806	30.13	35.83	3,458	29.59	31.64
Obligations of states and political subdivisions	555	3.60	5.36	343	2.72	5.36	323	2.76	5.57
Home equity loans and lines of credit	337	2.19	3.37	329	2.60	3.37	296	2.53	3.34
Auto loans	780	5.06	6.11	1,384	10.96	6.11	1,859	15.91	11.10
Other	25	0.16	0.22	28	0.22	0.22	23	0.20	0.20
Total allocated allowance	14,208	92.25	100.00	12,056	95.46	100.00	11,061	94.64	100.00
Unallocated allowance	1,192	7.75	-	574	4.54	-	627	5.36	-
Total allowance for loan losses	$15,400	100.00%	100.00%	$12,630	100.00%	100.00%	$11,688	100.00%	100.00%

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

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our investment policy is reviewed annually by our ALCO/Investment Management Committee. All policy changes recommended by this management committee must be approved by the Board of Directors. The Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Controller, Chief Operating Officer, Chief Banking Officer, Administration/Operations Division Manager, Director of Consumer Lending, Chief Risk Officer.  Authority to make investments under the approved guidelines is delegated by the Committee to appropriate officers. While general investment strategies are developed and authorized by the ALCO/Investment Management Committee, the execution of specific actions rests with the Chief Financial Officer.

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

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2020 was $7.2 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2020 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2020, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$88,903	$91,431	$225,901	$226,440	$269,184	$258,123
Obligations of state and political subdivisions	21,136	21,931	19,860	20,212	42,090	40,949
U.S. government treasury securities	24,990	24,990	-	-	-	-
U.S. government agency securities	7,991	8,048	6,454	6,688	5,678	5,558
Corporate obligations	51,188	51,474	43,121	43,134	48,559	47,415
Other debt securities	14,265	14,610	17,036	16,919	20,295	19,373
Total debt securities	208,473	212,484	312,372	313,393	385,806	371,418
Equity securities – financial services(1)	-	-	-	-	25	20
Total investment securities available-for-sale	$208,473	$212,484	$312,372	$313,393	$385,831	$371,438

(1)

As of October 1, 2018, the Company adopted ASU 2016-01 resulting in reclassification of equity securities from available for-sale investment securities to other assets. At September 30, 2018 the Company’s investment in equity securities was comprised of common stock issued by an unrelated bank holding company.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. government agency securities	$-%	-	$-%	-	$7,991%	2.49	$-%	-	$7,991	$8,048%	2.49
U.S. government treasury securities	24,990	0.09	-	-	-	-	-	-	24,990	24,990	0.09
Obligations of state and political subdivisions	-	-	8,241	3.64	11,333	2.34	1,562	2.83	21,136	21,931	2.88
Mortgage-backed securities	-	-	-	-	5,424	2.29	83,479	2.64	88,903	91,431	2.62
Corporate obligations	3,400	1.77	20,053	2.99	26,780	4.72	955	3.47	51,188	51,474	3.83
Other debt securities	-	-	190	2.48	824	2.65	13,251	2.30	14,265	14,610	2.32
Total investment securities available for-sale	$28,390%	0.29	$28,484%	3.05	$52,352%	2.98	$99,247%	2.90	$208,473	$212,484%	2.62

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

At September 30, 2020, our deposits totaled $1.5 billion. Interest-bearing demand, savings and club, and money market deposits totaled $837.6 million at September 30, 2020. At September 30, 2020, we had a total of $463.5 million in certificates of deposit. Noninterest-bearing demand deposits totaled $242.6 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2020, we had a total of $218.2 million of brokered certificates of deposits, an increase of $57.3 million from the prior fiscal year end. Our brokered certificates of deposits range from less than one- to three-year terms and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2020			2019			2018
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$206,108	14.85%	-%	$167,211	12.63%	-%	$154,662	12.29%	-%
Interest bearing demand accounts	220,770	15.90%	0.29%	196,854	14.87%	0.36%	184,041	14.63%	0.25%
Money market	357,779	25.77%	0.73%	331,208	25.02%	1.20%	263,281	20.92%	0.65%
Savings and club	146,935	10.59%	0.06%	132,604	10.02%	0.05%	135,893	10.80%	0.05%
Certificates of deposit	456,468	32.89%	1.57%	495,957	37.46%	1.95%	520,465	41.36%	1.55%
Total deposits	$1,388,060	100.00%	0.76%	$1,323,834	100.00%	1.09%	$1,258,342	100.00%	0.82%

As of September 30, 2020, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $123.3 million. The following table sets forth the maturity of those certificates as of September 30, 2020.

At September 30, 2020
(In thousands)
Three months or less	$36,295
Over three months through six months	22,970
Over six months through one year	24,670
Over one year	39,328
Total	$123,263

At September 30, 2020, $367.8 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
Balance at end of year	$111,713	$107,701	$179,773
Maximum outstanding at any month end	$239,467	$239,824	$260,797
Average balance during year	$147,179	$165,730	$210,050
Weighted average interest rate at end of year	0.42%	2.35%	2.31%
Average interest rate during year	1.53%	2.10%	1.86%

At September 30, 2020, we had the ability to borrow approximately $702.8 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking, electronic banking solutions and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2020, the Bank had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees and Human Capital Resources

As of September 30, 2020, we had 234 full-time employees, and 18 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences, and other training events employees attend in connection with their job duties.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 75% of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our employee stock ownership plan, which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates.

Subsidiary Activities

The Bank has four wholly owned subsidiaries, ESSACOR, Inc., Pocono Investment Company, ESSA Advisory Services, LLC, and Integrated Financial Corporation and its fully owned subsidiary Integrated Abstract Incorporated. ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank and is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of the Bank, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned by the Bank. ESSA Advisory Services, LLC is Pennsylvania limited liability company that is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(K) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania corporation that provided investment advisory services to the general public and is currently inactive. Integrated Abstract Incorporated is a Pennsylvania corporation that provided title insurance services and is currently inactive.

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

The FDIC is required by law to examine each regulated institution every twelve months, subject to an exception for institutions of less than $3 billion of total assets that satisfy certain other criteria. The FDIC has the authority to order any savings bank or its directors, trustees, officers, attorneys or employees to discontinue any violation of law or unsafe or unsound banking practice.

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

The FDIC charges insured depository institutions risk-based assessments to maintain the DIF.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits.  The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated its prior practice of placing insured institutions into risk categories.  Instead, assessments for most banks are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years.  In conjunction with the DIF reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points. Beginning September 2019, banks of less than $10 billion of total assets received certain “small bank assessment credits” for the portion of their assessments that contributed to the growth of the FDIC’s fund reserve ratio from 1.15% to 1.35%. The credits ended as of the September 30, 2020 assessment invoice.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

Legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish an optional “community bank leverage ratio” of between 8 to 10% Tier 1 equity/consolidated assets.  That alternative is available to institutions with assets of less than $10 billion of assets that meet certain other requirements (including off-balance sheet exposure of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets).  Eligible institutions with a capital level meeting or exceeding the specified requirement and electing to use the community bank leverage ratio framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.  The establishment of the community bank leverage ratio was subject to notice and comment rulemaking by the federal regulators and a final rule was issued in November 2019 establishing the community bank leverage ratio at 9%. The community bank leverage ratio option was available commencing the first quarter of 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report.  An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the community bank leverage ratio requirements or comply with the general capital regulations, including the risk-based capital requirements.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%.  The federal regulators issued a rule implementing the lower ratio effective April 23, 2020.  The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater.  Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2020, the Bank’s capital exceeded all applicable requirements.

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

We are also subject to capital regulations of the Department which generally incorporate federal leverage and risk-based capital requirements.

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

Generally, the FDIC is required to appoint a receiver or conservator within specific time frames for a savings bank that becomes “critically undercapitalized.”  The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The holding company for a savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the FDIC, or the amount necessary to restore the savings bank to adequately capitalized status.  The guarantee remains in place until the FDIC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Undercapitalized institutions are subject to certain mandatory restrictions, including on capital distributions and growth.  Significantly undercapitalized and critically undercapitalized institutions are subject to additional restrictions.  The FDIC may also take any one of a number of discretionary supervisory actions against an undercapitalized savings bank, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

As of September 30, 2020, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

Holding Company Regulation

The Company is a bank holding company that has elected to be a financial holding company and is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy regulations for bank holding companies on a consolidated basis. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary institutions applied to bank holding companies with greater than $1 billion in assets, including the Company, effective January 1, 2015.  However, federal legislation enacted in May 2018 and implemented by the Federal Reserve Board effective August 30, 2018, raised the threshold of the Federal Reserve Board’s “Small Bank Holding Company” exception to the application of consolidated capital requirements from $1 billion to $3 billion of consolidated assets.  Consequently, bank holding companies of under $3 billion of consolidated assets are no longer subject to the consolidated requirements unless otherwise directed by the Federal Reserve Board.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to depository institutions, including:

Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

As previously noted, temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%.

The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least December 31, 2020.

The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally backed multi-family mortgage loans.  During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the Paycheck Protection Program (“PPP”) during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed.  If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of September 30, 2020 the company had 673 PPP loans totaling $76.8 million.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2020, the Bank’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2020, the Bank had a $139,000 minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2020, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent three-year period. The 2016, 2017, 2018 and 2019 tax years remain open. The tax returns filed for the fiscal years ended September 30, 2017, 2018 and 2019 represents tax years 2016, 2017 and 2018, respectively. The Company has not yet filed its tax return for the fiscal year ended September 30, 2020 which represents the 2019 tax year.

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

Economic and Market Area

The COVID-19 pandemic has and will continue to pose risks and could harm business, results of operations and prospects of the Company.

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the business of the Company, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened in an efficient manner. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic will have material long-term effects on the Company and its customers which are difficult to quantify in the near-term or long-term.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company is subject to the following risks, any of which could have a material, adverse effect on the business, financial condition, liquidity, and results of operations of the Company:

•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls;

•

declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by the Company;

•

if the economy is unable to substantially reopen or reopen in an efficient manner, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may continue to decline in value, which could cause loan losses to increase;

•	allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company; and

•	increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill.

•	risks to the capital markets that may impact the performance of the investment securities portfolio of the Company, as well as limit our access to capital markets and other funding sources;

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

Changes to LIBOR may adversely impact the value of, and the return on, our loans, investment securities and derivatives which are indexed to LIBOR.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

Interest Rate and Asset Quality

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2020, the fair value of our investment securities available for sale totaled $212.5 million. Unrealized net gains on these available for sale securities totaled approximately $4.0 million at September 30, 2020 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in the Bank’s Economic Value of Equity (“EVE”) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2020, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $1.6 million, or 0.7%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our Continued Emphasis on Commercial Real Estate Lending Increases Our Exposure to Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2020, $509.6 million, or 35.5%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2020, our largest commercial real estate lending relationship was $14.9 million of loans located in Lehigh County, Pennsylvania and secured by real estate. These loans were performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

Regulatory Matters

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

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

Security

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

Risks Associated with Cyber-Security Could Negatively Affect Our Earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber-attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions.

We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third-party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyber-attacks and identity theft. Large scale identity theft could result in customers’ accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

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

The following table provides certain information as of September 30, 2020 with respect to our main office located in Stroudsburg, Pennsylvania, and our 22 full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18322	Owned	1983	4,100

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

5120 Milford Rd. East Stroudsburg, PA 18302	Owned	2014	3,610

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

Tannersville Plaza 2826 Route 611 Tannersville, PA 18372	Owned	2007	2,500

975 Route 390 Cresco, PA 18326	Owned	2010	2,912

418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

14 South Main Street Nazareth, PA 18064	Leased	2012	450

600 Hamilton Street Suite 100 Allentown, PA 18101	Leased	2018	6,780

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

526 Wood Street Bethlehem, PA 18018	Leased	2012	200

6302 Route 309 New Tripoli, PA 18066	Owned	2012	3,460

1065 Highway 315 Wilkes Barre, PA 18702	Leased	2014	4,921

300 Mulberry Street Scranton, PA 18503	Leased	2014	3,800

8045 West Chester Pike Upper Darby, PA 19082	Leased	2015	4,000

354 West Lancaster Avenue Haverford, PA 19041	Leased	2015	3,128

48 West Marshall Road Lansdowne, PA 19050	Owned	2015	2,555

227 West Lancaster Avenue Devon, PA 19333	Leased	2015	2,226

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

Plymouth Meeting Road, Suite 101 Plymouth Meeting, PA 19462	Leased	2016	4,389

190 Brodhead Road, Suite 200 Bethlehem, PA 18017	Leased	2017	6,909

The net book value of our premises, land and equipment was $14.2 million at September 30, 2020.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  The case is currently stayed while the parties explore the possibility of a negotiated resolution to the case.  In an order dated November 24, 2020, the Court referred the case to Magistrate Judge Timothy J. Sullivan to assist in mediation efforts.  If these discussions are not successful, the Bank will continue to defend against such allegations. To the extent that this matter could result in exposure to the Bank, the amount of such exposures cannot currently be estimated.

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The Bank moved to dismiss the Sherman Act claim on October 14, 2020, and that motion is now fully briefed and awaiting a decision from the court.    The Bank intends to defend against such allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure cannot currently be estimated.

     Item  4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp’s common stock as of September 30, 2020 was 1,747. Certain shares of ESSA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. In determining whether and in what amount to pay a cash dividend in the future, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will not be reduced or eliminated in the future.

The sources of funds for the payment of a cash dividend are interest and principal payments with respect to ESSA Bancorp loan to the Employee Stock Ownership Plan, and dividends from the Bank. For a discussion of the limitations applicable to the Bank’s ability to pay dividends, see “Item 1. Business—Supervision and Regulation.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2020 through July 31, 2020	2,900	$12.88	2,900	24,048
August 1, 2020 through August 31, 2020	24,048	13.59	24,048	500,000
September 1, 2020 through September 31, 2020	50,300	12.76	50,300	449,700
Total	77,248	$15.43	77,248

In February of 2019 the Company repurchased 405,384 shares pursuant to this seventh stock repurchase program. On July 25, 2019 the Company announced that its Board of Directors had approved an eighth stock repurchase program for up to 500,000 shares of its common stock. The Company suspended its stock repurchase activity on April 1, 2020 and did not resume repurchasing common stock until May 1, 2020. The Company completed the purchase of 500,000 shares of its common stock pursuant to this plan during the year ended September 30, 2020. On August 25, 2020 the Company announced that its Board of Directors had approved a ninth stock repurchase program for up to 500,000 shares of its common stock. The Company purchased 50,300 shares of its common stock pursuant to this plan during the year ended September 30, 2020. The Company may repurchase the shares from time to time through open market purchases, privately negotiated stock transactions or in any other manner that is compliant with applicable securities law.

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

	At September 30,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,893,515	$1,799,427	$1,833,790	$1,785,218	$1,772,479
Cash and cash equivalents	155,917	52,242	43,539	41,683	43,658
Investment securities:
Available for sale	212,484	313,393	371,438	390,452	390,410
Loans, net	1,418,182	1,328,653	1,305,071	1,236,681	1,219,213
Regulatory stock	7,344	11,579	12,973	13,832	15,463
Premises and equipment	14,230	14,335	14,601	16,234	16,844
Bank owned life insurance	40,546	39,601	38,630	37,626	36,593
Deposits	1,543,696	1,342,830	1,336,855	1,274,861	1,214,820
Borrowed funds	125,877	248,282	298,496	311,614	360,061
Equity	191,397	189,508	179,186	182,727	176,344

	For the Years Ended September 30,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Selected Results of Operations Data:
Interest income	$64,072	$67,759	$64,503	$58,318	$58,366
Interest expense	15,865	20,749	16,268	12,799	11,431
Net interest income	48,207	47,010	48,235	45,519	46,935
Provision for loan losses	3,275	2,076	4,000	3,350	2,550
Net interest income after provision for loan losses	44,932	44,934	44,235	42,169	44,385
Non-interest income	13,255	8,157	7,813	8,199	8,783
Non-interest expense	40,588	38,053	39,853	41,438	42,858
Income before income tax expense	17,599	15,038	12,195	8,930	10,310
Income tax expense	3,183	2,415	5,664	1,591	2,583
Net income	$14,416	$12,623	$6,531	$7,339	$7,727
Earnings per share
Basic	$1.39	$1.18	$0.60	$0.69	$0.74
Diluted	$1.39	$1.18	$0.60	$0.69	$0.73

	At or For the Years Ended September 30,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.76%	0.69%	0.36%	0.42%	0.45%
Return on average equity	7.43%	6.80%	3.61%	4.11%	4.40%
Interest rate spread (1)	2.49%	2.50%	2.71%	2.69%	2.81%
Net interest margin (2)	2.68%	2.73%	2.85%	2.77%	2.89%
Efficiency ratio (3)	65.80%	68.42%	71.11%	77.14%	76.92%
Noninterest expense to average total assets	2.14%	2.09%	2.20%	2.35%	2.47%
Average interest-earning assets to average interest- bearing liabilities	122.54%	119.05%	116.30%	115.99%	116.18%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.09%	0.57%	0.64%	0.88%	1.24%
Non-performing loans as a percent of total loans	1.42%	0.75%	0.80%	1.14%	1.57%
Allowance for loan losses as a percent of non-performing loans	75.75%	125.52%	111.20%	65.66%	46.89%
Allowance for loan losses as a percent of total loans	1.07%	0.94%	0.89%	0.75%	0.74%
Capital Ratios:
Total risk-based capital (to risk weighted assets) (4)	13.74%	14.00%	13.59%	13.96%	13.71%
Common equity Tier 1 capital (to risk weighted assets) (4)	12.64%	13.03%	12.70%	13.18%	12.93%
Tier 1 risk-based capital (to risk weighted assets) (4)	12.64%	13.03%	12.70%	13.18%	12.93%
Tangible capital (to tangible assets)	9.08%	9.67%	9.28%	9.19%	8.76%
Tier 1 leverage (core) capital (to adjusted tangible assets) (4)	9.08%	9.67%	9.28%	9.19%	8.76%
Average equity to average total assets	10.11%	10.53%	9.96%	10.13%	10.13%
Other Data:
Number of full service offices	22	22	22	25	26

(1)

The interest rate spread represents the difference between the weighted-average yield on a fully tax equivalent basis on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income on a fully tax equivalent basis as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Ratios are for the Bank and do not include capital retained at the holding company level.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;
•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;
•	Continuing to develop into a high performing financial institution, in part by increasing net interest and fee income and managing operating expenses efficiently;
•	Remaining within our risk management parameters; and
•	Employing affordable technology to increase profitability and improve customer service.

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

Comparison of Financial Condition at September 30, 2020 and September 30, 2019

Total Assets. Total assets increased $94.1 million, or 5.23%, to $1.9 billion at September 30, 2020, compared to September 30, 2019.

Cash and Due from Banks. Cash and due from banks increased $53.0 million, or 109.5%, to $101.4 million at September 30, 2020 from $48.4 million at September 30, 2019. The primary reason for the increase was increases in the Federal Reserve Bank’s account of $48.1 million which represented pandemic-driven balance sheet adjustments made to increase cash to mitigate potential liquidity risks.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $50.7 million, or 1327.41%, to $54.4 million at September 30, 2020 from $3.8 million at September 30, 2019. The primary reason for the increase was an increase in the Company’s interest bearing demand deposit account at the FHLB-Pittsburgh of $43.8 million which represented pandemic-driven balance sheet adjustments made to grow cash to mitigate potential liquidity risks.

Investment Securities Available for Sale. Investment securities available for sale decreased $100.9 million, or 32.2%, to $212.5 million at September 30, 2020 from $313.4 million at September 30, 2019. The decrease was due primarily to decreases in mortgage backed securities of $135.0 million and other debt securities of $2.3 million, which were offset in part by increases in US government agency securities of $1.4 million, US government treasury securities of $25.0 million, obligations of states and political subdivisions of $1.7 million and corporate obligations of $8.3 million. During the fourth quarter of fiscal 2020, the Company identified approximately $123.0 million of higher cost FHLB advances with a weighted average coupon of approximately 2.0%. The Company utilized the proceeds from the sale of approximately $89.0 million of investment securities along with approximately $34.0 million of cash to prepay the identified FHLB advances. The gain from the sale of the investment securities approximated the prepayment penalty for the prepayment of the FHLB advances. The assets used for this transaction had a weighted average yield of approximately 1.41%. The investment securities represented agency mortgage backed securities and collateralized mortgage obligations. The yields on these investment securities had been declining over the past several months as a result of faster prepayments caused by the current low interest rate environment.

Net Loans. Net loans increased $89.5 million, or 6.7%, to $1.4 billion at September 30, 2020 from September 30, 2019. The primary reasons for the increase were increases in commercial real estate loans, residential real estate loans, construction loans, commercial loans and obligations of states and political subdivisions, offset in part by decreases in auto loans, home equity loans and lines of credit and other loans. Commercial real estate loans increased by $29.0 million to $509.6 million at September 30, 2020 from $480.6 million at September 30, 2019. Commercial loans increased $84.0 million to $139.6 million at September 30, 2020 from $55.6 million at September 30, 2019 due primarily to PPP loans of $76.8 million.  Obligations of states and political subdivisions increased by $7.4 million to $79.2 million at September 30, 2020 from $71.8 million at September 30, 2019. One- to four-family loans increased by $12.9 million to $610.4 million at September 30, 2020 from $597.5 million at September 30, 2019. The Company sold $30.3 million in one- to four-family mortgage loans to the Federal Home Loan Bank of Pittsburgh during the fiscal year. Home equity loans decreased by $4.4 million to $40.8 million at September 30, 2020 from $45.2 million at September 30, 2019. Auto loans decreased $42.2 million to $39.8 million at September 30, 2020 from $82.0 million at September 30, 2019. The Company discontinued indirect auto lending in July 2018.

Deposits. Deposits increased by $200.9 million, or 15.0%, to $1.5 billion at September 30, 2020, primarily as a result of increases in interest bearing demand accounts, money market accounts, savings accounts and non-interest bearing demand accounts. Overall, the changes in deposits at September 30, 2020 compared to September 30, 2019 included an increase in non-interest bearing demand accounts of $66.7 million, or 37.9%, an increase in interest bearing demand accounts of $50.0 million, or 22.3%, an increase in money market accounts of $68.6 million, or 37.2%, a increase in savings and club accounts of $26.0 million, or 19.2%, and a increase in certificates of deposit of $20.9 million, or 4.7%. Included in the certificates of deposit was an increase of $57.3 million, or 32.3%, in brokered certificates of deposit. At September 30, 2020, the Company had $218.2 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, decreased $122.4 million, or 49.3%, to $125.9 million at September 30, 2020 from $248.3 million at September 30, 2019. All borrowed funds are from the FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $1.9 million, or 1.0%, to $191.4 million at September 30, 2020 from $189.5 million at September 30, 2019. The increase was primarily due to net income of $14.4 million partially offset by cash dividends paid of $4.6 million, other comprehensive expense of $2.8 million, and treasury shares purchased of $6.6 million.

Comparison of Operating Results for the Years Ended September 30, 2020 and September 30, 2019

Net Income. Net income increased by $1.8 million, or 14.2%, to $14.4 million for the fiscal year ended September 30, 2020 from $12.6 million for the fiscal year ended September 30, 2019. The increase was primarily due to a decrease in interest expense and an increase in noninterest income partially offset by a decrease in interest income, an increase in the provision for loan losses, an increase in noninterest expense and an increase in income taxes.

Net Interest Income. Net interest income increased by $1.2 million, or 2.6%, to $48.2 million for fiscal year 2020 from $47.0 million for fiscal year 2019, primarily due to the decreases in interest expense from deposits and short-term borrowings, partially offset by the decrease in total interest income.

Interest Income. Interest income decreased $3.7 million, or 5.4%, to $64.1 million for fiscal year 2020 from $67.8 million for fiscal year 2019. The decrease resulted from a decrease of 36 basis points in the overall yield on interest earning assets to 3.57% from 3.93%, which had the effect of decreasing interest income by $4.6 million. This decrease was partially offset by a $72.2 million increase in average interest earning assets, which had the effect of increasing interest income by $949,000. The increase in average interest earning assets during 2020 compared to 2019 included increases in average loans of $52.1 million, average other assets of $76.8 million and average FHLB stock of $43,000. These increases were partially offset by decreases in average investment securities of $4.6 million, average mortgage backed securities of $52.2 million. The average yield on loans decreased to 4.01% for the fiscal year 2020, from 4.23% for the fiscal year 2019. The average yields on investment securities decreased to 3.56% from 3.68% and the average yields on mortgage backed securities decreased to 2.11% for 2020 from 2.52% for the 2019 period.

Interest Expense. Interest expense decreased $4.9 million, or 23.5%, to $15.9 million for fiscal year 2020 from $20.7 million for fiscal year 2019. The decrease in interest expense resulted from a 35 basis point decrease in the overall cost of interest bearing liabilities to 1.08% for fiscal 2020 from 1.43% for fiscal 2019 which had the effect of decreasing interest expense by $4.5 million along with an increase in average interest bearing liabilities which had the effect of decreasing interest expense by $388,000. Average savings and club accounts increased by $14.3 million, average interest bearing demand deposit accounts increased $23.9 million, average money market accounts increased $26.6 million and average certificates of deposit decreased $39.5 million. For fiscal 2020, average borrowed funds decreased $7.7 million compared to fiscal 2019. The cost of money market accounts decreased to 0.73% for fiscal year 2020 from 1.20% for fiscal year 2019. The cost of interest bearing demand deposit accounts decreased to 0.29% for fiscal year 2020 from 0.36% for fiscal year 2019. The cost of savings and club accounts increased to 0.06% for fiscal 2020 from 0.05% for fiscal 2019. The cost of certificates of deposit decreased to 1.57% from 1.95% and the cost of borrowed funds decreased to 1.87% from 2.16% for fiscal years 2020 and 2019, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $3.3 million for fiscal year 2020 compared to a $2.1 million provision for the 2019 fiscal year. The allowance for loan losses was $15.4 million, or 1.07% of loans outstanding, at September 30, 2020, compared to $12.6 million, or 0.94% of loans outstanding, at September 30, 2019. As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and lead to increases in the level of charge-offs in our loan portfolio.

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

Non-Interest Income. Non-interest income increased $5.1 million, or 62.5%, to $13.3 million for the year ended September 30, 2020, from $8.2 million for the comparable 2019 period. The increase was primarily due to increases in service charges and fees on loans of $164,000, loan swap fees of $1.3 million, gain on sale of investments, net of $2.9 million, gain on sale of loans, net of $1.5 million, trust and investment fees of $281,000 and insurance commissions of $11,000.  These increases were offset, in part, by decreases in service fees on deposit accounts of $398,000, earnings on bank owned life insurance of $27,000 and other noninterest income of $564,000. Gain on sale of investments, net included a one-time gain of $2.5 million related to a deleveraging strategy the Company executed in the fiscal fourth quarter.  During the fourth quarter of fiscal 2020, the Company identified approximately $123.0 million of higher cost FHLB advances with a weighted average coupon of approximately 2.0%. The Company utilized the proceeds from the sale of approximately $89.0 million of investment securities along with approximately $34.0 million of cash to prepay the identified FHLB advances. The gain from the sale of the investment securities approximated the prepayment penalty for the prepayment of the FHLB advances. The Company also increased noninterest income by selling fixed rate residential mortgage loans and entering into commercial loan swaps.

Non-Interest Expense. Non-interest expense increased $2.5 million, or 6.7%, to $40.6 million for fiscal year 2020 from $38.1 million for the comparable period in 2019. The primary reason for the increase in noninterest expense was due to a $2.5 million prepayment penalty resulting from the paydown of FHLB borrowings.  During the fourth quarter of fiscal 2020, the Company identified approximately $123.0 million of higher cost FHLB advances with a weighted average coupon of approximately 2.0%. The Company utilized the proceeds from the sale of approximately $89.0 million of investment securities along with approximately $34.0 million of cash to prepay the identified FHLB advances. The gain from the sale of the investment securities approximated the prepayment penalty for the prepayment of the FHLB advances.  Other changes in noninterest expense categories from the period ending September 30, 2019 to September 30, 2020 were as follows: compensation and employee benefits decreased $91,000 or 0.4%, occupancy and equipment increased $86,000 or 2.1%, professional fees decreased $128,000 or 6.2%, data processing increased $525,000 or 14.4%, advertising decreased $218,000 or 31.2%, FDIC insurance increased $303,000 or 72.7%, gain on foreclosed real estate increased $12,000 or 14.8%, amortization of intangible assets decreased $33,000 or 10.7% and other noninterest expense decreased $425,000 or 15.2%

Income Taxes. Income tax expense of $3.2 million was recognized for fiscal year 2020 compared to an income tax expense of $2.4 million recognized for fiscal year 2019. The effective tax rate for the year ended September 30, 2020 was 18.1% compared to 16.1% for the 2019 period.

Average Balance Sheets for the Years Ended September 30, 2020 and 2019

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$1,388,148	$55,668	4.01%	$1,336,019	$56,522	4.23%
Investment securities
Taxable (3)	68,456	2,534	3.70%	65,798	2,603	3.96%
Exempt from federal income tax (3) (4)	9,128	181	2.51%	16,352	335	2.59%
Total investment securities	77,584	2,715	3.56%	82,150	2,938	3.68%
Mortgage-backed securities	215,007	4,547	2.11%	267,195	6,735	2.52%
Regulatory stock	12,938	820	6.34%	12,895	968	7.51%
Other	103,521	322	0.31%	26,720	596	2.23%
Total interest-earning assets	1,797,198	64,072	3.57%	1,724,979	67,759	3.93%
Allowance for loan losses	(13,447)			(12,354)
Noninterest-earning assets	113,916			110,545
Total assets	$1,897,667			$1,823,170
Interest-bearing liabilities:
Interest bearing demand accounts	220,770	639	0.29%	196,854	713	0.36%
Money market accounts	357,779	2,619	0.73%	331,208	3,991	1.20%
Savings and club accounts	146,935	83	0.06%	132,604	71	0.05%
Certificates of deposit	456,468	7,187	1.57%	495,957	9,647	1.95%
Borrowed funds	284,688	5,337	1.87%	292,352	6,327	2.16%
Total interest-bearing liabilities	1,466,640	15,865	1.08%	1,448,975	20,749	1.43%
Non-interest bearing demand accounts	206,108			167,211
Noninterest-bearing liabilities	30,816			21,339
Total liabilities	1,703,564			1,637,525
Equity	194,103			185,645
Total liabilities and equity	$1,897,667			$1,823,170
Net interest income		$48,207			$47,010
Interest rate spread			2.49%			2.50%
Net interest-earning assets	$330,558			$276,004
Net interest margin (5)			2.68%			2.73%
Average interest-earning assets to average interest-bearing liabilities		122.54%			119.05%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized costs on loans totaling $204,000 in 2020 and $1.4 million in 2019.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2020 vs. 2019			For the Years Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$2,565	$(3,419)	$(854)	$1,808	$1,316	$3,124
Investment securities	(34)	(189)	(223)	(1,730)	1,107	(623)
Mortgage-backed securities	(1,194)	(994)	(2,188)	78	488	566
Regulatory stock	3	(151)	(148)	(502)	466	(36)
Other	(391)	117	(274)	273	(48)	225
Total interest-earning assets	949	(4,636)	(3,687)	(73)	3,329	3,256
Interest-bearing liabilities:
NOW accounts	123	(197)	(74)	33	211	244
Money market accounts	353	(1,725)	(1,372)	532	1,746	2,278
Savings and club accounts	12	-	12	-	-	-
Certificates of deposit	(714)	(1,746)	(2,460)	(355)	1,947	1,592
Borrowed funds	(162)	(828)	(990)	(581)	948	367
Total interest-bearing liabilities	(388)	(4,496)	(4,884)	(371)	4,852	4,481
Net change in interest income	$1,337	$(140)	$1,197	$298	$(1,523)	$(1,225)

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2020, the level of net interest income at risk in a 200 basis points increase or a 100 basis point decrease was within the Company’s policy limit of a decline less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2020.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	49,332	(1,350)	(2.7)
Static	50,682	-	-
+100	51,279	597	1.2
+200	49,797	(885)	(1.7)
+300	49,021	(1,661)	(3.3)
+400	48,833	(1,849)	(3.6)

The above table indicates that as of September 30, 2020, in the event of a 400 basis point instantaneous increase in interest rates, the Company would experience an 3.6%, or $1.8 million, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, the Company would experience a 2.7%, or $1.4 million, decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2020.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	194,851	(61,434)	(24.0)
Flat	256,285	-	-
+100	264,149	7,864	3.1
+200	254,605	(1,680)	(0.7)
+300	249,390	(6,895)	(2.7)
+400	246,960	(9,325)	(3.6)

The preceding table indicates that as of September 30, 2020, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 3.6%, or $9.3 million, decrease in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 24.0%, or $61.4 million, decrease in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2020, $155.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. There were $28.4 million in short-term investment securities (maturing in one year or less) at September 30, 2020. As of September 30, 2020, we had $125.9 million in borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $702.8 million.

At September 30, 2020, we had $214.7 million in loan commitments outstanding, which included $67.0 million in undisbursed construction loans, $45.9 million in unused home equity lines of credit and $73.7 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2019 totaled $367.8 million, or 79.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2021. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $19.8 million and $18.2 million for the years ended September 30, 2020 and 2019, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $15.5 million and $46.9 million in fiscal years 2020 and 2019, respectively, principally reflecting our loan and investment security activities in the respective periods. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $168.8 million and $92.7 million in the years ended September 30, 2020 and 2019, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided by (used for) financing activities of $68.4 million in fiscal year 2020, and $(56.4) million in fiscal year 2019.

We also have obligations under our post retirement plan as described in Note 12 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in fiscal year 2017.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 10 of the notes to the Consolidated Financial Statements. The Company also uses derivative financial instruments to manage interest rate risk.  For information about the Company’s derivatives and hedging activities, see Note 17 of the notes to the Consolidated Financial Statements.

For fiscal year 2020, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.  The Company used derivative financial instruments as part of its interest rate hedging activities in 2020.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to exemption rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

    None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “— Directors and Executive Officers,” “— Corporate Governance and Code of Ethics and Business Conduct” and “— Board Meetings and Committees” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on March 4, 2021 (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2020 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—	$—	140,209
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	140,209

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(A)	Report on Management’s Assessment of Internal Control over Financial Reporting
(B)	Report of Independent Registered Public Accounting Firm
(C)	Consolidated Balance Sheet - at September 30, 2020 and 2019
(D)	Consolidated Statement of Income - Years ended September 30, 2020 and 2019
(E)	Consolidated Statement of Comprehensive Income (Loss) – Years ended September 30, 2020 and 2019
(F)	Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2020 and 2019
(G)	Consolidated Statement of Cash Flows - Years ended September 30, 2020 and 2019
(H)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(1)

3.2	Bylaws of ESSA Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of ESSA Bancorp, Inc.(1)
4.2	Description of Capital Stock of ESSA Bancorp, Inc.
10.1	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Gary S. Olson dated April 23, 2013(2)

10.2	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Allan A. Muto dated May 1, 2013(2)

10.3	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Charles D. Hangen dated October 12, 2016(3)

10.4	Supplemental Executive Retirement Plan(4)

10.5	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(4)

10.6	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(4)

10.7	Endorsement Split Dollar Life Insurance Agreement for Charles D Hangen(4)

10.8	Endorsement Split Dollar Life Insurance Agreement for Ms. Weekes and Messrs. Henning, Kutteroff, Selig, and Regan(4)

10.9	ESSA Bancorp, Inc. 2016 Equity Incentive Plan(5)

10.10	ESSA Bank & Trust Performance Based Long-Term Incentive Plan(6)

10.11	ESSA Bank & Trust Amended and Restated Executive/Management Annual Incentive Compensation Plan

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive data File (formatted as Inline XBRL and contained in Exhibit 101)

1	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
2	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.
3	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2016.
4	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

5

Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on January 26, 2016.

6        Incorporated by reference to ESSA Bancorp, Inc’s Annual Report on Form 10-K filed with the securities and Exchange Commission on December 16, 2019

Item 16.	Form 10-K Summary

None.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2020, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2020, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESSA Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ESSA Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2020 and 2019; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Basis for Opinion (Continued)

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 14, 2020

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2020	2019
	(dollars in thousands)
ASSETS
Cash and due from banks	$101,447	$48,426
Interest-bearing deposits with other institutions	54,470	3,816
Total cash and cash equivalents	155,917	52,242
Investment securities available for sale, at fair value	212,484	313,393
Loans receivable (net of allowance for loan losses of $15,400 and $12,630)	1,418,182	1,328,653
Regulatory stock, at cost	7,344	11,579
Premises and equipment, net	14,230	14,335
Bank-owned life insurance	40,546	39,601
Foreclosed real estate	269	240
Intangible assets, net	791	1,066
Goodwill	13,801	13,801
Deferred income taxes	5,993	5,122
Other assets	23,958	19,395
TOTAL ASSETS	$1,893,515	$1,799,427
LIABILITIES
Deposits	$1,543,696	$1,342,830
Short-term borrowings	111,713	107,701
Other borrowings	14,164	140,581
Advances by borrowers for taxes and insurance	7,858	6,700
Other liabilities	24,687	12,107
TOTAL LIABILITIES	1,702,118	1,609,919
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,876,869 and 11,321,417 outstanding at September 30, 2020 and 2019, respectively)	181	181
Additional paid-in capital	181,487	181,161
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(7,350)	(7,803)
Retained earnings	112,612	102,465
Treasury stock, at cost; 7,256,226 and 6,811,678 shares at September 30, 2020 and 2019, respectively	(91,477)	(85,216)
Accumulated other comprehensive loss	(4,056)	(1,280)
TOTAL STOCKHOLDERS’ EQUITY	191,397	189,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,893,515	$1,799,427

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2020	2019
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$55,668	$56,522
Investment securities:
Taxable	7,081	9,338
Exempt from federal income tax	181	335
Other investment income	1,142	1,564
Total interest income	64,072	67,759
INTEREST EXPENSE
Deposits	10,528	14,422
Short-term borrowings	2,254	3,471
Other borrowings	3,083	2,856
Total interest expense	15,865	20,749
NET INTEREST INCOME	48,207	47,010
Provision for loan losses	3,275	2,076
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,932	44,934
NONINTEREST INCOME
Service fees on deposit accounts	2,921	3,319
Services charges and fees on loans	1,389	1,225
Loan swap fees	1,294	-
Unrealized (loss) gain on equity securities	(8)	5
Trust and investment fees	1,380	1,099
Gain on sale of investment securities, net	2,927	44
Gain on sale of loans, net	1,467	-
Earnings on bank-owned life insurance	945	971
Insurance commissions	829	818
Other	111	676
Total noninterest income	13,255	8,157
NONINTEREST EXPENSE
Compensation and employee benefits	23,938	24,029
Occupancy and equipment	4,275	4,189
Professional fees	1,926	2,054
Data processing	4,173	3,648
Advertising	481	699
Federal Deposit Insurance Corporation (“FDIC”) premiums	720	417
Gain on foreclosed real estate	(69)	(81)
Amortization of intangible assets	275	309
Prepayment penalty on FHLB Advances	2,504	-
Other	2,365	2,789
Total noninterest expense	40,588	38,053
Income before income taxes	17,599	15,038
Income taxes	3,183	2,415
NET INCOME	$14,416	$12,623
Earnings per share:
Basic	$1.39	$1.18
Diluted	$1.39	$1.18
Dividends per share	$0.44	$0.40

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2020	2019
	(dollars in thousands)
Net income	$14,416	$12,623
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding gain	5,917	15,458
Tax effect	(1,245)	(3,250)
Reclassification of gains recognized in net income	(2,927)	(44)
Tax effect	615	9
Net of tax amount	2,360	12,173
Pension plan adjustment:
Unrealized holding loss	(2,411)	(1,329)
Tax effect	506	279
Net of tax amount	(1,905)	(1,050)
Derivative and hedging activities adjustments:
Changes in unrealized loss on derivative included in net income	(4,644)	(2,226)
Tax effect	975	467
Reclassification adjustment for losses (gains) on derivatives included in net income	554	(934)
Tax effect	(116)	196
Net of tax amount	(3,231)	(2,497)
Total other comprehensive (loss) income	(2,776)	8,626
Comprehensive income	$11,640	$21,249

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity
		(dollars in thousands except per share data)
Balance, September 30, 2018	11,782,718	$181	$180,765	$(8,255)	$94,112	$(77,707)	$(9,910)	179,186
Net income					12,623			12,623
Other comprehensive income							8,626	8,626
Cash dividends declared ($.40 per share)					(4,266)			(4,266)
Stock-based compensation			544					544
Allocation of ESOP stock			248	452				700
Reclassification of equity investment securities					(4)		4
Allocation of treasury shares to incentive plan	25,383		(396)			288		(108)
Treasury shares purchased	(486,684)		-			(7,797)		(7,797)
Balance, September 30, 2019	11,321,417	181	181,161	(7,803)	102,465	(85,216)	(1,280)	189,508
Net income					14,416			14,416
Other comprehensive income							(2,776)	(2,776)
Cash dividends declared ($.44 per share)					(4,559)			(4,559)
Adoption of new lease standard					290			290
Stock-based compensation			504					504
Allocation of ESOP stock			211	453				664
Allocation of treasury shares to incentive plan	24,452		(389)			306		(83)
Treasury shares purchased	(469,000)		-			(6,567)		(6,567)
Balance, September 30, 2020	10,876,869	$181	$181,487	$(7,350)	$112,612	$(91,477)	$(4,056)	$191,397

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$14,416	$12,623
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,275	2,076
Provision for depreciation and amortization	1,077	1,084
Amortization and accretion of discounts and premiums, net	1,765	2,945
Net gain on sale of investment securities	(2,927)	(44)
Compensation expense from ESOP	664	700
Stock-based compensation	504	544
Amortization of right-of-use-asset	859	-
Unrealized loss (gain) on equity securities	8	(5)
Gain on sale of mortgage loans, net	(1,467)	-
Origination of mortgage loans sold	(38,288)	-
Proceeds from sale of mortgage loans originated for sale	39,755	-
(Increase) decrease in accrued interest receivable	(695)	415
(Decrease) increase in accrued interest payable	(647)	15
Earnings on bank-owned life insurance	(945)	(971)
Deferred federal income taxes	(134)	1,026
Decrease in accrued pension liability	(591)	(478)
Gain on foreclosed real estate	(11)	(81)
Amortization of intangible assets	275	309
Other, net	2,856	(1,968)
Net cash provided by operating activities	19,749	18,190
INVESTING ACTIVITIES
Certificate of deposit maturities	-	500
Investment securities available for sale:
Proceeds from sale of investment securities	115,595	45,721
Proceeds from principal repayments and maturities	53,215	46,957
Purchases	(63,545)	(20,729)
Increase in loans receivable, net	(93,307)	(4,996)
Redemption of regulatory stock	20,693	18,351
Purchase of regulatory stock	(16,458)	(16,957)
Purchase of residential real estate loans	-	(22,294)
Capital expenditures for foreclosed real estate	(15)	-
Proceeds from sale of foreclosed real estate	296	1,218
Purchase of premises, equipment, and software	(1,041)	(830)
Net cash provided by (used for) investing activities	15,433	46,941
FINANCING ACTIVITIES
Increase in deposits, net	200,866	5,975
Net increase (decrease) in short-term borrowings	4,012	(72,072)
Proceeds from other borrowings	55,661	107,105
Repayment of other borrowings	(182,078)	(85,247)
Increase (decrease) in advances by borrowers for taxes and insurance	1,158	(126)
Purchase of treasury stock shares	(6,567)	(7,797)
Dividends on common stock	(4,559)	(4,266)
Net cash provided by (used for) financing activities	68,493	(56,428)
Increase in cash and cash equivalents	103,675	8,703
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,242	43,539
CASH AND CASH EQUIVALENTS AT END OF YEAR	$155,917	$52,242

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES

	Years Ended September 30,
	2020	2019
	(dollars in thousands)
Cash paid:
Interest	$16,512	$20,734
Income taxes	8	-
Noncash items:
Transfers from loans to foreclosed real estate	299	236
Initial recognition of operating right-of-use asset	7,272
Initial recognition of operating lease liability	7,272	-
Unrealized holding gain on investment securities available for sale	2,990	15,414

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Community Bankers Bank stock. Regulatory stock is carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2020.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2020 and 2019, were not impaired. Total servicing assets included in other assets as of September 30, 2020 and 2019, were $393,000 and $177,000, respectively.

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

The other intangible assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2020 and 2019.

The following tables provide information for the carrying amount of goodwill and intangible assets (in thousands).

Goodwill	2020	2019
Balance at beginning of year	$13,801	$13,801
Goodwill acquired	-	-
Balance at end of year	$13,801	$13,801

Intangible assets	2020	2019
Balance at beginning of year	$1,066	$1,375
Intangible assets acquired	-	-
Amortization	(275)	(309)
Balance at end of year	$791	$1,066

Amortizable intangible assets were composed of the following:

		September 30,
		2020	2019
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangible	$4,787	$3,997	$3,721

	2020	2019
Aggregate amortization expense:
As of the years ended September 30	$275	$309

Estimated future amortization expense (dollars in thousands):

2021	$272
2022	239
2023	190
2024	90
$791

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic815), and Leases (Topic 842).This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.  This ASU removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium.  This ASU requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The amendments in this ASU are effective for public business entities that are not smaller reporting companies, for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2020 and 2019.

	2020	2019
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(6,991,620)	(6,562,435)
Average unearned ESOP shares	(746,824)	(792,073)
Average unearned nonvested shares	(47,168)	(45,421)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	10,347,483	10,733,166
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	-	-
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,347,483	10,733,166

At September 30, 2020, there were 36,872 shares of nonvested stock outstanding at prices ranging from $15.86 per share to $16.25 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2019 there were 34,122 shares of nonvested stock outstanding at prices ranging from $14.47 per share to $16.57 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$41,961	$1,385	$(88)	$43,258
Freddie Mac	31,642	964	(2)	32,604
Governmental National Mortgage Association securities	15,300	368	(99)	15,569
Total mortgage-backed securities	88,903	2,717	(189)	91,431
Obligations of states and political subdivisions	21,136	795	-	21,931
U.S. government treasury securities	24,990	-	-	24,990
U.S. government agency securities	7,991	57	-	8,048
Corporate obligations	51,188	807	(521)	51,474
Other debt securities	14,265	495	(150)	14,610
Total debt securities	$208,473	$4,871	$(860)	$212,484

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$126,672	$987	$(554)	$127,105
Freddie Mac	80,639	453	(331)	80,761
Governmental National Mortgage Association securities	18,590	182	(198)	18,574
Total mortgage-backed securities	225,901	1,622	(1,083)	226,440
Obligations of states and political subdivisions	19,860	356	(4)	20,212
U.S. government agency securities	6,454	234	-	6,688
Corporate obligations	43,121	594	(581)	43,134
Other debt securities	17,036	84	(201)	16,919
Total debt securities	$312,372	$2,890	$(1,869)	$313,393

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the twelve months ended September 30, 2020 and 2019.

(Dollars in thousands)	2020	2019
Net (losses) gains recognized during the period on equity securities	$(8)	$5
Less: Net (losses) gains recognized during the period on equity securities sold during the period	-	-
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(8)	$5

The amortized cost and fair value of debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$28,390	$28,411
Due after one year through five years	28,484	29,063
Due after five years through ten years	52,353	53,061
Due after ten years	99,246	101,949
Total	$208,473	$212,484

For the years ended September 30, 2020 and 2019, the Company realized gross gains of $3.0 million and $268,000  and gross losses of $43,000 and $224,000 respectively, and proceeds from the sale of investment securities of $115.6 million and $45.7 million, respectively.

Investment securities with carrying values of $212.5 million and $192.5 million at September 30, 2020 and 2019, respectively, were pledged to secure public deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	2020
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	8	$1,397	$(19)	$5,827	$(69)	$7,224	$(88)
Freddie Mac	1	330	(2)	-	-	330	(2)
Governmental National Mortgage Association securities	7	4,428	(61)	2,996	(38)	7,424	(99)
Corporate obligations	20	13,213	(93)	6,573	(428)	19,786	(521)
Other debt securities	10	-	-	3,879	(150)	3,879	(150)
Total	46	$19,368	$(175)	$19,275	$(685)	$38,643	$(860)

	2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	48	$5,568	$(6)	$45,867	$(548)	$51,435	$(554)
Freddie Mac	32	765	-	29,661	(331)	30,426	(331)
Governmental National Mortgage Association securities	12	345	(1)	8,242	(197)	8,587	(198)
Obligations of states and political subdivisions	2	2,159	(4)	-	-	2,159	(4)
Corporate obligations	13	2,063	(5)	12,015	(576)	14,078	(581)
Other debt securities	14	3,493	(16)	6,132	(185)	9,625	(201)
Total	121	$14,393	$(32)	$101,917	$(1,837)	$116,310	$(1,869)

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

The Company reviews its position quarterly and has asserted that at September 30, 2020 and 2019, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2020 and 2019, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

4.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2020	2019
Real estate loans:
Residential	$610,380	$597,514
Construction	11,853	5,672
Commercial	509,628	480,647
Commercial	139,603	55,559
Obligations of states and political subdivisions	79,230	71,828
Home equity loans and lines of credit	40,800	45,156
Auto loans	39,795	81,983
Other	2,293	2,924
	1,433,582	1,341,283
Less allowance for loan losses	15,400	12,630
Net loans	$1,418,182	$1,328,653

During 2020 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2020, the Company had outstanding principal balances of $76.8 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $1.9 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

As of September 30, 2020, approximately 67 of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $58.3 million. We have had similar request from approximately 35 mortgage customers and approximately 16 auto loan customers.  Included in commercial loans in the above table are 673 loans totaling $76.8 million originated by the Company under the Payroll Protection Program during the quarter ended September 30, 2020.  These loans are guaranteed by the Small Business Administration and mature in two years.

Included in the September 30, 2020 balances are loans acquired from Eagle National Bank in 2015.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows, since acquisition, for the years ended September 30, 2020 and 2019 (in thousands):

	2020	2019
Balance at beginning of period	$66	$107
Reclassification and other	-	-
Accretion	(9)	(41)
Balance at end of period	$57	$66

Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality were $0 and $0 of reclassifications from nonaccretable discounts to accretable discounts in 2020 and 2019 respectively.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	2020	2019
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$1,086	$1,392
Carrying amount	1,025	1,299

There has been $146,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2020. There has been $77,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2019. In addition, no allowance for loan losses has been reversed.

Loans serviced by the Company for others amounted to $132,587,000 and $85,743,000 at September 30, 2020 and 2019, respectively. The Company began selling current production residential real estate loans to the FHLB in February 2020.

The Company’s primary business activity is with customers located in counties where its branch offices are located and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2020 and 2019, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

At September 30, 2020 and 2019, the Company had nonaccrual loans of $20,330,000 and $10,063,000, respectively. Additional interest income that would have been recorded under the original terms of the loan agreements amounted to $199,000, and $277,000 for the years ended September 30, 2020 and 2019, respectively.

The following tables show the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2020
Real estate loans:
Residential	$610,380	$3,949	$-	$606,431
Construction	11,853	-	-	11,853
Commercial	509,628	11,322	1,025	497,281
Commercial	139,603	1,595	-	138,008
Obligations of states and political subdivisions	79,230	-	-	79,230
Home equity loans and lines of credit	40,800	117	-	40,683
Auto Loans	39,795	210	-	39,585
Other	2,293	11	-	2,282
Total	$1,433,582	$17,204	$1,025	$1,415,353

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2019
Real estate loans:
Residential	$597,514	$4,281	$-	$593,233
Construction	5,672	-	-	5,672
Commercial	480,647	2,633	1,299	476,715
Commercial	55,559	448	-	55,111
Obligations of states and political subdivisions	71,828	-	-	71,828
Home equity loans and lines of credit	45,156	400	-	44,756
Auto Loans	81,983	583	-	81,400
Other	2,924	31	-	2,893
Total	$1,341,283	$8,376	$1,299	$1,331,608

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2020
With no specific allowance recorded:
Real estate loans:
Residential	$3,699	$5,070	$-	$3,552	$2
Construction	-	-	-	-	-
Commercial	4,203	6,342	-	4,822	1
Commercial	1,539	1,625	-	1,427	4
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	117	222	-	245	-
Auto loans	72	131	-	114	1
Other	11	22	-	13	-
Subtotal	9,641	13,412	-	10,173	8
With an allowance recorded:
Real estate loans:
Residential	250	271	26	320	-
Construction	-	-	-	-	-
Commercial	7,119	7,169	132	799	-
Commercial	56	57	20	91	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	2	-
Auto loans	138	143	43	113	1
Other	-	-	-	6	-
Subtotal	7,563	7,640	221	1,331	1
Total:
Real estate loans:
Residential	3,949	5,341	26	3,872	2
Construction	-	-	-	-	-
Commercial	11,322	13,511	132	5,621	1
Commercial	1,595	1,682	20	1,518	4
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	117	222	-	247	-
Auto loans	210	274	43	227	2
Other	11	22	-	19	-
Total	$17,204	$21,052	$221	$11,504	$9

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With no specific allowance recorded:
Real estate loans:
Residential	$3,935	$5,309	$-	$3,657	$5
Construction	-	-	-	-	-
Commercial	2,385	4,269	-	4,129	54
Commercial	354	475	-	285	1
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	400	465	-	224	-
Auto loans	161	248	-	107	2
Other	15	22	-	13	-
Subtotal	7,250	10,788	-	8,415	62
With an allowance recorded:
Real estate loans:
Residential	346	398	36	777	-
Construction	-	-	-	-	-
Commercial	248	294	56	158	-
Commercial	94	223	6	613	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	16	-
Auto loans	422	426	144	220	-
Other	16	17	6	1	-
Subtotal	1,126	1,358	248	1,785	-
Total:
Real estate loans:
Residential	4,281	5,707	36	4,434	5
Construction	-	-	-	-	-
Commercial	2,633	4,563	56	4,287	54
Commercial	448	698	6	898	1
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	400	465	-	240	-
Auto loans	583	674	144	327	2
Other	31	39	6	14	-
Total	$8,376	$12,146	$248	$10,200	$62

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2020 and 2019 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial real estate loans	$479,475	$15,022	$15,131	$-	$509,628
Commercial	137,860	-	1,743	-	139,603
Obligations of states and political subdivisions	79,230	-	-	-	79,230
Total	$696,565	$15,022	$16,874	$-	$728,461

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Commercial real estate loans	$461,701	$7,492	$11,454	$-	$480,647
Commercial	52,486	-	3,073	-	55,559
Obligations of states and political subdivisions	71,828	-	-	-	71,828
Total	$586,015	$7,492	$14,527	$-	$608,034

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the loan classes based on payment activity as of September 30, 2020 and 2019 (in thousands):

	Performing	Nonperforming	Total
September 30, 2020
Real estate loans:
Residential	$605,757	$4,623	$610,380
Construction	11,853	-	11,853
Home equity loans and lines of credit	40,581	219	40,800
Auto Loans	39,572	223	39,795
Other	2,282	11	2,293
Total	$700,045	$5,076	$705,121

	Performing	Nonperforming	Total
September 30, 2019
Real estate loans:
Residential	$592,907	$4,607	$597,514
Construction	5,672	-	5,672
Home equity loans and lines of credit	44,534	622	45,156
Auto Loans	81,317	666	81,983
Other	2,883	41	2,924
Total	$727,313	$5,936	$733,249

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2020 and 2019 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Non-accrual	Past Due	Accruing	Non-accrual	Loans
September 30, 2020
Real estate loans:
Residential	$604,376	$979	$402	$-	$4,623	$6,004	$-	$-	$610,380
Construction	11,853	-	-	-	-	-	-	-	11,853
Commercial	494,881	1,085	-	-	12,637	13,722	236	789	509,628
Commercial	137,769	6	-	-	1,828	1,834	-	-	139,603
Obligations of states and political subdivisions	79,230	-	-	-	-	-	-	-	79,230
Home equity loans and lines of credit	40,533	48	-	-	219	267	-	-	40,800
Auto loans	38,971	593	8	-	223	824	-	-	39,795
Other	2,282	-	-	-	11	11	-	-	2,293
Total	$1,409,895	$2,711	$410	$-	$19,541	$22,662	$236	$789	$1,433,582

		31-60 Days	61-90 Days	Greater than 90 Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Non-accrual	Past Due	Accruing	Non-accrual	Loans
September 30, 2019
Real estate loans:
Residential	$590,457	$2,187	$263	$-	$4,607	$7,057	$-	$-	$597,514
Construction	5,672	-	-	-	-	-	-	-	5,672
Commercial	476,644	236	-	-	2,468	2,704	243	1,056	480,647
Commercial	54,899	20	37	-	603	660	-	-	55,559
Obligations of states and political subdivisions	71,828	-	-	-	-	-	-	-	71,828
Home equity loans and lines of credit	44,319	47	168	-	622	837	-	-	45,156
Auto loans	80,090	1,227	-	-	666	1,893	-	-	81,983
Other	2,883	-	-	-	41	41	-	-	2,924
Total	$1,326,792	$3,717	$468	$-	$9,007	$13,192	$243	$1,056	$1,341,283

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2020 and 2019 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2018	$3,605	$35	$3,458	$1,462	$323	$296	$1,859	$23	$627	$11,688
Charge-offs	(330)	-	(185)	(28)	-	(62)	(1,233)	(13)	-	(1,851)
Recoveries	113	-	60	3	-	7	518	16	-	717
Provision	855	18	473	433	20	88	240	2	(53)	2,076
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Individually evaluated for impairment	$36	$-	$56	$6	$-	$-	$144	$6	$-	$248
Collectively evaluated for impairment	4,207	53	3,750	1,864	343	329	1,240	22	574	12,382
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Charge-offs	(94)	-	(122)	-	-	(61)	(786)	(24)	-	(1,087)
Recoveries	7	-	98	1	-	17	453	6	-	582
Provision	145	74	3,427	(997)	212	52	(271)	15	618	3,275
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Individually evaluated for impairment	$26	$-	$132	$20	$-	$-	$43	$-	$-	$221
Collectively evaluated for impairment	4,275	127	7,077	854	555	337	737	25	1,192	15,179
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.  During the year ended September 30, 2020 the Company recorded provision for loan losses for the residential real estate, construction loan, commercial real estate, obligations of states and political subdivisions, home equity loans and lines of credit and other segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for the commercial loan and auto loan segments. During the year ended September 30, 2019 the Company recorded provision for loan losses for the residential real estate, construction loan, commercial real estate, commercial, obligations of states and political subdivisions, home equity loans and lines of credit, auto loan and other segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were not recorded for any loan segments. The provision for auto loans declined from $1.2 million to $240,000 due to declining balances offsetting net (of recoveries) charge off activity

The following is a summary of troubled debt restructurings granted during the periods indicated (dollars in thousands).

For the Year Ended September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	1	$534	$534
Construction	-	-	-
Commercial	-	-	-
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	1	$534	$534

	For the Year Ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	3	$259	$264
Construction	-	-	-
Commercial	2	159	159
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	2	36	36
Other	-	-	-
Total	7	$454	$459

The one new troubled debt restructurings granted for the year ended September 30, 2020, totaled $534,000 and was granted an interest rate concession.

Of the seven new troubled debt restructurings granted for the year ended September 30, 2019, four loans totaling $345,000 were granted term and rate concessions and two loans totaling $29,000 were granted term concessions and one loan totaling $80,000 was granted an interest rate concession.

For the years ended September 30, 2020 and 2019 there was no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. As of September 30, 2020, the Company has initiated formal foreclosure proceedings on $1.4 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

COVID-19 Loan Forbearance Programs

Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020.

On April 7, 2020, federal banking regulators issued a revised interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented.

According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

As of September 30, 2020, over 118 of our customers had requested loan payment deferrals or payments of interest only on loans totaling $63.5 million. In accordance with Section 4013 of the CARES Act and the interagency guidance issued on April 7, 2020, these short-term deferrals are not considered troubled debt restructurings.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

At September 30, our non-performing assets were not materially impacted by the economic pressures of COVID-19, although there can be no assurance that our non-performing assets will not increase in the future.  We continue to closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and consumer clients.

5.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2020	2019
Land and land improvements	$6,075	$6,075
Buildings and leasehold improvements	16,401	16,381
Furniture, fixtures, and equipment	12,900	12,098
Construction in process	11	18
	35,387	34,572
Less accumulated depreciation	(21,157)	(20,237)
Total	$14,230	$14,335

Depreciation expense amounted to $920,000 and $897,000 for the years ended September 30, 2020 and 2019 respectively.

6.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (dollars in thousands):

	2020		2019
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Noninterest-bearing demand accounts	-%	$242,642	-%	$175,932
Interest bearing demand accounts	0.16	274,722	0.38	224,673
Money market accounts	0.21	401,863	1.28	364,635
Savings and club accounts	0.05	160,975	0.05	135,012
Certificates of deposit	0.81	463,494	1.90	442,578
Total	0.33%	$1,543,696	1.04%	$1,342,830

	2020		2019
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Certificates of deposit:
0.00 - 2.00%	0.70%	$431,537	1.64%	$283,988
2.01 - 4.00%	2.25	31,957	2.37	158,590
Total	0.81%	$463,494	1.90%	$442,578

At September 30, 2020 scheduled maturities of certificates of deposit are as follows (in thousands):

2021	$367,761
2022	62,928
2023	12,976
2024	11,580
2025	8,249
Total	$463,494

Brokered deposits totaled $218,191,000 and $158,550,000 at September 30, 2020 and 2019, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $35,805,000 and $38,629,000 at September 30, 2020 and 2019, respectively.

The scheduled maturities of certificates of deposit in denominations of $250,000 or more as of September 30, 2020, are as follows (in thousands):

Within three months	$15,147
Three through six months	8,427
Six through twelve months	6,688
Over twelve months	8,043
Total	$38,305

7.	SHORT-TERM BORROWINGS

As of September 30, 2020, and 2019, the Company had $111,713,000 and $107,701,000 of short-term borrowings, respectively, of which  $17.7 million in 2019 were advances on a $150,000,000 line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2020, the Company had a borrowing limit of approximately $702.8 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2020	2019
Balance at year-end	$111,713	$107,701
Maximum amount outstanding at any month-end	239,467	239,824
Average balance outstanding during the year	147,179	165,730
Weighted-average interest rate:
As of year-end	0.42%	2.35%
Paid during the year	1.53%	2.10%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

8.	OTHER BORROWINGS

The following table presents contractual maturities of FHLB long-term advances (in thousands):

	Maturity Range		Stated Interest Rate Ranged
Description	From	To	From	To	2020	2019
Fixed rate					$-	$24,956
Mid-term	3/7/2022	3/6/2023	0.40	1.86	14,164	115,625
Total					$14,164	$140,581

Maturities of FHLB long-term advances are summarized as follows (in thousands):

Year Ending September 30,	Amount	Weighted- Average Rate
2021	$—	0.00%
2022	6,565	0.75
2023	7,599	1.38
Total	$14,164	1.09

The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first-mortgage loans.

9.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2020	2019
Current:
Federal	$3,313	$1,386
State	4	3
Total current taxes	3,317	1,389
Deferred income tax benefit	(134)	1,026
Change in corporate tax rate	—	—
Total income tax provision	$3,183	$2,415

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2020	2019
Deferred tax assets:
Allowance for loan losses	$3,234	$2,652
Adjustment to record funded status of pension plan	912	406
Investment losses subject to Section 382 limitation	2,022	2,203
Net unrealized loss on securities	—	—
Net unrealized loss on derivatives	1,008	149
Deferred compensation	317	274
Other real estate owned	154	148
Nonaccrual interest	140	110
Employee stock ownership plan	551	526
Alternative minimum tax	—	—
Other	2,587	1,063
Total gross deferred tax assets	10,925	7,531
Deferred tax liabilities:
Pension plan	899	775
Mortgage servicing rights	83	38
Premises and equipment	45	97
Net unrealized gain on securities	841	214
Net unrealized gain on derivatives	—	—
Low income housing tax credits	923	837
Other	2,140	448
Total gross deferred tax liabilities	4,931	2,409
Net deferred tax assets	$5,994	$5,122

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. The Company’s federal and state income tax returns for taxable years through 2016 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (dollars in thousands):

	2020		2019
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$3,696	21.0%	$3,158	21.0%
Income from bank-owned life insurance	(198)	(1.3)	(204)	(1.4)
Tax-exempt income	(369)	(2.5)	(406)	(2.7)
Low-income housing credits	(140)	(0.9)	(196)	(1.3)
Other, net	194	1.3	63	0.5
Actual tax expense and effective rate	$3,183	17.6%	$2,415	16.1%

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

The off-balance sheet commitments consist of the following (in thousands):

	2020	2019
Commitments to extend credit	$105,339	$80,476
Standby letters of credit	10,871	10,703
Unfunded lines of credit	98,455	106,704

The commitments outstanding at September 30, 2020, contractually mature in less than one year.

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

The Company is required to maintain a reserve balance with certain third party providers.  At September 30, 2020 the reserve balance was $1.2 million.

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  The case is currently stayed while the parties explore the possibility of a negotiated resolution to the case.  In an order dated November 24, 2020, the court referred the case to Magistrate Judge Timothy J. Sullivan to assist in mediation efforts.  If these discussions are not successful, the Bank will continue to defend against such allegations. To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The Bank moved to dismiss the

Sherman Act claim on October 14, 2020, and that motion is now fully briefed and awaiting a decision from the court.    The Bank intends to defend against such allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

(in thousands)		September 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$7,082
Total Lease Right-Of-Use Assets		$7,082

(in thousands)		September 30, 2020
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$7,161
Total Lease Liabilities		$7,161

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

September 30, 2020
Weighted average remaining lease term
Operating leases	14.0
Weighted average discount rate
Operating leases	2.40%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Twelve Months Ended September 30, 2020
Operating lease cost	$1,049
Variable lease cost	229
Net lease cost	$1,278

Future minimum payments for leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows:

(in thousands)	Leases
Twelve months Ended:
September 30, 2021	$980
September 30, 2022	808
September 30, 2023	706
September 30, 2024	587
September 30, 2025	505
Thereafter	4,977
Total future minimum lease payments	8,563
Amounts representing interest	(1,402)
Present Value of Net Future Minimum Lease Payments	$7,161

12.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

The Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at prime, adjustable each January 1st, 4.75% at September 30, 2020 and requires an annual payment of principal and interest through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $664,000 and $700,000, for the years ended September 30, 2020 and 2019, respectively.

The following table presents the components of the ESOP shares:

	2020	2019
Allocated shares	374,351	348,523
Shares committed to be released	33,962	33,962
Unreleased shares	735,838	781,120
Total ESOP shares	1,144,151	1,163,605
Fair value of unreleased shares (in thousands)	$9,073	$12,826

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

Restricted stock shares outstanding at September 30, 2020 vest over periods ranging from 1 year to 3 years. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

During the years ended September 30, 2020 and 2019, the Company recorded $504,000 and $544,000  of share-based compensation expense consisting of restricted stock expense.  Expected future compensation expense relating to the restricted shares outstanding, at September 30, 2020 is $1.1 million over the remaining vesting period of 3.08 years.

The following is a summary of the status of the Company’s nonvested restricted stock as of September 30, 2020, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2019	34,963	$16.13
Granted	33,367	16.19
Vested	(30,643)	16.21
Forfeited	(2,442)	16.13
Nonvested at September 30, 2020	35,245	$16.15

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

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2020	2019
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$17,637	$17,111
Service cost	-	-
Interest cost	485	693
Actuarial losses	2,670	807
Benefits paid	(477)	(974)
Projected benefit obligation at end of year	20,315	17,637
Change in plan assets:
Fair value of plan assets at beginning of year	19,395	19,720
Actual return on plan assets	1,335	649
Contributions	-	-
Benefits paid	(477)	(974)
Fair value of plan assets at end of year	20,253	19,395
Funded status	$(62)	$1,758

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2020	2019
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$4,344	$1,933

The accumulated benefit obligation for the defined benefit pension plan was $20,315,000 and $17,637,000 at September 30, 2020 and 2019, respectively.

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2020	2019
Service cost	$-	$-
Interest cost	485	693
Expected return on plan assets	(1,076)	(1,171)
Net periodic (benefit) cost	$(591)	$(478)

Weighted-average assumptions used to determine benefit obligations:

	2020	2019
Discount rate	2.33%	3.00%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2020	2019
Discount rate	3.00%	4.10%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2020 and 2019 (in thousands):

	September 30, 2020
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$8,047	$-	$8,047
Equity	-	11,900	-	11,900
Investment in short-term investments	-	306	-	306
Total assets at fair value	$-	$20,253	$-	$20,253

	September 30, 2019
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$7,736	$-	$7,736
Equity	-	11,620	-	11,620
Investment in short-term investments	-	39	-	39
Total assets at fair value	$-	$19,395	$-	$19,395

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, 2020 and 2019 by asset category, are as follows:

	September 30,
Asset Category	2020	2019
Fixed income securities	39.7%	39.9%
Equity securities	58.8	59.9
Other	1.5	0.2
Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank does not expect to make any contributions to its pension plan in 2021.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2021	$1,838
2022	626
2023	815
2024	689
2025	1,574
2026-2030	4,859

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were reinstated in March 2017. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the year ended September 30, 2020 and 2019 was $473,000 and $449,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $2.3 million and $2.2 million at September 30, 2020 and 2019, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $53,000 and $114,000 in expense related to the supplemental executive retirement plan for the years ended September 30, 2020 and 2019, respectively.

13.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2020 and 2019, was $0 and $21,390,000, respectively.  In response to the pandemic, the Federal Reserve Bank reduced the reserve requirement to zero effective March 26, 2020.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2020, the Bank met all capital adequacy requirements to which it is subject.

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

As of September 30, 2020, and 2019, the FDIC categorized the Bank and the Federal Reserve categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2020		2019
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$192,423	13.7%	$184,214	14.0%
For capital adequacy purposes	112,039	8.0	105,281	8.0
To be well capitalized	140,049	10.0	131,602	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$176,971	12.6%	$171,532	13.0%
For capital adequacy purposes	84,029	6.0	78,961	6.0
To be well capitalized	112,039	8.0	105,281	8.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$176,971	12.6%	$171,532	13.0%
For capital adequacy purposes	63,022	4.5	59,221	4.5
To be well capitalized	91,032	6.5	85,541	6.5

Tier 1 capital (to adjusted assets)

Actual	$176,971	9.1%	$171,532	9.7%
For capital adequacy purposes	77,919	4.0	70,979	4.0
To be well capitalized	97,399	5.0	88,724	5.0

The Company’s ratios do not differ significantly from the Bank’s ratios presented above.

15.	FAIR VALUE

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of September 30, 2020 and September 30, 2019 by level within the fair value hierarchy (in thousands).

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2020
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$91,431	$-	$91,431
Obligations of states and political subdivisions	-	21,931	-	21,931
U.S. government treasury securities		24,990		24,990
U.S. government agency securities	-	8,048	-	8,048
Corporate obligations	-	43,214	8,260	51,474
Other debt securities	-	14,610	-	14,610
Total debt securities	-	204,224	8,260	212,484
Equity securities - financial services	17	-	-	17
Derivatives and hedging activities	-	2,192	-	2,192
Liabilities:
Derivatives and hedging activities	-	7,002	-	7,002

	September 30, 2019
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$226,440	$-	$226,440
Obligations of states and political subdivisions	-	20,212	-	20,212
U.S. government agency securities	-	6,688	-	6,688
Corporate obligations	-	35,342	7,792	43,134
Other debt securities	-	16,919	-	16,919
Total securities	-	305,601	7,792	313,393
Equity securities - financial services	20			20
Derivatives and hedging activities	-	303	-	303
Liabilties
Derivatives and hedging activities		1,011		1,011

The following tables present a summary of changes in the fair value of the Company’s Level III investments for years ended September 30, 2020 and 2019 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2020	September 30, 2019
Beginning balance	$7,792	$7,738
Purchases, sales, issuances, settlements, net	500	-
Total unrealized gain:
Included in earnings	-	-
Included in other comprehensive income	(32)	54
Transfers into Level III	-	-
Transfers out of Level III	-	-
	$8,260	$7,792

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of September 30, 2020 and September 30, 2019 by level within the fair value hierarchy:

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2020
Impaired loans	$16,983	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.5%)
Foreclosed real estate owned	269	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (25.7%)
September 30, 2019
Impaired loans	$8,128	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.3%)
Foreclosed real estate owned	240	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (26.6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2020, 111 impaired loans with a carrying value of $17.2 million were reduced by specific valuation allowance totaling $221,000 resulting in a net fair value of $17.0 million based on Level 3 inputs. At September 30, 2019, 138 impaired loans with a carrying value of $8.4 million were reduced by a specific valuation totaling $248,000 resulting in a net fair value of $8.1 million based on Level 3 inputs.

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $17.2 million less their valuation allowances of $221,000 at September 30, 2020. The fair value consists of the loan balances of $8.4 million less their valuation allowances of $248,000 at September 30, 2019.

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

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2020 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculations of the tables below. Prior period fair value calculations were run on the assumption of entry pricing and therefore the comparability between the periods below are diminished.

	September 30, 2020
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	1,418,182	-	-	1,426,962	1,426,962
Mortgage servicing rights	393	-	-	393	393
Financial liabilities:
Deposits	$1,543,695	$1,080,201	$-	$467,630	$1,547,831
Other borrowings	14,164	-	-	14,395	14,395

	September 30, 2019
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	1,328,653	-	-	1,313,231	1,313,231
Mortgage servicing rights	177	-	-	241	241

Deposits	$1,342,830	$900,252	$-	$443,063	$1,343,315
Other borrowings	140,581	-	-	141,427	141,427

For Cash and Cash Equivalents, Accrued Interest Receivable, Regulatory Stock, Bank Owned Life Insurance, Short-Term Borrowings, Advances by Borrowers for Taxes and Insurance, and Accrued Interest Payable the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

The fair value approximates the current book value.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended September 30, 2020 and 2019, is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss) (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)
Other comprehensive income (loss) before reclassifications	(1,905)	4,672	(3,669)	(902)
Amounts reclassified from accumulated other comprehensive loss	-	(2,312)	438	(1,874)
Period change	(1,905)	2,360	(3,231)	(2,776)
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)
Balance at September 30, 2018	$(477)	$(11,369)	$1,936	$(9,910)
Other comprehensive income (loss) before reclassifications	(1,050)	12,207	(1,758)	9,399
Amounts reclassified from accumulated other comprehensive loss	-	(35)	(738)	(773)
Reclassification of certain income tax effects from other comprehensive income	-	4	-	4
Period change	(1,050)	12,176	(2,496)	8,630
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 21 % in Fiscal 2020 and 2019.

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended September 30, (3)		Affected Line Item in the Consolidated
(in thousands)	2020	2019	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$2,927	$44	Gain on sale of investment securities, net
Related income tax expense	(615)	(9)	Income taxes
Net effect on accumulated other comprehensive loss for the period	2,312	35
Derivatives and Hedging Activities (2):
Interest expense, effective portion	(554)	934	Interest expense
Related income tax expense	116	(196)	Income taxes
Net effect on accumulated other comprehensive loss for the period	(438)	738
Total reclassifications for the period	$1,874	$773

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 3, “Investment Securities.”
(2)	For additional details related to derivative financial instruments see Note17, “Derivatives and Hedging Activities.”
(3)	Amounts in parenthesis indicate debits.

17.	DERIVATIVES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2020 and 2019, (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of September 30, 2020			As of September 30, 2019
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
FHLB Advances	$-		$-	$50,000	Other Assets	$303
Commercial Loans	55,784	Other Assets	2,192	-		-
Total derivatives designated as hedging instruments	$55,784		$2,192	$50,000		$303

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of September 30, 2020			As of September 30, 2019
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

Brokered Deposits	$25,000	Other Liabilities	$700	$50,000		$-
FHLB Advances	410,000	Other Liabilities	4,098	35,000	Other Liabilities	1,011
Commercial Loans	70,784	Other Liabilities	2,204	-		-
Total derivatives designated as hedging instruments	$505,784		$7,002	$85,000		$1,011

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of September 30, 2020, the Company had nineteen interest rate swaps with a notional of $435 million associated with the Company’s cash outflows associated with various FHLB advances and brokered deposits and $71 million associated with commercial loans. As of September 30, 2019, the Company had seven interest rate swaps with a notional of $135 million associated with the company’s cash outflows associated with various FHLB advances.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2020 and 2019.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the 12 months ended September 30, 2020 and 2019, the Company had $554,000 in losses and $934,000 in gains classified to interest expense, respectively.  During the next twelve months, the Company estimates that $2.3 million will be reclassified as an increase in interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended September 30, 2020 and 2019 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative			Amount of (Loss) Gain Reclassified from Accumulated OCI into Income
	Year Ended September 30,	Year Ended September 30,	Location of Gain Reclassified from	Year Ended September 30,	Year Ended September 30,
	2020	2019	Accumulated OCI into Income	2020	2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(4,091)	$3,160	Interest Expense	$(554)	$934
Total	$(4,091)	$3,160		$(554)	$934

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

As of September 30, 2020 and 2019 the Company had derivatives in a net liability position and was required to post $7.5 million and $710,000 in collateral against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2020 and 2019, it could have been required to settle its obligations under the agreements at the termination value.

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

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2020	2019
ASSETS
Cash and due from banks	$2,044	$2,354
Equity securities	17	25
Investment in subsidiary	187,507	185,119
Premises and equipment, net	411	421
Other assets	1,590	1,702
TOTAL ASSETS	$191,569	$189,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$172	$113
Stockholders’ equity	191,397	189,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,569	$189,621

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2020	2019
INCOME
Interest income	$492	$614
Unrealized gain on equity securities	8	5
Dividends	10,000	10,000
Total income	10,500	10,619
EXPENSES
Professional fees	393	427
Other	30	29
Total expenses	423	456
Income before income tax expense	10,077	10,163
Income tax benefit	18	58
Income before equity in undistributed net earnings of subsidiary	10,059	10,105
Equity in undistributed net earnings of subsidiary	4,357	2,518
NET INCOME	$14,416	$12,623
COMPREHENSIVE INCOME	$11,640	$21,249

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$14,416	$12,623
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(4,357)	(2,518)
Provision for depreciation	10	10
Increase in accrued income taxes	(4)	(58)
Decrease (increase) in accrued interest receivable	67	(61)
Deferred federal income taxes	-	1
Loss on disposal of fixed assets	-	-
Other, net	684	707
Net cash provided by operating activities	10,816	10,704
FINANCING ACTIVITIES
Purchase of treasury stock shares	(6,567)	(7,797)
Dividends on common stock	(4,559)	(4,266)
Net cash used for financing activities	(11,126)	(12,063)
Decrease in cash	(310)	(1,359)
CASH AT BEGINNING OF YEAR	2,354	3,713
CASH AT END OF YEAR	$2,044	$2,354

20.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Total interest income	$16,513	$16,344	$15,853	$15,362
Total interest expense	4,687	4,612	3,653	2,913
Net interest income	11,826	11,732	12,200	12,449
Provision for loan losses	375	500	1,300	1,100
Net interest income after provision for loan losses	11,451	11,232	10,900	11,349
Total noninterest income	2,426	2,705	2,883	5,241
Total noninterest expense	9,763	9,824	9,130	11,871
Income before income taxes	4,114	4,113	4,653	4,719
Income taxes benefit	704	706	876	897
Net income	$3,410	$3,407	$3,777	$3,822
Per share data:
Net income
Basic	$0.33	$0.33	$0.37	$0.35
Diluted	$0.33	$0.33	$0.37	$0.35
Average shares outstanding
Basic	10,482,273	10,462,013	10,260,495	10,159,246
Diluted	10,482,283	10,462,013	10,260,729	10,159,246

	Three Months Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Total interest income	$16,869	$17,128	$17,000	$16,762
Total interest expense	4,984	5,396	5,285	5,084
Net interest income	11,885	11,732	11,715	11,678
Provision for loan losses	876	600	400	200
Net interest income after provision for loan losses	11,009	11,132	11,315	11,478
Total noninterest income	2,126	2,068	1,862	2,101
Total noninterest expense	9,652	9,711	9,518	9,172
Income before income taxes	3,483	3,489	3,659	4,407
Income taxes expense	474	630	612	699
Net income	$3,009	$2,859	$3,047	$3,708
Per share data:
Net income
Basic	$0.27	$0.26	$0.29	$0.35
Diluted	$0.27	$0.26	$0.29	$0.35
Average shares outstanding
Basic	10,951,356	10,825,626	10,574,407	10,562,770
Diluted	10,951,356	10,825,626	10,574,407	10,562,771

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 14, 2020	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director	December 14, 2020
Gary S. Olson	(Principal Executive Officer)

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer	December 14, 2020
Allan A. Muto	(Principal Financial and Accounting Officer)

/s/ Robert C. Selig, Jr.	Chairman of the Board	December 14, 2020
Robert C. Selig, Jr.

/s/ Joseph S. Durkin	Director	December 14, 2020
Joseph S. Durkin

/s/ Daniel J. Henning	Director	December 14, 2020
Daniel J. Henning

/s/ Christine D. Gordon, J.D.	Director	December 14, 2020
Christine D. Gordon, J.D.

/s/ Philip H. Hosbach, IV	Director	December 14, 2020
Philip H. Hosbach, IV

/s/ Brian T. Regan	Director	December 14, 2020
Brian T. Regan

/s/ Elizabeth B. Weekes	Director	December 14, 2020
Elizabeth B. Weekes