Form 10-Q
period 2020-12-31
ESSA Bancorp, Inc.
filed 2021-02-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

As of February 8, 2021, there were 10,820,816 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
	2020	2020
	(dollars in thousands)
ASSETS
Cash and due from banks	$157,574	$101,447
Interest-bearing deposits with other institutions	59,640	54,470
Total cash and cash equivalents	217,214	155,917
Investment securities available for sale, at fair value	174,076	212,484
Loans held for sale	623	208
Loans receivable (net of allowance for loan losses of $16,141 and $15,400)	1,375,295	1,417,974
Regulatory stock, at cost	3,641	7,344
Premises and equipment, net	14,186	14,230
Bank-owned life insurance	36,903	40,546
Foreclosed real estate	365	269
Intangible assets, net	723	791
Goodwill	13,801	13,801
Deferred income taxes	5,685	5,993
Other assets	26,306	23,958
TOTAL ASSETS	$1,868,818	$1,893,515
LIABILITIES
Deposits	$1,630,334	$1,543,696
Short-term borrowings	569	111,713
Other borrowings	14,164	14,164
Advances by borrowers for taxes and insurance	8,749	7,858
Other liabilities	20,849	24,687
TOTAL LIABILITIES	1,674,665	1,702,118
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,820,816 and 10,876,869 outstanding at December 31, 2020 and September 30, 2020, respectively)	181	181
Additional paid in capital	181,199	181,487
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(7,237)	(7,350)
Retained earnings	115,645	112,612
Treasury stock, at cost; 7,312,279 and 7,256,226 shares outstanding at December 31, 2020 and September 30, 2020, respectively	(92,338)	(91,477)
Accumulated other comprehensive loss	(3,297)	(4,056)
TOTAL STOCKHOLDERS’ EQUITY	194,153	191,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,868,818	$1,893,515

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2020	2019
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$13,760	$14,190
Investment securities:
Taxable	997	1,957
Exempt from federal income tax	40	48
Other investment income	115	318
Total interest income	14,912	16,513
INTEREST EXPENSE
Deposits	1,772	3,333
Short-term borrowings	189	505
Other borrowings	39	849
Total interest expense	2,000	4,687
NET INTEREST INCOME	12,912	11,826
Provision for loan losses	900	375
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,012	11,451
NONINTEREST INCOME
Service fees on deposit accounts	789	827
Services charges and fees on loans	425	533
Loan swap fees	211	—
Realized and unrealized gain on equity securities	7	1
Trust and investment fees	331	318
Gain on sale of investment securities available for sale, net	—	221
Gain on sale of loans, net	818	—
Earnings on Bank-owned life insurance	343	241
Insurance commissions	168	208
Other	43	77
Total noninterest income	3,135	2,426
NONINTEREST EXPENSE
Compensation and employee benefits	6,396	6,238
Occupancy and equipment	1,067	1,067
Professional fees	533	459
Data processing	1,082	1,017
Advertising	101	116
Federal Deposit Insurance Corporation (FDIC) premiums	273	133
Gain on foreclosed real estate	(19)	(20)
Amortization of intangible assets	68	72
Other	677	681
Total noninterest expense	10,178	9,763
Income before income taxes	4,969	4,114
Income taxes	834	704
NET INCOME	$4,135	$3,410
Earnings per share
Basic	$0.41	$0.33
Diluted	$0.41	$0.33
Dividends per share	$0.11	$0.11

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2020	2019
	(dollars in thousands)
Net income	$4,135	$3,410
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding loss	(225)	(21)
Tax effect	47	5
Reclassification of gains recognized in net income	—	(221)
Tax effect	—	46
Net of tax amount	(178)	(191)
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivatives included in net income	516	219
Tax effect	(107)	(46)
Reclassification adjustment for losses (gains) on derivatives included in net income	667	(68)
Tax effect	(139)	14
Net of tax amount	937	119
Total other comprehensive income (loss)	759	(72)
Comprehensive income	$4,894	$3,338

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2019	11,321,417	$181	$181,161	$(7,803)	$102,465	$(85,216)	$(1,280)	$189,508
Net income					3,410			3,410
Other comprehensive loss							(72)	(72)
Cash dividends declared ($0.11 per share)					(1,153)			(1,153)
Change in accounting principal for adoption of ASU 2016-02					290			290
Stock based compensation			240					240
Allocation of ESOP stock			75	114				189
Allocation of treasury shares to incentive plan	33,134		(420)			416		(4)
Purchase of common stock	(64,100)					(1,045)		(1,045)
Balance, December 31, 2019	11,290,451	$181	$181,056	$(7,689)	$105,012	$(85,845)	$(1,352)	$191,363

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2020	10,876,869	$181	$181,487	$(7,350)	$112,612	$(91,477)	$(4,056)	$191,397
Net income					4,135			4,135
Other comprehensive income							759	759
Cash dividends declared ($0.11 per share)					(1,102)			(1,102)
Stock based compensation			232					232
Allocation of ESOP stock			30	113				143
Allocation of treasury shares to incentive plan	43,647		(550)			550
Purchase of common stock	(99,700)					(1,411)		(1,411)
Balance, December 31, 2020	10,820,816	$181	$181,199	$(7,237)	$115,645	$(92,338)	$(3,297)	$194,153

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$4,135	$3,410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	375
Provision for depreciation and amortization	265	263
Amortization and accretion of discounts and premiums, net	(99)	600
Net gain on sale of investment securities, available for sale	—	(221)
Realized and unrealized gain on equity securities	(7)	(1)
Gain on sale of loans, net	(818)	—
Origination of residential real estate loans for sale	(19,341)	—
Proceeds on sale of residential real estate loans	19,744	—
Compensation expense on ESOP	143	189
Amortization of right-of-use asset	220	211
Stock based compensation	232	240
Decrease (increase) in accrued interest receivable	719	(53)
Increase (decrease) in accrued interest payable	37	(5)
Earnings on bank-owned life insurance	(223)	(241)
Deferred federal income taxes	106	360
Decrease in accrued pension liability	(121)	(148)
Gain on foreclosed real estate, net	(19)	(20)
Amortization of intangible assets	68	72
Other, net	(2,013)	(128)
Net cash provided by operating activities	3,928	4,903
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	—	13,024
Proceeds from principal repayments and maturities	48,319	13,434
Purchases	(10,476)	(26,235)
Decrease (increase) in loans receivable, net	42,058	(17,446)
Redemption of regulatory stock	4,884	3,882
Purchase of regulatory stock	(1,181)	(3,429)
Proceeds from sale of foreclosed real estate	83	111
Purchase of premises, equipment and software	(190)	(328)
Net cash provided by (used for) investing activities	83,497	(16,987)
FINANCING ACTIVITIES
Increase in deposits, net	86,638	6,534
Net decrease in short-term borrowings	(111,144)	(2,982)
Proceeds from other borrowings	—	13,928
Repayment of other borrowings	—	(16,549)
Increase in advances by borrowers for taxes and insurance	891	3,661
Purchase of common stock	(1,411)	(1,045)
Dividends on common stock	(1,102)	(1,153)
Net cash (used for) provided by financing activities	(26,128)	2,394
Increase (decrease) in cash and cash equivalents	61,297	(9,690)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155,917	52,242
CASH AND CASH EQUIVALENTS AT END OF YEAR	$217,214	$42,552
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$1,963	$4,692
Income taxes	—	3
Noncash items:
Transfers from loans to foreclosed real estate	160	194
Death benefit receivable on BOLI	(3,865)	—
Initial recognition of operating right-of-use asset	—	(7,272)
Initial recognition of operating lease liability	—	7,272
Unrealized holding gains	(225)	(242)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month periods ended December 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.
2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month periods ended December 31, 2020 and 2019.

	Three Months Ended
	December 31,	December 31,
	2020	2019
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(7,279,981)	(6,830,518)
Average unearned ESOP shares	(718,523)	(763,787)
Average unearned non-vested shares	(63,504)	(56,517)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,071,087	10,482,273
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	2,820	10
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,073,907	10,482,283

At December 31, 2020 there were 32,107 shares of nonvested stock outstanding at an average weighted price of $16.13 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2019 there were 53,257 shares of nonvested stock outstanding at an average weighted price of $16.16 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which codifies, as appropriate, the amended financial statement disclosure requirements in Regulation S-X Rules 13-01 and 13-02. The amendments are effective January 4, 2021. This Update did not have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which makes minor technical corrections and clarifications to the ASC. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December

15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2020, the FASB issued ASU 2020-11, Financial Services – Insurance (Topic 944), which was made in consideration of the implications of the Coronavirus Disease 2019 (COVID-19) pandemic on an insurance entity’s ability to effectively implement the amendments in Accounting Standards Update No. 2018-12, Financial Services— Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI). The amendments in this Update defer the effective date of LDTI for all entities by one year, as (1) for public business entities that meet the definition of an SEC filer and are not SRCs, LDTI is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years; and (2) for all other entities, LDTI is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate(LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$36,177	$1,205	$(79)	$37,303
Freddie Mac	27,906	893	(2)	28,797
Governmental National Mortgage Association	12,992	349	(54)	13,287
Total mortgage-backed securities	77,075	2,447	(135)	79,387
Obligations of states and political subdivisions	21,127	746	—	21,873
U.S. government agency securities	1,998	31	—	2,029
Corporate obligations	56,596	918	(479)	57,035
Other debt securities	13,494	394	(136)	13,752
Total	$170,290	$4,536	$(750)	$174,076

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$41,961	$1,385	$(88)	$43,258
Freddie Mac	31,642	964	(2)	32,604
Governmental National Mortgage Association	15,300	368	(99)	15,569
Total mortgage-backed securities	88,903	2,717	(189)	91,431
Obligations of states and political subdivisions	21,136	795	—	21,931
U.S. government agency securities	24,990	—	—	24,990
U.S. government treasury securities	7,991	57	—	8,048
Corporate obligations	51,188	807	(521)	51,474
Other debt securities	14,265	495	(150)	14,610
Total	$208,473	$4,871	$(860)	$212,484

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended December 31, 2020 and 2019.

(in thousands)	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Net gains recognized during the period on equity securities	$7	$1
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$7	$1

The amortized cost and fair value of debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,382	$3,399
Due after one year through five years	28,945	29,688
Due after five years through ten years	50,959	51,586
Due after ten years	87,004	89,403
Total	$170,290	$174,076

For the three months ended December 31, 2020, there were no sales of investment securities. For the three months ended December 31, 2019, the Company realized gross gains of $221,000 and no gross losses on proceeds from the sale on investment securities of $13.0 million

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2020
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	10	$1,513	$(16)	$5,109	$(63)	$6,622	$(79)
Freddie Mac	0	—	—	314	(2)	314	(2)
Governmental National Mortgage Association	6	1,266	(19)	3,067	(35)	4,333	(54)
Corporate obligations	24	18,570	(175)	4,066	(304)	22,636	(479)
Other debt securities	10	—	—	3,652	(136)	3,652	(136)
Total	50	$21,349	$(210)	$16,208	$(540)	$37,557	$(750)

	September 30, 2020
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	8	$1,397	$(19)	$5,827	$(69)	$7,224	$(88)
Freddie Mac	1	330	(2)	—	—	330	(2)
Governmental National Mortgage Association	7	4,428	(61)	2,996	(38)	7,424	(99)
Corporate obligations	20	13,213	(93)	6,573	(428)	19,786	(521)
Other debt securities	10	—	0	3,879	(150)	3,879	(150)
Total	46	$19,368	$(175)	$19,275	$(685)	$38,643	$(860)

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

The Company reviews its position quarterly and has asserted that at December 31, 2020, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2020	September 30, 2020
Real estate loans:
Residential	$601,530	$610,172
Construction	11,626	11,853
Commercial	508,043	509,628
Commercial	123,376	139,603
Obligations of states and political subdivisions	72,527	79,230
Home equity loans and lines of credit	40,459	40,800
Auto loans	32,013	39,795
Other	1,862	2,293
	1,391,436	1,433,374
Less allowance for loan losses	16,141	15,400
Net loans	$1,375,295	$1,417,974

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

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.4 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

Included in commercial loans in the above table are 596 loans totaling $67.5 million originated by the Company under the Payroll Protection Program during the quarter ended December 31, 2020.  These loans mature in two years.

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2020	September 30, 2020
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$992	$1,086
Carrying amount	$931	$1,025

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
December 31, 2020
Real estate loans:
Residential	$601,530	$3,580	$—	$597,950
Construction	11,626	—	—	11,626
Commercial	508,043	11,088	931	496,024
Commercial	123,376	1,195	—	122,181
Obligations of states and political subdivisions	72,527	—	—	72,527
Home equity loans and lines of credit	40,459	96	—	40,363
Auto loans	32,013	131	—	31,882
Other	1,862	11	—	1,851
Total	$1,391,436	$16,101	$931	$1,374,404

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2020
Real estate loans:
Residential	$610,172	$3,949	$—	$606,223
Construction	11,853	—	—	11,853
Commercial	509,628	11,322	1,025	497,281
Commercial	139,603	1,595	—	138,008
Obligations of states and political sub divisions	79,230	—	—	79,230
Home equity loans and lines of credit	40,800	117	—	40,683
Auto loans	39,795	210	—	39,585
Other	2,293	11	—	2,282
Total	$1,433,374	$17,204	$1,025	$1,415,145

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2020
With no specific allowance recorded:
Real estate loans
Residential	$3,367	$4,619	$—
Construction	—	—	—
Commercial	4,054	6,241	—
Commercial	1,195	1,291	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	96	182	—
Auto loans	63	95	—
Other	11	22	—
Total	8,786	12,450	—
With an allowance recorded:
Real estate loans
Residential	213	271	21
Construction	—	—	—
Commercial	7,034	7,145	61
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	68	74	20
Other	—	—	—
Total	7,315	7,490	102
Total:
Real estate loans
Residential	3,580	4,890	21
Construction	—	—	—
Commercial	11,088	13,386	61
Commercial	1,195	1,291	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	96	182	—
Auto loans	131	169	20
Other	11	22	—
Total Impaired Loans	$16,101	$19,940	$102

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2020
With no specific allowance recorded:
Real Estate Loans
Residential	$3,699	$5,070	$—
Construction	—	—	—
Commercial	4,203	6,342	—
Commercial	1,539	1,625	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	117	222	—
Auto Loans	72	131	—
Other	11	22	—
Total	9,641	13,412	—
With an allowance recorded:
Real Estate Loans
Residential	250	271	26
Construction	—	—	—
Commercial	7,119	7,169	132
Commercial	56	57	20
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	138	143	43
Other	—	—	—
Total	7,563	7,640	221
Total:
Real Estate Loans
Residential	3,949	5,341	26
Construction	—	—	—
Commercial	11,322	13,511	132
Commercial	1,595	1,682	20
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	117	222	—
Auto Loans	210	274	43
Other	11	22	—
Total Impaired Loans	$17,204	$21,052	$221

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended December 31,
	2020	2019	2020	2019
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,436	$3,933	$1	$1
Construction	—	—	—	—
Commercial	11,131	2,398	—	—
Commercial	1,313	392	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	109	322	—	—
Auto loans	55	116	—	1
Other	11	19	—	—
Total	14,055	7,180	1	2
With an allowance recorded:
Real estate loans
Residential	221	297	—	—
Construction	—	—	—	—
Commercial	2,581	333	—	—
Commercial	37	65	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	—	0	—	—
Auto loans	40	212	—	—
Other	—	5	—	—
Total	2,879	912	—	—
Total:
Real estate loans
Residential	1,657	4,230	1	1
Construction	—	—	—	—
Commercial	13,712	2,731	—	—
Commercial	1,350	457	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	109	322	—	—
Auto loans	95	328	—	1
Other	11	24	—	—
Total Impaired Loans	$16,934	$8,092	$1	$2

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at December 31, 2020 and September 30, 2020 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
December 31, 2020
Commercial real estate loans	$469,972	$18,608	$19,463	$—	$508,043
Commercial	121,932	108	1,336	—	123,376
Obligations of states and political subdivisions	72,527	—	—	—	72,527
Total	$664,431	$18,716	$20,799	$—	$703,946

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2020
Commercial real estate loans	$479,475	$15,022	$15,131	$—	$509,628
Commercial	137,860	—	1,743	—	139,603
Obligations of states and political subdivisions	79,230	—	—	—	79,230
Total	$696,565	$15,022	$16,874	$—	$728,461

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2020 and September 30, 2020 (in thousands):

	Performing	Non- performing	Total
December 31, 2020
Real estate loans:
Residential	$596,489	$5,041	$601,530
Construction	11,626	—	11,626
Home equity loans and lines of credit	40,262	197	40,459
Auto loans	31,873	140	32,013
Other	1,844	18	1,862
Total	$682,094	$5,396	$687,490

	Performing	Non- performing	Total
September 30, 2020
Real estate loans:
Residential	$605,549	$4,623	$610,172
Construction	11,853	—	11,853
Home equity loans and lines of credit	40,581	219	40,800
Auto loans	39,572	223	39,795
Other	2,282	11	2,293
Total	$699,837	$5,076	$704,913

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2020 and September 30, 2020 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
December 31, 2020
Real estate loans:
Residential	$594,713	$1,192	$584	$—	$5,041	$6,817	$—	$—	$601,530
Construction	11,626	—	—	—	—	—	—	—	11,626
Commercial	485,544	8,464	105	—	12,999	21,568	233	698	508,043
Commercial	121,882	15	10	—	1,469	1,494	—	—	123,376
Obligations of states and political subdivisions	72,527	—	—	—	—	—	—	—	72,527
Home equity loans and lines of credit	40,086	176	—	—	197	373	—	—	40,459
Auto loans	31,103	766	4	—	140	910	—	—	32,013
Other	1,844	—	—	—	18	18	—	—	1,862
Total	$1,359,325	$10,613	$703	$—	$19,864	$31,180	$233	$698	$1,391,436

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2020
Real estate loans:
Residential	$604,168	$979	$402	$—	$4,623	$6,004	$—	$—	$610,172
Construction	11,853	—	—	—	—	—	—	—	11,853
Commercial	494,881	1,085	—	—	12,637	13,722	236	789	509,628
Commercial	137,769	6	—	—	1,828	1,834	—	—	139,603
Obligations of states and political subdivisions	79,230	—	—	—	—	—	—	—	79,230
Home equity loans and lines of credit	40,533	48	—	—	219	267	—	—	40,800
Auto loans	38,971	593	8	—	223	824	—	—	39,795
Other	2,282	—	—	—	11	11	—	—	2,293
Total	$1,409,687	$2,711	$410	$—	$19,541	$22,662	$236	$789	$1,433,374

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. In addition, for the three months ended December 31, 2020, consideration was given and a credit provision was recorded for loans granted short term payment relief The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2020 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three months ended December 31, 2020 and 2019 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Charge-offs	—	—	(76)	(9)	—	(8)	(155)	(1)	—	(249)
Recoveries	—	—	17	—	—	1	72	—	—	90
Provision	206	8	712	39	(47)	20	(77)	(2)	41	900
ALL balance at December 31, 2020	$4,507	$135	$7,862	$904	$508	$350	$620	$22	$1,233	$16,141
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Charge-offs	(22)	—	(40)	—	—	(29)	(372)	(2)		(465)
Recoveries	1	—	42	1	—	1	161	1		207
Provision	(61)	29	(204)	370	(3)	68	59	(3)	120	375
ALL balance at December 31, 2019	$4,161	$82	$3,604	$2,241	$340	$369	$1,232	$24	$694	$12,747

During the three months ended December 31, 2020, the Company recorded provision expense for the residential real estate loans, construction real estate loans, commercial real estate loans, commercial loans, construction loans and home equity loans and lines of credit segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Provision expense was also recorded for possible loan losses due to the economic slowdown caused by COVID-19 restrictions. Credit provisions were recorded for loan loss for the obligations of states and political subdivisions, auto loan and other loan segments.

During the three months ended December 31, 2019, the Company recorded provision expense for the construction real estate loans, commercial, home equity loans and lines of credit and auto loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate, commercial real estate, obligations of states and political subdivisions and other loan segments.

The Company is closely monitoring all customer credit positions, particularly loans requesting payment relief.  Such loans, as of December 31, 2020, amounted to approximately 2.3% of total loans outstanding, including $28.1 million in commercial real estate loans, $108,000 in commercial loans, $3.3 million in mortgage loans and $160,000 in auto loans.  As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn, may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2020 and September 30, 2020 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$21	$—	$61	$—	$—	$—	$20	$—	$—	$102
Collectively evaluated for impairment	4,486	135	7,801	904	508	350	600	22	1,233	16,039
ALL balance at December 31, 2020	$4,507	$135	$7,862	$904	$508	$350	$620	$22	$1,233	$16,141
Individually evaluated for impairment	$26	$—	$132	$20	$—	$—	$43	$—	$—	$221
Collectively evaluated for impairment	4,275	127	7,077	854	555	337	737	25	1,192	15,179
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400

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

There were no new troubled debt restructurings granted for the three months ended December 31, 2020.

         The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2019 (dollars in thousands):

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

  The one new troubled debt restructuring granted for the three months ended December 31, 2019, totaled $534,000 and was granted an interest rate concession.

For the three months ended December 31, 2020 and 2019, no loans defaulted on a restructuring agreement within one year of modification.

As of December 31, 2020, approximately 15 of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $28.2 million. We have had similar request from approximately 17 mortgage customers and approximately 22 auto loan customers.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

At December 31, 2020, our non-performing assets were not yet materially impacted by the economic pressures of COVID-19, although there can be no assurance that our non-performing assets will not increase in the future. In addition, we will continue to closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and consumer clients..

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2020	September 30, 2020
Non-interest bearing demand accounts	$256,202	$242,642
Interest bearing demand accounts	314,509	274,722
Money market accounts	390,173	401,863
Savings and club accounts	168,435	160,975
Certificates of deposit	501,015	463,494
Total	$1,630,334	$1,543,696

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three month periods ended December 31, 2020 and 2019 (in thousands):

	For the Three Months Ended December 31,
	2020	2019
Service Cost	$—	$—
Interest Cost	113	121
Expected return on plan assets	(289)	(269)
Amortization of net loss from earlier periods	55	—
Net periodic benefit cost	$(121)	$(148)

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

Restricted stock shares outstanding at December 31, 2020 vest over periods ranging from 9 to 45 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

 For the three months ended December 31, 2020 and 2019, the Company recorded $232,000 and $240,000 of share-based compensation expense, respectively, comprised of restricted stock expense.   Expected future compensation expense relating to the restricted shares outstanding at December 31, 2020 is $867,000 over the remaining vesting period of 3.75 years.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2020, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2020	35,245	$16.15
Granted	43,939	12.56
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2020	79,184	$14.16

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of December 31, 2020 and September 30, 2020 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	December 31, 2020
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$79,387	$—	$79,387
Obligations of states and political subdivisions	—	21,873	—	21,873
U.S. government agencies	—	2,029	—	2,029
Corporate obligations	—	51,647	5,388	57,035
Other debt securities	—	13,752	—	13,752
Total debt securities	$—	$168,688	$5,388	$174,076
Equity securities- financial services	24	—	—	24
Derivatives and hedging activities	—	1,694	—	1,694
Liabilities
Derivatives and hedging activities	—	5,315	—	5,315

	September 30, 2020
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$91,431	$—	$91,431
Obligations of states and political subdivisions	—	21,931	—	21,931
U.S. government treasury securities	—	24,990	—	24,990
U.S. government agencies	—	8,048	—	8,048
Corporate obligations	—	43,214	8,260	51,474
Other debt securities	—	14,610	—	14,610
Total debt securities	$—	$204,224	$8,260	$212,484
Equity securities-financial services	17	—	—	17
Derivatives and hedging activities	—	2,192	—	2,192
Liabilities:
Derivatives and hedging activities	—	7,002	—	7,002

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended December 31, 2020 and 2019 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	December 31, 2020	December 31, 2019
Beginning balance	$8,260	$7,792
Purchases, sales, issuances, settlements, net	(3,000)	—
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income (loss)	128	29
Transfers in and/or out of Level III	—	—
	$5,388	$7,821

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of December 31, 2020 and September 30, 2020 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	December 31, 2020
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$160	$160
Impaired loans	—	—	7,213	7,213

	September 30, 2020
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$269	$269
Impaired loans	—	—	16,983	16,983

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2020
Impaired loans	$7,213	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.4%)
Foreclosed real estate owned	160	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (27.9%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2020
Impaired loans	$16,983	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.5%)
Foreclosed real estate owned	269	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (25.7%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2020, 14 impaired loans with a carrying value of $7.3 million were reduced by specific valuation allowance totaling $102,000 resulting in a net fair value of $7.2 million based on Level 3 inputs. At September 30, 2020, 111 impaired loans with a carrying value of $17.2 million were reduced by a specific valuation totaling $221,000 resulting in a net fair value of $17.0 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the consolidated Balance Sheet at December 31, 2020 and September 30, 2020 by level within the fair value hierarchy:

	December 31, 2020
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	1,375,295	—	—	1,387,543	1,387,543
Mortgage servicing rights	511	—	—	511	511
Financial liabilities:
Deposits	$1,630,334	$1,129,319	$—	$505,649	$1,634,968
Other borrowings	14,164	—	—	15,392	15,392

	September 30, 2020
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	1,418,182	—	—	1,426,962	1,426,962
Mortgage servicing rights	393	—	—	393	393
Financial liabilities:
Deposits	$1,543,696	$1,080,201	$—	$467,630	$1,547,831
Other borrowings	14,164	—	—	17,721	17,721

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

The activity in accumulated other comprehensive income (loss) for the three month periods ended December 31, 2020 and 2019 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)
Other comprehensive income (loss) before reclassifications	—	(174)	406	232
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	527	527
Period change	—	(174)	933	759
Balance at December 31, 2020	$(3,432)	$2,993	$(2,858)	$(3,297)
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)
Other comprehensive income (loss) before reclassifications	—	(16)	173	157
Amounts reclassified from accumulated other comprehensive income (loss)	—	(175)	(54)	(229)
Period change	—	(191)	119	(72)
Balance at December 31, 2019	$(1,527)	$616	$(441)	$(1,352)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three month periods ended December 31, 2020 and 2019 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
	2020	2019
Securities available for sale
Net securities gains reclassified into earnings	$—	$221	Gain on sale of investment securities available for sale, net
Related income tax expense	—	(46)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	—	175
Derivatives and hedging activities:
Interest expense, effective portion	(667)	68	Deposits and short-term borrowings interest expense
Related income tax expense	140	(14)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(527)	54
Total reclassification for the period	$(527)	$229

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2020 and September 30, 2020 (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of December 31, 2020			As of September 30, 2020
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

Commercial Loans	$62,765	Other Assets	$1,694	$55,784	Other Assets	$2,192
Total	$62,765		$1,694	$55,784		$2,192

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of December 31, 2020			As of September 30, 2020
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

FHLB Advances	$-	Other Liabilities	$-	$25,000	Other Liabilities	$700
Brokered Deposits	420,000	Other Liabilities	3,616	410,000	Other Liabilities	4,098
Commercial Loans	77,716	Other Liabilities	1,699	70,784	Other Liabilities	2,204
Total	$497,716		$5,315	$505,784		$7,002

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of December 31, 2020, the Company had eighteen interest rate swaps with a notional principal amount of $420 million associated with the Company’s cash outflows associated with various brokered certificates and $78 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2020 and 2019.

Amounts reported in accumulated other comprehensive income ( loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended December 31, 2020 and 2019, the Company had $667,000 of losses which resulted in an increase to interest expense and $68,000 of gains reclassified which resulted in a decrease to interest expense. During the next twelve months, the Company estimates that $2.0 million will be reclassified as a increase to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three month periods ended December 31, 2020 and 2019 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Gain Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Interest Rate Products	$1,181	$151	Interest expense	$(667)	$68
Total	$1,181	$151		$(667)	$68

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

As of December 31, 2020, the Company had derivatives in a net liability position and was required to post $5.3 million in collateral against its obligations under these agreements.  As of September 30, 2019, the Company was required to post $7.5 million in collateral against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2020 and September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.
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

14.	Revenue Recognition

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and earnings on bank owned life insurance are not within the scope of Topic 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 90.3% of the total revenue of the Corporation.

Noninterest income within the scope of Topic 606 are as follows:

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

(in thousands)		December 31, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,885
Total Lease Right-Of-Use Assets		$6,885

(in thousands)		December 31, 2020
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,984
Total Lease Liabilities		$6,984

(in thousands)		September 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$7,082
Total Lease Right-Of-Use Assets		$7,082

(in thousands)		September 30, 2020
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$7,161
Total Lease Liabilities		$7,161

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

December 31, 2020
Weighted average remaining lease term
Operating leases	13.3 years
Weighted average discount rate
Operating leases	2.40%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended December 31, 2020
Operating lease cost	$263
Variable lease cost	64
Net lease cost	$327

Lease Costs (in thousands)	Three Months Ended December 31,2019
Operating lease cost	$254
Variable lease cost	59
Net lease cost	$313

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
December 31, 2021	$963
December 31, 2022	1,247
December 31, 2023	711
December 31, 2024	536
December 31, 2025	509
Thereafter	4,998
Total future minimum lease payments	8,964
Amounts representing interest	(1,980)
Present Value of Net Future Minimum Lease Payments	$6,984

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at December 31, 2020 and September 30, 2020

Total Assets. Total assets decreased by $61.3 million, or 1.3%, to $1.87 billion at December 31, 2020 from $1.89 billion at September 30, 2020 due primarily to a decline in investment securities available for sale and loans receivable partially offset by increases in cash and due from banks and interest bearing deposits with other institutions. At the onset of the pandemic, the Company moved quickly to build its liquidity as an offset to the economic uncertainty caused by the resulting economic slowdown.  The Company built a laddered maturity of primarily FHLB borrowings at attractive interest rates to support that liquidity.  The Company will continue to maintain a strong liquidity position against the changing economic forecasts through daily monitoring.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $61.3 million, or 39.3%, to $217.2 million at December 31, 2020 from $155.9 million at September 30, 2020 as a result of pandemic-oriented balance sheet adjustments made to mitigate related risks. Decreases in investment and loan balances outstanding, offset in part by a decrease in liabilities accounted for the majority of the first quarter increase. The Company built the majority of its cash position in the fiscal second quarter of 2020 and has maintained that position through the first quarter of fiscal 2021 to remain prepared for ongoing economic uncertainties.

Net Loans. Net loans decreased $42.7 million, or 3.0%, to $1.38 billion at December 31, 2020 from $1.42 billion at September 30, 2020. During this period, residential loans decreased $8.6 million to $601.5 million, construction loans decreased $227,000 to $11.6 million, commercial real estate loans decreased $1.6 million to $508.0 million, commercial loans decreased $16.2 million to $123.4 million partially due to the repayment of $9.7 million in PPP loans carried in the commercial loan portfolio, obligations of states and political subdivisions decreased $6.7 million to $72.5 million, home equity loans and lines of credit decreased $341,000 to $40.5 million, auto loans decreased $7.8 million to $32.0 million reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $431,000 to $1.9 million. The Company sold $18.7 million in residential mortgage loans to the Federal Home Loan Bank of Pittsburgh during the fiscal first quarter, recording gains on the sale of these loans in noninterest income.

Investment Securities Available for Sale. Investment securities available for sale decreased $38.4 million, or 18.1%, to $174.1 million at December 31, 2020 from $212.5 million at September 30, 2020 due primarily to the maturity of a $25.0 million United States treasury security.  The Company has continued to maintain a liquid position in cash and cash equivalents and has limited its investment purchases.

Deposits. Deposits increased $86.6 million, or 5.6%, to $1.63 billion at December 31, 2020 from $1.54 billion at September 30, 2020 due primarily to an increase in interest bearing demand accounts, certificate of deposits, non-interest bearing demand accounts and savings and club accounts offset by a decrease in money markets accounts. Increases in non-interest bearing demand accounts of $13.6 million, interest bearing demand accounts of $39.8 million, certificates of deposit of $37.5 million and savings and club accounts of $7.5 million were offset in part by a decrease in money market accounts of $11.7 million. The overall increase in certificates of deposit, reflected an increase in brokered certificates of $111.6 million as the Company shifted its wholesale funding from borrowed funds to cheaper costing brokered deposits.

Borrowed Funds. Borrowed funds decreased by $111.4 million, or 88.3%, to $14.7 million at December 31, 2020, from $125.9 million at September 30, 2020. The decrease in borrowed funds was due to a decrease in short term borrowings of $111.1 million. All borrowings at December 31, 2020 represent advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and were a result of pandemic-oriented balance sheet adjustments made to mitigate related risks.

Stockholders’ Equity. Stockholders’ equity increased by $2.8 million, or 1.4%, to $194.2 million at December 31, 2020 from $191.4 million at September 30, 2020. The increase in stockholders’ equity was primarily due to net income of $4.1 million, which was partially offset by an increase in treasury stock due to the repurchase by the Company of 99,700 shares of its common stock at an aggregate cost of $1.41 million under a previously disclosed stock repurchase plan and regular cash dividends of $0.11 per share, which reduced stockholders’ equity by $1.1 million.

Average Balance Sheets for the Three Months Ended December 31, 2020 and 2019

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,419,348	$13,760	3.85%	$1,342,449	$14,190	4.21%
Investment Securities
Taxable(2)	94,568	632	2.65%	66,300	626	3.76%
Exempt from federal income tax(2)(3)	8,474	40	2.37%	9,674	48	2.50%
Total investment securities	103,042	672	2.63%	75,974	674	3.60%
Mortgage-backed securities	100,070	365	1.45%	235,132	1,331	2.25%
Federal Home Loan Bank stock	5,428	77	5.63%	11,104	208	7.45%
Other	178,228	38	0.08%	29,075	110	1.51%
Total interest-earning assets	1,806,116	14,912	3.28%	1,693,734	16,513	3.88%
Allowance for loan losses	(15,678)			(12,666)
Noninterest-earning assets	118,985			107,133
Total assets	$1,909,423			$1,788,201
Interest-bearing liabilities:
NOW accounts	$261,026	$97	0.15%	$224,362	$229	0.41%
Money market accounts	412,381	201	0.19%	347,855	974	1.11%
Savings and club accounts	163,805	22	0.05%	136,171	18	0.05%
Certificates of deposit	536,021	1,452	1.07%	442,516	2,112	1.90%
Borrowed funds	64,471	228	1.40%	247,906	1,354	2.17%
Total interest-bearing liabilities	1,437,704	2,000	0.55%	1,398,810	4,687	1.33%
Non-interest-bearing NOW accounts	247,345			178,332
Non-interest-bearing liabilities	30,269			19,802
Total liabilities	1,715,318			1,596,944
Equity	194,105			191,257
Total liabilities and equity	$1,909,423			$1,788,201
Net interest income		$12,912			$11,826
Interest rate spread			2.73%			2.55%
Net interest-earning assets	$368,412			$294,924
Net interest margin(4)			2.84%			2.78%
Average interest-earning assets to average interest-bearing liabilities		125.63%			121.08%

_____________________

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended December 31, 2020 and 2019.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2020 and December 31, 2019

Net Income. Net income increased $725,000, or 21.3%, to $4.1 million for the three months ended December 31, 2020 compared to net income of $3.4 million for the comparable period in 2019. The increase was primarily due to increases in net interest income and non-interest income partially offset by increases in noninterest expense, the provision for loan losses and the income tax provision.

Net Interest Income. Net interest income increased $1.8 million, or 9.2%, to $12.9 million for the three months ended December 31, 2020 compared to $11.8 million for the comparable period in 2019.

Interest Income. Total interest income was $14.9 million for the three months ended December 31, 2020 compared with $16.5 million for the three months ended December 31, 2019 reflecting a decline in interest rates and a decrease in the total yield on average interest earning assets from 3.88% for the quarter ended December 31, 2019 to 3.28% for the quarter ended December 31, 2020. The decline in rates was partially offset by growth of $112.4 million in average interest earning assets.  The majority of the growth, however, was in the lower yielding cash category of interest earning assets.

Interest Expense. Interest expense declined to $2.0 million for the quarter ended December 31, 2020 compared to $4.7 million for the same period in 2019. The cost of interest bearing liabilities declined from 1.33% for the 2019 period to 0.55% for the 2020 period, reflecting lower interest rates, timely repricing of deposits, roll-off of higher-cost borrowings and strong balance sheet management. Balance sheet management includes the effect of the deleverage transaction completed by the Company during the fourth quarter of 2020 that decreased the Company’s borrowed funds by approximately $123.0 million.  Average interest-bearing liabilities grew $38.9 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $900,000 for the three month period ended December 31, 2020 compared to $375,000 for the three month period ended December 31, 2019. The allowance for loan losses was $16.1 million, or 1.16% of loans outstanding at December 31, 2020, compared to $15.4 million, or 1.07% of loans outstanding, at September 30, 2020. As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income increased 29% to $3.1 million for the three months ended December 31, 2020, compared with $2.4 million for the three months ended December 31, 2019. Noninterest income in the fiscal first quarter of 2021 included approximately $818,000 in gains on sales of residential mortgages, primarily lower-interest 30-year fixed rate loans. The Company’s strategy continues to focus on commercial banking and decreasing the amount of long-term, low interest, retained residential mortgages. Loan swap fees were $211,000 in fiscal first quarter 2021 compared to no similar fees in fiscal first quarter 2020.  In addition, the Company recorded $120,000 in earnings on bank-owned life insurance during this fiscal first quarter due to the notice of death of a former executive included in the Company’s bank-owned life insurance policies.

Non-interest Expense. Noninterest expense increased $415,000 of 4.3% to $10.2 million for the three months ended December 31, 2020 compared with $9.8 million for the comparable period a year earlier primarily reflecting increases in compensation and employee benefits expenses and Federal Deposit Insurance Corporation premiums.

Income Taxes. Income tax expense increased $130,000 to $834,000 for the three months ended December 31, 2020 from $704,000 for the comparable 2019 period. The effective tax rate for the three months ended December 31, 2020 was 16.8% compared to 17.1% for the 2019 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	December 31, 2020	September 30, 2020
Non-performing assets:
Non-accruing loans	$19,864	$19,541
Non-accruing purchased credit impaired loans	698	789
Total non-performing loans	20,562	20,330
Foreclosed real estate	365	269
Total non-performing assets	$20,927	$20,599
Ratio of non-performing loans to total loans	1.48%	1.42%
Ratio of non-performing loans to total assets	1.10%	1.07%
Ratio of non-performing assets to total assets	1.12%	1.09%
Ratio of allowance for loan losses to total loans	1.16%	1.07%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $328,000 from September 30, 2020 to December 31, 2020. The primary reason for the increase in nonperforming assets at December 31, 2020 as compared to September 30, 2020 was the an increase in non-performing residential loans of $417,000.  Included in non-performing assets are two nonperforming commercial real estate loans totaling $9.3 million.  These loans are well collateralized and carry personal guarantees. The number of nonperforming residential loans was 58 at December 31, 2020 compared to 56 at September 30, 2020. The $20.6 million of non-accruing loans at December 31, 2020 included 58 residential loans with an aggregate outstanding balance of $5.0 million, 39 commercial and commercial real estate loans with aggregate outstanding balances of $15.2 million and 54 consumer loans with aggregate balances of $355,000. Within the residential loan balance were $2.7 million of loans less than 90 days past due. In the quarter ended December 31, 2020, the Company identified 22 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $96,000 to $365,000 at December 31, 2020. Foreclosed real estate consists of nine residential properties.

At December 31, 2020, the principal balance of troubled debt restructures (“TDRs”) was $2.1 million compared to $2.7 million at September 30, 2020. All of the $2.1 million of troubled debt restructures at December 31, 2020 are non-accrual loans.

As of December 31, 2020, TDRs were comprised of 14 residential loans totaling $1.5 million, three commercial and commercial real estate loans totaling $544,000 and five consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $72,000.

For the three month period ended December 31, 2020, three loans were paid in full and removed from non-performing TDR status and one loan was removed due to completion of one year of consecutive on time payments.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2020, $170.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of December 31, 2020, we had $289.5 million in borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $687.7 million.

At December 31, 2020, we had $231.9 million in loan commitments outstanding, which included, in part, $89.2 million in undisbursed construction loans and land development loans, $45.2 million in unused home equity lines of credit, $80.4 million in commercial lines of credit and commitments to originate commercial loans, $9.8 million in performance standby letters of credit and $12.3 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2020 totaled $405.9 million, or 81.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2021. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $58,000 and $4.9 million for the three months ended December 31, 2020 and 2019, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was $87.4 million and $(17.0) million for the three months ended December 31, 2020 and 2019, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash (used for) provided by, of $(26.1) million and $2.4 million for the three months ended December 31, 2020 and 2019, respectively.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2020.

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

There were no changes made in the Company’s internal controls over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A.Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2020, filed on December 14, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
October 31, 2020	40,900	$13.06	40,900	459,100
November 30, 2020	58,800	$14.54	58,800	400,300
December 31, 2020	—	$—	—	400,300
Total	99,700	$13.49	99,700

______________________

(1)  On August 25, 2020 the Company announced the authorization of an eighth repurchase program for up to 500,000 shares of its common stock.  This program has no expiration date.

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

ESSA BANCORP, INC.

Date: February 9, 2021	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 9, 2021	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer