Form 10-Q
period 2021-03-31
ESSA Bancorp, Inc.
filed 2021-05-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there were 10,667,401 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	September 30,
	2021	2020
	(dollars in thousands)
ASSETS
Cash and due from banks	$196,535	$101,447
Interest-bearing deposits with other institutions	114,402	54,470
Total cash and cash equivalents	310,937	155,917
Investment securities available for sale, at fair value	161,240	212,484
Investment securities held to maturity, at amortized cost	6,096	—
Loans held for sale	912	208
Loans receivable (net of allowance for loan losses of $17,154 and $15,400)	1,386,805	1,417,974
Regulatory stock, at cost	3,846	7,344
Premises and equipment, net	14,148	14,230
Bank-owned life insurance	37,094	40,546
Foreclosed real estate	394	269
Intangible assets, net	655	791
Goodwill	13,801	13,801
Deferred income taxes	5,190	5,993
Other assets	28,671	23,958
TOTAL ASSETS	$1,969,789	$1,893,515
LIABILITIES
Deposits	$1,740,140	$1,543,696
Short-term borrowings	—	111,713
Other borrowings	—	14,164
Advances by borrowers for taxes and insurance	11,668	7,858
Other liabilities	19,373	24,687
TOTAL LIABILITIES	1,771,181	1,702,118
STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,731,235 and 10,876,869 outstanding at March 31, 2021 and September 30, 2020, respectively)	181	181
Additional paid in capital	181,353	181,487
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(7,132)	(7,350)
Retained earnings	118,769	112,612
Treasury stock, at cost; 7,401,860 and 7,256,226 shares outstanding at March 31, 2021 and September 30, 2020, respectively	(93,785)	(91,477)
Accumulated other comprehensive loss	(778)	(4,056)
TOTAL STOCKHOLDERS’ EQUITY	198,608	191,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,969,789	$1,893,515

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$13,670	$14,005	$27,430	$28,195
Investment securities:
Taxable	882	1,945	1,879	3,902
Exempt from federal income tax	41	48	81	96
Other investment income	70	346	185	664
Total interest income	14,663	16,344	29,575	32,857
INTEREST EXPENSE
Deposits	1,589	3,228	3,361	6,561
Short-term borrowings	20	489	209	994
Other borrowings	23	895	62	1,744
Total interest expense	1,632	4,612	3,632	9,299
NET INTEREST INCOME	13,031	11,732	25,943	23,558
Provision for loan losses	900	500	1,800	875
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,131	11,232	24,143	22,683
NONINTEREST INCOME
Service fees on deposit accounts	735	778	1,524	1,605
Services charges and fees on loans	492	341	917	660
Loan swap fees	410	359	621	573
Realized and unrealized gain (loss) on equity securities, net	4	(6)	11	(5)
Trust and investment fees	345	429	676	747
Gain on sale of investment securities available for sale, net	417	160	417	381
Gain on sale of loans, net	669	144	1,487	144
Earnings on Bank-owned life insurance	191	235	534	476
Insurance commissions	166	238	334	446
Other	86	27	129	104
Total noninterest income	3,515	2,705	6,650	5,131
NONINTEREST EXPENSE
Compensation and employee benefits	6,372	6,077	12,768	12,315
Occupancy and equipment	1,130	1,069	2,197	2,136
Professional fees	524	533	1,057	992
Data processing	1,139	1,085	2,221	2,102
Advertising	152	118	253	234
Federal Deposit Insurance Corporation (FDIC) premiums	281	205	554	338
(Gain) loss on foreclosed real estate	(86)	86	(105)	66
Amortization of intangible assets	67	68	135	140
Other	856	583	1,533	1,264
Total noninterest expense	10,435	9,824	20,613	19,587
Income before income taxes	5,211	4,113	10,180	8,227
Income taxes	871	706	1,705	1,410
NET INCOME	$4,340	$3,407	$8,475	$6,817
Earnings per share
Basic	$0.43	$0.33	$0.84	$0.65
Diluted	$0.43	$0.33	$0.84	$0.65
Dividends per share	$0.12	$0.11	$0.23	$0.22

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(dollars in thousands)
Net income	$4,340	$3,407	$8,475	$6,817
Other comprehensive income
Investment securities available for sale:
Unrealized holding (loss) gain	(645)	5,693	(869)	5,672
Tax effect	135	(1,196)	185	(1,191)
Reclassification of gains recognized in net income	(417)	(160)	(417)	(381)
Tax effect	88	34	88	80
Net of tax amount	(839)	4,371	(1,013)	4,180
Pension plan:
Reclassification of losses recognized in net income	(111)	-	(111)	-
Tax effect	24	-	24	-
Net of tax amount	(87)	-	(87)	—
Derivative and hedging activities adjustments:
Changes in unrealized holding gains (losses) on derivatives included in net income	3,721	(2,555)	4,235	(2,352)
Tax effect	(785)	524	(893)	494
Reclassification adjustment for losses (gains) on derivatives included in net income	644	10	1,311	(58)
Tax effect	(135)	(2)	(275)	12
Net of tax amount	3,445	(2,023)	4,378	(1,904)
Total other comprehensive income	2,519	2,348	3,278	2,276
Comprehensive income	$6,859	$5,755	$11,753	$9,093

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, December 31, 2019	11,290,451	$181	$181,056	$(7,689)	$105,012	$(85,845)	$(1,352)	$191,363
Net income					3,407			3,407
Other comprehensive loss							2,348	2,348
Cash dividends declared ($0.11 per share)					(1,154)			(1,154)
Stock based compensation			93					93
Allocation of ESOP stock			69	113				182
Purchase of common stock	(184,564)					(2,573)		(2,573)
Balance, March 31, 2020	11,105,887	$181	$181,218	$(7,576)	$107,265	$(88,418)	$996	$193,666

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, December 31, 2020	10,820,816	$181	$181,199	$(7,237)	$115,645	$(92,338)	$(3,297)	$194,153
Net income					4,340			4,340
Other comprehensive income							2,519	2,519
Cash dividends declared ($0.12 per share)					(1,216)			(1,216)
Stock based compensation			94					94
Allocation of ESOP stock			60	105				165
Allocation of treasury shares to incentive plan	(65)					-		—
Purchase of common stock	(89,516)					(1,447)		(1,447)
Balance, March 31, 2021	10,731,235	$181	$181,353	$(7,132)	$118,769	$(93,785)	$(778)	$198,608

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, September 30, 2019	11,321,417	$181	$181,161	$(7,803)	$102,465	$(85,216)	$(1,280)	$189,508
Net Income					6,817			6,817
Other comprehensive income							2,276	2,276
Cash dividends declared ($0.22 per share)					(2,307)			(2,307)
Change in accounting principal for adoption of ASU 2016-02					290			290
Stock based compensation			333					333
Allocation of ESOP stock			144	227				371
Allocation of treasury shares to incentive plan	33,134		(420)			416		(4)
Purchase of common stock	(248,664)					(3,618)		(3,618)
Balance, March 31, 2020	11,105,887	$181	$181,218	$(7,576)	$107,265	$(88,418)	$996	$193,666

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands except share data)
Balance, September 30, 2020	10,876,869	$181	$181,487	$(7,350)	$112,612	$(91,477)	$(4,056)	$191,397
Net income					8,475			8,475
Other comprehensive income							3,278	3,278
Cash dividends declared ($0.23 per share)					(2,318)			(2,318)
Stock based compensation			326					326
Allocation of ESOP stock			90	218				308
Allocation of treasury shares to incentive plan	43,582		(550)			550		—
Purchase of common stock	(189,216)					(2,858)		(2,858)
Balance, March 31, 2021	10,731,235	$181	$181,353	$(7,132)	$118,769	$(93,785)	$(778)	$198,608

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2021	2020
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$8,475	$6,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	875
Provision for depreciation and amortization	526	536
Amortization and accretion of discounts and premiums, net	(637)	1,123
Net gain on sale of investment securities, available for sale	(417)	(381)
Realized and unrealized gain on equity securities	(11)	5
Gain on sale of loans, net	(1,487)	(144)
Origination of residential real estate loans for sale	(41,299)	(4,000)
Proceeds on sale of residential real estate loans	42,082	4,144
Compensation expense on ESOP	308	371
Amortization of right-of-use asset	445	443
Stock based compensation	326	333
Decrease (increase) in accrued interest receivable	938	(368)
(Decrease) increase in accrued interest payable	(393)	174
Earnings on bank-owned life insurance	(414)	(476)
Deferred federal income taxes	(68)	327
Decrease in accrued pension liability	(352)	(296)
Gain on foreclosed real estate, net	(105)	66
Amortization of intangible assets	135	140
Other, net	(1,408)	867
Net cash provided by operating activities	8,444	10,556
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	10,721	24,009
Proceeds from principal repayments and maturities	65,534	25,457
Purchases	(26,493)	(37,532)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	10	—
Purchases	(6,106)	—
Decrease (increase) in loans receivable, net	30,366	(31,133)
Redemption of regulatory stock	5,557	7,796
Purchase of regulatory stock	(2,059)	(13,501)
Proceeds from sale of foreclosed real estate	233	111
Purchase of premises, equipment and software	(388)	(743)
Net cash provided by (used for) investing activities	77,375	(25,536)
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	196,444	(15,217)
Net (decrease) increase in short-term borrowings	(111,713)	131,197
Proceeds from other borrowings	—	51,527
Repayment of other borrowings	(14,164)	(30,346)
Increase in advances by borrowers for taxes and insurance	3,810	5,021
Purchase of common stock	(2,858)	(3,618)
Dividends on common stock	(2,318)	(2,307)
Net cash provided by financing activities	69,201	136,257
Increase in cash and cash equivalents	155,020	121,277
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155,917	52,242
CASH AND CASH EQUIVALENTS AT END OF YEAR	$310,937	$173,519
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$4,025	$9,125
Income taxes	—	8
Noncash items:
Transfers from loans to foreclosed real estate	253	345
Death benefit receivable on BOLI	(3,865)	—
Initial recognition of operating right-of-use asset	—	(7,272)
Initial recognition of operating lease liability	—	7,272
Unrealized holding (losses) gains	(1,286)	5,291

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.
2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2021 and 2020.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(7,333,251)	(6,848,093)	(7,306,323)	(6,865,860)
Average unearned ESOP shares	(707,526)	(758,160)	(712,929)	(752,472)
Average unearned non-vested shares	(59,306)	(53,376)	(60,754)	(52,750)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	10,033,012	10,473,466	10,053,089	10,462,013
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	2,015	—	2,462
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	10,035,027	10,473,466	10,055,551	10,462,013

At March 31, 2021 there were 27,710 shares of nonvested stock outstanding at an average weighted price of $16.14 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2020 there were 48,901 shares of nonvested stock outstanding at an average weighted price of $16.16 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$31,568	$959	$(61)	$32,466
Freddie Mac	26,697	744	(11)	27,430
Governmental National Mortgage Association	10,457	242	(35)	10,664
Total mortgage-backed securities	68,722	1,945	(107)	70,560
Obligations of states and political subdivisions	17,259	461	—	17,720
US government treasury securities	5,000	—	—	5,000
U.S. government agency securities	1,998	24	—	2,022
Corporate obligations	52,450	754	(380)	52,824
Other debt securities	13,086	166	(138)	13,114
Total	$158,515	$3,350	$(625)	$161,240
Held to Maturity
Fannie Mae	$2,069	$—	$(6)	$2,063
Freddie Mac	4,027	—	(83)	3,944
Total	$6,096	$-	$(89)	$6,007

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$41,961	$1,385	$(88)	$43,258
Freddie Mac	31,642	964	(2)	32,604
Governmental National Mortgage Association	15,300	368	(99)	15,569
Total mortgage-backed securities	88,903	2,717	(189)	91,431
Obligations of states and political subdivisions	21,136	795	—	21,931
U.S. government agency securities	24,990	—	—	24,990
U.S. government treasury securities	7,991	57	—	8,048
Corporate obligations	51,188	807	(521)	51,474
Other debt securities	14,265	495	(150)	14,610
Total	$208,473	$4,871	$(860)	$212,484

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended March 31, 2021 and 2020.

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net gains (losses) recognized during the period on equity securities	$4	$(6)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$4	$(6)
(in thousands)	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Net gains (losses) recognized during the period on equity securities	$11	$(5)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$11	$(5)

The amortized cost and fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,421	$6,429	$—	$—
Due after one year through five years	21,613	22,043	—	—
Due after five years through ten years	53,166	53,859	2,069	2,063
Due after ten years	77,315	78,909	4,027	3,944
Total	$158,515	$161,240	$6,096	$6,007

For the three months ended March 31, 2021, the Company realized gross gains of $417,000 and no gross losses on proceeds from the sale on investment securities of $10.7 million.  For the three months ended March 31, 2020, the Company realized gross gains of $199,000 and gross losses of $39,000 on proceeds from the sale on investment securities of $11.0 million

For the six months ended March 31, 2021, the Company realized gross gains of $417,000 and no gross losses on proceeds from the sale on investment securities of $10.7 million.  For the six months ended March 31, 2020, the Company realized gross gains of $420,000 and gross losses of $39,000 on proceeds from the sale on investment securities of $24.0 million

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2021
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	9	$2,706	$(21)	$4,659	$(46)	$7,365	$(67)
Freddie Mac	6	5,954	(92)	308	(2)	6,262	(94)
Governmental National Mortgage Association	6	417	(1)	3,036	(34)	3,453	(35)
Corporate obligations	20	12,408	(277)	4,405	(103)	16,813	(380)
Other debt securities	11	1,172	(7)	3,537	(131)	4,709	(138)
Total	52	$22,657	$(398)	$15,945	$(316)	$38,602	$(714)

	September 30, 2020
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	8	$1,397	$(19)	$5,827	$(69)	$7,224	$(88)
Freddie Mac	1	330	(2)	—	—	330	(2)
Governmental National Mortgage Association	7	4,428	(61)	2,996	(38)	7,424	(99)
Corporate obligations	20	13,213	(93)	6,573	(428)	19,786	(521)
Other debt securities	10	—	0	3,879	(150)	3,879	(150)
Total	46	$19,368	$(175)	$19,275	$(685)	$38,643	$(860)

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

The Company reviews its position quarterly and has asserted that at March 31, 2021, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2021	September 30, 2020
Real estate loans:
Residential	$588,775	$610,172
Construction	9,664	11,853
Commercial	555,404	509,628
Commercial	115,202	139,603
Obligations of states and political subdivisions	69,573	79,230
Home equity loans and lines of credit	39,094	40,800
Auto loans	24,619	39,795
Other	1,628	2,293
	1,403,959	1,433,374
Less allowance for loan losses	17,154	15,400
Net loans	$1,386,805	$1,417,974

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.4 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

Included in commercial loans in the above table are 488 loans totaling $64.4 million originated by the Company under the Payroll Protection Program through the quarter ended March 31, 2021 compared to 673 loans totaling $76.8 million at September 30, 2020.   These loans mature in two or five years.

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2021	September 30, 2020
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$969	$1,086
Carrying amount	$908	$1,025

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
March 31, 2021
Real estate loans:
Residential	$588,775	$2,994	$—	$585,781
Construction	9,664	—	—	9,664
Commercial	555,404	11,478	908	543,018
Commercial	115,202	7,282	—	107,920
Obligations of states and political subdivisions	69,573	—	—	69,573
Home equity loans and lines of credit	39,094	95	—	38,999
Auto loans	24,619	76	—	24,543
Other	1,628	10	—	1,618
Total	$1,403,959	$21,935	$908	$1,381,116

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2020
Real estate loans:
Residential	$610,172	$3,949	$—	$606,223
Construction	11,853	—	—	11,853
Commercial	509,628	11,322	1,025	497,281
Commercial	139,603	1,595	—	138,008
Obligations of states and political sub divisions	79,230	—	—	79,230
Home equity loans and lines of credit	40,800	117	—	40,683
Auto loans	39,795	210	—	39,585
Other	2,293	11	—	2,282
Total	$1,433,374	$17,204	$1,025	$1,415,145

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2021
With no specific allowance recorded:
Real estate loans
Residential	$2,845	$4,112	$—
Construction	—	—	—
Commercial	4,164	6,454	—
Commercial	2,098	2,199	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	95	181	—
Auto loans	38	62	—
Other	10	22	—
Total	9,250	13,030	—
With an allowance recorded:
Real estate loans
Residential	149	182	19
Construction	—	—	—
Commercial	7,314	7,441	66
Commercial	5,184	5,186	1,121
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	38	44	13
Other	—	—	—
Total	12,685	12,853	1,219
Total:
Real estate loans
Residential	2,994	4,294	19
Construction	—	—	—
Commercial	11,478	13,895	66
Commercial	7,282	7,385	1,121
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	95	181	—
Auto loans	76	106	13
Other	10	22	—
Total Impaired Loans	$21,935	$25,883	$1,219

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2020
With no specific allowance recorded:
Real Estate Loans
Residential	$3,699	$5,070	$—
Construction	—	—	—
Commercial	4,203	6,342	—
Commercial	1,539	1,625	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	117	222	—
Auto Loans	72	131	—
Other	11	22	—
Total	9,641	13,412	—
With an allowance recorded:
Real Estate Loans
Residential	250	271	26
Construction	—	—	—
Commercial	7,119	7,169	132
Commercial	56	57	20
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	138	143	43
Other	—	—	—
Total	7,563	7,640	221
Total:
Real Estate Loans
Residential	3,949	5,341	26
Construction	—	—	—
Commercial	11,322	13,511	132
Commercial	1,595	1,682	20
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	117	222	—
Auto Loans	210	274	43
Other	11	22	—
Total Impaired Loans	$17,204	$21,052	$221

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended March 31,
	2021	2020	2021	2020
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,369	$3,825	$2	$—
Construction	—	—	—	—
Commercial	6,671	2,140	6	8
Commercial	1,448	1,061	—	1
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	95	195	—	—
Auto loans	51	201	—	1
Other	10	14	—	—
Total	9,644	7,436	8	10
With an allowance recorded:
Real estate loans
Residential	146	292	—	—
Construction	—	—	—	—
Commercial	7,158	165	—	—
Commercial	1,728	60	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	—	—	—	—
Auto loans	31	88	—	—
Other	—	15	—	—
Total	9,063	620	—	—
Total:
Real estate loans
Residential	1,515	4,117	2	—
Construction	—	—	—	—
Commercial	13,829	2,305	6	8
Commercial	3,176	1,121	—	1
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	95	195	—	—
Auto loans	82	289	—	1
Other	10	29	—	—
Total Impaired Loans	$18,707	$8,056	$8	$10

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at March 31, 2021 and September 30, 2020 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
March 31, 2021
Commercial real estate loans	$513,341	$18,859	$23,204	$—	$555,404
Commercial	107,785	—	7,417	—	115,202
Obligations of states and political subdivisions	69,573	—	—	—	69,573
Total	$690,699	$18,859	$30,621	$—	$740,179

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2020
Commercial real estate loans	$479,475	$15,022	$15,131	$—	$509,628
Commercial	137,860	—	1,743	—	139,603
Obligations of states and political subdivisions	79,230	—	—	—	79,230
Total	$696,565	$15,022	$16,874	$—	$728,461

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2021 and September 30, 2020 (in thousands):

	Performing	Non- performing	Total
March 31, 2021
Real estate loans:
Residential	$585,286	$3,489	$588,775
Construction	9,664	—	9,664
Home equity loans and lines of credit	38,899	195	39,094
Auto loans	24,534	85	24,619
Other	1,611	17	1,628
Total	$659,994	$3,786	$663,780

	Performing	Non- performing	Total
September 30, 2020
Real estate loans:
Residential	$605,549	$4,623	$610,172
Construction	11,853	—	11,853
Home equity loans and lines of credit	40,581	219	40,800
Auto loans	39,572	223	39,795
Other	2,282	11	2,293
Total	$699,837	$5,076	$704,913

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2021 and September 30, 2020 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
March 31, 2021
Real estate loans:
Residential	$583,941	$843	$502	$—	$3,489	$4,834	$—	$—	$588,775
Construction	9,664	—	—	—	—	—	—	—	9,664
Commercial	539,326	2,255	—	—	12,915	15,170	230	678	555,404
Commercial	107,374	497	13	—	7,318	7,828	—	—	115,202
Obligations of states and political subdivisions	69,573	—	—	—	—	—	—	—	69,573
Home equity loans and lines of credit	38,751	95	53	—	195	343	—	—	39,094
Auto loans	24,246	288	—	—	85	373	—	—	24,619
Other	1,611	—	—	—	17	17	—	—	1,628
Total	$1,374,486	$3,978	$568	$—	$24,019	$28,565	$230	$678	$1,403,959

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2020
Real estate loans:
Residential	$604,168	$979	$402	$—	$4,623	$6,004	$—	$—	$610,172
Construction	11,853	—	—	—	—	—	—	—	11,853
Commercial	494,881	1,085	—	—	12,637	13,722	236	789	509,628
Commercial	137,769	6	—	—	1,828	1,834	—	—	139,603
Obligations of states and political subdivisions	79,230	—	—	—	—	—	—	—	79,230
Home equity loans and lines of credit	40,533	48	—	—	219	267	—	—	40,800
Auto loans	38,971	593	8	—	223	824	—	—	39,795
Other	2,282	—	—	—	11	11	—	—	2,293
Total	$1,409,687	$2,711	$410	$—	$19,541	$22,662	$236	$789	$1,433,374

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. In addition, for the three months ended March 31, 2021, consideration was given and a credit provision was recorded for loans granted short term payment relief The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2021 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and six months ended March 31, 2021 and 2020 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at December 31, 2020	$4,507	$135	$7,862	$904	$508	$350	$620	$22	$1,233	$16,141
Charge-offs	(4)	—	—	—	—	—	(72)	—	—	(76)
Recoveries	65	—	19	—	—	2	103	—	—	189
Provision	(269)	(18)	1,062	866	(21)	(15)	(212)	(2)	(491)	900
ALL balance at March 31, 2021	$4,299	$117	$8,943	$1,770	$487	$337	$439	$20	$742	$17,154
ALL balance at December 31, 2019	$4,161	$82	$3,604	$2,241	$340	$369	$1,232	$24	$694	$12,747
Charge-offs	(8)	—	(9)	—	—	(11)	(211)	(3)	—	(242)
Recoveries	5	—	18	—	—	2	148	1	—	174
Provision	172	(27)	950	(61)	19	(9)	(65)	7	(486)	500
ALL balance at March 31, 2020	$4,330	$55	$4,563	$2,180	$359	$351	$1,104	$29	$208	$13,179

ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Charge-offs	(4)	—	(76)	(9)	—	(8)	(227)	(1)	—	(325)
Recoveries	65	—	36	—	—	3	175	—	—	279
Provision	(63)	(10)	1,774	905	(68)	5	(289)	(4)	(450)	1,800
ALL balance at March 31, 2021	$4,299	$117	$8,943	$1,770	$487	$337	$439	$20	$742	$17,154
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Charge-offs	(29)	—	(9)	—	—	(40)	(582)	(5)		(665)
Recoveries	6	—	18	1	—	3	309	2		339
Provision	110	2	748	309	16	59	(7)	4	(366)	875
ALL balance at March 31, 2020	$4,330	$55	$4,563	$2,180	$359	$351	$1,104	$29	$208	$13,179

During the three months ended March 31, 2021, the Company recorded provision expense for the commercial real estate loans and commercial loans segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Provision expense was also recorded for possible loan losses due to the economic slowdown caused by COVID-19 restrictions. Credit provisions were recorded for loan loss for the residential real estate loans, construction real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit, auto loans and other loan segments.

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

During the six months ended March 31, 2021, the Company recorded provision expense for the commercial real estate loans, commercial loans and home equity loans and lines of credit segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Provision expense was also recorded for possible loan losses due to the economic slowdown caused by COVID-19 restrictions. Credit provisions were recorded for loan loss for the residential real estate loans, construction real estate loans, obligations of states and political subdivisions, auto loan and other loan segments.

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

The Company is closely monitoring all customer credit positions, particularly loans requesting payment relief.  Such loans, as of March 31, 2021, amounted to approximately 2.9% of total loans outstanding, including $38.4 million in commercial real estate loans, $738,000 in commercial loans and $2.2 million in mortgage loans.  As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn, may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2021 and September 30, 2020 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$19	$—	$66	$1,121	$—	$—	$13	$—	$—	$1,219
Collectively evaluated for impairment	4,280	117	8,877	649	487	337	426	20	742	15,935
ALL balance at March 31, 2021	$4,299	$117	$8,943	$1,770	$487	$337	$439	$20	$742	$17,154
Individually evaluated for impairment	$26	$—	$132	$20	$—	$—	$43	$—	$—	$221
Collectively evaluated for impairment	4,275	127	7,077	854	555	337	737	25	1,192	15,179
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400

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

         The following is a summary of troubled debt restructuring granted during the three months ended March 31, 2021 (dollars in thousands):

For the Three Months Ended March 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$75	$75
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	$1	$75	$75

There were no new troubled debt restructurings granted for the three months ended March 31, 2020.

The following is a summary of troubled debt restructuring granted during the six months ended March 31, 2021 and 2020 (dollars in thousands):

For the Six Months Ended March 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$75	$75
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$75	$75

For the Six Months Ended March 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$540	$540
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$540	$540

  The one new troubled debt restructuring granted for the three and six months ended March 31, 2021, totaled $75,000 and was granted interest rate and terms concessions.   The one troubled debt restructuring granted for the six months ended March 31, 2020, totaled $540,000 and was granted an interest rate concession.

For the three and six months ended March 31, 2021 and 2020, no loans defaulted on a restructuring agreement within one year of modification.

The Company continues to closely monitor all customer credit positions, particularly loans requesting payment relief.  As of March 31, 2021, approximately 23 of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $39.2 million. We have had similar requests from approximately 12 mortgage customers totaling $2.2 million.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty.  As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments. This, in turn may require further increases in our allowance for loan losses and increases in the level of chargeoffs in our loan portfolio.

There can be no assurance that our non-performing assets will not increase in the future due to the impact of COVID-19 or otherwise.  We will continue to closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and consumer clients.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2021	September 30, 2020
Non-interest bearing demand accounts	$273,939	$242,642
Interest bearing demand accounts	451,418	274,722
Money market accounts	408,919	401,863
Savings and club accounts	183,693	160,975
Certificates of deposit	422,171	463,494
Total	$1,740,140	$1,543,696

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and six-month periods ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Service Cost	$—	$—	$—	$—
Interest Cost	113	122	225	243
Expected return on plan assets	(289)	(270)	(578)	(539)
Amortization of net loss from earlier periods	111	—	111	—
Net periodic benefit cost	$(65)	$(148)	$(242)	$(296)

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

Restricted stock shares outstanding at March 31, 2021 vest over periods ranging from 6 to 36 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

 For the three months ended March 31, 2021 and 2020, the Company recorded $94,000 and $93,000 of share-based compensation expense, respectively, comprised of restricted stock expense. For the six months ended March 31, 2021 and 2020, the Company recorded $326,000 and $333,000 of share-based compensation expense, respectively, comprised of restricted stock expense.    Expected future compensation expense relating to the restricted shares outstanding at March 31, 2021 is $773,000 over the remaining vesting period of 3.5 years.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2021, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2020	35,245	$16.15
Granted	43,939	12.56
Vested	(10,834)	14.75
Forfeited	—	—
Nonvested at March 31, 2021	68,350	$14.06

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of March 31, 2021 and September 30, 2020 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	March 31, 2021
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$70,560	$—	$70,560
Obligations of states and political subdivisions	—	17,720	—	17,720
U.S. government treasury securities	—	5,000	—	5,000
U.S. government agencies	—	2,022	—	2,022
Corporate obligations	—	48,146	4,678	52,824
Other debt securities	—	13,114	—	13,114
Total debt securities	$—	$156,562	$4,678	$161,240
Equity securities- financial services	28	—	—	28
Derivatives and hedging activities	—	3,999	—	3,999
Liabilities
Derivatives and hedging activities	—	3,248	—	3,248

	September 30, 2020
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$91,431	$—	$91,431
Obligations of states and political subdivisions	—	21,931	—	21,931
U.S. government treasury securities	—	24,990	—	24,990
U.S. government agencies	—	8,048	—	8,048
Corporate obligations	—	43,214	8,260	51,474
Other debt securities	—	14,610	—	14,610
Total debt securities	$—	$204,224	$8,260	$212,484
Equity securities-financial services	17	—	—	17
Derivatives and hedging activities	—	2,192	—	2,192
Liabilities:
Derivatives and hedging activities	—	7,002	—	7,002

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and six month periods ended March 31, 2021 and 2020 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	March 31, 2021	March 31, 2020
Beginning balance	$5,388	$7,821
Purchases, sales, issuances, settlements, net	(750)	(1,000)
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income (loss)	40	(87)
Transfers in and/or out of Level III	—	—
	$4,678	$6,734

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six Months Ended
	March 31, 2021	March 31, 2020
Beginning balance	$8,260	$7,792
Purchases, sales, issuances, settlements, net	(3,750)	(1,000)
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive (loss) income	168	(58)
Transfers in and/or out of Level III	—	—
	$4,678	$6,734

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of March 31, 2021 and September 30, 2020 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	March 31, 2021
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$394	$394
Impaired loans	—	—	20,716	20,716

	September 30, 2020
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$269	$269
Impaired loans	—	—	16,983	16,983

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2021
Impaired loans	$20,716	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (30.5%)
Foreclosed real estate owned	394	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (28.6%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2020
Impaired loans	$16,983	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.5%)
Foreclosed real estate owned	269	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (25.7%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2021, 96 impaired loans with a carrying value of $21.9 million were reduced by specific valuation allowance totaling $1.2 million resulting in a net fair value of $20.7 million based on Level 3 inputs. At September 30, 2020, 111 impaired loans with a carrying value of $17.2 million were reduced by a specific valuation totaling $221,000 resulting in a net fair value of $17.0 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the consolidated Balance Sheet at March 31, 2021 and September 30, 2020 by level within the fair value hierarchy:

	March 31, 2021
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$6,096	$—	$—	$6,007	$6,007
Loans receivable, net	1,386,805	—	—	1,398,965	1,398,965
Mortgage servicing rights	639	—	—	703	703
Financial liabilities:
Deposits	$1,740,140	$1,317,969	$—	$422,853	$1,740,822

	September 30, 2020
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,417,974	$—	$—	$1,426,962	$1,426,962
Mortgage servicing rights	393	—	—	393	393
Financial liabilities:
Deposits	$1,543,696	$1,080,201	$—	$467,630	$1,547,831
Other borrowings	14,164	—	—	17,721	17,721

For Cash and Cash Equivalents, Loans Held For Sale, Accrued Interest Receivable, Regulatory Stock, Bank Owned Life Insurance, Short-Term Borrowings, Advances by Borrowers for Taxes and Insurance, and Accrued Interest Payable the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

The fair value approximates the current book value.

11.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six month periods ended March 31, 2021 and 2020 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at December 31, 2020	$(3,432)	$2,993	$(2,858)	$(3,297)
Other comprehensive income (loss) before reclassifications	—	(510)	2,936	2,426
Amounts reclassified from accumulated other comprehensive income (loss)	(87)	(329)	509	93
Period change	(87)	(839)	3,445	2,519
Balance at March 31, 2021	$(3,519)	$2,154	$587	$(778)
Balance at December 31, 2019	$(1,527)	$616	$(441)	$(1,352)
Other comprehensive income (loss) before reclassifications	—	4,497	(2,031)	2,466
Amounts reclassified from accumulated other comprehensive income (loss)	—	(126)	8	(118)
Period change	—	4,371	(2,023)	2,348
Balance at March 31, 2020	$(1,527)	$4,987	$(2,464)	$996

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)
Other comprehensive income (loss) before reclassifications	—	(684)	3,342	2,658
Amounts reclassified from accumulated other comprehensive income (loss)	(87)	(329)	1,036	620
Period change	(87)	(1,013)	4,378	3,278
Balance at March 31, 2021	$(3,519)	$2,154	$587	$(778)
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)
Other comprehensive income (loss) before reclassifications	—	4,481	(1,858)	2,623
Amounts reclassified from accumulated other comprehensive income (loss)	—	(301)	(46)	(347)
Period change	—	4,180	(1,904)	2,276
Balance at March 31, 2020	$(1,527)	$4,987	$(2,464)	$996

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six month periods ended March 31, 2021 and 2020 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2021	2020
Securities available for sale
Net securities gains reclassified into earnings	$417	$160	Gain on sale of investment securities available for sale, net
Related income tax expense	(88)	(34)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	329	126
Defined benefit pension plan
Amortization of net (loss) gain and prior service costs	111	—	Compensation and employee benefits
Related income tax expense	(24)	—	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	87	—
Derivatives and hedging activities:
Interest expense, effective portion	(644)	(10)	Deposits and short-term borrowings interest expense
Related income tax expense	135	2	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(509)	(8)
Total reclassification for the period	$(93)	$118

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2021	2020
Securities available for sale:
Net securities gains reclassified into earnings	$417	$381	Gain on sale of investment securities available for sale, net
Related income tax expense	(88)	(80)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	329	301	Net of tax
Defined benefit pension plan
Amortization of net (loss) gain and prior service costs	111	—	Compensation and employee benefits
Related income tax expense	(24)	—	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	87	—
Derivative and hedging activities:
Interest expense, effective portion	(1,311)	58	Short-term borrowings interest expense
Related income tax expense	275	(12)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(1,036)	46
Total reclassification for the period	$(620)	$347

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2021 and September 30, 2020 (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of March 31, 2021			As of September 30, 2020
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Brokered Deposits	$200,000	Other Assets	$2,161	$-	Other Assets	$—
Commercial Loans	57,714	Other Assets	1,838	55,784	Other Assets	2,192
Total	$257,714		$3,999	$55,784		$2,192

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of March 31, 2021			As of September 30, 2020
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

FHLB Advances	$-	Other Liabilities	$-	$25,000	Other Liabilities	$700
Brokered Deposits	170,000	Other Liabilities	1,416	410,000	Other Liabilities	4,098
Commercial Loans	90,322	Other Liabilities	1,832	70,784	Other Liabilities	2,204
Total	$260,322		$3,248	$505,784		$7,002

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of March 31, 2021, the Company had seventeen interest rate swaps with a notional principal amount of $370 million associated with the Company’s cash outflows associated with various brokered certificates and $148 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended March 31, 2021 and 2020.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended March 31, 2021 and 2020, the Company had $644,000 and $10,000 of losses respectively, which resulted in an increase to interest expense. During the six months ended March 31, 2021, the Company had $1.3 million of losses which resulted in an increase to interest expense During the six months ended March 31, 2020, the Company had $68,000 in gains which resulted in a decrease to interest expense.  During the next twelve months, the Company estimates that $1.7 million will be reclassified as an increase to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three month periods ended March 31, 2021 and 2020 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Gain Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
Interest Rate Products	$4,363	$(2,545)	Interest expense	$(644)	$(10)
Total	$4,363	$(2,545)		$(644)	$(10)
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Gain Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,
	2021	2020		2021	2020
Interest Rate Products	$5,546	$(2,410)	Interest expense	$(1,311)	$58
Total	$5,546	$(2,410)		$(1,311)	$58

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

As of March 31, 2021, the Company had derivatives in a net liability position and was required to post $1.6 million in collateral against its obligations under these agreements.  As of September 30, 2019, the Company was required to post $7.5 million in collateral against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2021 and September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.
13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  The case is currently stayed while the parties explore the possibility of a negotiated resolution to the case.  In an order dated November 24, 2020, the Court referred the case to a Magistrate Judge to assist in mediation efforts.  If these discussions are not successful, the Bank will continue to defend against such allegations. To the extent that this matter could result in exposure to the Bank, the amount of such exposures cannot currently be estimated.

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The Bank moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021.    The Bank intends to defend against such allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure cannot currently be estimated.

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

(in thousands)		March 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,669
Total Lease Right-Of-Use Assets		$6,669

(in thousands)		March 31, 2021
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,787
Total Lease Liabilities		$6,787

(in thousands)		September 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$7,082
Total Lease Right-Of-Use Assets		$7,082

(in thousands)		September 30, 2020
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$7,161
Total Lease Liabilities		$7,161

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

March 31, 2021
Weighted average remaining lease term
Operating leases	13.3 years
Weighted average discount rate
Operating leases	2.41%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended March 31, 2021
Operating lease cost	$264
Variable lease cost	79
Net lease cost	$343
Lease Costs (in thousands)	Three Months Ended March 31, 2020
Operating lease cost	$254
Variable lease cost	63
Net lease cost	$317
Lease Costs (in thousands)	Six Months Ended March 31,2021
Operating lease cost	$527
Variable lease cost	143
Net lease cost	$670
Lease Costs (in thousands)	Six Months Ended March 31,2020
Operating lease cost	$508
Variable lease cost	122
Net lease cost	$630

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
March 31, 2022	$932
March 31, 2023	1,463
March 31, 2024	690
March 31, 2025	507
March 31, 2026	511
Thereafter	4,742
Total future minimum lease payments	8,845
Amounts representing interest	2,058
Present Value of Net Future Minimum Lease Payments	$6,787

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2021 and September 30, 2020

Total Assets. Total assets increased by $76.3 million, or 4.0%, to $1.97 billion at March 31, 2021 from $1.89 billion at September 30, 2020 due primarily to increases in cash and due from banks and interest bearing deposits with other institutions partially offset by a decline in investment securities available for sale and loans receivable. At the onset of the pandemic, the Company moved quickly to build its liquidity as an offset to the economic uncertainty caused by the resulting economic slowdown.    The Company will continue to maintain a strong liquidity position against the changing economic forecasts through daily monitoring.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $155.0 million, or 99.4%, to $310.9 million at March 31, 2021 from $155.9 million at September 30, 2020 as a result of pandemic-oriented balance sheet adjustments made to mitigate related risks. Decreases in investment and loan balances outstanding along with an increase in liabilities accounted for the majority of the first quarter increase. The Company built the majority of its cash position in the fiscal second quarter of 2020 and has maintained that position through the second quarter of fiscal 2021 to remain prepared for ongoing economic uncertainties.

Net Loans. Net loans decreased $31.2 million, or 2.2%, to $1.39 billion at March 31, 2021 from $1.42 billion at September 30, 2020. During this period, residential loans decreased $21.4 million to $588.8 million, construction loans decreased $2.2 million to $9.7 million, commercial real estate loans increased $45.8 million to $555.4 million, commercial loans decreased $24.4 million to $115.2 million partially due to the repayment and forgiveness of $12.3 million in PPP loans carried in the commercial loan portfolio, obligations of states and political subdivisions decreased $9.7 million to $69.65 million, home equity loans and lines of credit decreased $1.7 million to $39.1 million, auto loans decreased $15.2 million to $24.6 million reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $665,000 to $1.6 million. The Company sold $41.3 million in residential mortgage loans to the Federal Home Loan Bank of Pittsburgh during the six month period ended March 31, 2021, recording gains on the sale of these loans in noninterest income.

Investment Securities Available for Sale. Investment securities available for sale decreased $51.2 million, or 24.1%, to $161.2 million at March 31, 2021 from $212.5 million at September 30, 2020 due primarily to the maturity of a $25.0 million United States treasury security and the sale of $10.7 million in various securities.  The Company has continued to maintain a liquid position in cash and cash equivalents and has limited its investment purchases.

Deposits. Deposits increased $196.4 million, or 12.7%, to $1.74 billion at March 31, 2021 from $1.54 billion at September 30, 2020 due primarily to increases in interest bearing demand accounts, money markets accounts, non-interest bearing demand accounts and savings and club accounts offset by a decrease in certificate of deposits. Increases in non-interest bearing demand accounts of $31.3 million, interest bearing demand accounts of $176.7 million, money market accounts of $7.1 million and savings and club accounts of $22.7 million were offset in part by a decrease in certificates of deposit of $41.3 million. The overall decrease in certificates of deposit reflected a decrease in brokered certificates of $115.0 million.

Borrowed Funds. Borrowed funds decreased by $125.9 million, or 100.0%, to zero at March 31, 2021, from $125.9 million at September 30, 2020. The decrease in borrowed funds was due to a decrease in short term borrowings of $111.7 million and a decrease in other borrowings of $14.2 million.

Stockholders’ Equity. Stockholders’ equity increased by $7.2 million, or 3.8%, to $198.6 million at March 31, 2021 from $191.4 million at September 30, 2020. The increase in stockholders’ equity was primarily due to net income of $8.5 million, which was partially offset by an increase in treasury stock due to the repurchase by the Company of 189,200 shares of its common stock at an aggregate cost of $2.9 million under a previously disclosed stock repurchase plan and regular cash dividends of $0.12 per share, which reduced stockholders’ equity by $2.3 million.

Average Balance Sheets for the Three and Six Months Ended March 31, 2021 and 2020

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,390,803	$13,670	3.99%	$1,358,627	$14,005	4.18%
Investment Securities
Taxable(2)	71,378	524	2.98%	67,435	626	3.76%
Exempt from federal income tax(2)(3)	8,453	41	2.43%	9,700	48	2.54%
Total investment securities	79,831	565	2.92%	77,135	674	3.61%
Mortgage-backed securities	90,451	358	1.61%	229,300	1,319	2.33%
Federal Home Loan Bank stock	3,576	36	4.08%	11,749	219	7.56%
Other	225,368	34	0.06%	44,461	127	1.15%
Total interest-earning assets	1,790,029	14,663	3.32%	1,721,272	16,344	3.85%
Allowance for loan losses	(16,515)			(12,830)
Noninterest-earning assets	121,245			118,028
Total assets	$1,894,759			$1,826,470
Interest-bearing liabilities:
NOW accounts	$249,393	$74	0.12%	$189,746	$163	0.35%
Money market accounts	400,677	172	0.17%	348,479	911	1.06%
Savings and club accounts	175,667	23	0.05%	138,675	20	0.06%
Certificates of deposit	570,746	1,320	0.94%	480,988	2,134	1.80%
Borrowed funds	8,770	43	1.94%	262,846	1,384	2.13%
Total interest-bearing liabilities	1,405,253	1,632	0.47%	1,420,734	4,612	1.32%
Non-interest-bearing NOW accounts	260,430			181,780
Non-interest-bearing liabilities	31,065			29,821
Total liabilities	1,696,748			1,632,335
Equity	198,011			194,135
Total liabilities and equity	$1,894,759			$1,826,470
Net interest income		$13,031			$11,732
Interest rate spread			2.85%			2.53%
Net interest-earning assets	$384,776			$300,538
Net interest margin(4)			2.95%			2.76%
Average interest-earning assets to average interest-bearing liabilities		127.38%			121.15%

	For the Six Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,405,075	$27,430	3.92%	$1,350,538	$28,195	4.19%
Investment Securities
Taxable(2)	82,972	1,157	2.80%	67,368	1,252	3.73%
Exempt from federal income tax(2)(3)	8,464	81	2.43%	9,687	96	2.52%
Total investment securities	91,436	1,238	2.76%	77,055	1,348	3.57%
Mortgage-backed securities	95,261	722	1.52%	232,216	2,650	2.29%
Federal Home Loan Bank stock	4,502	114	5.08%	11,426	428	7.51%
Other	201,712	71	0.07%	37,027	236	1.28%
Total interest-earning assets	1,797,986	29,575	3.30%	1,708,262	32,857	3.86%
Allowance for loan losses	(16,096)			(12,748)
Noninterest-earning assets	120,191			111,822
Total assets	$1,902,081			$1,807,336
Interest-bearing liabilities:
Interest bearing demand accounts	$255,210	$171	0.13%	$207,054	$392	0.38%
Money market accounts	406,529	373	0.18%	348,167	1,885	1.09%
Savings and club accounts	169,736	44	0.05%	137,423	38	0.06%
Certificates of deposit	553,383	2,773	1.00%	461,752	4,246	1.84%
Borrowed funds	36,620	271	1.48%	255,376	2,738	2.15%
Total interest-bearing liabilities	1,421,478	3,632	0.51%	1,409,772	9,299	1.32%
Non-interest-bearing NOW accounts	253,887			180,056
Non-interest-bearing liabilities	30,658			24,812
Total liabilities	1,706,023			1,614,640
Equity	196,058			192,696
Total liabilities and equity	$1,902,081			$1,807,336
Net interest income		$25,943			$23,558
Interest rate spread			2.79%			2.54%
Net interest-earning assets	$376,508			$298,490
Net interest margin(4)			2.89%			2.77%
Average interest-earning assets to average interest-bearing liabilities		126.49%			121.17%

_____________________

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and six months ended March 31, 2021 and 2020.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

Net Income. Net income increased $933,000, or 27.4%, to $4.3 million for the three months ended March 31, 2021 compared to net income of $3.4 million for the comparable period in 2020. The increase was primarily due to increases in net interest income and non-interest income partially offset by increases in non-interest expense, the provision for loan losses and the income tax provision.

Net Interest Income. Net interest income increased $1.3 million, or 11.1%, to $13.0 million for the three months ended March 31, 2021 compared to $11.7 million for the comparable period in 2020.

Interest Income. Total interest income was $14.7 million for the three months ended March 31, 2021 compared with $16.3 million for the three months ended March 31, 2020 reflecting a decline in interest rates and a decrease in the total yield on average interest earning assets from 3.85% for the quarter ended March 31, 2020 to 3.32% for the quarter ended March 31, 2021. The decline in rates was partially offset by growth of $68.8 million in average interest earning assets.  The majority of the growth, however, was in the lower yielding cash category of interest earning assets.

Interest Expense. Interest expense declined to $1.6 million for the quarter ended March 31, 2021 compared to $4.6 million for the same period in 2020. The cost of interest bearing liabilities declined from 1.32% for the 2020 period to 0.47% for the 2021 period, reflecting lower interest rates, timely repricing of deposits, roll-off of higher-cost borrowings and strong balance sheet management.  Average interest-bearing liabilities shrank $15.5 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $900,000 for the three month period ended March 31, 2021 compared to $500,000 for the three month period ended March 31, 2020. The allowance for loan losses was $17.2 million, or 1.22% of loans outstanding at March 31, 2021, compared to $15.4 million, or 1.07% of loans outstanding, at September 30, 2020.  As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income increased 29.9% to $3.5 million for the three months ended March 31, 2021, compared with $2.7 million for the three months ended March 31, 2020. Noninterest income in the fiscal first quarter of 2021 included approximately $669,000 in gains on sales of residential mortgages, primarily lower-interest 30-year fixed rate loans. The Company’s strategy continues to focus on commercial banking and decreasing the amount of long-term, low interest, retained residential mortgages. Loan swap fees were $410,000 in fiscal second quarter 2021 compared to $359,000 in fiscal second quarter 2020.

Non-interest Expense. Noninterest expense increased $611,000 of 6.2% to $10.4 million for the three months ended March 31, 2021 compared with $9.8 million for the comparable period a year earlier primarily reflecting increases in compensation and employee benefits expenses, Federal Deposit Insurance Corporation premiums and other expenses partially offset by declines in foreclosed real estate.

Income Taxes. Income tax expense increased $165,000 to $871,000 for the three months ended March 31, 2021 from $706,000 for the comparable 2020 period. The effective tax rate for the three months ended March 31, 2021 was 16.7% compared to 17.2% for the 2020 period.

Comparison of Operating Results for the Six Months Ended March 31, 2021 and March 31, 2020

Net Income. Net income increased $1.7 million, or 24.3%, to $8.5 million for the six months ended March 31, 2021 compared to net income of $6.8 million for the comparable period in 2020. The increase was primarily due to increases in net interest income and non-interest income partially offset by increases in non-interest expense, the provision for loan losses and the income tax provision.

Net Interest Income. Net interest income increased $2.4 million, or 10.1%, to $25.9 million for the six months ended March 31, 2021 compared to $23.6 million for the comparable period in 2020.

Interest Income. Total interest income was $29.6 million for the six months ended March 31, 2021 compared with $32.9 million for the six months ended March 31, 2020 reflecting a decline in interest rates and a decrease in the total yield on average interest earning assets from 3.86% for the quarter ended March 31, 2020 to 3.30% for the quarter ended March 31, 2021. The decline in rates was partially offset by growth of $89.7 million in average interest earning assets.  The majority of the growth, however, was in the lower yielding cash category of interest earning assets.

Interest Expense. Interest expense declined to $3.6 million for the six months ended March 31, 2021 compared to $9.3 million for the same period in 2020. The cost of interest bearing liabilities declined from 1.32% for the 2020 period to 0.51% for the 2021 period, reflecting lower interest rates, timely repricing of deposits, roll-off of higher-cost borrowings and strong balance sheet management. Balance sheet management includes the effect of the deleverage transaction completed by the Company during the fourth quarter of 2020 that decreased the Company’s borrowed funds by approximately $123.0 million.  Average interest-bearing liabilities grew $11.7 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $1.8 million for the six month period ended March 31, 2021 compared to $875,000 for the six month period ended March 31, 2020. The allowance for loan losses was $17.2 million, or 1.22% of loans outstanding at March 31, 2021, compared to $15.4 million, or 1.07% of loans outstanding, at September 30, 2020.  As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income increased 29.6% to $6.7 million for the six months ended March 31, 2021, compared with $5.1 million for the six months ended March 31, 2020. Noninterest income in the six months ended March 31, 2021 included approximately $1.5 million in gains on sales of residential mortgages, primarily lower-interest 30-year fixed rate loans. The Company’s strategy continues to focus on commercial banking and decreasing the amount of long-term, low interest, retained residential mortgages. Loan swap fees were $621,000 in fiscal first half 2021 compared to $573,000 in fiscal first half 2020.  In addition, the Company recorded $120,000 in earnings on bank-owned life insurance during this fiscal first quarter due to the notice of death of a former executive included in the Company’s bank-owned life insurance policies.

Non-interest Expense. Noninterest expense increased $1.0 million or 5.2% to $20.6 million for the six months ended March 31, 2021 compared with $19.6 million for the comparable period a year earlier primarily reflecting increases in compensation and employee benefits expenses, Federal Deposit Insurance Corporation premiums and other expenses partially offset by declines in foreclosed real estate.

Income Taxes. Income tax expense increased $295,000 to $1.7 million for the six months ended March 31, 2021 from $1.4 million for the comparable 2020 period. The effective tax rate for the six months ended March 31, 2021 was 16.7% compared to 17.1% for the 2020 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	March 31, 2021	September 30, 2020
Non-performing assets:
Non-accruing loans	$24,019	$19,541
Non-accruing purchased credit impaired loans	678	789
Total non-performing loans	24,697	20,330
Foreclosed real estate	394	269
Total non-performing assets	$25,091	$20,599
Ratio of non-performing loans to total loans	1.76%	1.42%
Ratio of non-performing loans to total assets	1.25%	1.07%
Ratio of non-performing assets to total assets	1.27%	1.09%
Ratio of allowance for loan losses to total loans	1.22%	1.07%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $4.4 million from September 30, 2020 to March 31, 2021. The primary reason for the increase in nonperforming assets at March 31, 2021 as compared to September 30, 2020 was the addition of one non-performing commercial loan relationship of $5.9 million.  Also included in non-performing assets are two nonperforming commercial real estate loans totaling $9.1 million.  These loans are well collateralized and carry personal guarantees. The number of nonperforming residential loans was 1942 at March 31, 2021 compared to 56 at September 30, 2020. The $24.7 million of non-accruing loans at March 31, 2021 included 42 residential loans with an aggregate outstanding balance of $3.5 million, 36 commercial and commercial real estate loans with aggregate outstanding balances of $20.9 million and 41 consumer loans with aggregate balances of $297,000. Within the residential loan balance were $1.8 million of loans less than 90 days past due. In the quarter ended March 31, 2021, the Company identified 19 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $125,000 to $394,000 at March 31, 2021. Foreclosed real estate consists of eight residential properties and one commercial property.

At March 31, 2021, the principal balance of troubled debt restructures (“TDRs”) was $1.9 million compared to $2.7 million at September 30, 2020. All of the $1.9 million of troubled debt restructures at March 31, 2021 are non-accrual loans.

As of March 31, 2021, TDRs were comprised of 13 residential loans totaling $1.3 million, three commercial and commercial real estate loans totaling $514,000 and four consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $67,000.

For the six month period ended March 31, 2021, five loans were paid in full and removed from non-performing TDR status and two loan was removed due to completion of one year of consecutive on time payments.

The Company continues to closely monitor all customer credit positions, particularly loans requesting payment relief.  As of March 31, 2021, approximately 23 of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $39.2 million. We have had similar requests from approximately 12 mortgage customers totaling $2.2 million.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty.  As the economic slowdown continues to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments. This, in turn may require further increases in our allowance for loan losses and increases in the level of chargeoffs in our loan portfolio.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2021, $310.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of March 31, 2021, we had no borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $705.8 million.

At March 31, 2021, we had $286.8 million in loan commitments outstanding, which included, in part, $107.8 million in undisbursed construction loans and land development loans, $45.6 million in unused home equity lines of credit, $79.4 million in commercial lines of credit and commitments to originate commercial loans, $10.9 million in performance standby letters of credit and $43.1 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2021 totaled $355.9 million, or 84.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2022. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8.1 million and $10.6 million for the six months ended March 31, 2021 and 2020, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was $77.7 million and $(25.5) million for the six months ended March 31, 2021 and 2020, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by, of $69.2 million and $136.3 million for the six months ended March 31, 2021 and 2020, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2021 or 2020.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2021 or 2020.

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

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  The case is currently stayed while the parties explore the possibility of a negotiated resolution to the case.  In an order dated November 24, 2020, the court referred the case to a Magistrate Judge to assist in mediation efforts.  If these discussions are not successful, the Bank will continue to defend against such allegations. To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The Bank moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021.    The Bank intends to defend against such allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 1A.Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2020, filed on December 14, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
January 31, 2021	—	$—	—	350,000
February 28, 2021	26,326	$15.61	26,326	323,674
March 31, 2021	63,190	$16.54	63,190	260,484
Total	89,516	$16.16	89,516

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

ESSA BANCORP, INC.

Date: May 10, 2021	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 10, 2021	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer