Form 10-Q
period 2021-06-30
ESSA Bancorp, Inc.
filed 2021-08-05
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, there were 10,492,782 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	September 30,
	2021	2020
	(dollars in thousands)
ASSETS
Cash and due from banks	$170,623	$101,447
Interest-bearing deposits with other institutions	14,777	54,470
Total cash and cash equivalents	185,400	155,917
Investment securities available for sale, at fair value	148,170	212,484
Investment securities held to maturity, at amortized cost	17,982	—
Loans held for sale	1,581	208
Loans receivable (net of allowance for loan losses of $17,693 and $15,400)	1,368,616	1,417,974
Regulatory stock, at cost	4,140	7,344
Premises and equipment, net	13,996	14,230
Bank-owned life insurance	37,286	40,546
Foreclosed real estate	373	269
Intangible assets, net	587	791
Goodwill	13,801	13,801
Deferred income taxes	3,873	5,993
Other assets	26,404	23,958
TOTAL ASSETS	$1,822,209	$1,893,515
LIABILITIES
Deposits	$1,590,072	$1,543,696
Short-term borrowings	—	111,713
Other borrowings	—	14,164
Advances by borrowers for taxes and insurance	14,902	7,858
Other liabilities	17,983	24,687
TOTAL LIABILITIES	1,622,957	1,702,118
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,570,536 and 10,876,869 outstanding at June 30, 2021 and September 30, 2020, respectively)	181	181
Additional paid in capital	181,500	181,487
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(7,019)	(7,350)
Retained earnings	121,603	112,612
Treasury stock, at cost; 7,562,559 and 7,256,226 shares outstanding at June 30, 2021 and September 30, 2020, respectively	(96,376)	(91,477)
Accumulated other comprehensive loss	(637)	(4,056)
TOTAL STOCKHOLDERS’ EQUITY	199,252	191,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,822,209	$1,893,515

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$13,378	$13,763	$40,808	$41,958
Investment securities:
Taxable	894	1,768	2,773	5,670
Exempt from federal income tax	40	45	121	141
Other investment income	91	277	276	941
Total interest income	14,403	15,853	43,978	48,710
INTEREST EXPENSE
Deposits	1,251	2,211	4,612	8,772
Short-term borrowings	—	588	209	1,582
Other borrowings	—	854	62	2,598
Total interest expense	1,251	3,653	4,883	12,952
NET INTEREST INCOME	13,152	12,200	39,095	35,758
Provision for loan losses	600	1,300	2,400	2,175
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,552	10,900	36,695	33,583
NONINTEREST INCOME
Service fees on deposit accounts	781	558	2,305	2,163
Services charges and fees on loans	450	325	1,367	985
Loan swap fees	1	627	622	1,200
Realized and unrealized gain (loss) on equity securities, net	4	2	15	(3)
Trust and investment fees	398	298	1,074	1,045
Gain on sale of investment securities available for sale, net	42	—	459	381
Gain on sale of loans, net	250	647	1,737	791
Earnings on Bank-owned life insurance	191	233	725	709
Insurance commissions	158	195	492	641
Other	18	(2)	147	102
Total noninterest income	2,293	2,883	8,943	8,014
NONINTEREST EXPENSE
Compensation and employee benefits	6,315	5,714	19,083	18,029
Occupancy and equipment	1,060	1,033	3,257	3,169
Professional fees	526	457	1,583	1,449
Data processing	1,169	1,113	3,390	3,215
Advertising	218	114	471	348
Federal Deposit Insurance Corporation (FDIC) premiums	280	154	834	492
(Gain) loss on foreclosed real estate	(534)	(5)	(639)	61
Amortization of intangible assets	69	68	204	208
Other	915	482	2,448	1,746
Total noninterest expense	10,018	9,130	30,631	28,717
Income before income taxes	4,827	4,653	15,007	12,880
Income taxes	801	876	2,506	2,286
NET INCOME	$4,026	$3,777	$12,501	$10,594
Earnings per share
Basic	$0.41	$0.37	$1.25	$1.02
Diluted	$0.41	$0.37	$1.25	$1.02
Dividends per share	$0.12	$0.11	$0.35	$0.33

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income	$4,026	$3,777	$12,501	$10,594
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses)	429	1,091	(440)	6,763
Tax effect	(90)	(228)	95	(1,419)
Reclassification of gains recognized in net income	(42)	—	(459)	(381)
Tax effect	8	—	96	80
Net of tax amount	305	863	(708)	5,043
Pension plan:
Reclassification of gains recognized in net income	(56)	-	(166)	-
Tax effect	12	-	35	-
Net of tax amount	(44)	-	(131)	—
Derivative and hedging activities adjustments:
Changes in unrealized holding (losses) gains on derivatives included in net income	(590)	(2,353)	3,645	(4,705)
Tax effect	127	494	(766)	988
Reclassification adjustment for losses on derivatives included in net income	434	108	1,745	50
Tax effect	(91)	(23)	(366)	(11)
Net of tax amount	(120)	(1,774)	4,258	(3,678)
Total other comprehensive income (loss)	141	(911)	3,419	1,365
Comprehensive income	$4,167	$2,866	$15,920	$11,959

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, March 31, 2020	11,105,887	$181	$181,218	$(7,576)	$107,265	$(88,418)	$996	$193,666
Net income					3,777			3,777
Other comprehensive loss							(911)	(911)
Cash dividends declared ($0.11 per share)					(1,130)			(1,130)
Stock based compensation			82					82
Allocation of ESOP stock			35	113				148
Allocation of forfeited incentive shares	(2,442)		31			(31)		—
Purchase of common stock	(143,088)					(1,947)		(1,947)
Balance, June 30, 2020	10,960,357	$181	$181,366	$(7,463)	$109,912	$(90,396)	$85	$193,685

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, March 31, 2021	10,731,235	$181	$181,353	$(7,132)	$118,769	$(93,785)	$(778)	$198,608
Net income					4,026			4,026
Other comprehensive income							141	141
Cash dividends declared ($0.12 per share)					(1,192)			(1,192)
Stock based compensation			95					95
Allocation of ESOP stock			52	113				165
Purchase of common stock	(160,699)					(2,591)		(2,591)
Balance, June 30, 2021	10,570,536	$181	$181,500	$(7,019)	$121,603	$(96,376)	$(637)	$199,252

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	(Loss) Income	Equity
	(dollars in thousands except share data)
Balance, September 30, 2019	11,321,417	$181	$181,161	$(7,803)	$102,465	$(85,216)	$(1,280)	$189,508
Net Income					10,594			10,594
Other comprehensive income							1,365	1,365
Cash dividends declared ($0.33 per share)					(3,437)			(3,437)
Change in accounting principal for adoption of ASU 2016-02					290			290
Stock based compensation			415					415
Allocation of ESOP stock			179	340				519
Allocation of treasury shares to incentive plan	30,692		(389)			385		(4)
Purchase of common stock	(391,752)					(5,565)		(5,565)
Balance, June 30, 2020	10,960,357	$181	$181,366	$(7,463)	$109,912	$(90,396)	$85	$193,685

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2020	10,876,869	$181	$181,487	$(7,350)	$112,612	$(91,477)	$(4,056)	$191,397
Net income					12,501			12,501
Other comprehensive income							3,419	3,419
Cash dividends declared ($0.35 per share)					(3,510)			(3,510)
Stock based compensation			421					421
Allocation of ESOP stock			142	331				473
Allocation of treasury shares to incentive plan	43,582		(550)			550		—
Purchase of common stock	(349,915)					(5,449)		(5,449)
Balance, June 30, 2021	10,570,536	$181	$181,500	$(7,019)	$121,603	$(96,376)	$(637)	$199,252

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2021	2020
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$12,501	$10,594
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,400	2,175
Provision for depreciation and amortization	790	809
Amortization and accretion of discounts and premiums, net	(771)	1,485
Net gain on sale of investment securities, available for sale	(459)	(381)
Realized and unrealized (gain) loss on equity securities	(15)	3
Gain on sale of loans, net	(1,737)	(791)
Origination of residential real estate loans for sale	(52,552)	(19,112)
Proceeds on sale of residential real estate loans	52,916	19,903
Compensation expense on ESOP	473	519
Amortization of right-of-use asset	669	660
Stock based compensation	421	415
Decrease (increase) in accrued interest receivable	1,684	(763)
Decrease in accrued interest payable	(487)	(173)
Earnings on bank-owned life insurance	(605)	(709)
Deferred federal income taxes	1,210	(23)
Decrease in accrued pension liability	(529)	(443)
(Gain) loss on foreclosed real estate, net	(639)	61
Amortization of intangible assets	204	208
Other, net	(1,394)	2,678
Net cash provided by operating activities	14,080	17,115
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	19,673	24,009
Proceeds from principal repayments and maturities	77,413	44,409
Purchases	(34,104)	(44,623)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	222	—
Purchases	(18,204)	—
Decrease (increase) in loans receivable, net	48,394	(97,349)
Redemption of regulatory stock	6,007	8,166
Purchase of regulatory stock	(2,803)	(15,168)
Proceeds from sale of foreclosed real estate	766	111
Purchase of premises, equipment and software	(545)	(871)
Net cash provided by (used for) investing activities	96,819	(81,316)
FINANCING ACTIVITIES
Increase in deposits, net	46,376	142,005
Net (decrease) increase in short-term borrowings	(111,713)	31,012
Proceeds from other borrowings	—	55,661
Repayment of other borrowings	(14,164)	(45,415)
Increase in advances by borrowers for taxes and insurance	7,044	8,542
Purchase of common stock	(5,449)	(5,565)
Dividends on common stock	(3,510)	(3,437)
Net cash (used for) provided by financing activities	(81,416)	182,803
Increase in cash and cash equivalents	29,483	118,602
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155,917	52,242
CASH AND CASH EQUIVALENTS AT END OF YEAR	$185,400	$170,844
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$5,370	$13,125
Income taxes	—	8
Noncash items:
Transfers from loans to foreclosed real estate	231	344
Death benefit receivable on BOLI	(3,865)	—
Initial recognition of operating right-of-use asset	—	(7,272)
Initial recognition of operating lease liability	—	7,272
Unrealized holding (losses) gains	(899)	6,383

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.
2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended June 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(7,473,715)	(7,076,709)	(7,362,121)	(6,924,021)
Average unearned ESOP shares	(692,120)	(741,156)	(707,250)	(752,513)
Average unearned non-vested shares	(61,535)	(54,735)	(57,683)	(50,204)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,905,725	10,260,495	10,006,041	10,406,357
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	2,063	234	2,688	257
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,907,788	10,260,729	10,008,729	10,406,614

At June 30, 2021 there were 23,312 shares of nonvested stock outstanding at an average weighted price of $16.15 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At June 30, 2020 there were 42,520 shares of nonvested stock outstanding at an average weighted price of $16.15 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In March 2021, the FASB issued ASU 2021-03, Intangibles – Goodwill and Other (Topic 350), which provides private companies and not-for-profit entities with an accounting alternative to elect not to monitor for goodwill impairment-triggering events during the reporting period and, instead, to evaluate the facts and circumstances as of the end of the reporting period to determine whether it is more likely than not that goodwill is impaired. The amendments in this Update are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this Update for interim financial statements already issued in the year of adoption.  This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which requires an entity to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.  An entity should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease.  Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate.  For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years.  For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022.  All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842.  This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$28,237	$865	$(30)	$29,072
Freddie Mac	23,294	629	(10)	23,913
Governmental National Mortgage Association	7,614	206	(13)	7,807
Total mortgage-backed securities	59,145	1,700	(53)	60,792
Obligations of states and political subdivisions	17,251	545	—	17,796
U.S. government agency securities	1,998	13	—	2,011
Corporate obligations	54,695	997	(341)	55,351
Other debt securities	11,969	373	(122)	12,220
Total	$145,058	$3,628	$(516)	$148,170
Held to Maturity
Fannie Mae	$10,080	$13	$(8)	$10,085
Freddie Mac	7,902	46	(21)	7,927
Total	$17,982	$59	$(29)	$18,012

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$41,961	$1,385	$(88)	$43,258
Freddie Mac	31,642	964	(2)	32,604
Governmental National Mortgage Association	15,300	368	(99)	15,569
Total mortgage-backed securities	88,903	2,717	(189)	91,431
Obligations of states and political subdivisions	21,136	795	—	21,931
U.S. government agency securities	24,990	—	—	24,990
U.S. government treasury securities	7,991	57	—	8,048
Corporate obligations	51,188	807	(521)	51,474
Other debt securities	14,265	495	(150)	14,610
Total	$208,473	$4,871	$(860)	$212,484

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended June 30, 2021 and 2020.

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net gains recognized during the period on equity securities	$4	$2
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$4	$2
(in thousands)	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Net gains (losses) recognized during the period on equity securities	$15	$(3)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$15	$(3)

The amortized cost and fair value of debt securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,403	$1,408	$—	$—
Due after one year through five years	21,050	21,428	—	—
Due after five years through ten years	59,260	60,237	1,955	1,961
Due after ten years	63,345	65,097	16,027	16,051
Total	$145,058	$148,170	$17,982	$18,012

For the three months ended June 30, 2021, the Company realized gross gains of $90,000 and gross losses of $48,000 on proceeds from the sale on investment securities of $9.0 million.  For the three months ended June 30, 2020, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

For the nine months ended June 30, 2021, the Company realized gross gains of $507,000 and gross losses of $48,000 on proceeds from the sale on investment securities of $19.7 million.  For the nine months ended June 30, 2020, the Company realized gross gains of $420,000 and gross losses of $39,000 on proceeds from the sale on investment securities of $24.0 million

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2021
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	9	$6,122	$(10)	$4,582	$(28)	$10,704	$(38)
Freddie Mac	5	3,965	(31)	—	—	3,965	(31)
Governmental National Mortgage Association	4	409	(1)	1,817	(12)	2,226	(13)
Corporate obligations	17	11,396	(274)	1,926	(67)	13,322	(341)
Other debt securities	8	—	—	2,453	(122)	2,453	(122)
Total	43	$21,892	$(316)	$10,778	$(229)	$32,670	$(545)

	September 30, 2020
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	8	$1,397	$(19)	$5,827	$(69)	$7,224	$(88)
Freddie Mac	1	330	(2)	—	—	330	(2)
Governmental National Mortgage Association	7	4,428	(61)	2,996	(38)	7,424	(99)
Corporate obligations	20	13,213	(93)	6,573	(428)	19,786	(521)
Other debt securities	10	—	—	3,879	(150)	3,879	(150)
Total	46	$19,368	$(175)	$19,275	$(685)	$38,643	$(860)

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

The Company reviews its position quarterly and has asserted that at June 30, 2021, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.
6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2021	September 30, 2020
Real estate loans:
Residential	$584,368	$610,172
Construction	12,236	11,853
Commercial	578,506	509,628
Commercial	95,153	139,603
Obligations of states and political subdivisions	57,070	79,230
Home equity loans and lines of credit	38,571	40,800
Auto loans	18,805	39,795
Other	1,600	2,293
	1,386,309	1,433,374
Less allowance for loan losses	17,693	15,400
Net loans	$1,368,616	$1,417,974

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

Included in commercial loans in the above table are 442 loans totaling $44.2 million originated by the Company under the Paycheck Protection Program through the quarter ended June 30, 2021 compared to 673 loans totaling $76.8 million at September 30, 2020.   These loans mature in two or five years.

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2021	September 30, 2020
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$942	$1,086
Carrying amount	$880	$1,025

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
June 30, 2021
Real estate loans:
Residential	$584,368	$2,493	$—	$581,875
Construction	12,236	—	—	12,236
Commercial	578,506	11,330	880	566,296
Commercial	95,153	5,320	—	89,833
Obligations of states and political subdivisions	57,070	—	—	57,070
Home equity loans and lines of credit	38,571	92	—	38,479
Auto loans	18,805	73	—	18,732
Other	1,600	9	—	1,591
Total	$1,386,309	$19,317	$880	$1,366,112

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2020
Real estate loans:
Residential	$610,172	$3,949	$—	$606,223
Construction	11,853	—	—	11,853
Commercial	509,628	11,322	1,025	497,281
Commercial	139,603	1,595	—	138,008
Obligations of states and political sub divisions	79,230	—	—	79,230
Home equity loans and lines of credit	40,800	117	—	40,683
Auto loans	39,795	210	—	39,585
Other	2,293	11	—	2,282
Total	$1,433,374	$17,204	$1,025	$1,415,145

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring(“TDR”).

A loan is considered to be a TDR loan when the Company grants a concession to the borrower that it would not otherwise consider because of the borrower’s financial condition. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate at the time of modification may be removed from TDR status after one year of performance.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2021
With no specific allowance recorded:
Real estate loans
Residential	$2,384	$3,587	$—
Construction	—	—	—
Commercial	10,929	12,922	—
Commercial	676	910	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	92	180	—
Auto loans	73	99	—
Other	9	21	—
Total	14,163	17,719	—
With an allowance recorded:
Real estate loans
Residential	109	113	18
Construction	—	—	—
Commercial	401	415	21
Commercial	4,644	4,686	848
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	5,154	5,214	887
Total:
Real estate loans
Residential	2,493	3,700	18
Construction	—	—	—
Commercial	11,330	13,337	21
Commercial	5,320	5,596	848
Obligations of states and political subdivisions	—	—
Home equity loans and lines of credit	92	180	—
Auto loans	73	99	—
Other	9	21	—
Total Impaired Loans	$19,317	$22,933	$887

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2020
With no specific allowance recorded:
Real Estate Loans
Residential	$3,699	$5,070	$—
Construction	—	—	—
Commercial	4,203	6,342	—
Commercial	1,539	1,625	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	117	222	—
Auto Loans	72	131	—
Other	11	22	—
Total	9,641	13,412	—
With an allowance recorded:
Real Estate Loans
Residential	250	271	26
Construction	—	—	—
Commercial	7,119	7,169	132
Commercial	56	57	20
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto Loans	138	143	43
Other	—	—	—
Total	7,563	7,640	221
Total:
Real Estate Loans
Residential	3,949	5,341	26
Construction	—	—	—
Commercial	11,322	13,511	132
Commercial	1,595	1,682	20
Obligations of states and political subdivisions	—	—
Home equity loans and lines of credit	117	222	—
Auto Loans	210	274	43
Other	11	22	—
Total Impaired Loans	$17,204	$21,052	$221

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended June 30,
	2021	2020	2021	2020
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,107	$3,602	$2	$1
Construction	—	—	—	—
Commercial	7,422	5,108	6	—
Commercial	1,946	2,323	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	90	244	—	—
Auto loans	50	74	—	1
Other	10	13	—	—
Total	10,625	11,364	8	2
With an allowance recorded:
Real estate loans
Residential	146	361	—	—
Construction	—	—	—	—
Commercial	4,985	182	—	—
Commercial	4,903	168	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	—	6	—	—
Auto loans	12	85	—	—
Other	—	—	—	—
Total	10,046	802	—	—
Total:
Real estate loans
Residential	1,253	3,963	2	1
Construction	—	—	—	—
Commercial	12,407	5,290	6	—
Commercial	6,849	2,491		—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	90	250	—	—
Auto loans	62	159	—	1
Other	10	13	—	—
Total Impaired Loans	$20,671	$12,166	$8	$2

	For the Nine Months Ended June 30,
	2021	2020	2021	2020
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,304	$3,800	$3	$2
Construction	—	—	—	—
Commercial	8,408	3,203	11	1
Commercial	1,569	1,260	—	4
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	98	253	—	—
Auto loans	52	130	—	1
Other	11	14	—	—
Total	11,442	8,660	14	8
With an allowance recorded:
Real estate loans
Residential	171	304	—	—
Construction	—	—	—	—
Commercial	4,908	239	—	—
Commercial	2,222	97	—	—
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	—	2	—	—
Auto loans	28	128	1	—
Other	—	8	—	—
Total	7,329	778	1	—
Total:
Real estate loans
Residential	1,475	4,104	3	2
Construction	—	—	—	—
Commercial	13,316	3,442	11	1
Commercial	3,791	1,357		4
Obligations of states and political subdivisions	—	—	—	—
Home equity loans and lines of credit	98	255	—	—
Auto loans	80	258	1	1
Other	11	22	—	—
Total Impaired Loans	$18,771	$9,438	$15	$8

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at June 30, 2021 and September 30, 2020 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
June 30, 2021
Commercial real estate loans	$539,774	$16,422	$22,310	$—	$578,506
Commercial	89,317	159	5,677	—	95,153
Obligations of states and political subdivisions	57,070	—	—	—	57,070
Total	$686,161	$16,581	$27,987	$—	$730,729

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2020
Commercial real estate loans	$479,475	$15,022	$15,131	$—	$509,628
Commercial	137,860	—	1,743	—	139,603
Obligations of states and political subdivisions	79,230	—	—	—	79,230
Total	$696,565	$15,022	$16,874	$—	$728,461

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2021 and September 30, 2020 (in thousands):

	Performing	Non- performing	Total
June 30, 2021
Real estate loans:
Residential	$580,970	$3,398	$584,368
Construction	12,236	—	12,236
Home equity loans and lines of credit	38,408	163	38,571
Auto loans	18,725	80	18,805
Other	1,585	15	1,600
Total	$651,924	$3,656	$655,580

	Performing	Non- performing	Total
September 30, 2020
Real estate loans:
Residential	$605,549	$4,623	$610,172
Construction	11,853	—	11,853
Home equity loans and lines of credit	40,581	219	40,800
Auto loans	39,572	223	39,795
Other	2,282	11	2,293
Total	$699,837	$5,076	$704,913

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2021 and September 30, 2020 (in thousands):

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
June 30, 2021
Real estate loans:
Residential	$580,186	$460	$324	$—	$3,398	$4,182	$—	$—	$584,368
Construction	12,236	—	—	—	—	—	—	—	12,236
Commercial	565,745	—	—	—	11,881	11,881	227	653	578,506
Commercial	89,815	—	—	—	5,338	5,338	—	—	95,153
Obligations of states and political subdivisions	57,070	—	—	—	—	—	—	—	57,070
Home equity loans and lines of credit	38,103	222	83	—	163	468	—	—	38,571
Auto loans	18,495	219	11	—	80	310	—	—	18,805
Other	1,585	—	—	—	15	15	—	—	1,600
Total	$1,363,235	$901	$418	$—	$20,875	$22,194	$227	$653	$1,386,309

		31-60 Days	61-89 Days	90 + Days Past Due and		Total	Purchased Credit Impaired		Total
	Current	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Accruing	Nonaccrual	Loans
September 30, 2020
Real estate loans:
Residential	$604,168	$979	$402	$—	$4,623	$6,004	$—	$—	$610,172
Construction	11,853	—	—	—	—	—	—	—	11,853
Commercial	494,881	1,085	—	—	12,637	13,722	236	789	509,628
Commercial	137,769	6	—	—	1,828	1,834	—	—	139,603
Obligations of states and political subdivisions	79,230	—	—	—	—	—	—	—	79,230
Home equity loans and lines of credit	40,533	48	—	—	219	267	—	—	40,800
Auto loans	38,971	593	8	—	223	824	—	—	39,795
Other	2,282	—	—	—	11	11	—	—	2,293
Total	$1,409,687	$2,711	$410	$—	$19,541	$22,662	$236	$789	$1,433,374

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. In addition, for the three and nine months ended June 30, 2021, consideration was given and a credit provision was recorded for loans granted short term payment relief due to the COVID pandemic. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2021 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and nine months ended June 30, 2021 and 2020 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at March 31, 2021	$4,299	$117	$8,943	$1,770	$487	$337	$439	$20	$742	$17,154
Charge-offs	(55)	—	—	(200)	—	—	(18)	—	—	(273)
Recoveries	149	—	20	—	—	1	42	—	—	212
Provision	(184)	39	564	88	(88)	(17)	(120)	—	318	600
ALL balance at June 30, 2021	$4,209	$156	$9,527	$1,658	$399	$321	$343	$20	$1,060	$17,693
ALL balance at March 31, 2020	$4,330	$55	$4,563	$2,180	$359	$351	$1,104	$29	$208	$13,179
Charge-offs	(42)	—	(4)	—	—	(21)	(135)	(15)	—	(217)
Recoveries	1	—	17	—	—	1	49	—	—	68
Provision	78	48	2,294	(1,206)	185	5	(55)	10	(59)	1,300
ALL balance at June 30, 2020	$4,367	$103	$6,870	$974	$544	$336	$963	$24	$149	$14,330

ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Charge-offs	(59)	—	(76)	(209)	—	(8)	(244)	(1)	—	(597)
Recoveries	213	—	56	—	—	4	217	—	—	490
Provision	(246)	29	2,338	993	(156)	(12)	(410)	(4)	(132)	2,400
ALL balance at June 30, 2021	$4,209	$156	$9,527	$1,658	$399	$321	$343	$20	$1,060	$17,693
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Charge-offs	(72)	—	(54)	—	—	(61)	(717)	(20)	—	(924)
Recoveries	7	—	77	1	—	4	358	2	—	449
Provision	189	50	3,041	(897)	201	64	(62)	14	(425)	2,175
ALL balance at June 30, 2020	$4,367	$103	$6,870	$974	$544	$336	$963	$24	$149	$14,330

During the three months ended June 30, 2021, the Company recorded provision expense for the construction real estate loans, commercial real estate loans and commercial loans segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Provision expense was also recorded for possible loan losses due to the economic slowdown caused by COVID-19 restrictions. Credit provisions were recorded for loan loss for the residential real estate loans,  obligations of states and political subdivisions, home equity loans and lines of credit and auto loans segments.

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

During the nine months ended June 30, 2021, the Company recorded provision expense for the construction real estate loans, commercial real estate loans and commercial loans, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Provision expense was also recorded for possible loan losses due to the economic slowdown caused by COVID-19 restrictions. Credit provisions were recorded for loan loss for the residential real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit segments, auto loan and other loan segments.

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

The Company is closely monitoring all customer credit positions, particularly loans requesting payment relief.  Such loans, as of June 30, 2021, amounted to approximately 2.3% of total loans outstanding, including $29.8 million in commercial real estate loans, $481,000 in commercial loans and $1.1 million in mortgage loans.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn, may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2021 and September 30, 2020 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$18	$—	$21	$848	$—	$—	$—	$—	$—	$887
Collectively evaluated for impairment	4,191	156	9,506	810	399	321	343	20	1,060	16,806
ALL balance at June 30, 2021	$4,209	$156	$9,527	$1,658	$399	$321	$343	$20	$1,060	$17,693
Individually evaluated for impairment	$26	$—	$132	$20	$—	$—	$43	$—	$—	$221
Collectively evaluated for impairment	4,275	127	7,077	854	555	337	737	25	1,192	15,179
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400

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

         The following is a summary of troubled debt restructuring granted during the three months ended June 30, 2021 (dollars in thousands):

For the Three Months Ended June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$343	$343
Construction	—	—	—
Commercial	4	7,353	7,353
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	$5	$7,696	$7,696

There were no new troubled debt restructurings granted for the three months ended June 30, 2020.

The following is a summary of troubled debt restructuring granted during the nine months ended June 30, 2021 and 2020 (dollars in thousands):

For the Nine Months Ended June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$416	$416
Construction	—	—	—
Commercial	4	7,353	7,353
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	6	$7,769	$7,769

For the Nine Months Ended June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$534	$534
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$534	$534

  The five new troubled debt restructurings granted for the three months ended June 30, 2021, totaled $7.7 million and were granted interest rate and or terms concessions.   The six new troubled debt restructurings granted for the nine months ended June 30, 2021, totaled $7.8 million and were granted terms and or interest rate concessions.  The one troubled debt restructuring granted for the nine months ended June 30, 2020, totaled $534,000 and was granted an interest rate concession.

For the three and nine months ended June 30, 2021 and 2020, no loans defaulted on a restructuring agreement within one year of modification.

The Company continues to closely monitor all customer credit positions, particularly loans requesting payment relief.  As of June 30, 2021, approximately 15 of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $30.3 million. We have had similar requests from approximately five mortgage customers totaling $1.1 million.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings  unless the borrower was previously experiencing financial difficulty.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments. This, in turn may require further increases in our allowance for loan losses and increases in the level of chargeoffs in our loan portfolio.

There can be no assurance that our non-performing assets will not increase in the future due to the impact of COVID-19 or otherwise.  We will continue to closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and consumer clients.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2021	September 30, 2020
Non-interest bearing demand accounts	$277,814	$242,642
Interest bearing demand accounts	473,119	274,722
Money market accounts	410,310	401,863
Savings and club accounts	187,573	160,975
Certificates of deposit	241,256	463,494
Total	$1,590,072	$1,543,696

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and nine-month periods ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Service Cost	$—	$—	$—	$—
Interest Cost	112	121	338	364
Expected return on plan assets	(289)	(268)	(867)	(807)
Amortization of net loss from earlier periods	56	—	166	—
Net periodic benefit cost	$(121)	$(147)	$(363)	$(443)

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

Restricted stock shares outstanding at June 30, 2021 vest over periods ranging from 3 to 39 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

 For the three months ended June 30, 2021 and 2020, the Company recorded $95,000 and $82,000 of share-based compensation expense, respectively, comprised of restricted stock expense. For the nine months ended June 30, 2021 and 2020, the Company recorded $421,000 and $415,000 of share-based compensation expense, respectively, comprised of restricted stock expense.    Expected future compensation expense relating to the restricted shares outstanding at June 30, 2021 is $679,000 over the remaining vesting period of 3.25 years.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2021, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2020	35,245	$16.15
Granted	43,939	12.56
Vested	(10,834)	14.75
Forfeited	—	—
Nonvested at June 30, 2021	68,350	$14.06

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of June 30, 2021 and September 30, 2020 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	June 30, 2021
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$60,792	$—	$60,792
Obligations of states and political subdivisions	—	17,796	—	17,796
U.S. government agencies	—	2,011	—	2,011
Corporate obligations	—	42,071	13,280	55,351
Other debt securities	—	12,220	—	12,220
Total debt securities	$—	$134,890	$13,280	$148,170
Equity securities- financial services	32	—	—	32
Derivatives and hedging activities	—	2,358	—	2,358
Liabilities
Derivatives and hedging activities	—	1,763	—	1,763

	September 30, 2020
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$—	$91,431	$—	$91,431
Obligations of states and political subdivisions	—	21,931	—	21,931
U.S. government treasury securities	—	24,990	—	24,990
U.S. government agencies	—	8,048	—	8,048
Corporate obligations	—	43,214	8,260	51,474
Other debt securities	—	14,610	—	14,610
Total debt securities	$—	$204,224	$8,260	$212,484
Equity securities-financial services	17	—	—	17
Derivatives and hedging activities	—	2,192	—	2,192
Liabilities:
Derivatives and hedging activities	—	7,002	—	7,002

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and nine month periods ended June 30, 2021 and 2020 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	June 30, 2021	June 30, 2020
Beginning balance	$4,678	$7,821
Purchases, sales, issuances, settlements, net	8,541	(1,000)
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive income (loss)	61	(34)
Transfers in and/or out of Level III	—	—
	$13,280	$6,787

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine Months Ended
	June 30, 2021	June 30, 2020
Beginning balance	$8,260	$7,792
Purchases, sales, issuances, settlements, net	4,791	(1,000)
Total unrealized gain (loss):
Included in earnings	—	—
Included in other comprehensive (loss) income	229	(5)
Transfers in and/or out of Level III	—	—
	$13,280	$6,787

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of June 30, 2021 and September 30, 2020 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	June 30, 2021
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$373	$373
Impaired loans	—	—	18,430	18,430

	September 30, 2020
	Level I	Level II	Level III	Total
Foreclosed real estate	$—	$—	$269	$269
Impaired loans	—	—	16,983	16,983

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2021
Impaired loans	$18,430	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (21.1%)
Foreclosed real estate owned	373	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (29.8%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2020
Impaired loans	$16,983	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.5%)
Foreclosed real estate owned	269	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (25.7%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2021, 61 impaired loans with a carrying value of $19.3 million were reduced by specific valuation allowance totaling $887,000 resulting in a net fair value of $18.4 million based on Level 3 inputs. At September 30, 2020, 111 impaired loans with a carrying value of $17.2 million were reduced by a specific valuation totaling $221,000 resulting in a net fair value of $17.0 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the consolidated Balance Sheet at June 30, 2021 and September 30, 2020 by level within the fair value hierarchy:

	June 30, 2021
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$17,982	$—	$—	$18,012	$18,012
Loans receivable, net	1,368,616	—	—	1,381,913	1,381,913
Mortgage servicing rights	694	—	—	816	816
Financial liabilities:
Deposits	$1,590,072	$1,348,816	$—	$241,524	$1,590,340

	September 30, 2020
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,417,974	$—	$—	$1,426,962	$1,426,962
Mortgage servicing rights	393	—	—	393	393
Financial liabilities:
Deposits	$1,543,696	$1,080,201	$—	$467,630	$1,547,831
Other borrowings	14,164	—	—	17,721	17,721

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

The activity in accumulated other comprehensive income (loss) for the three and nine month periods ended June 30, 2021 and 2020 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at March 31, 2021	$(3,519)	$2,154	$587	$(778)
Other comprehensive income (loss) before reclassifications	—	339	(463)	(124)
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	(34)	343	265
Period change	(44)	305	(120)	141
Balance at June 30, 2021	$(3,563)	$2,459	$467	$(637)
Balance at March 31, 2020	$(1,527)	$4,987	$(2,464)	$996
Other comprehensive income (loss) before reclassifications	—	863	(1,859)	(996)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	85	85
Period change	—	863	(1,774)	(911)
Balance at June 30, 2020	$(1,527)	$5,850	$(4,238)	$85

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)
Other comprehensive income (loss) before reclassifications	—	(345)	2,879	2,534
Amounts reclassified from accumulated other comprehensive income (loss)	(131)	(363)	1,379	885
Period change	(131)	(708)	4,258	3,419
Balance at June 30, 2021	$(3,563)	$2,459	$467	$(637)
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)
Other comprehensive income (loss) before reclassifications	—	5,344	(3,717)	1,627
Amounts reclassified from accumulated other comprehensive income (loss)	—	(301)	39	(262)
Period change	—	5,043	(3,678)	1,365
Balance at June 30, 2020	$(1,527)	$5,850	$(4,238)	$85

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine month periods ended June 30, 2021 and 2020 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Operations
	2021	2020
Securities available for sale
Net securities gains reclassified into earnings	$42	$—	Gain on sale of investment securities available for sale, net
Related income tax expense	(8)	—	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	34	—
Defined benefit pension plan
Amortization of net gain and prior service costs	56	—	Compensation and employee benefits
Related income tax expense	(12)	—	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	44	—
Derivatives and hedging activities:
Interest expense, effective portion	(434)	(108)	Interest expense
Related income tax expense	91	23	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(343)	(85)
Total reclassification for the period	$(265)	$(85)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Operations
	2021	2020
Securities available for sale:
Net securities gains reclassified into earnings	$459	$381	Gain on sale of investment securities available for sale, net
Related income tax expense	(96)	(80)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	363	301	Net of tax
Defined benefit pension plan
Amortization of net (loss) gain and prior service costs	166	—
Related income tax expense	(35)	—	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	131	—
Derivative and hedging activities:
Interest expense, effective portion	(1,745)	(50)	Interest expense
Related income tax expense	366	11	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(1,379)	(39)
Total reclassification for the period	$(885)	$262

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2021 and September 30, 2020 (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of June 30, 2021			As of September 30, 2020
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Brokered Deposits	$150,000	Other Assets	$1,171	$-	Other Assets	$—
Commercial Loans	70,108	Other Assets	1,187	55,784	Other Assets	2,192
Total	$220,108		$2,358	$55,784		$2,192

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of June 30, 2021			As of September 30, 2020
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

FHLB Advances	$-	Other Liabilities	$-	$25,000	Other Liabilities	$700
Brokered Deposits	95,000	Other Liabilities	578	410,000	Other Liabilities	4,098
Commercial Loans	102,665	Other Liabilities	1,185	70,784	Other Liabilities	2,204
Total	$197,665		$1,763	$505,784		$7,002

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of June 30, 2021, the Company had twelve interest rate swaps with a notional principal amount of $245 million associated with the Company’s cash outflows associated with various brokered certificates and $173 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended June 30, 2021 and 2020.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended June 30, 2021 and 2020, the Company had $434,000 and $108,000 of losses respectively, which resulted in an increase to interest expense. During the nine months ended June 30, 2021, the Company had $1.7 million of losses which resulted in an increase to interest expense During the nine months ended June 30, 2020, the Company had $50,000 in losses which resulted in an increase to interest expense.  During the next twelve months, the Company estimates that $835,000 will be reclassified as an increase to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three month periods ended June 30, 2021 and 2020 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
Interest Rate Products	$(156)	$(2,244)	Interest expense	$(434)	$(108)
Total	$(156)	$(2,244)		$(434)	$(108)
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Loss Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,
	2021	2020		2021	2020
Interest Rate Products	$5,390	$(4,655)	Interest expense	$(1,745)	$(50)
Total	$5,390	$(4,655)		$(1,745)	$(50)

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

As of June 30, 2021, the Company had derivatives in a net liability position and was required to post $1.2 million in collateral against its obligations under these agreements.  As of September 30, 2020, the Company was required to post $7.5 million in collateral against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2021 and September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.
13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  In an order dated November 24, 2020, the court referred the case to a Magistrate Judge to assist in mediation efforts.  The case was stayed while the parties explored the potential for a negotiated resolution. The parties engaged in mediation but did not resolve the matter.  The parties are now in the discovery process.  The Bank will continue to defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The Bank moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021.  The parties are now in the discovery process.  The Bank will continue to defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

(in thousands)		June 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,446
Total Lease Right-Of-Use Assets		$6,446

(in thousands)		June 30, 2021
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,580
Total Lease Liabilities		$6,580

(in thousands)		September 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$7,082
Total Lease Right-Of-Use Assets		$7,082

(in thousands)		September 30, 2020
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$7,161
Total Lease Liabilities		$7,161

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

June 30, 2021
Weighted average remaining lease term
Operating leases	13.3 years
Weighted average discount rate
Operating leases	2.42%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended June 30, 2021
Operating lease cost	$264
Variable lease cost	70
Net lease cost	$334
Lease Costs (in thousands)	Three Months Ended June 30, 2020
Operating lease cost	$259
Variable lease cost	61
Net lease cost	$320
Lease Costs (in thousands)	Nine Months Ended June 30,2021
Operating lease cost	$791
Variable lease cost	213
Net lease cost	$1,004
Lease Costs (in thousands)	Nine Months Ended June 30,2020
Operating lease cost	$780
Variable lease cost	171
Net lease cost	$951

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
June 30, 2022	$886
June 30, 2023	704
June 30, 2024	641
June 30, 2025	505
June 30, 2026	507
Thereafter	4,619
Total future minimum lease payments	7,862
Amounts representing interest	1,282
Present Value of Net Future Minimum Lease Payments	$6,580

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Further, the COVID-19 pandemic has caused local and national economic disruption and has had and may continue to have an impact on the Company’s operations and financial results. Given its ongoing and dynamic nature, it is difficult to predict what effects the pandemic will have on our business and results of operations in the future. The pandemic and related local and national economic disruption may, among other effects, result in a decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; branch closures, work stoppages and unavailability of personnel; and increased cybersecurity risks, as employees increasingly work remotely.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Comparison of Financial Condition at June 30, 2021 and September 30, 2020

Total Assets. Total assets decreased by $71.3 million, or 3.8%, to $1.82 billion at June 30, 2021 from $1.89 billion at September 30, 2020 due primarily to decreases in interest bearing deposits with other institutions, investment securities available for sale and loans receivable partially offset by an increase in cash and due from banks. At the onset of the pandemic, the Company moved quickly to build its liquidity as an offset to the economic uncertainty caused by the resulting economic slowdown.   The Company will continue to maintain a strong liquidity position against the changing economic forecasts through daily monitoring.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $29.5 million, or 18.9%, to $185.4 million at June 30, 2021 from $155.9 million at September 30, 2020 as a result of pandemic-oriented balance sheet adjustments made to mitigate related risks. Decreases in investment and loan balances outstanding along with an increase in liabilities accounted for the majority of the increase. The Company built the majority of its cash position in the fiscal second quarter of 2020 and has maintained that position through the third quarter of fiscal 2021 to remain prepared for ongoing economic uncertainties.

Net Loans. Net loans decreased $49.4 million, or 3.5%, to $1.37 billion at June 30, 2021 from $1.42 billion at September 30, 2020. During this period, residential loans decreased $25.8 million to $584.4 million, construction loans increased $383,000 to $12.2 million, commercial real estate loans increased $68.9 million to $578.5 million, commercial loans decreased $44.5 million to $95.2 million partially due to the repayment and forgiveness of $32.6 million in PPP loans carried in the commercial loan portfolio, obligations of states and political subdivisions decreased $22.1 million to $57.1 million, home equity loans and lines of credit decreased $2.2 million to $38.6 million, auto loans decreased $21.0 million to $18.8 million reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $693,000 to $1.6 million. The Company sold $52.6 million in residential mortgage loans to the Federal Home Loan Bank of Pittsburgh during the nine month period ended June 30, 2021, recording gains on the sale of these loans in noninterest income.

Investment Securities Available for Sale. Investment securities available for sale decreased $64.3 million, or 30.3%, to $148.2 million at June 30, 2021 from $212.5 million at September 30, 2020 due primarily to the maturity of a $25.0 million United States treasury security and the sale of $19.7 million in various securities.  The Company has continued to maintain a liquid position in cash and cash equivalents and has limited its investment purchases.

Investment Securities Held to Maturity. Investment securities held to maturity increased to $18.0 million at June 30, 2021 from zero at September 30, 2020. The Company carries some investment as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Deposits. Deposits increased $46.4 million, or 3.0%, to $1.59 billion at June 30, 2021 from $1.54 billion at September 30, 2020 due primarily to increases in interest bearing demand accounts, money markets accounts, non-interest bearing demand accounts and savings and club accounts offset by a decrease in certificate of deposits. Increases in non-interest bearing demand accounts of $35.2 million, interest bearing demand accounts of $198.4 million, money market accounts of $8.4 million and savings and club accounts of $26.6 million were offset in part by a decrease in certificates of deposit of $222.2 million. The overall decrease in certificates of deposit reflected a decrease in brokered certificates of $170.0 million.

Borrowed Funds. Borrowed funds decreased to zero at June 30, 2021, from $125.9 million at September 30, 2020. The decrease in borrowed funds was due to a decrease in short term borrowings of $111.7 million and a decrease in other borrowings of $14.2 million.

Stockholders’ Equity. Stockholders’ equity increased by $7.9 million, or 3.8%, to $199.3 million at June 30, 2021 from $191.4 million at September 30, 2020. The increase in stockholders’ equity was primarily due to net income of $12.5 million, which was partially offset by an increase in treasury stock due to the repurchase by the Company of 349,915 shares of its common stock at an aggregate cost of $5.4 million under a previously disclosed stock repurchase plan and regular cash dividends of $0.12 per share, which reduced stockholders’ equity by $3.5 million.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2021 and 2020

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,397,096	$13,378	3.84%	$1,416,370	$13,763	3.90%
Investment Securities
Taxable(2)	69,111	548	3.18%	67,076	637	3.81%
Exempt from federal income tax(2)(3)	8,419	40	2.41%	8,267	45	2.70%
Total investment securities	77,530	588	3.10%	75,343	682	3.69%
Mortgage-backed securities	89,869	346	1.54%	225,073	1,131	2.02%
Federal Home Loan Bank stock	3,908	49	5.03%	17,713	224	5.07%
Other	245,800	42	0.07%	162,203	53	0.13%
Total interest-earning assets	1,814,203	14,403	3.19%	1,896,702	15,853	3.36%
Allowance for loan losses	(17,491)			(13,520)
Noninterest-earning assets	110,582			123,200
Total assets	$1,907,294			$2,006,382
Interest-bearing liabilities:
NOW accounts	$276,093	$63	0.09%	$226,736	$134	0.24%
Money market accounts	406,211	148	0.15%	350,993	442	0.51%
Savings and club accounts	186,267	25	0.05%	151,427	22	0.06%
Certificates of deposit	530,191	1,015	0.77%	422,789	1,613	1.53%
Borrowed funds	—	—	—	402,581	1,442	1.44%
Total interest-bearing liabilities	1,398,762	1,251	0.36%	1,554,526	3,653	0.94%
Non-interest-bearing NOW accounts	276,919			221,139
Non-interest-bearing liabilities	31,521			34,986
Total liabilities	1,707,202			1,810,651
Equity	200,092			195,731
Total liabilities and equity	$1,907,294			$2,006,382
Net interest income		$13,152			$12,200
Interest rate spread			2.83%			2.42%
Net interest-earning assets	$415,441			$342,176
Net interest margin(4)			2.91%			2.58%
Average interest-earning assets to average interest-bearing liabilities		129.70%			122.01%

	For the Nine Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,402,415	$40,808	3.88%	$1,372,482	$41,958	4.07%
Investment Securities
Taxable(2)	78,353	1,705	2.90%	66,108	1,888	3.80%
Exempt from federal income tax(2)(3)	8,449	121	2.41%	10,376	141	2.29%
Total investment securities	86,802	1,826	2.85%	76,484	2,029	3.60%
Mortgage-backed securities	93,463	1,068	1.52%	229,835	3,782	2.19%
Federal Home Loan Bank stock	4,304	163	5.04%	13,522	652	6.41%
Other	215,719	113	0.07%	77,738	289	0.50%
Total interest-earning assets	1,802,703	43,978	3.25%	1,770,061	48,710	3.67%
Allowance for loan losses	(16,561)			(13,005)
Noninterest-earning assets	117,664			116,628
Total assets	$1,903,806			$1,873,684
Interest-bearing liabilities:
Interest bearing demand accounts	$262,171	$234	0.12%	$213,614	$525	0.33%
Money market accounts	406,423	521	0.17%	348,809	2,326	0.89%
Savings and club accounts	175,247	69	0.05%	142,091	60	0.06%
Certificates of deposit	545,653	3,788	0.92%	448,765	5,861	1.74%
Borrowed funds	24,414	271	1.48%	304,444	4,180	1.83%
Total interest-bearing liabilities	1,413,908	4,883	0.46%	1,457,723	12,952	1.18%
Non-interest-bearing NOW accounts	261,565			162,904
Non-interest-bearing liabilities	30,930			59,349
Total liabilities	1,706,403			1,679,976
Equity	197,403			193,708
Total liabilities and equity	$1,903,806			$1,873,684
Net interest income		$39,095			$35,758
Interest rate spread			2.79%			2.49%
Net interest-earning assets	$388,795			$312,338
Net interest margin(4)			2.89%			2.69%
Average interest-earning assets to average interest-bearing liabilities		127.50%			121.43%

_____________________

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and nine months ended June 30, 2021 and 2020.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020

Net Income. Net income increased $250,000, or 6.6%, to $4.0 million for the three months ended June 30, 2021 compared to net income of $3.8 million for the comparable period in 2020. The increase was primarily due to an increase in net interest income and a decline in the provision for loan losses partially offset by increases in non-interest expense and the income tax provision.

Net Interest Income. Net interest income increased $952,000, or 7.8%, to $13.2 million for the three months ended June 30, 2021 compared to $12.2 million for the comparable period in 2020.

Interest Income. Total interest income was $14.4 million for the three months ended June 30, 2021 compared with $15.9 million for the three months ended June 30, 2020 reflecting a decline in interest rates and a decrease in the total yield on average interest earning assets from 3.36% for the quarter ended June 30, 2020 to 3.19% for the quarter ended June 30, 2021. A decline of $82.5 million in average interest earning assets also contributed to the decline in interest income.

Interest Expense. Interest expense was $1.3 million for the quarter ended June 30, 2021 compared to $3.7 million for the same period in 2020. The cost of interest-bearing liabilities declined to 0.36% in the third quarter of 2021 from 0.94% a year earlier, reflecting lower interest rates, timely repricing of deposits and roll-off of higher-cost borrowings. Average interest-bearing liabilities shrank $155.8 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $600,000 for the three month period ended June 30, 2021 compared to $1.3 million for the three month period ended June 30, 2020. The allowance for loan losses was $17.7 million, or 1.27% of loans outstanding at June 30, 2021, compared to $15.4 million, or 1.07% of loans outstanding, at September 30, 2020.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income decreased 20.5% to $2.3 million for the three months ended June 30, 2021, compared with $2.9 million for the three months ended June 30, 2020. Decreases in loan swap fees of $626,000 and gains on sales of residential mortgages of $397,000 were partially offset by increases in service fees on deposit accounts of $223,000 and trust and investment fees of $100,000 in the quarter ended June 30, 2021 compared with the comparable period in 2020.

Non-interest Expense. Noninterest expense increased $888,000 or 9.7% to $10.0 million for the three months ended June 30, 2021 compared with $9.1 million for the comparable period a year earlier primarily reflecting increases in compensation and employee benefits expenses, Federal Deposit Insurance Corporation premiums and other expenses which were partially offset by gains on foreclosed real estate.

Income Taxes. Income tax expense decreased $75,000 to $801,000 for the three months ended June 30, 2021 from $876,000 for the comparable 2020 period. The effective tax rate for the three months ended June 30, 2021 was 16.6% compared to 18.8% for the 2020 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2021 and June 30, 2020

Net Income. Net income increased $1.9 million, or 18.0%, to $12.5 million for the nine months ended June 30, 2021 compared to net income of $10.6 million for the comparable period in 2020. The increase was primarily due to increases in net interest income and non-interest income partially offset by increases in non-interest expense, the provision for loan losses and the income tax provision.

Net Interest Income. Net interest income increased $3.3 million, or 9.3%, to $39.1 million for the nine months ended June 30, 2021 compared to $35.8 million for the comparable period in 2020.

Interest Income. Total interest income was $44.0 million for the nine months ended June 30, 2021 compared with $48.7 million for the nine months ended June 30, 2020 reflecting a decline in interest rates, resulting in a decrease in the yield on average interest earning assets from 3.67% for the nine months ended June 30, 2020 to 3.25% for the nine months ended June 30, 2021. The decline in rates was partially offset by growth of $32.6 million in average interest earning assets.  The majority of the growth, however, was in the lower yielding cash category of interest earning assets.

Interest Expense. Interest expense declined to $4.9 million for the nine months ended June 30, 2021 compared to $13.0 million for the same period in 2020. The cost of interest bearing liabilities declined from 1.18% for the 2020 period to 0.46% for the 2021 period, reflecting lower interest rates, timely repricing of deposits and roll-off of higher-cost borrowings. Balance sheet management includes the effect of the deleverage transaction completed by the Company during the fourth quarter of 2020 that decreased the Company’s borrowed funds by approximately $123.0 million.  Average interest-bearing liabilities decreased $43.8 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision for loan losses of $2.4 million for the nine month period ended June 30, 2021 compared to $2.2 million for the nine month period ended June 30, 2020. The allowance for loan losses was $17.7 million, or 1.27% of loans outstanding at June 30, 2021, compared to $15.4 million, or 1.07% of loans outstanding, at September 30, 2020.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income increased 11.6% to $8.9 million for the nine months ended June 30, 2021, compared with $8.0 million for the nine months ended June 30, 2020. Noninterest income in the nine months ended June 30, 2021 included approximately $1.7 million in gains on sales of residential mortgages, primarily lower-interest 30-year fixed rate loans. The Company’s strategy continues to focus on commercial banking and decreasing the amount of long-term, low interest, retained residential mortgages. Loan swap fees were $622,000 in fiscal first half 2021 compared to $1.2 million in fiscal first half 2020.  In addition, the Company recorded $120,000 in earnings on bank-owned life insurance during this fiscal first quarter due to the receipt of policy proceeds. Service charges and fees on loans also increased $382,000 for the for the nine months ended June 30, 2021 compared to the comparable period in 2020.

Non-interest Expense. Noninterest expense increased $1.9 million or 6.7% to $30.6 million for the nine months ended June 30, 2021 compared with $28.7 million for the comparable period a year earlier primarily reflecting increases in compensation and employee benefits expenses, Federal Deposit Insurance Corporation premiums and other expenses partially offset by gains on foreclosed real estate.

Income Taxes. Income tax expense increased $220,000 to $2.5 million for the nine months ended June 30, 2021 from $2.3 million for the comparable 2020 period. The effective tax rate for the nine months ended June 30, 2021 was 16.7% compared to 17.7% for the 2020 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	June 30, 2021	September 30, 2020
Non-performing assets:
Non-accruing loans	$20,875	$19,541
Non-accruing purchased credit impaired loans	653	789
Total non-performing loans	21,528	20,330
Foreclosed real estate	373	269
Total non-performing assets	$21,901	$20,599
Ratio of non-performing loans to total loans	1.55%	1.42%
Ratio of non-performing loans to total assets	1.18%	1.07%
Ratio of non-performing assets to total assets	1.20%	1.09%
Ratio of allowance for loan losses to total loans	1.27%	1.07%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $1.3 million from September 30, 2020 to June 30, 2021. The primary reason for the increase in nonperforming assets at June 30, 2021 as compared to September 30, 2020 was the addition of one non-performing commercial loan relationship of $5.6 million.  Also included in non-performing assets are two nonperforming commercial real estate loans totaling $8.9 million.  These loans are well collateralized and carry personal guarantees. The number of nonperforming residential loans was 43 at June 30, 2021 compared to 56 at September 30, 2020. The $21.5 million of non-accruing loans at June 30, 2021 included 43 residential loans with an aggregate outstanding balance of $3.4 million, 31 commercial and commercial real estate loans with aggregate outstanding balances of $17.9 million and 39 consumer loans with aggregate balances of $258,000. Within the residential loan balance were $1.3 million of loans past due less than 90 days. In the quarter ended June 30, 2021, the Company identified 11 residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $105,000 to $373,000 at June 30, 2021. Foreclosed real estate consists of nine residential properties and one commercial property.

At June 30, 2021, the principal balance of troubled debt restructures (“TDRs”) was $8.6 million compared to $2.7 million at September 30, 2020. All of the $8.6 million of troubled debt restructures at June 30, 2021 are non-accrual loans.

As of June 30, 2021, TDRs were comprised of 11 residential loans totaling $1.1 million, eight commercial and commercial real estate loans totaling $7.4 million and four consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $62,000.

For the nine month period ended June 30, 2021, six loans were paid in full and removed from non-performing TDR status and five loans were removed due to completion of one year of consecutive on time payments.

The Company continues to closely monitor all customer credit positions, particularly loans requesting payment relief.  As of June 30, 2021, approximately 15 of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $30.3 million. We have had similar requests from approximately five mortgage customers totaling $1.1 million.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered  TDRs unless the borrower was previously experiencing financial difficulty.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments. This, in turn may require further increases in our allowance for loan losses and increases in the level of chargeoffs in our loan portfolio.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2021, $185.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of June 30, 2021, we had no borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $706.6 million.

At June 30, 2021, we had $331.3 million in loan commitments outstanding, which included, in part, $129.3 million in undisbursed construction loans and land development loans, $49.1 million in unused home equity lines of credit, $87.0 million in commercial lines of credit and commitments to originate commercial loans, $17.0 million in performance standby letters of credit and $48.9 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2021 totaled $179.3 million, or 74.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2022. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $14.1 million and $17.1 million for the nine months ended June 30, 2021 and 2020, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was $96.8 million and $(81.3) million for the nine months ended June 30, 2021 and 2020, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash (used for) provided by, of $(81.4) million and $182.8 million for the nine months ended June 30, 2021 and 2020, respectively.

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

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act.  In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case.  The plaintiff appealed the court’s ruling.  In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation.  The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  In an order dated November 24, 2020, the court referred the case to a Magistrate Judge to assist in mediation efforts.  The case was stayed while the parties explored the potential for a negotiated resolution. The parties engaged in mediation but did not resolve the matter.  The parties are now in the discovery process.  The Bank will continue to defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who will also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The Bank moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021.  The parties are now in the discovery process.  The Bank will continue to defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 1A.Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2020, filed on December 14, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
April 30, 2021	63,834	$16.14	63,834	196,650
May 31, 2021	9,316	$15.67	9,316	187,334
June 30, 2021	87,549	$16.14	87,549	99,785
Total	160,699	$16.11	160,699

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

ESSA BANCORP, INC.

Date: August 5, 2021	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 5, 2021	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer