Form 10-K
period 2021-09-30
ESSA Bancorp, Inc.
filed 2021-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2021

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

As of December 7, 2021, there were 18,133,095 shares issued and 10,490,831 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2021, was $158,636,768.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2021 Annual Meeting of Stockholders of the Registrant (Part III).

i

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, the continuing global coronavirus pandemic, general and local economic conditions, changes in interest rates, inflation, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the ability to successfully complete or close transactions or to integrate acquired entities. Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

Item 1.	Business

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is a Pennsylvania-chartered holding company for ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of the Bank. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of the Bank. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. At September 30, 2021, ESSA Bancorp had consolidated assets of $1.9 billion, consolidated deposits of $1.6 billion and consolidated stockholders’ equity of $201.8 million. Consolidated net income for the fiscal year ended September 30, 2021 was $16.4 million.

The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as the Company that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from the Bank’s website (www.essabank.com), on the “Investor Relations” page, without charge from the Company.  Information on the Company’s website is not and should not be considered a part of this Annual Report on Form 10-K.

ESSA Bank & Trust

General

The Bank was organized in 1916. The Bank is a Pennsylvania chartered full-service, community-oriented savings bank. We provide financial services to individuals, families and businesses through our 21 community offices, located in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware and Montgomery Counties, Pennsylvania. The Bank is subject to comprehensive regulation and examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. In March 2014, the Bank converted its charter from a Pennsylvania savings and loan association to a Pennsylvania savings bank. The charter change did not have a material effect on the operations of the Bank.

The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential first mortgage loans (including construction mortgage loans), commercial real estate loans, home equity loans and lines of credit and commercial and industrial loans. We offer a variety of deposit accounts, including checking, savings and certificates of deposits. We also offer asset management and trust services. We offer investment services through our relationship with Ameriprise Financial Services, LLC, a third-party broker/dealer and registered investment advisor. We offer insurance benefit consulting services through our wholly owned subsidiary, ESSA Advisory Services, LLC.

The Bank’s executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. Our website address is www.essabank.com.

Market Area

At September 30, 2021, our 21 community offices consisted of seven offices in Monroe County, three offices in Lehigh County, five offices in Northampton County, one office in Lackawanna County, one office in Luzerne County, one office in Chester County, two offices in Delaware County and one office in Montgomery County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, healthcare and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. Chester and Montgomery Counties are located south and Delaware County southwest of Monroe County. As of June 30, 2021, the most recent FDIC market share data available, we had a deposit market share of approximately 26.1% in Monroe County, which represented the largest deposit market share in Monroe County, 2.6% in Northampton County, 1.8% in Lehigh County, 0.3% in Lackawanna County, 0.7% in Luzerne County, 0.1% in Chester County, 0.1% in Montgomery County and 0.5% in Delaware County.

Lending Activities

Historically, our principal lending activity had been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real estate property. For years, we have been increasing our originations of commercial loans and commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from $480.6 million or 35.8% of our total loan portfolio at September 30, 2019 to $591.1 million, or 43.4%, of our total loan portfolio at September 30, 2021. One- to four-family residential real estate mortgage loans represented $580.3 million, or 42.7% of our loan portfolio at September 30, 2021. Home equity loans and lines of credit totaled $38.4 million, or 2.8%, of our loan portfolio at September 30, 2021. Commercial loans totaled $63.5 million, or 4.7%, of our loan portfolio at September 30, 2021 and construction first mortgage loans totaled $14.0 million, or 1.0%, of the total loan portfolio at September 30, 2021. Commercial loans include approximately $22.6 million in Paycheck Protection Program (“PPP”) loans which provide relief to small businesses affected by the pandemic. Obligations of states and political subdivisions totaled $56.2 million, or 4.1%, of our loan portfolio at September 30, 2021. Auto loans totaled $13.9 million or 1.0% of the total loan portfolio at September 30, 2021.  As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$580,313	42.7%	$610,172	42.6%	$597,514	44.6%
Construction	14,013	1.0	11,853	0.8	5,672	0.4
Commercial	63,500	4.7	139,603	9.7	55,559	4.1
Commercial real estate	591,117	43.4	509,628	35.5	480,647	35.8
Obligations of states and political subdivisions	56,164	4.1	79,230	5.5	71,828	5.4
Home equity loans and lines of credit	38,426	2.8	40,800	2.8	45,156	3.4
Auto loans	13,852	1.0	39,795	2.8	81,983	6.1
Other	1,581	0.2	2,293	0.2	2,924	0.2
Total loans receivable	$1,358,966	100.0%	$1,433,374	100.0%	$1,341,283	100.0%
Allowance for loan losses	(18,113)		(15,400)		(12,630)
Total loans receivable, net	$1,340,853		$1,417,974		$1,328,653

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to four- family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)
Due During the Years Ending September 30,
2022	$663	$-	$11,434	$63,735
2023	2,131	-	6,090	24,922
2024	3,720	-	3,666	34,354
2025 to 2026	17,643	-	28,725	96,110
2027 to 2031	71,998	-	6,020	224,524
2032 to 2036	136,378	24	5,039	62,983
2037 and beyond	347,780	13,989	2,526	84,489
Total	$580,313	$14,013	$63,500	$591,117

	Obligations of States and Political subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)
Due During the Years Ending September 30,
2022	$2,008	$427	$2,833	$62	$81,162
2023	509	774	5,970	164	40,560
2024	65	860	4,850	406	47,921
2025 to 2026	3,104	2,522	109	433	148,646
2027 to 2031	14,886	6,207	-	199	323,834
2032 to 2036	7,097	9,365	-	142	221,028
2037 and beyond	28,495	18,271	90	175	495,815
Total	$56,164	$38,426	$13,852	$1,581	$1,358,966

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2021 that are contractually due after September 30, 2022.

	Due After September 30, 2022
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$562,634	$17,016	$579,650
Construction	14,013	-	14,013
Commercial	37,368	14,698	52,066
Commercial real estate	292,635	234,747	527,382
Obligations of states and political subdivisions	16,570	37,586	54,156
Home equity loans and lines of credit	14,878	23,121	37,999
Auto loans	11,019	-	11,019
Other	1,518	1	1,519
Total	$950,635	$327,169	$1,277,804

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center. At September 30, 2021, $580.3 million, or 42.7%, of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios. Private mortgage insurance is required to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2021, our largest loan secured by one- to four-family real estate had a principal balance of approximately $1.8 million and was secured by a single-family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $642,000 in adjustable rate one- to four-family residential loans during the year ended September 30, 2021 and did not originate any during the year ended September 30, 2020. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2021, $17.0 million, or 2.9%, of our one- to four-family residential loans had adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our loan originators. Eligible properties include primary and vacation homes located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. As of September 30, 2021, home equity loans and lines of credit totaled about $38.4 million, or 2.8% of our loan portfolio.

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

Commercial Real Estate Loans. At September 30, 2021, $591.1 million, or 43.4%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office and industrial buildings, multi-family, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five to seven years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80%. At September 30, 2021, our largest commercial real estate relationship balance was $15.7 million, which was performing in accordance with its terms.

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

First Mortgage Construction Loans. At September 30, 2021, $14.0 million, or 1.0%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed- and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2021, our largest first mortgage construction loan balance was $1.0 million. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30-year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Commercial Loans. At September 30, 2021, $63.5 million, or 4.7%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate. Commercial loans include approximately $22.6 million in PPP loans which provide relief to small businesses affected by the pandemic.

Obligations of States and Political Subdivisions. At September 30, 2021, $56.2 million, or 4.1%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2021, $13.9 million, or 1.0%, of our total loan portfolio consisted of auto loans. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee. As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2021, these other loans totaled $1.6 million, or 0.2%, of the total loan portfolio.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. For all loans the Board has established a lending authority policy. Larger and more complex loan requests require the involvement of senior management or the Board.

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

Non-performing Loans. At September 30, 2021, $15.9 million, or 1.17% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $11.1 million at September 30, 2021. Two loans accounted for $8.8 million of the total non-accrual commercial real estate loans.  Non-performing residential first mortgage loans totaled $2.9 million at September 30, 2021.

Real Estate Owned. At September 30, 2021, the Company had $461,000 of real estate owned consisting of eleven properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2021	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$2,865	$4,623	$4,607
Construction	-	-	-
Commercial	1,358	1,828	603
Commercial real estate	11,124	13,426	3,524
Home equity loans and lines of credit	463	219	622
Auto loans	43	223	666
Other	14	11	41
Total	15,867	20,330	10,063
Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	-	-	-
Construction	-	-	-
Commercial	-	-	-
Commercial real estate	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total loans 90 days or more past due and accruing	-	-	-
Total non-performing loans	15,867	20,330	10,063
Real estate owned	461	269	240
Other repossessed assets	-	-	9
Total non-performing assets	$16,328	$20,599	$10,312
Troubled Debt Restructurings(1):
Residential first mortgage loans:
One- to four-family	$1,235	$2,078	$2,068
Construction	-	-	-
Commercial	-	-	-
Commercial real estate	8,420	565	787
Home equity loans and lines of credit	44	51	207
Auto loans	14	26	43
Other	-	-	-
Total	$9,713	$2,720	$3,105
Ratios:
Total non-performing loans to total loans	1.17%	1.42%	0.75%
Total non-performing loans to total assets	0.85%	1.07%	0.56%
Total non-performing assets to total assets	0.88%	1.09%	0.57%

(1)	Non-performing troubled debt restructurings are included in non-accrual loans as part of the non-performing assets table.

For the years ended September 30, 2021, 2020 and 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $182,000, $199,000 and $277,000 respectively.

At September 30, 2021, the principal balance of troubled debt restructurings (“TDRs”) was $9.7 million as compared to $2.7 million at September 30, 2020. All of the $9.7 million of TDRs at September 30, 2021 and $2.7 million at September 30, 2020 were non-accrual loans.

TDRs at September 30, 2021 were comprised of 11 residential loans totaling $1.2 million, seven commercial real estate loans totaling $8.4 million and four consumer loans (home equity loans, home equity lines of credit, auto and other) totaling $58,000.

For the year ended September 30, 2021, 13 loans totaling $1.0 million were removed from TDR status due to the completion of timely payments or paying off the balance.

We have modified terms of performing loans that do not meet the definition of a TDR. The vast majority of such loans were simply rate modifications of residential first mortgage loans in lieu of refinancing. The non-TDR rate modifications were all performing loans when the rates were reset to current market rates. For the year ended September 30, 2021, we modified 48 loans totaling $8.5 million that did not constitute troubled debt restructures. With regard to commercial loans, including commercial real estate loans, various non-troubled loans were modified, either for the purpose of a rate reduction to reflect current market rates (in lieu of a refinance) or the extension of a loan’s maturity date. In total we modified 22 commercial loans with an aggregate balance of approximately $30.3 million for the year ended September 30, 2021 that did not constitute troubled debt restructures. The Company has also granted pandemic-related forbearance for loans that are not defined as a TDR. Loans still in forbearance at September 30, 2021 included $30.6 million in commercial real estate, $374,000 in commercial and $140,000 in one-to four-family.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2021
Residential first mortgage loans:
One- to four-family	8	$580	26	$1,744	34	$2,324
Construction	-	-	-	-	-	-
Commercial	-	-	4	1,257	4	1,257
Commercial real estate	-	-	4	2,350	4	2,350
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	5	159	5	159
Auto loans	4	5	-	-	4	5
Other	-	-	2	9	2	9
Total	12	$585	41	$5,519	53	$6,104
At September 30, 2020
Residential first mortgage loans:
One- to four-family	22	$402	56	$2,190	78	$2,592
Construction	-	-	-	-	-	-
Commercial	1	65	16	984	17	1,049
Commercial real estate	3	392	21	1,948	24	2,340
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	2	-	9	168	11	168
Auto loans	62	82	47	37	109	119
Other	-	-	1	11	1	11
Total	90	$941	150	$5,338	240	$6,279
At September 30, 2019
Residential first mortgage loans:
One- to four-family	3	$266	35	$2,659	38	$2,925
Construction	-	-	-	-	-	-
Commercial	2	37	1	155	3	192
Commercial real estate	-	-	2	92	2	92
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	2	168	9	431	11	599
Auto loans	17	200	29	152	46	352
Other	-	-	3	30	3	30
Total	24	$671	79	$3,519	103	$4,190

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

At September 30, 2021, the Company classified approximately $20.6 million of our assets as Special Mention, of which $20.3 million were commercial and commercial real estate loans, and $26.5 million as Substandard, of which $23.3 million were commercial and commercial real estate loans. No loans were classified Doubtful or Loss. At September 30, 2020, we classified approximately $15.7 million of our assets as Special Mention, of which $15.0 million were commercial and commercial real estate loans, and $17.3 million as Substandard, of which $16.9 million were commercial and commercial real estate loans. No loans were classified as Doubtful or Loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. In addition, for the twelve months ended September 30, 2021, consideration was given and a credit provision was recorded for loans granted short term payment relief. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2021 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$15,400	$12,630	$11,688
Charge-offs:
Residential first mortgage loans:
One- to four-family	(83)	(94)	(330)
Construction	-	-	-
Commercial	(209)	-	(28)
Commercial real estate	(76)	(122)	(185)
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	(9)	(61)	(62)
Auto loans	(274)	(786)	(1,233)
Other	(1)	(24)	(13)
Total charge-offs	(652)	(1,087)	(1,851)
Recoveries:
Residential first mortgage loans:
One- to four-family	311	7	113
Construction	-	-	-
Commercial	-	1	3
Commercial real estate	99	98	60
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	9	17	7
Auto loans	246	453	518
Other	-	6	16
Total recoveries	665	582	717
Net (charge-offs) recoveries	13	(505)	(1,134)
Provision for loan losses	2,700	3,275	2,076
Balance at end of year	$18,113	$15,400	$12,630
Ratios:
Net charge-offs to average loans outstanding	-0.01%	0.04%	0.09%
Allowance for loan losses to non-performing loans at end of year	114.16%	75.75%	125.52%
Allowance for loan losses to total loans at end of year	1.33%	1.07%	0.94%

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

	2021			2020			2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$4,114	22.71%	42.70%	$4,301	27.93%	42.57%	$4,243	33.60%	44.55%
Construction	187	1.03	1.03	127	0.82	0.83	53	0.42	0.42
Commercial	1,041	5.75	4.67	874	5.68	9.74	1,870	14.81	4.14
Commercial real estate	10,470	57.80	43.50	7,209	46.81	35.55	3,806	30.13	35.83
Obligations of states and political subdivisions	393	2.17	4.13	555	3.60	5.53	343	2.72	5.36
Home equity loans and lines of credit	318	1.76	2.83	337	2.19	2.84	329	2.60	3.37
Auto loans	232	1.28	1.02	780	5.06	2.78	1,384	10.96	6.11
Other	21	0.12	0.12	25	0.16	0.16	28	0.22	0.22
Total allocated allowance	16,776	92.62	100.00	14,208	92.25	100.00	12,056	95.46	100.00
Unallocated allowance	1,337	7.38	-	1,192	7.75	-	574	4.54	-
Total allowance for loan losses	$18,113	100.00%	100.00%	$15,400	100.00%	100.00%	$12,630	100.00%	100.00%

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

FHLB Securities. We hold Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2021 was $4.5 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2021 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

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

Our policy is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2021, declines included in the table below represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

The following table sets forth the composition of our securities portfolio (excluding FHLB-Pittsburgh common stock) at the dates indicated.

	At September 30,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage-backed securities	$53,655	$55,068	$88,903	$91,431	$225,901	$226,440
Obligations of state and political subdivisions	12,826	13,246	21,136	21,931	19,860	20,212
U.S. government treasury securities	99,997	99,997	24,990	24,990	-	-
U.S. government agency securities	1,998	2,002	7,991	8,048	6,454	6,688
Corporate obligations	58,130	58,617	51,188	51,474	43,121	43,134
Other debt securities	11,493	11,651	14,265	14,610	17,036	16,919
Total investment securities available-for-sale	$238,099	$240,581	$208,473	$212,484	$312,372	$313,393

Investment securities held to maturity:
Mortgage-backed securities	$21,483	$21,249	$-	$-	$-	$-
Total investment securities held-to-maturity	$21,483	$21,249	$-	$-	$-	$-

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. government agency securities	$-%	-	$-%	-	$1,998%	2.33	$-%	-	$1,998	$2,002%	2.33
U.S. government treasury securities	99,997	0.04	-	-	-	-	-	-	$99,997	99,997	0.04
Obligations of state and political subdivisions	-	-	5,716	2.25	5,550	2.53	1,560	2.83	12,826	13,246	2.44
Mortgage-backed securities	-	-	-	-	11,121	1.71	42,533	2.44	53,654	55,068	2.29
Corporate obligations	-	-	11,414	2.98	44,332	4.47	2,385	3.33	58,131	58,617	4.13
Other debt securities	1	2.77	446	2.61	873	0.93	10,173	2.44	11,493	11,651	2.33
Total investment securities available for-sale	$99,998%	0.04	$17,576%	2.73	$63,874%	3.70	$56,651%	2.49	$238,099	$240,581%	1.80

Investment securities held to maturity:
Mortgage-backed securities	-	-	-	-	6,778	1.34	14,705	1.47	21,483	21,249	1.43
Total investment securities held to-maturity	$-%	-	$-%	-	$6,778%	1.34	$14,705%	1.47	$21,483	$21,249%	1.43

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

At September 30, 2021, our deposits totaled $1.6 billion. Interest-bearing demand, savings and club, and money market deposits totaled $1.4 billion at September 30, 2021. At September 30, 2021, we had a total of $209.9 million in certificates of deposit. Noninterest-bearing demand deposits totaled $257.7 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2021, we had a total of $225.0 million of brokered certificates of deposits, an increase of $6.8 million from the prior fiscal year end. Our brokered certificates of deposits range from less than one- to three-year terms and are purchased only through pre-approved brokers.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2021			2020			2019
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$264,160	16.12%	-%	$206,108	14.85%	-%	$167,211	12.63%	-%
Interest bearing demand accounts	270,238	16.49%	0.10%	220,770	15.90%	0.29%	196,854	14.87%	0.36%
Money market	409,568	25.00%	0.16%	357,779	25.77%	0.73%	331,208	25.02%	1.20%
Savings and club	178,534	10.90%	0.05%	146,935	10.59%	0.06%	132,604	10.02%	0.05%
Certificates of deposit	515,937	31.49%	0.86%	456,468	32.89%	1.57%	495,957	37.46%	1.95%
Total deposits	$1,638,437	100.00%	0.33%	$1,388,060	100.00%	0.76%	$1,323,834	100.00%	1.09%

As of September 30, 2021, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $90.6 million. The following table sets forth the maturity of those certificates as of September 30, 2021.

At September 30, 2021
(In thousands)
Three months or less	$22,930
Over three months through six months	20,341
Over six months through one year	25,700
Over one year	21,638
Total	$90,609

At September 30, 2021, $158.8 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings. Our short-term borrowings consist of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2021	2020	2019
	(Dollars in thousands)
Balance at end of year	$-	$111,713	$107,701
Maximum outstanding at any month end	$61,713	$239,467	$239,824
Average balance during year	$12,661	$147,179	$165,730
Weighted average interest rate at end of year	0.00%	0.42%	2.35%
Average interest rate during year	0.43%	1.53%	2.10%

At September 30, 2021, we had the ability to borrow approximately $726.3 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking, electronic banking solutions and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2021, the Bank had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees and Human Capital Resources

As of September 30, 2021, we had 234 full-time employees, and 17 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic continues to present a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we have been able to transition, many of our employees to working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

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

Regulation by the Federal Deposit Insurance Corporation

The Bank is also subject to extensive regulation, examination and supervision by the FDIC, as its primary federal regulator. Such regulation and supervision:

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

The FDIC is required by law to examine each regulated institution every twelve months, subject to an exception for institutions of less than $3 billion of total assets that satisfy certain other criteria, which are on an eighteen-month examination schedule. The FDIC has the authority to order any savings bank and its directors, officers, attorneys or employees to discontinue any violation of law or unsafe or unsound banking practice.

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

The FDIC charges insured depository institutions risk-based assessments to maintain the DIF.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits.  The FDIC finalized a rule, effective

April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated its prior practice of placing insured institutions into risk categories.  Instead, assessments for most banks are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years.  In conjunction with the DIF reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points. Beginning September 2019, banks of less than $10 billion of total assets received certain “small bank assessment credits” for the portion of their assessments that contributed to the growth of the FDIC’s fund reserve ratio from 1.15% to 1.35%. The credits ended as of the September 30, 2021 assessment invoice.

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

At September 30, 2021, the Bank’s capital exceeded all applicable requirements.

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

As of September 30, 2021, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

Regulatory Enforcement Authority

Federal law provides federal banking regulators with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist and removal orders, and initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extensions upon the request of the borrower up to a total of 18 months. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action. Additional opportunities for forbearance were subsequently made available by the federal agencies and, most recently, certain forbearance options were extended indefinitely through the end of the COVID-19 National Emergency.

The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance could be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally backed multi-family mortgage loans.  During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance. Most recently, certain forbearance options for borrowers of federally-backed multi -family mortgages were extended indefinitely by federal agencies due to the uncertain nature of the pandemic.

The Paycheck Protection Program

The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the Paycheck Protection Program (“PPP”) during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2021) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed.  If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2021 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The PPP ended on May 31, 2021, though existing borrowers may still be eligible for loan forgiveness. As of September 30, 2021 the Company had 180 PPP loans totaling $22.6 million.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2021, the Bank’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum tax income is in excess of the regular income tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2021, the Bank had a $139,000 minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001, 2002 and 2009) and forward to the succeeding 20 taxable years. At September 30, 2021, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent three-year period. The 2017, 2018, 2019 and 2020 tax years remain open. The tax returns filed for the fiscal years ended September 30, 2018, 2019 and 2020 represents tax years 2017, 2018 and 2019, respectively. The Company has not yet filed its tax return for the fiscal year ended September 30, 2021 which represents the 2020 tax year.

State Taxation

ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax. The Corporation Net Income Tax rate for fiscal year 2021 is 10.0% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter, can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A.	Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

Economic and Market Area

The COVID-19 pandemic has and will continue to pose risks and could harm business, results of operations and prospects of the Company.

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including if and to what extent the coronavirus can be controlled and abated and if the economy may remain open and operate in an efficient manner. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic will have material long-term effects on the Company and its customers which are difficult to quantify in the near-term or long-term.

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

•	if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may continue to decline in value, which could cause loan losses to increase;

•	allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•	cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and

•	risks to the capital markets that may impact the performance of the investment securities portfolio of the Company, as well as limit our access to capital markets and other funding sources.

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

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR. ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR recently announced it would consult on its plans for the discontinuation of

LIBOR. IBA intends to end publication of some LIBOR tenors on December 31, 2021 and the remaining LIBOR tenors in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2021, the fair value of our investment securities available for sale totaled $240.6 million. Unrealized net gains on these available for sale securities totaled approximately $2.5 million at September 30, 2021 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in the Bank’s Economic Value of Equity (“EVE”) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2021, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $8.9 million, or 2.5%, increase in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our Continued Emphasis on Commercial Real Estate Lending Increases Our Exposure to Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2021, $591.1 million, or 43.4%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2021, our largest commercial real estate lending relationship was $15.7 million of loans located in Lehigh County, Pennsylvania and secured by real estate. These loans were performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

The following table provides certain information as of September 30, 2021 with respect to our main office located in Stroudsburg, Pennsylvania, and our 21 full service branch offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage

Main Office:

200 Palmer Street Stroudsburg, PA 18360	Owned	2003	36,000

Full Service Branches:

249 Route 940 Blakeslee, PA 18610	Owned	2002	2,688

1881 Route 209 Brodheadsville, PA 18322	Owned	1983	4,100

75 Washington Street East Stroudsburg, PA 18301	Owned	1966	3,300

5120 Milford Rd. East Stroudsburg, PA 18302	Owned	2014	3,610

744 Main Street Stroudsburg, PA 18360	Owned	1985	12,000

Tannersville Plaza 2826 Route 611 Tannersville, PA 18372	Owned	2007	2,500

975 Route 390 Cresco, PA 18326	Owned	2010	2,912

418 West Broad Street Bethlehem, PA 18018	Owned	2012	4,500

358 South Walnut Street Bath, PA 18014	Leased	2012	2,000

2415 Park Avenue Easton, PA 18045	Owned	2012	3,460

76 South Main Street Nazareth, PA 18064	Leased	2012	2,746

600 Hamilton Street Suite 100 Allentown, PA 18101	Leased	2018	6,780

11 North Main Street Alburtis, PA 18011	Owned	2012	2,091

1430 Jacobsburg Road Wind Gap, PA 18091	Leased	2012	1,400

526 Wood Street Bethlehem, PA 18018	Leased	2012	200

1065 Highway 315 Wilkes Barre, PA 18702	Leased	2014	3,287

300 Mulberry Street Scranton, PA 18503	Leased	2014	2,114

8045 West Chester Pike Upper Darby, PA 19082	Leased	2015	4,000

354 West Lancaster Avenue Haverford, PA 19041	Leased	2015	3,128

48 West Marshall Road Lansdowne, PA 19050	Owned	2015	2,555

227 West Lancaster Avenue Devon, PA 19333	Leased	2015	2,226

Other Properties

746-752 Main Street Stroudsburg, PA 18360	Owned	2005	4,650

Plymouth Meeting Road, Suite 101 Plymouth Meeting, PA 19462	Leased	2016	4,389

190 Brodhead Road, Suite 200 Bethlehem, PA 18017	Leased	2017	6,909

The net book value of our premises, land and equipment was $13.6 million at September 30, 2021.

Item 3.	Legal Proceedings

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

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp’s common stock as of September 30, 2021 was 1,691. Certain shares of ESSA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2021 through July 31, 2021	77,754	$16.23	77,754	22,031
August 1, 2021 through August 31, 2021	9,587	16.72	9,587	12,444
September 1, 2021 through September 31, 2021	12,444	16.99	12,444	-
Total	99,785	$16.58	99,785

On August 25, 2020 the Company announced that its Board of Directors had approved a ninth stock repurchase program for up to 500,000 shares of its common stock. The Company completed its purchase of shares pursuant to this plan during the fiscal year ended September 30, 2021. The Company may repurchase the shares from time to time through open market purchases, privately negotiated stock transactions or in any other manner that is compliant with applicable securities law.

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

	At September 30,
	2021	2020	2019	2018	2017
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,861,436	$1,893,515	$1,799,427	$1,833,790	$1,785,218
Cash and cash equivalents	158,946	155,917	52,242	43,539	41,683
Investment securities:
Available for sale	240,581	212,484	313,393	371,438	390,452
Held to maturity	21,483	-	-	-	-
Loans, net	1,340,853	1,417,974	1,328,653	1,305,071	1,236,681
Regulatory stock	4,651	7,344	11,579	12,973	13,832
Premises and equipment	13,605	14,230	14,335	14,601	16,234
Bank owned life insurance	37,481	40,546	39,601	38,630	37,626
Deposits	1,636,115	1,543,696	1,342,830	1,336,855	1,274,861
Borrowed funds	-	125,877	248,282	298,496	311,614
Equity	201,822	191,397	189,508	179,186	182,727

	For the Years Ended September 30,
	2021	2020	2019	2018	2017
	(In thousands, except per share data)
Selected Results of Operations Data:
Interest income	$58,687	$64,072	$67,759	$64,503	$58,318
Interest expense	5,793	15,865	20,749	16,268	12,799
Net interest income	52,894	48,207	47,010	48,235	45,519
Provision for loan losses	2,700	3,275	2,076	4,000	3,350
Net interest income after provision for loan losses	50,194	44,932	44,934	44,235	42,169
Non-interest income	11,493	13,255	8,157	7,813	8,199
Non-interest expense	41,790	40,588	38,053	39,853	41,438
Income before income tax expense	19,897	17,599	15,038	12,195	8,930
Income tax expense	3,473	3,183	2,415	5,664	1,591
Net income	$16,424	$14,416	$12,623	$6,531	$7,339
Earnings per share
Basic	$1.65	$1.39	$1.18	$0.60	$0.69
Diluted	$1.65	$1.39	$1.18	$0.60	$0.69

	At or For the Years Ended September 30,
	2021	2020	2019	2018	2017
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.87%	0.76%	0.69%	0.36%	0.42%
Return on average equity	8.28%	7.43%	6.80%	3.61%	4.11%
Interest rate spread (1)	2.86%	2.49%	2.50%	2.71%	2.69%
Net interest margin (2)	2.96%	2.68%	2.73%	2.85%	2.77%
Efficiency ratio (3)	64.49%	65.80%	68.42%	71.11%	77.14%
Noninterest expense to average total assets	2.22%	2.14%	2.09%	2.20%	2.35%
Average interest-earning assets to average interest- bearing liabilities	128.42%	122.54%	119.05%	116.30%	115.99%
Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.88%	1.09%	0.57%	0.64%	0.88%
Non-performing loans as a percent of total loans	1.17%	1.42%	0.75%	0.80%	1.14%
Allowance for loan losses as a percent of non-performing loans	114.16%	75.75%	125.52%	111.20%	65.66%
Allowance for loan losses as a percent of total loans	1.33%	1.07%	0.94%	0.89%	0.75%
Capital Ratios:
Total risk-based capital (to risk weighted assets) (4)	14.47%	13.74%	14.00%	13.59%	13.96%
Common equity Tier 1 capital (to risk weighted assets) (4)	13.22%	12.64%	13.03%	12.70%	13.18%
Tier 1 risk-based capital (to risk weighted assets) (4)	13.22%	12.64%	13.03%	12.70%	13.18%
Tangible capital (to tangible assets)	10.05%	9.08%	9.67%	9.28%	9.19%
Tier 1 leverage (core) capital (to adjusted tangible assets) (4)	10.05%	9.08%	9.67%	9.28%	9.19%
Average equity to average total assets	10.84%	10.11%	10.53%	9.96%	10.13%
Other Data:
Number of full service offices	21	22	22	22	25

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in fiscal 2021 or fiscal 2020.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in fiscal 2021 or fiscal 2020.

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

Comparison of Financial Condition at September 30, 2021 and September 30, 2020

Total Assets. Total assets decreased $32.1 million, or 1.7%, to $1.9 billion at September 30, 2021, compared to September 30, 2020.

Cash and Due from Banks. Cash and due from banks increased $45.4 million, or 44.8%, to $146.8 million at September 30, 2021 from $101.4 million at September 30, 2020. The primary reason for the increase was forgiveness and repayment of PPP loans.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $42.4 million, or 77.79%, to $12.1 million at September 30, 2021 from $54.5 million at September 30, 2020. The primary reason for the decrease was a shift of funds to cash and due from banks.

Investment Securities Available for Sale and Held to Maturity. Investment securities available for sale increased $28.1 million, or 13.2%, to $240.6 million at September 30, 2021 from $212.5 million at September 30, 2020. The increase was due primarily to increases in US government Treasury securities of $75.0 million and corporate securities of $7.1 million, which were offset in part by decreases in US government agency securities of $6.0 million, US government mortgage backed securities of $36.4 million, obligations of states and political subdivisions of $8.6 million and other debt securities of $3.0 million. The Company had $21.5 million in US government mortgage backed securities which were classified as held to maturity at September 30, 2021.

Net Loans. Net loans decreased $77.1 million, or 5.5%, to $1.3 billion at September 30, 2021 from September 30, 2020. The primary reasons for the decrease were decreases in residential real estate loans, commercial loans, obligations of states and political subdivisions, auto loans, home equity loans and lines of credit and other loans, offset in part by increases in commercial real estate loans and construction loans. Commercial real estate loans increased by $81.5 million to $591.1 million at September 30, 2021 from $509.6 million at September 30, 2020. Commercial loans decreased $76.1 million to $63.5 million at September 30, 2021 from $139.6 million at September 30, 2020 due primarily declines in PPP loans of $54.1 million.  Obligations of states and political subdivisions decreased by $23.1 million to $56.2 million at September 30, 2021 from $79.2 million at September 30, 2020. One- to four-family loans decreased by $29.9 million to $580.3 million at September 30, 2021 from $610.2 million at September 30, 2020. The Company sold $67.5 million in one- to four-family mortgage loans to the Federal Home Loan Bank of Pittsburgh during the fiscal year. Home equity loans and lines of credit decreased by $2.4 million to $38.4 million at September 30, 2021 from $40.8 million at September 30, 2020. Auto loans decreased $25.9 million to $13.9 million at September 30, 2021 from $39.8 million at September 30, 2020. The Company discontinued indirect auto lending in July 2018.

Deposits. Deposits increased by $92.4 million, or 6.0%, to $1.6 billion at September 30, 2021, primarily as a result of increases in interest bearing demand accounts, money market accounts, savings accounts and non-interest bearing demand accounts partially offset by a decrease in certificates of deposit. Overall, the changes in deposits at September 30, 2021 compared to September 30, 2020 included an increase in non-interest bearing demand accounts of $15.1 million, or 6.2%, an increase in interest bearing demand accounts of $276.4 million, or 100.6%, an increase in money market accounts of $26.4 million, or 6.6%, an increase in savings and club accounts of $28.0 million, or 17.4%, and a decrease in certificates of deposit of $253.6 million, or 54.7%. Included in the certificates of deposit was an increase of $6.8 million, or 3.1%, in brokered certificates of deposit. At September 30, 2021, the Company had $225.0 million of brokered certificates of deposit outstanding.

Borrowed Funds. Borrowed funds, short term and other, decreased $125.9 million, or 100.0%, to zero at September 30, 2021 from $125.9 million at September 30, 2020. All borrowed funds are from the FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $10.4 million, or 5.5%, to $201.8 million at September 30, 2021 from $191.4 million at September 30, 2020. The increase was primarily due to net income of $16.4 million and other comprehensive income of $4.7 million partially offset by cash dividends paid of $4.7 million and common stock repurchases of $7.1 million.

Comparison of Operating Results for the Years Ended September 30, 2021 and September 30, 2020

Net Income. Net income increased by $2.0 million, or 13.9%, to $16.4 million for the fiscal year ended September 30, 2021 from $14.4 million for the fiscal year ended September 30, 2020. The increase was primarily due to a decrease in interest expense and a decrease in the provision for loan losses partially offset by a decrease in interest income, a decrease in noninterest income, and an increase in noninterest expense and an increase in income taxes.

Net Interest Income. Net interest income increased by $4.7 million, or 9.7%, to $52.9 million for fiscal year 2021 from $48.2 million for fiscal year 2020, primarily due to the decreases in interest expense from deposits and short-term borrowings, partially offset by the decrease in total interest income.

Interest Income. Interest income decreased $5.4 million, or 8.4%, to $58.7 million for fiscal year 2021 from $64.1 million for fiscal year 2020. The decrease resulted from a decrease of 28 basis points in the overall yield on interest earning assets to 3.28% from 3.57%, which had the effect of decreasing interest income by $3.3 million. Also contributing to the decrease was an $8.8 million decrease in average interest earning assets, which had the effect of decreasing interest income by $2.1 million. The decrease in average interest earning assets during 2021 compared to 2020 included decreases in average mortgage backed securities of $122.7 million and average FHLB stock of $8.6 million. These decreases were partially offset by increases in average loans of $6.4 million, average other assets of $105.4 million and average investment securities of $10.7 million. The average yield on loans decreased to 3.91% for the fiscal year 2021, from 4.01% for the fiscal year 2020. The average yields on investment securities decreased to 2.78% from 3.56% and the average yields on mortgage backed securities decreased to 1.55% for 2021 from 2.11% for the 2020 period.

Interest Expense. Interest expense decreased $10.1 million, or 63.5%, to $5.8 million for fiscal year 2021 from $15.9 million for fiscal year 2020. The decrease in interest expense resulted from a 66 basis point decrease in the overall cost of interest bearing liabilities to 0.42% for fiscal 2021 from 1.08% for fiscal 2020 which had the effect of decreasing interest expense by $6.9 million along with a decrease in average interest bearing liabilities which had the effect of decreasing interest expense by $3.2 million. For fiscal 2021, average borrowed funds decreased $266.4 million compared to fiscal 2020. Average savings and club accounts increased by $31.6 million, average interest bearing demand deposit accounts increased $49.5 million, average money market accounts increased $51.8 million and average certificates of deposit decreased $59.5 million. The cost of money market accounts decreased to 0.16% for fiscal year 2021 from 0.73% for fiscal year 2020. The cost of interest bearing demand deposit accounts decreased to 0.10% for fiscal year 2021 from 0.29% for fiscal year 2020. The cost of savings and club accounts decreased to 0.05% for fiscal 2021 from 0.06% for fiscal 2020. The cost of certificates of deposit decreased to 0.86% from 1.57% and the cost of borrowed funds decreased to 1.86% from 1.87% for fiscal years 2021 and 2020, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a provision of $2.7 million for fiscal year 2021 compared to a $3.3 million provision for the 2020 fiscal year. The allowance for loan losses was $18.1 million, or 1.33% of loans outstanding, at September 30, 2021, compared to $15.4 million, or 1.07% of loans outstanding, at September 30, 2020. As the economic effects continue to evolve due to COVID-19 restrictions, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require further increases in our allowance for loan losses and lead to increases in the level of charge-offs in our loan portfolio.

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

Non-Interest Income. Non-interest income decreased $1.8 million, or 13.3%, to $11.5 million for the year ended September 30, 2021, from $13.3 million for the comparable 2020 period. The decrease was primarily due to decreases in gain on sale of investments, net of $2.5 million, loan swap fees of $642,000, earnings on bank owned life insurance of $90,000 and insurance commissions of $186,000.  These decreases were offset, in part, by increases in service fees on deposit accounts of $167,000, service charges and fees on loans of $476,000, gain on sale of loans, net of $707,000, trust and investment fees of $150,000 and other noninterest income of $100,000. Gain on sale of investments, net included a one-time gain of $2.5 million related to a deleveraging strategy the Company executed in the fiscal fourth quarter of 2020.  During the fourth quarter of fiscal 2020, the Company identified approximately $123.0 million of higher cost FHLB advances with a weighted average coupon of approximately 2.0%. The Company utilized the proceeds from the sale of approximately $89.0 million of investment securities along with approximately $34.0 million of cash to prepay the identified FHLB advances. The gain from the sale of the investment securities approximated the prepayment penalty for the prepayment of the FHLB advances.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 3.0%, to $41.8 million for fiscal year 2021 from $40.6 million for the comparable period in 2020. The primary reasons for the increase in noninterest expense were increases in compensation and employee benefits of $2.0 million, occupancy and equipment of $137,000, professional fees of $201,000, data processing of $263,000, advertising of $155,000 FDIC insurance premiums of $364,000 and other expenses of $995,000. These increases were partially offset by decreases in prepayment on FHLB advances of $2.5 million and gain on foreclosed real estate of $623,000.  Foreclosed real estate included a one-time deferred income credit related to a former foreclosed real estate property of $534,000. During the fourth quarter of fiscal 2020, the Company identified approximately $123.0 million of higher cost FHLB advances with a weighted average coupon of approximately 2.0%. The Company utilized the proceeds from the sale of approximately $89.0 million of investment securities along with approximately $34.0 million of cash to prepay the identified FHLB advances. The gain from the sale of the investment securities approximated the prepayment penalty for the prepayment of the FHLB advances.

Income Taxes. Income tax expense of $3.5 million was recognized for fiscal year 2021 compared to an income tax expense of $3.2 million recognized for fiscal year 2020. The effective tax rate for the year ended September 30, 2021 was 17.5% compared to 18.1% for the 2020 period.

Average Balance Sheets for the Years Ended September 30, 2021 and 2020

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$1,394,498	$54,459	3.91%	$1,388,148	$55,668	4.01%
Investment securities
Taxable (3)	80,254	2,255	2.81%	68,456	2,534	3.70%
Exempt from federal income tax (3) (4)	8,068	156	2.45%	9,128	181	2.51%
Total investment securities	88,322	2,411	2.78%	77,584	2,715	3.56%
Mortgage-backed securities	92,282	1,429	1.55%	215,007	4,547	2.11%
Regulatory stock	4,295	204	4.75%	12,938	820	6.34%
Other	208,964	184	0.09%	103,521	322	0.31%
Total interest-earning assets	1,788,361	58,687	3.28%	1,797,198	64,072	3.57%
Allowance for loan losses	(16,885)			(13,447)
Noninterest-earning assets	114,232			113,916
Total assets	$1,885,708			$1,897,667
Interest-bearing liabilities:
Interest bearing demand accounts	270,238	273	0.10%	220,770	639	0.29%
Money market accounts	409,568	667	0.16%	357,779	2,619	0.73%
Savings and club accounts	178,534	94	0.05%	146,935	83	0.06%
Certificates of deposit	515,937	4,488	0.87%	456,468	7,187	1.57%
Borrowed funds	18,310	271	1.48%	284,688	5,337	1.87%
Total interest-bearing liabilities	1,392,587	5,793	0.42%	1,466,640	15,865	1.08%
Non-interest bearing demand accounts	264,160			206,108
Noninterest-bearing liabilities	30,686			30,816
Total liabilities	1,687,433			1,703,564
Equity	198,275			194,103
Total liabilities and equity	$1,885,708			$1,897,667
Net interest income		$52,894			$48,207
Interest rate spread			2.86%			2.49%
Net interest-earning assets	$395,774			$330,558
Net interest margin (5)			2.96%			2.68%
Average interest-earning assets to average interest-bearing liabilities		128.42%			122.54%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized costs on loans totaling $204,000 in 2021 and $1.4 million in 2020.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	For the Years Ended September 30, 2021 vs. 2020			For the Years Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$272	$(1,481)	$(1,209)	$2,565	$(3,419)	$(854)
Investment securities	684	(988)	(304)	(34)	(189)	(223)
Mortgage-backed securities	(2,128)	(990)	(3,118)	(1,194)	(994)	(2,188)
Regulatory stock	(448)	(168)	(616)	3	(151)	(148)
Other	(455)	317	(138)	(391)	117	(274)
Total interest-earning assets	(2,075)	(3,310)	(5,385)	949	(4,636)	(3,687)
Interest-bearing liabilities:
NOW accounts	190	(556)	(366)	123	(197)	(74)
Money market accounts	444	(2,396)	(1,952)	353	(1,725)	(1,372)
Savings and club accounts	11	-	11	12	-	12
Certificates of deposit	1,114	(3,813)	(2,699)	(714)	(1,746)	(2,460)
Borrowed funds	(4,143)	(923)	(5,066)	(162)	(828)	(990)
Total interest-bearing liabilities	(2,384)	(7,688)	(10,072)	(388)	(4,496)	(4,884)
Net change in interest income	$309	$4,378	$4,687	$1,337	$(140)	$1,197

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2021, the level of net interest income at risk in a 200 basis points increase or a 100 basis point decrease was within the Company’s policy limit of a decline less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2021.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	46,783	(3,145)	(6.3)
Static	49,928	-	-
+100	53,623	3,695	7.4
+200	52,724	2,796	5.6
+300	53,972	4,044	8.1
+400	55,869	5,941	11.9

The above table indicates that as of September 30, 2021, in the event of a 400 basis point instantaneous increase in interest rates, the Company would experience an 11.9%, or $5.9 million, increase in net interest income. In the event of a 100 basis point decrease in interest rates, the Company would experience a 6.3%, or $3.1 million, decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2021.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	288,846	(61,936)	(17.7)
Flat	350,782	-	-
+100	363,024	12,242	3.5
+200	359,633	8,851	2.5
+300	360,562	9,780	2.8
+400	363,302	12,520	3.6

The preceding table indicates that as of September 30, 2021, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 3.6%, or $12.5 million, increase in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 17.7%, or $61.9 million, decrease in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2021, $158.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. There were $100.0 million in short-term investment securities (maturing in one year or less) at September 30, 2021. As of September 30, 2021, we had no borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $726.3 million.

At September 30, 2021, we had $254.4 million in loan commitments outstanding, which included $166.5 million in undisbursed construction loans, $50.0 million in unused home equity lines of credit and $86.3 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2021 totaled $158.8 million, or 75.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2021. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $19.4 million and $19.8 million for the years ended September 30, 2021 and 2020, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $31.8 million and $15.4 million in fiscal years 2021 and 2020, respectively, principally reflecting our loan and investment security activities in the respective periods. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $111.4 million and $168.8 million in the years ended September 30, 2021 and 2020, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash (used for) provided by financing activities of $(48.1) million in fiscal year 2021, and $68.5 million in fiscal year 2020.

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

For fiscal year 2021, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.  The Company used derivative financial instruments as part of its interest rate hedging activities in 2021.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

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

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “— Directors and Executive Officers,” “— Corporate Governance and Code of Ethics and Business Conduct” and “— Board Meetings and Committees” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on March 3, 2022 (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation is presented under the headings “Compensation Matters” “— Summary Compensation Table,” “— Other Benefit Plans and Agreements,” and “— Director Compensation” in the Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2021 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—	$—	98,258
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	98,258

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Proposal I — Election of Directors” “— Director Independence” and “— Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference.

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

(A)	Report on Management’s Assessment of Internal Control over Financial Reporting
(B)	Report of Independent Registered Public Accounting Firm
(C)	Consolidated Balance Sheet - at September 30, 2021 and 2020
(D)	Consolidated Statement of Income - Years ended September 30, 2021 and 2020
(E)	Consolidated Statement of Comprehensive Income (Loss) – Years ended September 30, 2021 and 2020
(F)	Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2021 and 2020
(G)	Consolidated Statement of Cash Flows - Years ended September 30, 2021 and 2020
(H)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(1)

3.2	Bylaws of ESSA Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of ESSA Bancorp, Inc.(1)

4.2	Description of Capital Stock of ESSA Bancorp, Inc.(2)

10.1	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Gary S. Olson dated April 23, 2013(3)

10.2	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Allan A. Muto dated May 1, 2013(3)

10.3	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Charles D. Hangen dated October 12, 2016(4)

10.4	Supplemental Executive Retirement Plan(5)

10.5	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(5)

10.6	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(5)

10.7	Endorsement Split Dollar Life Insurance Agreement for Charles D Hangen(5)

10.8	Endorsement Split Dollar Life Insurance Agreement for Ms. Weekes and Messrs. Henning, Kutteroff, Selig, and Regan(5)

10.9	ESSA Bancorp, Inc. 2016 Equity Incentive Plan(6)

10.10	ESSA Bank & Trust Performance Based Long-Term Incentive Plan(7)

10.11	ESSA Bank & Trust Amended and Restated Executive/Management Annual Incentive Compensation Plan

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive data File (formatted as Inline XBRL and contained in Exhibit 101)

1	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
2	Incorporated by reference to Exhibit 4.2 of ESSA Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2020.
3	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.

4	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2016.
5	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
6

Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on January 26, 2016.

7        Incorporated by reference to ESSA Bancorp, Inc’s Annual Report on Form 10-K filed with the securities and Exchange Commission on December 16, 2020.

Item 16.	Form 10-K Summary

None.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2021, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2021, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESSA Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2021 and 2020; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $1.4 billion as of September 30, 2021, and the associated ALL was $18.1 million. As discussed in Note 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in economic conditions, portfolio composition trends, classified loan trends, delinquency trends, and external factors.

Auditing the Company’s ALL involved a high degree of subjectivity due to the judgement involved in management’s determination of commercial loan credit risk ratings and identification and measurement of qualitative factor adjustments included in the estimate of the allowance for loan losses.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data and third-party macroeconomic data. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists to perform procedures on a sample of commercial loans to test the Company’s credit risk ratings by comparing key attributes used in the determination of the credit risk rating to supporting documentation such as borrowers’ financial statements, underlying collateral, financial health of the guarantor, and loan payment history.

We have served as the Company’s auditor since 2005.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 14, 2021

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2021	2020
	(dollars in thousands)
ASSETS
Cash and due from banks	$146,841	$101,447
Interest-bearing deposits with other institutions	12,105	54,470
Total cash and cash equivalents	158,946	155,917
Investment securities available for sale, at fair value	240,581	212,484
Investment securities held to maturity, at amortized cost	21,483	-
Loans receivable (net of allowance for loan losses of $18,113 and $15,400)	1,340,853	1,417,974
Loans, held for sale	381	208
Regulatory stock, at cost	4,651	7,344
Premises and equipment, net	13,605	14,230
Bank-owned life insurance	37,481	40,546
Foreclosed real estate	461	269
Intangible assets, net	520	791
Goodwill	13,801	13,801
Deferred income taxes	4,613	5,993
Other assets	24,060	23,958
TOTAL ASSETS	$1,861,436	$1,893,515
LIABILITIES
Deposits	$1,636,115	$1,543,696
Short-term borrowings	-	111,713
Other borrowings	-	14,164
Advances by borrowers for taxes and insurance	4,949	7,858
Other liabilities	18,550	24,687
TOTAL LIABILITIES	1,659,614	1,702,118
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,461,443 and 10,876,869 outstanding at September 30, 2021 and 2020, respectively)	181	181
Additional paid-in capital	181,659	181,487
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(6,915)	(7,350)
Retained earnings	124,342	112,612
Treasury stock, at cost; 7,671,652 and 7,256,226 shares at September 30, 2021 and 2020, respectively	(98,127)	(91,477)
Accumulated other comprehensive income (loss)	682	(4,056)
TOTAL STOCKHOLDERS’ EQUITY	201,822	191,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,861,436	$1,893,515

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2021	2020
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$54,459	$55,668
Investment securities:
Taxable	3,684	7,081
Exempt from federal income tax	156	181
Other investment income	388	1,142
Total interest income	58,687	64,072
INTEREST EXPENSE
Deposits	5,522	10,528
Short-term borrowings	209	2,254
Other borrowings	62	3,083
Total interest expense	5,793	15,865
NET INTEREST INCOME	52,894	48,207
Provision for loan losses	2,700	3,275
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	50,194	44,932
NONINTEREST INCOME
Service fees on deposit accounts	3,088	2,921
Services charges and fees on loans	1,865	1,389
Loan swap fees	652	1,294
Unrealized gain (loss) on equity securities	15	(8)
Trust and investment fees	1,530	1,380
Gain on sale of investment securities, net	460	2,927
Gain on sale of loans, net	2,174	1,467
Earnings on bank-owned life insurance	854	945
Insurance commissions	643	829
Other	212	111
Total noninterest income	11,493	13,255
NONINTEREST EXPENSE
Compensation and employee benefits	25,903	23,938
Occupancy and equipment	4,412	4,275
Professional fees	2,127	1,926
Data processing	4,436	4,173
Advertising	636	481
Federal Deposit Insurance Corporation (“FDIC”) premiums	1,084	720
Gain on foreclosed real estate	(692)	(69)
Amortization of intangible assets	271	275
Prepayment penalty on FHLB Advances	254	2,504
Other	3,359	2,365
Total noninterest expense	41,790	40,588
Income before income taxes	19,897	17,599
Income taxes	3,473	3,183
NET INCOME	$16,424	$14,416
Earnings per share:
Basic	$1.65	$1.39
Diluted	$1.65	$1.39
Dividends per share	$0.47	$0.44

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2021	2020
	(dollars in thousands)
Net income	$16,424	$14,416
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding (loss) gain	(1,069)	5,917
Tax effect	227	(1,245)
Reclassification of gains recognized in net income	(460)	(2,927)
Tax effect	97	615
Net of tax amount	(1,205)	2,360
Pension plan adjustment:
Unrealized holding gain (loss)	1,710	(2,411)
Tax effect	(360)	506
Reclassification adjustment related to actuarial gains	221	-
Tax effect	(46)	-
Net of tax amount	1,525	(1,905)
Derivative and hedging activities adjustments:
Changes in unrealized gain (loss) on derivative included in net income	3,591	(4,644)
Tax effect	(754)	975
Reclassification adjustment for losses on derivatives included in net income	2,001	554
Tax effect	(420)	(116)
Net of tax amount	4,418	(3,231)
Total other comprehensive income (loss)	4,738	(2,776)
Comprehensive income	$21,162	$11,640

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Equity
		(dollars in thousands except share and per share data)
Balance, September 30, 2019	11,321,417	$181	$181,161	$(7,803)	$102,465	$(85,216)	$(1,280)	189,508
Net income					14,416			14,416
Other comprehensive loss							(2,776)	(2,776)
Cash dividends declared ($.44 per share)					(4,559)			(4,559)
Stock-based compensation			504					504
Allocation of ESOP stock			211	453				664
Adoption of new lease standard					290			290
Allocation of treasury shares to incentive plan	24,452		(389)			306		(83)
Treasury shares purchased	(469,000)		-			(6,567)		(6,567)
Balance, September 30, 2020	10,876,869	181	181,487	(7,350)	112,612	(91,477)	(4,056)	191,397
Net income					16,424			16,424
Other comprehensive income							4,738	4,738
Cash dividends declared ($.47 per share)					(4,694)			(4,694)
Stock-based compensation			515					515
Allocation of ESOP stock			207	435				642
Allocation of treasury shares to incentive plan	34,274		(550)			428		(122)
Treasury shares purchased	(449,700)		-			(7,078)		(7,078)
Balance, September 30, 2021	10,461,443	$181	$181,659	$(6,915)	$124,342	$(98,127)	$682	$201,822

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2021	2020
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$16,424	$14,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,700	3,275
Provision for depreciation and amortization	1,055	1,077
Amortization and accretion of discounts and premiums, net	(1,317)	1,765
Net gain on sale of investment securities	(460)	(2,927)
Compensation expense from ESOP	642	664
Stock-based compensation	515	504
Amortization of right-of-use-asset	860	859
Unrealized (gain) loss on equity securities	(15)	8
Gain on sale of mortgage loans, net	(2,174)	(1,467)
Origination of mortgage loans sold	(67,550)	(38,288)
Proceeds from sale of mortgage loans originated for sale	69,551	39,755
Decrease (increase) in accrued interest receivable	1,370	(695)
Decrease in accrued interest payable	(591)	(647)
Earnings on bank-owned life insurance	(854)	(945)
Deferred federal income taxes	1,210	(134)
Decrease in accrued pension liability	(484)	(591)
Gain on foreclosed real estate	(692)	(11)
Amortization of intangible assets	271	275
Other, net	(1,086)	2,856
Net cash provided by operating activities	19,375	19,749
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	19,673	115,595
Proceeds from principal repayments and maturities	90,957	53,215
Purchases	(140,885)	(63,545)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	764	-
Purchases	(22,247)	-
Decrease (increase) in loans receivable, net	76,450	(93,307)
Redemption of regulatory stock	6,149	20,693
Purchase of regulatory stock	(3,456)	(16,458)
Bank owned life insurance death benefit	3,919	-
Capital expenditures for foreclosed real estate	-	(15)
Proceeds from sale of foreclosed real estate	870	296
Purchase of premises, equipment, and software	(401)	(1,041)
Net cash provided by investing activities	31,793	15,433
FINANCING ACTIVITIES
Increase in deposits, net	92,419	200,866
Net (decrease) increase in short-term borrowings	(111,713)	4,012
Proceeds from other borrowings	-	55,661
Repayment of other borrowings	(14,164)	(182,078)
(Decrease) increase in advances by borrowers for taxes and insurance	(2,909)	1,158
Purchase of common stock	(7,078)	(6,567)
Dividends on common stock	(4,694)	(4,559)
Net cash (used for) provided by financing activities	(48,139)	68,493
Increase in cash and cash equivalents	3,029	103,675
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155,917	52,242
CASH AND CASH EQUIVALENTS AT END OF YEAR	$158,946	$155,917

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES

	Years Ended September 30,
	2021	2020
	(dollars in thousands)
Cash paid:
Interest	$6,384	$16,512
Income taxes	-	8
Noncash items:
Transfers from loans to foreclosed real estate	370	299
Initial recognition of operating right-of-use asset	-	7,272
Initial recognition of operating lease liability	-	7,272
Unrealized holding (loss) gain on investment securities available for sale	(1,529)	2,990

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities classified as held-to-maturity are those that the Company has the positive intent and ability to hold until maturity.  These securities are reported at amortized cost.

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Community Bankers Bank stock. Regulatory stock is carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2021.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2021 and 2020, were not impaired. Total servicing assets included in other assets as of September 30, 2021 and 2020, were $763,000 and $393,000, respectively.

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

The other intangible assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2021 and 2020.

The following tables provide information for the carrying amount of goodwill and intangible assets (in thousands).

Goodwill	2021	2020
Balance at beginning of year	$13,801	$13,801
Goodwill acquired	-	-
Balance at end of year	$13,801	$13,801

Intangible assets	2021	2020
Balance at beginning of year	$791	$1,066
Intangible assets acquired	-	-
Amortization	(271)	(275)
Balance at end of year	$520	$791

Amortizable intangible assets were composed of the following:

		September 30,
		2021	2020
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangible	$4,787	$4,267	$3,991

	2021	2020
Aggregate amortization expense:
As of the years ended September 30	$271	$275

Estimated future amortization expense (dollars in thousands):

2022	$240
2023	190
2024	90
$520

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU was effective upon issuance and did not have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2021 and 2020.

	2021	2020
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(7,431,752)	(6,991,620)
Average unearned ESOP shares	(701,545)	(746,824)
Average unearned nonvested shares	(54,270)	(47,168)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	9,945,528	10,347,483
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	1,976	-
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	9,947,504	10,347,483

At September 30, 2021, there were 18,229 shares of nonvested stock outstanding at an average weighted price of $16.17 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2020 there were 36,872 shares of nonvested stock outstanding at an average weighted price of $16.15 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$25,614	$766	$(30)	$26,350
Freddie Mac	21,240	574	(42)	21,772
Governmental National Mortgage Association securities	6,801	159	(14)	6,946
Total mortgage-backed securities	53,655	1,499	(86)	55,068
Obligations of states and political subdivisions	12,826	420	-	13,246
U.S. government treasury securities	99,997	-	-	99,997
U.S. government agency securities	1,998	4	-	2,002
Corporate obligations	58,130	940	(453)	58,617
Other debt securities	11,493	273	(115)	11,651
Total debt securities	$238,099	$3,136	$(654)	$240,581

Held to maturity
Fannie Mae	$11,738	$-	$(111)	$11,627
Freddie Mac	9,745	-	(123)	9,622
Total debt securities	$21,483	$-	$(234)	$21,249

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$41,961	$1,385	$(88)	$43,258
Freddie Mac	31,642	964	(2)	32,604
Governmental National Mortgage Association securities	15,300	368	(99)	15,569
Total mortgage-backed securities	88,903	2,717	(189)	91,431
Obligations of states and political subdivisions	21,136	795	-	21,931
U.S. government treasury securities	24,990	-	-	24,990
U.S. government agency securities	7,991	57	-	8,048
Corporate obligations	51,188	807	(521)	51,474
Other debt securities	14,265	495	(150)	14,610
Total debt securities	$208,473	$4,871	$(860)	$212,484

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the twelve months ended September 30, 2021 and 2020.

(Dollars in thousands)	2021	2020
Net (losses) gains recognized during the period on equity securities	$15	$(8)
Less: Net (losses) gains recognized during the period on equity securities sold during the period	-	-
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$15	$(8)

The amortized cost and fair value of debt securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$99,998	$99,998	$-	$-
Due after one year through five years	17,576	17,940	-	-
Due after five years through ten years	63,874	64,659	6,778	6,744
Due after ten years	56,651	57,984	14,705	14,505
Total	$238,099	$240,581	$21,483	$21,249

For the years ended September 30, 2021 and 2020, the Company realized gross gains of $508,000 and $3.0 million  and gross losses of $48,000 and $43,000 respectively, and proceeds from the sale of investment securities of $19.7 million and $115.6 million, respectively.

Investment securities with carrying values of $250.4 million and $212.5 million at September 30, 2021 and 2020, respectively, were pledged to secure public deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	2021
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$15,410	$(127)	$4,078	$(14)	$19,488	$(141)
Freddie Mac	12	14,466	(165)	-	-	14,466	(165)
Governmental National Mortgage Association securities	4	-	-	2,038	(14)	2,038	(14)
Corporate obligations	28	22,799	(397)	1,937	(56)	24,736	(453)
Other debt securities	8	-	-	2,348	(115)	2,348	(115)

Total	69	$52,675	$(689)	$10,401	$(199)	$63,076	$(888)

	2020
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	8	$1,397	$(19)	$5,827	$(69)	$7,224	$(88)
Freddie Mac	1	330	(2)	-	-	330	(2)
Governmental National Mortgage Association securities	7	4,428	(61)	2,996	(38)	7,424	(99)
Corporate obligations	20	13,213	(93)	6,573	(428)	19,786	(521)
Other debt securities	10	-	-	3,879	(150)	3,879	(150)
Total	46	$19,368	$(175)	$19,275	$(685)	$38,643	$(860)

The Company’s investment securities portfolio contains unrealized losses on securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the U.S. government agency securities, U.S. government treasury securities, other mortgage-backed securities, corporate obligations, obligations of states and political subdivisions and other debt securities.

The Company reviews its position quarterly and has asserted that at September 30, 2021 and 2020, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2021 and 2020, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

4.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2021	2020
Real estate loans:
Residential	$580,313	$610,172
Construction	14,013	11,853
Commercial	591,117	509,628
Commercial	63,500	139,603
Obligations of states and political subdivisions	56,164	79,230
Home equity loans and lines of credit	38,426	40,800
Auto loans	13,852	39,795
Other	1,581	2,293
	1,358,966	1,433,374
Less allowance for loan losses	18,113	15,400
Net loans	$1,340,853	$1,417,974

During 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2021, the Company had outstanding principal balances of $22.6 million compared to $76.8 million on September 30, 2020. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on the outstanding PPP loans of $22.6 million as of September 30, 2021, the Company has approximately $866,000 in unamortized fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

Included in the September 30, 2021 balances are loans acquired from First Star Bank in 2012, Franklin Security Bank in 2014 and Eagle National Bank in 2015.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	2021	2020
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$939	$1,086
Carrying amount	877	1,025

There has been $182,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2021. There has been $146,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2020. In addition, no allowance for loan losses has been reversed.

Loans serviced by the Company for others amounted to $193.9 million and $132.6 million at September 30, 2021 and 2020, respectively. The Company began selling current production residential real estate loans to the FHLB in February 2020.

The Company’s primary business activity is with customers located in counties where its branch offices are located and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30,

2021 and 2020, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

The following tables show the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2021
Real estate loans:
Residential	$580,313	$2,646	$-	$577,667
Construction	14,013	-	-	14,013
Commercial	591,117	11,166	877	579,074
Commercial	63,500	1,355	-	62,145
Obligations of states and political subdivisions	56,164	-	-	56,164
Home equity loans and lines of credit	38,426	336	-	38,090
Auto Loans	13,852	39	-	13,813
Other	1,581	8	-	1,573
Total	$1,358,966	$15,550	$877	$1,342,539

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2020
Real estate loans:
Residential	$610,172	$3,949	$-	$606,223
Construction	11,853	-	-	11,853
Commercial	509,628	11,322	1,025	497,281
Commercial	139,603	1,595	-	138,008
Obligations of states and political subdivisions	79,230	-	-	79,230
Home equity loans and lines of credit	40,800	117	-	40,683
Auto Loans	39,795	210	-	39,585
Other	2,293	11	-	2,282
Total	$1,433,374	$17,204	$1,025	$1,415,145

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2021
With no specific allowance recorded:
Real estate loans:
Residential	$2,538	$3,610	$-	$3,189	$14
Construction	-	-	-	-	-
Commercial	11,152	13,030	-	7,264	-
Commercial	165	176	-	1,470	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	336	368	-	117	-
Auto loans	39	60	-	49	-
Other	8	21	-	10	-
Subtotal	14,238	17,265	-	12,099	14
With an allowance recorded:
Real estate loans:
Residential	108	112	17	208	-
Construction	-	-	-	-	-
Commercial	14	19	14	3,695	-
Commercial	1,190	1,298	397	2,537	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto loans	-	-	-	21	-
Other	-	-	-	-	-
Subtotal	1,312	1,429	428	6,461	-
Total:
Real estate loans:
Residential	2,646	3,722	17	3,397	14
Construction	-	-	-	-	-
Commercial	11,166	13,049	14	10,959	-
Commercial	1,355	1,474	397	4,007	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	336	368	-	117	-
Auto loans	39	60	-	70	-
Other	8	21	-	10	-
Total	$15,550	$18,694	$428	$18,560	$14

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2020
With no specific allowance recorded:
Real estate loans:
Residential	$3,699	$5,070	$-	$3,552	$2
Construction	-	-	-	-	-
Commercial	4,203	6,342	-	4,822	1
Commercial	1,539	1,625	-	1,427	4
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	117	222	-	245	-
Auto loans	72	131	-	114	1
Other	11	22	-	13	-
Subtotal	9,641	13,412	-	10,173	8
With an allowance recorded:
Real estate loans:
Residential	250	271	26	320	-
Construction	-	-	-	-	-
Commercial	7,119	7,169	132	799	-
Commercial	56	57	20	91	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	2	-
Auto loans	138	143	43	113	1
Other	-	-	-	6	-
Subtotal	7,563	7,640	221	1,331	1
Total:
Real estate loans:
Residential	3,949	5,341	26	3,872	2
Construction	-	-	-	-	-
Commercial	11,322	13,511	132	5,621	1
Commercial	1,595	1,682	20	1,518	4
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	117	222	-	247	-
Auto loans	210	274	43	227	2
Other	11	22	-	19	-
Total	$17,204	$21,052	$221	$11,504	$9

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2021 and 2020 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial real estate loans	$549,360	$20,184	$21,573	$-	$591,117
Commercial	61,657	141	1,702	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	56,164
Total	$667,181	$20,325	$23,275	$-	$710,781

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial real estate loans	$479,475	$15,022	$15,131	$-	$509,628
Commercial	137,860	-	1,743	-	139,603
Obligations of states and political subdivisions	79,230	-	-	-	79,230
Total	$696,565	$15,022	$16,874	$-	$728,461

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the loan classes based on payment activity as of September 30, 2021 and 2020 (in thousands):

	Performing	Nonperforming	Total
September 30, 2021
Real estate loans:
Residential	$577,448	$2,865	$580,313
Construction	14,013	-	14,013
Home equity loans and lines of credit	37,963	463	38,426
Auto Loans	13,809	43	13,852
Other	1,568	14	1,582
Total	$644,801	$3,385	$648,186

	Performing	Nonperforming	Total
September 30, 2020
Real estate loans:
Residential	$605,549	$4,623	$610,172
Construction	11,853	-	11,853
Home equity loans and lines of credit	40,581	219	40,800
Auto Loans	39,572	223	39,795
Other	2,282	11	2,293
Total	$699,837	$5,076	$704,913

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans, purchased credit impaired loans and nonaccrual loans as of September 30, 2021 and 2020 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days Due and	Total	Purchased Credit	Total
	Current	Past Due	Past Due	Past Due	Past Due	Impaired	Loans
September 30, 2021
Real estate loans:
Residential	$576,960	$1,029	$580	$1,744	$3,353	$-	$580,313
Construction	14,013	-	-	-	$-	-	14,013
Commercial	587,779	111	-	2,350	$2,461	877	591,117
Commercial	62,243	-	-	1,257	$1,257	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	$-	-	56,164
Home equity loans and lines of credit	38,223	44	-	159	$203	-	38,426
Auto loans	13,576	271	5	-	$276	-	13,852
Other	1,513	59	-	9	$68	-	1,581
Total	$1,350,471	$1,514	$585	$5,519	$7,618	$877	$1,358,966
September 30, 2020
Real estate loans:
Residential	$606,601	$979	$402	$2,190	$3,571	$-	$610,172
Construction	11,853	-	-	-	$-	-	11,853
Commercial	505,045	1,218	392	1,948	$3,558	1,025	509,628
Commercial	138,499	55	65	984	$1,104	-	139,603
Obligations of states and political subdivisions	79,230	-	-	-	$-	-	79,230
Home equity loans and lines of credit	40,584	48	-	168	$216	-	40,800
Auto loans	39,056	620	82	37	$739	-	39,795
Other	2,282	-	-	11	$11	-	2,293
Total	$1,423,150	$2,920	$941	$5,338	$9,199	$1,025	$1,433,374

Non-Accrual Loans	September 30, 2021	September 30, 2020
Real estate loans:
Residential	$2,865	$4,623
Construction	-	-
Commercial	11,124	13,426
Commercial	1,358	1,828
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	463	219
Auto loans	43	223
Other	14	11
Total	$15,867	$20,330

There were no loans greater than 90 days delinquent and still accruing interest at September 30, 2021 and 2020.

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

Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2021, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2021 and 2020 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2019	$4,243	$53	$3,806	$1,870	$343	$329	$1,384	$28	$574	$12,630
Charge-offs	(94)	-	(122)	-	-	(61)	(786)	(24)	-	(1,087)
Recoveries	7	-	98	1	-	17	453	6	-	582
Provision	145	74	3,427	(997)	212	52	(271)	15	618	3,275
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Individually evaluated for impairment	$26	$-	$132	$20	$-	$-	$43	$-	$-	$221
Collectively evaluated for impairment	4,275	127	7,077	854	555	337	737	25	1,192	15,179
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Charge-offs	(83)	-	(76)	(209)	-	(9)	(274)	(1)	-	(652)
Recoveries	311	-	99	-	-	9	246	-	-	665
Provision	(415)	60	3,238	376	(162)	(19)	(520)	(3)	145	2,700
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Individually evaluated for impairment	$17	$-	$14	$397	$-	$-	$-	$-	$-	$428
Collectively evaluated for impairment	4,097	187	10,456	644	393	318	232	21	1,337	17,685
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.  During the year ended September 30, 2021 the Company recorded provision for loan losses for the construction loan, commercial real estate and commercial loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for the residential real estate, obligations of states and political subdivisions, home equity loans and lines of credit, other segments and auto loan segments due to either decreased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. During the year ended September 30, 2020 the Company recorded provision for loan losses for the residential real estate, construction loan, commercial real estate, obligations of states and political subdivisions, home equity loans and lines of credit and other segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for the commercial loan and auto loan segments due to either decreased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments.

The following is a summary of troubled debt restructurings granted during the periods indicated (dollars in thousands).

For the Year Ended September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	4	$771	$771
Construction	-	-	-
Commercial	4	8,392	8,392
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	8	$9,163	$9,163

For the Year Ended September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	1	$534	$534
Construction	-	-	-
Commercial	-	-	-
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	1	$534	$534

Of the eight new troubled debt restructurings granted for the year ended September 30, 2021,six loans totaling $2.4 million were granted terms concessions and two loans totaling $6.8 million were granted terms and rate concessions.

The one new troubled debt restructurings granted for the year ended September 30, 2020 totaled $534,000 and was granted an interest rate concession.

For the years ended September 30, 2021 and 2020 there was no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. As of September 30, 2021, the Company has initiated formal foreclosure proceedings on $1.3 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

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

On December 27, 2020, the president signed into law the Consolidated Appropriations Act, 2021, which amended CARES Act Section 4013.  The amendment extends the applicable period for which a financial institution is able to (a) suspend the requirements under United States generally accepted accounting principles for loan modifications related to the coronavirus disease (COVID-19) pandemic that would otherwise be categorized as a troubled debt restructuring and (b) any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a TDR, including impairment for accounting purposes. The amended end date for the relief related to a financial institution electing to suspend TDR and loan impairment accounting for qualifying modifications was extended from the earlier of December 31, 2020, or 60 days after the national emergency concerning COVID-19 declared by the president terminates to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 declared by the president terminates.

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

At September 30, 2021, 13 of our customers had remained on loan payment deferrals or payments of interest only on loans totaling $31.0 million. In accordance with Section 4013 of the CARES Act and the interagency guidance issued on April 7, 2020, these short-term deferrals are not considered troubled debt restructurings.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

5.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2021	2020
Land and land improvements	$6,075	$6,075
Buildings and leasehold improvements	16,404	16,401
Furniture, fixtures, and equipment	13,495	12,900
Construction in process	-	11
	35,974	35,387
Less accumulated depreciation	(22,369)	(21,157)
Total	$13,605	$14,230

Depreciation expense amounted to $886,000 and $920,000 for the years ended September 30, 2021 and 2020 respectively.

6.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (dollars in thousands):

	2021		2020
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Noninterest-bearing demand accounts	-%	$257,747	-%	$242,642
Interest bearing demand accounts	0.05	551,168	0.16	274,722
Money market accounts	0.14	428,272	0.21	401,863
Savings and club accounts	0.05	189,004	0.05	160,975
Certificates of deposit	0.73	209,924	0.81	463,494
Total	0.15%	$1,636,115	0.33%	$1,543,696

At September 30, 2021 scheduled maturities of certificates of deposit are as follows (in thousands):

2022	$158,763
2023	22,254
2024	14,113
2025	10,856
2026	3,938
Total	$209,924

Brokered deposits totaled $225.0 million and $218.2 million at September 30, 2021 and 2020, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $44.9 million and $35.8 million at September 30, 2021 and 2020, respectively.

The scheduled maturities of certificates of deposit in denominations of $250,000 or more as of September 30, 2021, are as follows (in thousands):

Within three months	$10,304
Three through six months	22,092
Six through twelve months	9,129
Over twelve months	3,383
Total	$44,908

7.	SHORT-TERM BORROWINGS

As of September 30, 2021, and 2020, the Company had $0 and $111.7 million of short-term borrowings, respectively. There were no advances in 2021 or 2020 on a $150.0 million line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2021, the Company had a borrowing limit of approximately $726.3 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2021	2020
Balance at year-end	$—	$111,713
Maximum amount outstanding at any month-end	61,713	239,467
Average balance outstanding during the year	12,661	147,179
Weighted-average interest rate:
As of year-end	—	0.42%
Paid during the year	0.43%	1.53%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

8.	OTHER BORROWINGS

There were no FHLB long term advances as of September 30, 2021.  On September 30, 2020 the Company had $14.2 million in mid-term advances outstanding.  The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first-mortgage loans.

9.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2021	2020
Current:
Federal	$3,334	$3,313
State	19	4
Total current taxes	3,353	3,317
Deferred income tax expense (benefit)	120	(134)
Total income tax provision	$3,473	$3,183

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2021	2020
Deferred tax assets:
Allowance for loan losses	$3,804	$3,234
Adjustment to record funded status of pension plan	507	912
Investment losses subject to Section 382 limitation	1,853	2,022
Net unrealized loss on derivatives	—	1,008
Deferred compensation	334	317
Other real estate owned	154	154
Nonaccrual interest	109	140
Employee stock ownership plan	544	551
Other	2,233	2,586
Total gross deferred tax assets	9,538	10,924
Deferred tax liabilities:
Pension plan	1,001	899
Mortgage servicing rights	161	83
Premises and equipment	256	45
Net unrealized gain on securities	521	841
Net unrealized gain on derivatives	167	—
Low income housing tax credits	1,013	923
Other	1,806	2,140
Total gross deferred tax liabilities	4,925	4,931
Net deferred tax assets	$4,613	$5,993

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. The Company’s federal and state income tax returns for taxable years through 2017 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (dollars in thousands):

	2021		2020
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$4,178	21.0%	$3,696	21.0%
Income from bank-owned life insurance	(179)	(0.9)	(198)	(1.3)
Tax-exempt income	(404)	(2.0)	(369)	(2.5)
Low-income housing credits	(187)	(0.9)	(140)	(0.9)
Other, net	65	0.3	194	1.3
Actual tax expense and effective rate	$3,473	17.5%	$3,183	17.6%

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

The off-balance sheet commitments consist of the following (in thousands):

	2021	2020
Commitments to extend credit	$254,413	$105,339
Standby letters of credit	17,887	10,871
Unfunded lines of credit	119,111	98,455

The commitments outstanding at September 30, 2021, contractually mature in less than one year.

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

The Company is required to maintain a reserve balance with certain third party providers.  At September 30, 2021 the reserve balance was $1.2 million.

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

(in thousands)		September 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,222
Total Lease Right-Of-Use Assets		$6,222

(in thousands)		September 30, 2021
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,370
Total Lease Liabilities		$6,370

(in thousands)		September 30, 2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$7,082
Total Lease Right-Of-Use Assets		$7,082

(in thousands)		September 30, 2020
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$7,161
Total Lease Liabilities		$7,161

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

September 30, 2021
Weighted average remaining lease term
Operating leases	13.3 years
Weighted average discount rate
Operating leases	2.44%

September 30, 2020
Weighted average remaining lease term
Operating leases	14.0 years
Weighted average discount rate
Operating leases	2.40%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Twelve Months Ended September 30, 2021
Operating lease cost	$1,056
Variable lease cost	294
Net lease cost	$1,350
Lease Costs (in thousands)	Twelve Months Ended September 30, 2020
Operating lease cost	$1,049
Variable lease cost	229
Net lease cost	$1,278

Future minimum payments for leases with initial or remaining terms of one year or more as of September 30, 2021 were as follows:

(in thousands)	Leases
Twelve months Ended:
September 30, 2022	$813
September 30, 2023	957
September 30, 2024	589
September 30, 2025	507
September 30, 2026	489
Thereafter	4,617
Total future minimum lease payments	7,972
Amounts representing interest	(1,602)
Present Value of Net Future Minimum Lease Payments	$6,370

12.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

The Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at prime, adjustable each January 1st, which was 3.75% at September 30, 2021 and requires an annual payment of principal and interest through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $642,000 and $664,000, for the years ended September 30, 2021 and 2020, respectively.

The following table presents the components of the ESOP shares:

	2021	2020
Allocated shares	398,180	374,351
Shares committed to be released	33,962	33,962
Unreleased shares	690,556	735,838
Total ESOP shares	1,122,698	1,144,151
Fair value of unreleased shares (in thousands)	$11,387	$9,073

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

Restricted stock shares outstanding at September 30, 2021 vest over periods ranging from 1 year to 3 years. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

During the years ended September 30, 2021 and 2020, the Company recorded $515,000 and $504,000  of share-based compensation expense consisting of restricted stock expense.  Expected future compensation expense relating to the restricted shares outstanding, at September 30, 2021 is $1.1 million over the remaining vesting period of 3.08 years.

The following is a summary of the status of the Company’s nonvested restricted stock as of September 30, 2021, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2020	35,245	$16.15
Granted	43,939	12.56
Vested	(35,080)	14.36
Forfeited	(1,988)	14.15
Nonvested at September 30, 2021	42,116	$13.99

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

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2021	2020
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$20,315	$17,637
Service cost	-	-
Interest cost	450	485
Actuarial losses	599	2,670
Benefits paid	(469)	(477)
Projected benefit obligation at end of year	20,895	20,315
Change in plan assets:
Fair value of plan assets at beginning of year	20,253	19,395
Actual return on plan assets	3,464	1,335
Contributions	-	-
Benefits paid	(469)	(477)
Fair value of plan assets at end of year	23,248	20,253
Funded status	$2,353	$(62)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

	2021	2020
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$2,413	$4,344

The accumulated benefit obligation for the defined benefit pension plan was $20.9 million and $20.3 million at September 30, 2021 and 2020, respectively.

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2021	2020
Service cost	$-	$-
Interest cost	450	485
Expected return on plan assets	(1,155)	(1,076)
Recognized net actuarial loss	221	-
Net periodic (benefit) cost	$(484)	$(591)

Weighted-average assumptions used to determine benefit obligations:

	2021	2020
Discount rate	2.61%	2.33%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended:

	2021	2020
Discount rate	2.33%	3.00%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2021 and 2020 (in thousands):

	September 30, 2021
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$9,432	$-	$9,432
Equity	-	13,777	-	13,777
Investment in short-term investments	-	39	-	39
Total assets at fair value	$-	$23,248	$-	$23,248

	September 30, 2020
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$8,047	$-	$8,047
Equity	-	11,900	-	11,900
Investment in short-term investments	-	306	-	306
Total assets at fair value	$-	$20,253	$-	$20,253

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, 2021 and 2020 by asset category, are as follows:

	September 30,
Asset Category	2021	2020
Fixed income securities	40.6%	39.7%
Equity securities	59.2	58.8
Other	0.2	1.5
Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank does not expect to make any contributions to its pension plan in 2022.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2022	$714
2023	917
2024	774
2025	1,732
2026	1,396
2027-2031	4,434

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were reinstated in March 2017. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the year ended September 30, 2021 and 2020 was $489,000 and $473,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $2.3 million and $2.2 million at September 30, 2021 and 2020, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $66,000 and $53,000 in expense related to the supplemental executive retirement plan for the years ended September 30, 2021 and 2020, respectively.

13.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The required reserve at September 30, 2021 and 2020, was $0  for both years.  In response to the pandemic, the Federal Reserve Bank reduced the reserve requirement to zero effective March 26, 2020.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2021, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2021, and 2020, the FDIC categorized the Bank and the Federal Reserve categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital ratios are presented in the following table (dollars in thousands):

	2021		2020
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$199,019	14.5%	$192,423	13.7%
For capital adequacy purposes	110,039	8.0	112,039	8.0
To be well capitalized	137,549	10.0	140,049	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$181,814	13.2%	$176,971	12.6%
For capital adequacy purposes	82,529	6.0	84,029	6.0
To be well capitalized	110,039	8.0	112,039	8.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$181,814	13.2%	$176,971	12.6%
For capital adequacy purposes	61,897	4.5	63,022	4.5
To be well capitalized	89,407	6.5	91,032	6.5

Tier 1 capital (to adjusted assets)

Actual	$181,814	10.0%	$176,971	9.1%
For capital adequacy purposes	72,390	4.0	77,919	4.0
To be well capitalized	90,488	5.0	97,399	5.0

15.	FAIR VALUE

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of September 30, 2021 and September 30, 2020 by level within the fair value hierarchy (in thousands).

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2021
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$55,068	$-	$55,068
Obligations of states and political subdivisions	-	13,246	-	13,246
U.S. government treasury securities	-	99,997	-	99,997
U.S. government agency securities	-	2,002	-	2,002
Corporate obligations	-	47,505	11,112	58,617
Other debt securities	-	11,651	-	11,651
Total debt securities	-	229,469	11,112	240,581
Equity securities - financial services	32	-	-	32
Derivatives and hedging activities	-	2,554	-	2,554
Liabilities:
Derivatives and hedging activities	-	1,755	-	1,755

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2020
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$91,431	$-	$91,431
Obligations of states and political subdivisions	-	21,931	-	21,931
U.S. government treasury securities		24,990		24,990
U.S. government agency securities	-	8,048	-	8,048
Corporate obligations	-	43,214	8,260	51,474
Other debt securities	-	14,610	-	14,610
Total debt securities	-	204,224	8,260	212,484
Equity securities - financial services	17	-	-	17
Derivatives and hedging activities	-	2,192	-	2,192
Liabilities:
Derivatives and hedging activities	-	7,002	-	7,002

The following tables present a summary of changes in the fair value of the Company’s Level III investments for years ended September 30, 2021 and 2020 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2021	September 30, 2020
Beginning balance	$8,260	$7,792
Purchases, sales, issuances, settlements, net	2,608	500
Total unrealized gain:
Included in earnings	-	-
Included in other comprehensive income	244	(32)
Transfers into Level III	-	-
Transfers out of Level III	-	-
	$11,112	$8,260

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of September 30, 2021 and September 30, 2020 by level within the fair value hierarchy:

	September 30, 2021
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Foreclosed real estate	$-	$-	$461	$461
Impaired loans	-	-	15,122	15,122

	September 30, 2020
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Foreclosed real estate	$-	$-	$269	$269
Impaired loans	-	-	16,983	16,983

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2021
Impaired loans	$15,122	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (24.1%)
Foreclosed real estate owned	461	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (20.1%)
September 30, 2020
Impaired loans	$16,983	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.5%)
Foreclosed real estate owned	269	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (25.7%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $15.6 million less their valuation allowances of $428,000 at September 30, 2021. The fair value consists of the loan balances of $17.2 million less their valuation allowances of $221,000 at September 30, 2020.

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

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2021and 2020 is in accordance with ASC Topic 825, Financial Instruments which requires public entities to use exit pricing in the calculations of the tables below. Prior period fair value calculations were run on the assumption of entry pricing and therefore the comparability between the periods below are diminished.

	September 30, 2021
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,340,853	$-	$-	$1,353,420	$1,353,420
Mortgage servicing rights	763	-	-	998	998
Investment securities held to maturity	21,483			21,249	21,249
Financial liabilities:
Deposits	1,636,115	1,426,191	-	209,660	1,635,851
Other borrowings	-	-	-	-	-

	September 30, 2020
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,417,974	$-	$-	$1,426,962	$1,426,962
Mortgage servicing rights	393	-	-	393	393
Financial liabilities:
Deposits	1,543,695	1,080,201	-	467,630	1,547,831
Other borrowings	14,164	-	-	14,395	14,395

For Cash and Cash Equivalents, Accrued Interest Receivable, Regulatory Stock, Bank Owned Life Insurance, Short-Term Borrowings, Advances by Borrowers for Taxes and Insurance, and Accrued Interest Payable the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

The fair value approximates the current book value.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended September 30, 2021 and 2020, is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss) (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)
Other comprehensive income (loss) before reclassifications	1,350	(842)	2,837	3,345
Amounts reclassified from accumulated other comprehensive loss	175	(363)	1,581	1,393
Period change	1,525	(1,205)	4,418	4,738
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682
Balance at September 30, 2019	$(1,527)	$807	$(560)	$(1,280)
Other comprehensive income (loss) before reclassifications	(1,905)	4,672	(3,669)	(902)
Amounts reclassified from accumulated other comprehensive loss	-	(2,312)	438	(1,874)
Period change	(1,905)	2,360	(3,231)	(2,776)
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 21% in Fiscal 2021 and 2020.

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended September 30, (3)		Affected Line Item in the Consolidated
(in thousands)	2021	2020	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$460	$2,927	Gain on sale of investment securities, net
Related income tax expense	(97)	(615)	Income taxes
Net effect on accumulated other comprehensive loss for the period	363	2,312
Defined benefit pension plan (2):
Amortization of net (loss) gain and prior service costs	(221)	-	Other expense
Related income tax expense	46	-	Income taxes

Net effect on accumulated other comprehensive loss for the period	(175)	-
Derivatives and Hedging Activities (2):
Interest expense, effective portion	(2,001)	(554)	Interest expense
Related income tax expense	420	116	Income taxes
Net effect on accumulated other comprehensive loss for the period	(1,581)	(438)
Total reclassifications for the period	$(1,393)	$1,874

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 3, “Investment Securities.”
(2)	For additional details related to derivative financial instruments see Note17, “Derivatives and Hedging Activities.”
(3)	Amounts in parenthesis indicate debits.

17.	DERIVATIVES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2021 and 2020, (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of September 30, 2021			As of September 30, 2020
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Brokered Deposits	$175,000	Other Assets	$1,247	$-		$-
Commercial Loans	71,326	Other Assets	1,307	55,784	Other Assets	2,192
Total derivatives designated as hedging instruments	$246,326		$2,554	$55,784		$2,192

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of September 30, 2021			As of September 30, 2020
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

Brokered Deposits	$60,000	Other Liabilities	$452	$25,000	Other Liabilities	$700
FHLB Advances	-	Other Liabilities	-	410,000	Other Liabilities	4,098
Commercial Loans	103,831	Other Liabilities	1,303	70,784	Other Liabilities	2,204
Total derivatives designated as hedging instruments	$163,831		$1,755	$505,784		$7,002

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of September 30, 2021, the Company had eleven interest rate swaps with a notional of $235 million associated with the Company’s cash outflows associated with various brokered deposits and $175 million associated with commercial loans. As of September 30, 2020, the Company had 19 interest rate swaps with a notional of $435 million associated with the company’s cash outflows associated with various FHLB advances and $127 million associated with commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2021 and 2020.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the 12 months ended September 30, 2021 and 2020, the Company had $2.0 million and $554,000 in losses classified to interest expense, respectively.  During the next twelve months, the Company estimates that $820,000 will be reclassified as an increase in interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended September 30, 2021 and 2020 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative			Amount of (Loss) Gain Reclassified from Accumulated OCI into Income
	Year Ended September 30,	Year Ended September 30,	Location of Gain Reclassified from	Year Ended September 30,	Year Ended September 30,
	2021	2020	Accumulated OCI into Income	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$5,592	$(4,091)	Interest Expense	$(2,001)	$(554)
Total	$5,592	$(4,091)		$(2,001)	$(554)

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

As of September 30, 2021 and 2020 the Company had derivatives in a net liability position and was required to post $640,000 and $7.5 million in collateral against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2021 and 2020, it could have been required to settle its obligations under the agreements at the termination value.

18.	REVENUE RECOGNITION

The Company accounts for its applicable revenue in accordance with ASC Topic 606 – Revenue from Contracts with Customers. The core principle of Topic 606 is that an entity recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. Topic 606 requires entities to exercise judgment when considering the terms of a contract. Topic 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope.

Topic 606 does not apply to revenue associated with interest income on financial instruments, including loans and securities. Additionally, certain noninterest income streams, such as income from bank-owned life insurance, gains on loans sold, and gains and losses on sales of debt and equity securities, are out of scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation beyond what is presented in the Consolidated Statement of Income was not necessary.

The main types of non interest income within the scope of the standard are:

Trust and Investment Fees

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customer’s accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-

based services is generally satisfied, and related revenue recognized, at a point in time (i.e. as incurred). Payment is received shortly after services are rendered.

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

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2021	2020
ASSETS
Cash and due from banks	$3,203	$2,044
Equity securities	32	17
Investment in subsidiary	196,817	187,507
Premises and equipment, net	401	411
Other assets	1,530	1,590
TOTAL ASSETS	$201,983	$191,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$161	$172
Stockholders’ equity	201,822	191,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,983	$191,569

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2021	2020
INCOME
Interest income	$332	$492
Unrealized gain on equity securities	(15)	8
Dividends	12,501	10,000
Total income	12,818	10,500
EXPENSES
Professional fees	473	393
Other	3	30
Total expenses	476	423
Income before income tax (benefit) expense	12,342	10,077
Income tax (benefit) expense	(22)	18
Income before equity in undistributed net earnings of subsidiary	12,364	10,059
Equity in undistributed net earnings of subsidiary	4,060	4,357
NET INCOME	$16,424	$14,416
COMPREHENSIVE INCOME	$21,162	$11,640

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$16,424	$14,416
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(4,060)	(4,357)
Provision for depreciation	10	10
Increase in accrued income taxes	36	(4)
Decrease (increase) in accrued interest receivable	117	67
Other, net	404	684
Net cash provided by operating activities	12,931	10,816
FINANCING ACTIVITIES
Purchase of treasury stock shares	(7,078)	(6,567)
Dividends on common stock	(4,694)	(4,559)
Net cash used for financing activities	(11,772)	(11,126)
Decrease in cash	1,159	(310)
CASH AT BEGINNING OF YEAR	2,044	2,354
CASH AT END OF YEAR	$3,203	$2,044

20.	SELECTED QUARTERLY DATA (UNAUDITED)

	Three Months Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Total interest income	$14,912	$14,663	$14,403	$14,709
Total interest expense	2,000	1,632	1,251	910
Net interest income	12,912	13,031	13,152	13,799
Provision for loan losses	900	900	600	300
Net interest income after provision for loan losses	12,012	12,131	12,552	13,499
Total noninterest income	3,135	3,515	2,293	2,550
Total noninterest expense	10,178	10,435	10,018	11,159
Income before income taxes	4,969	5,211	4,827	4,890
Income taxes expense	834	871	801	967
Net income	$4,135	$4,340	$4,026	$3,923
Per share data:
Net income
Basic	$0.41	$0.43	$0.41	$0.40
Diluted	$0.41	$0.43	$0.41	$0.40
Average shares outstanding
Basic	10,071,087	10,033,012	9,905,725	9,737,685
Diluted	10,073,907	10,035,027	9,907,788	9,738,696

	Three Months Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Total interest income	$16,513	$16,344	$15,853	$15,362
Total interest expense	4,687	4,612	3,653	2,913
Net interest income	11,826	11,732	12,200	12,449
Provision for loan losses	375	500	1,300	1,100
Net interest income after provision for loan losses	11,451	11,232	10,900	11,349
Total noninterest income	2,426	2,705	2,883	5,241
Total noninterest expense	9,763	9,824	9,130	11,871
Income before income taxes	4,114	4,113	4,653	4,719
Income taxes expense	704	706	876	897
Net income	$3,410	$3,407	$3,777	$3,822
Per share data:
Net income
Basic	$0.33	$0.33	$0.37	$0.35
Diluted	$0.33	$0.33	$0.37	$0.35
Average shares outstanding
Basic	10,482,273	10,462,013	10,260,495	10,159,246
Diluted	10,482,283	10,462,013	10,260,729	10,159,246

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 14, 2021	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director	December 14, 2021
Gary S. Olson	(Principal Executive Officer)

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer	December 14, 2021
Allan A. Muto	(Principal Financial and Accounting Officer)

/s/ Robert C. Selig, Jr.	Chairman of the Board	December 14, 2021
Robert C. Selig, Jr.

/s/ Joseph S. Durkin	Director	December 14, 2021
Joseph S. Durkin

/s/ Daniel J. Henning	Director	December 14, 2021
Daniel J. Henning

/s/ Christine D. Gordon, J.D.	Director	December 14, 2021
Christine D. Gordon, J.D.

/s/ Philip H. Hosbach, IV	Director	December 14, 2021
Philip H. Hosbach, IV

/s/ Tina Q. Richardson	Director	December 14, 2021
Tina Q. Richardson

/s/ Carolyn P. Stennett	Director	December 14, 2021
Carolyn P. Stennett

/s/ Elizabeth B. Weekes	Director	December 14, 2021
Elizabeth B. Weekes