Form 10-Q
period 2021-12-31
ESSA Bancorp, Inc.
filed 2022-02-14
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

As of February 11, 2022, there were 10,489,391 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
	2021	2021
	(dollars in thousands)
ASSETS
Cash and due from banks	$187,601	$146,841
Interest-bearing deposits with other institutions	10,820	12,105
Total cash and cash equivalents	198,421	158,946
Investment securities available for sale, at fair value	172,154	240,581
Investment securities held to maturity, at amortized cost	55,747	21,483
Loans held for sale	388	381
Loans receivable (net of allowance for loan losses of $18,210 and $18,113)	1,339,301	1,340,853
Regulatory stock, at cost	5,059	4,651
Premises and equipment, net	13,543	13,605
Bank-owned life insurance	37,674	37,481
Foreclosed real estate	193	461
Intangible assets, net	454	520
Goodwill	13,801	13,801
Deferred income taxes	4,066	4,613
Other assets	27,545	24,060
TOTAL ASSETS	$1,868,346	$1,861,436
LIABILITIES
Deposits	$1,634,734	$1,636,115
Advances by borrowers for taxes and insurance	8,781	4,949
Other liabilities	17,212	18,550
TOTAL LIABILITIES	1,660,727	1,659,614
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,489,391 and 10,461,443 outstanding at December 31, 2021 and September 30, 2021, respectively)	181	181
Additional paid in capital	181,634	181,659
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(6,802)	(6,915)
Retained earnings	127,784	124,342
Treasury stock, at cost; 7,643,704 and 7,671,652 shares outstanding at December 31, 2021 and September 30, 2021, respectively	(97,767)	(98,127)
Accumulated other comprehensive income	2,589	682
TOTAL STOCKHOLDERS’ EQUITY	207,619	201,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,868,346	$1,861,436

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2021	2020
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$13,259	$13,760
Investment securities:
Taxable	1,011	997
Exempt from federal income tax	19	40
Other investment income	119	115
Total interest income	14,408	14,912
INTEREST EXPENSE
Deposits	846	1,772
Short-term borrowings	—	189
Other borrowings	—	39
Total interest expense	846	2,000
NET INTEREST INCOME	13,562	12,912
Provision for loan losses	—	900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,562	12,012
NONINTEREST INCOME
Service fees on deposit accounts	783	789
Services charges and fees on loans	417	425
Loan swap fees	147	211
Unrealized gain on equity securities, net	1	7
Trust and investment fees	426	331
Gain on sale of loans, net	219	818
Earnings on bank-owned life insurance	193	343
Insurance commissions	147	168
Other	(5)	43
Total noninterest income	2,328	3,135
NONINTEREST EXPENSE
Compensation and employee benefits	6,334	6,396
Occupancy and equipment	1,094	1,067
Professional fees	695	533
Data processing	1,180	1,082
Advertising	93	101
Federal Deposit Insurance Corporation (FDIC) premiums	164	273
Gain on foreclosed real estate	(31)	(19)
Amortization of intangible assets	66	68
Other	709	677
Total noninterest expense	10,304	10,178
Income before income taxes	5,586	4,969
Income taxes	973	834
NET INCOME	$4,613	$4,135
Earnings per share
Basic	$0.47	$0.41
Diluted	$0.47	$0.41
Dividends per share	$0.12	$0.11

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2021	2020
	(dollars in thousands)
Net income	$4,613	$4,135
Other comprehensive income
Investment securities available for sale:
Unrealized holding losses	(1,066)	(225)
Tax effect	223	47
Net of tax amount	(843)	(178)
Pension plan:
Changes in unrealized holding gains	965	-
Tax effect	(202)	-
Reclassification of items recognized in net income	139	-
Tax effect	(29)	-
Net of tax amount	873	-
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivatives included in net income	2,139	516
Tax effect	(449)	(106)
Reclassification adjustment for losses on derivatives included in net income	236	667
Tax effect	(49)	(140)
Net of tax amount	1,877	937
Total other comprehensive income	1,907	759
Comprehensive income	$6,520	$4,894

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2020	10,876,869	$181	$181,487	$(7,350)	$112,612	$(91,477)	$(4,056)	$191,397
Net Income					4,135			4,135
Other comprehensive income							759	759
Cash dividends declared ($0.11 per share)					(1,102)			(1,102)
Stock based compensation			232					232
Allocation of ESOP stock			30	113				143
Allocation of treasury shares to incentive plan	43,647		(550)			550		—
Purchase of common stock	(99,700)					(1,411)		(1,411)
Balance, December 31, 2020	10,820,816	$181	$181,199	$(7,237)	$115,645	$(92,338)	$(3,297)	$194,153

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, September 30, 2021	10,461,443	$181	$181,659	$(6,915)	$124,342	$(98,127)	$682	$201,822
Net income					4,613			4,613
Other comprehensive income							1,907	1,907
Cash dividends declared ($0.12 per share)					(1,171)			(1,171)
Stock based compensation			262					262
Allocation of ESOP stock			76	113				189
Allocation of treasury shares to incentive plan	27,948		(363)			360		(3)
Balance, December 31, 2021	10,489,391	$181	$181,634	$(6,802)	$127,784	$(97,767)	$2,589	$207,619

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2021	2020
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$4,613	$4,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	900
Provision for depreciation and amortization	264	265
Amortization and accretion of discounts and premiums, net	(293)	(99)
Realized and unrealized gain on equity securities	(1)	(7)
Gain on sale of loans, net	(219)	(818)
Origination of residential real estate loans for sale	(12,539)	(19,341)
Proceeds on sale of residential real estate loans	12,751	19,744
Compensation expense on ESOP	189	143
Amortization of right-of-use asset	209	220
Stock based compensation	262	232
Decrease in accrued interest receivable	284	719
Increase in accrued interest payable	42	37
Earnings on bank-owned life insurance	(193)	(223)
Deferred federal income taxes	41	106
Increase in accrued pension	(69)	(121)
Gain on foreclosed real estate, net	(31)	(19)
Amortization of intangible assets	66	68
Other, net	(1,742)	(2,013)
Net cash provided by operating activities	3,634	3,928
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	108,028	48,319
Purchases	(40,853)	(10,476)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	986	—
Purchases	(35,250)	—
Decrease in loans receivable, net	2,033	42,058
Redemption of regulatory stock	212	4,884
Purchase of regulatory stock	(620)	(1,181)
Proceeds from sale of foreclosed real estate	299	83
Purchase of premises, equipment and software	(274)	(190)
Net cash provided by investing activities	34,561	83,497
FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(1,381)	86,638
Net decrease in short-term borrowings	—	(111,144)
Increase in advances by borrowers for taxes and insurance	3,832	891
Purchase of common stock	—	(1,411)
Dividends on common stock	(1,171)	(1,102)
Net cash provided by (used for) financing activities	1,280	(26,128)
Increase in cash and cash equivalents	39,475	61,297
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	158,946	155,917
CASH AND CASH EQUIVALENTS AT END OF YEAR	$198,421	$217,214
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$804	$1,963
Noncash items:
Transfers from loans to foreclosed real estate	—	160
Initial recognition of Operating Right -of-Use Asset	520
Initial recognition of Operating Right -of-Use Liability	520
Death benefit receivable on BOLI	—	(3,865)
Unrealized holding losses	(1,066)	(225)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month periods ended December 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.
2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month periods ended December 31, 2021 and 2020.

	Three Months Ended
	December 31,	December 31,
	2021	2020
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(7,643,827)	(7,279,981)
Average unearned ESOP shares	(673,259)	(718,523)
Average unearned non-vested shares	(56,760)	(63,504)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,759,249	10,071,087
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	12,297	2,820
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,771,546	10,073,907

At December 31, 2021 there were 13,883 shares of nonvested stock outstanding at an average weighted price of $16.17 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2020 there were 32,107 shares of nonvested stock outstanding at an average weighted price of $16.13 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

Adoption of New Standards

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. The adoption of ASU 2018-14 did not have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The adoption of ASU 2020-04 did not have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of ASU 2020-08 did not have a significant impact on the Company’s financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate(LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The adoption of ASU 2021-01 did not have a significant impact on the Company’s financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses how an acquirer should recognize and measure revenue contracts acquired in a business combination. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$23,492	$596	$(54)	$24,034
Freddie Mac	19,387	373	(33)	19,727
Governmental National Mortgage Association	5,442	72	(17)	5,497
Total mortgage-backed securities	48,321	1,041	(104)	49,258
Obligations of states and political subdivisions	12,821	376	—	13,197
U.S. government treasury securities	30,000	—	—	30,000
Corporate obligations	68,959	948	(884)	69,023
Other debt securities	10,637	150	(111)	10,676
Total	$170,738	$2,515	$(1,099)	$172,154
Held to Maturity
Fannie Mae	$31,364	$5	$(241)	$31,128
Freddie Mac	21,948	—	(179)	21,769
Total mortgage-backed securities	$53,312	$5	$(420)	$52,897
U.S. government agency securities	2,435	13	—	2,448
Total mortgage-backed securities	$55,747	$18	$(420)	$55,345

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$25,614	$766	$(30)	$26,350
Freddie Mac	21,240	574	(42)	21,772
Governmental National Mortgage Association	6,801	159	(14)	6,946
Total mortgage-backed securities	53,655	1,499	(86)	55,068
Obligations of states and political subdivisions	12,826	420	—	13,246
U.S. government agency securities	99,997	—	—	99,997
U.S. government treasury securities	1,998	4	—	2,002
Corporate obligations	58,130	940	(453)	58,617
Other debt securities	11,493	273	(115)	11,651
Total	$238,099	$3,136	$(654)	$240,581
Held to Maturity
Fannie Mae	11,738	—	(111)	11,627
Freddie Mac	9,745	—	(123)	9,622
Total debt securities	$21,483	$—	$(234)	$21,249

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended December 31, 2021 and 2020.

(in thousands)	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Net gains recognized during the period on equity securities	$1	$7
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$1	$7

The amortized cost and fair value of debt securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$31,770	$31,772	$—	$—
Due after one year through five years	21,319	21,758	—	—
Due after five years through ten years	68,373	68,578	8,875	8,808
Due after ten years	49,276	50,046	46,872	46,537
Total	$170,738	$172,154	$55,747	$55,345

For the three months ended December 31, 2021 and 2020, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2021
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	24	$30,474	$(278)	$3,705	$(17)	$34,179	$(295)
Freddie Mac	19	26,525	(212)	—	—	26,525	(212)
Governmental National Mortgage Association	8	954	(4)	1,803	(13)	2,757	(17)
Corporate obligations	38	31,331	(821)	1,931	(63)	33,262	(884)
Other debt securities	9	1	—	2,259	(111)	2,260	(111)
Total	98	$89,285	$(1,315)	$9,698	$(204)	$98,983	$(1,519)

	September 30, 2021
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$15,410	$(127)	$4,078	$(14)	$19,488	$(141)
Freddie Mac	12	14,466	(165)	—	—	14,466	(165)
Governmental National Mortgage Association	4	—	—	2,038	(14)	2,038	(14)
Corporate obligations	28	22,799	(397)	1,937	(56)	24,736	(453)
Other debt securities	8	—	—	2,348	(115)	2,348	(115)
Total	69	$52,675	$(689)	$10,401	$(199)	$63,076	$(888)

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

The Company reviews its position quarterly and has asserted that at December 31, 2021, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2021	September 30, 2021
Real estate loans:
Residential	$580,292	$580,313
Construction	18,003	14,013
Commercial	615,608	591,117
Commercial	56,548	63,500
Obligations of states and political subdivisions	37,804	56,164
Home equity loans and lines of credit	37,384	38,426
Auto loans	10,339	13,852
Other	1,533	1,581
	1,357,511	1,358,966
Less allowance for loan losses	18,210	18,113
Net loans	$1,339,301	$1,340,853

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (the “SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.4 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

Included in commercial loans in the above table are 69 loans totaling $13.2 million originated by the Company under the Paycheck Protection Program through the quarter ended December 31, 2021 compared to 180 loans totaling $22.6 million at September 30, 2021.  These loans mature in two or five years.

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2021	September 30, 2021
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$695	$939
Carrying amount	$646	$877

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
December 31, 2021
Real estate loans:
Residential	$580,292	$2,225	$-	$578,067
Construction	18,003	-	-	18,003
Commercial	615,608	11,024	646	603,938
Commercial	56,548	1,247	-	55,301
Obligations of states and political subdivisions	37,804	-	-	37,804
Home equity loans and lines of credit	37,384	297	-	37,087
Auto loans	10,339	44	-	10,295
Other	1,533	8	-	1,525
Total	$1,357,511	$14,845	$646	$1,342,020

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2021
Real estate loans:
Residential	$580,313	$2,646	$-	$577,667
Construction	14,013	-	-	14,013
Commercial	591,117	11,166	877	579,074
Commercial	63,500	1,355	-	62,145
Obligations of states and political sub divisions	56,164	-	-	56,164
Home equity loans and lines of credit	38,426	336	-	38,090
Auto loans	13,852	39	-	13,813
Other	1,581	8	-	1,573
Total	$1,358,966	$15,550	$877	$1,342,539

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired or are classified as a troubled debt restructuring (“TDR”).

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2021
With no specific allowance recorded:
Real estate loans
Residential	$2,088	$3,004	$-
Construction	-	-	-
Commercial	11,011	12,634	-
Commercial	-	23	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	297	333	-
Auto loans	26	40	-
Other	8	20	-
Total	13,430	16,054	-
With an allowance recorded:
Real estate loans
Residential	137	142	16
Construction	-	-	-
Commercial	13	19	13
Commercial	1,247	1,368	472
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	18	18	3
Other	-	-	-
Total	1,415	1,547	504
Total:
Real estate loans
Residential	2,225	3,146	16
Construction	-	-	-
Commercial	11,024	12,653	13
Commercial	1,247	1,391	472
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	297	333	-
Auto loans	44	58	3
Other	8	20	-
Total Impaired Loans	$14,845	$17,601	$504

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2021
With no specific allowance recorded:
Real Estate Loans
Residential	$2,538	$3,610	$-
Construction	-	-	-
Commercial	11,152	13,030	-
Commercial	165	176	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	336	368	-
Auto Loans	39	60	-
Other	8	21	-
Total	14,238	17,265	-
With an allowance recorded:
Real Estate Loans
Residential	108	112	17
Construction	-	-	-
Commercial	14	19	14
Commercial	1,190	1,298	397
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total	1,312	1,429	428
Total:
Real Estate Loans
Residential	2,646	3,722	17
Construction	-	-	-
Commercial	11,166	13,049	14
Commercial	1,355	1,474	397
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	336	368	-
Auto Loans	39	60	-
Other	8	21	-
Total Impaired Loans	$15,550	$18,694	$428

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended December 31,
	2021	2020	2021	2020
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$2,292	$1,436	$2	$1
Construction	-	-	-	-
Commercial	11,049	11,131	-	-
Commercial	109	1,313	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	310	109	-	-
Auto loans	23	55	-	-
Other	-	11	-	-
Total	13,783	14,055	2	1
With an allowance recorded:
Real estate loans
Residential	118	221	-	-
Construction	-	-	-	-
Commercial	13	2,581	-	-
Commercial	1,173	37	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Auto loans	10	40	-	-
Other	-	-	-	-
Total	1,314	2,879	-	-
Total:
Real estate loans
Residential	2,410	1,657	2	1
Construction	-	-	-	-
Commercial	11,062	13,712	-	-
Commercial	1,282	1,350		-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	310	109	-	-
Auto loans	33	95	-	-
Other	-	11	-	-
Total Impaired Loans	$15,097	$16,934	$2	$1

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at December 31, 2021 and September 30, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
December 31, 2021
Commercial real estate loans	$577,343	$12,686	$25,579	$-	$615,608
Commercial	52,540	2,114	1,894	-	56,548
Obligations of states and political subdivisions	37,804	-	-	-	37,804
Total	$667,687	$14,800	$27,473	$-	$709,960

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2021
Commercial real estate loans	$549,360	$20,184	$21,573	$-	$591,117
Commercial	61,657	141	1,702	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	56,164
Total	$667,181	$20,325	$23,275	$-	$710,781

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2021 and September 30, 2021 (in thousands):

	Performing	Non- performing	Total
December 31, 2021
Real estate loans:
Residential	$578,016	$2,276	$580,292
Construction	18,003	-	18,003
Home equity loans and lines of credit	36,968	416	37,384
Auto loans	10,278	61	10,339
Other	1,521	12	1,533
Total	$644,786	$2,765	$647,551

	Performing	Non- performing	Total
September 30, 2021
Real estate loans:
Residential	$577,448	$2,865	$580,313
Construction	14,013	-	14,013
Home equity loans and lines of credit	37,963	463	38,426
Auto loans	13,809	43	13,852
Other	1,567	14	1,581
Total	$644,800	$3,385	$648,185

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans, purchased credit impaired loans and nonaccrual loans as of December 31, 2021 and September 30, 2021 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Purchased	Total
	Current	Past Due	Past Due	Past Due	Past Due	Credit Impaired	Loans
December 31, 2021
Real estate loans:
Residential	$577,525	$1,021	$510	$1,236	$2,767	$-	$580,292
Construction	18,003	-	-	-	-	-	18,003
Commercial	608,498	202	-	6,262	6,464	646	615,608
Commercial	55,359	-	32	1,157	1,189	-	56,548
Obligations of states and political subdivisions	37,804	-	-	-	-	-	37,804
Home equity loans and lines of credit	37,174	41	49	120	210	-	37,384
Auto loans	10,145	183	11	-	194	-	10,339
Other	1,453	53	27	-	80	-	1,533
Total	$1,345,961	$1,500	$629	$8,775	$10,904	$646	$1,357,511

		31-60 Days	61-89 Days	90 + Days	Total	Purchased	Total
	Current	Past Due	Past Due	Past Due	Past Due	Credit Impaired	Loans
September 30, 2021
Real estate loans:
Residential	$576,960	$1,029	$580	$1,744	$3,353	$-	$580,313
Construction	14,013	-	-	-	$-	-	14,013
Commercial	587,779	111	-	2,350	$2,461	877	591,117
Commercial	62,243	-	-	1,257	$1,257	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	$-	-	56,164
Home equity loans and lines of credit	38,223	44	-	159	$203	-	38,426
Auto loans	13,576	271	5	-	$276	-	13,852
Other	1,513	59	-	9	$68	-	1,581
Total	$1,350,471	$1,514	$585	$5,519	$7,618	$877	$1,358,966

Non-Accrual Loans	December 31, 2021	September 30, 2021
Real estate loans:
Residential	$2,276	$2,865
Construction	-	-
Commercial	14,909	11,124
Commercial	1,250	1,358
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	416	463
Auto loans	61	43
Other	12	14
Total	$18,924	$15,867

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. In addition, for the three months ended December 31, 2021, consideration was given and a credit provision was recorded for loans granted short term payment relief due to the COVID pandemic. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-

off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2021 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three months ended December 31, 2021 and 2020 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Charge-offs	(6)	-	-	-	-	-	(6)	-	-	(12)
Recoveries	72	-	1	-	-	2	34	-	-	109
Provision	(82)	54	136	183	(128)	(23)	(64)	-	(76)	-
ALL balance at December 31, 2021	$4,098	$241	$10,607	$1,224	$265	$297	$196	$21	$1,261	$18,210
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Charge-offs	-	-	(76)	(9)	-	(8)	(155)	(1)	-	(249)
Recoveries	-	-	17	-	-	1	72	-	-	90
Provision	206	8	712	39	(47)	20	(77)	(2)	41	900
ALL balance at December 31, 2020	$4,507	$135	$7,862	$904	$508	$350	$620	$22	$1,233	$16,141

During the three months ended December 31, 2021, the Company recorded provision expense for the construction real estate loans, commercial real estate loans and commercial loans segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Provision expense was also recorded for possible loan losses due to the economic slowdown caused by COVID-19 restrictions. Credit provisions were recorded for loan loss for the residential real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit and auto loans segments due to either decreased loan balances, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

During the three months ended December 31, 2020, the Company recorded provision expense for the residential real estate loans, construction real estate loans, commercial real estate loans, commercial loans, construction loans and home equity loans and lines of credit segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Provision expense was also recorded for possible loan losses due to the economic slowdown caused by COVID-19 restrictions. Credit provisions were recorded for loan loss for the obligations of states and political subdivisions, auto loan and other loan segments due to either decreased loan balances, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

The Company is closely monitoring all customer credit positions, particularly loans requesting payment relief.  Such loans, as of December 31, 2021, amounted to approximately 1.4% of total loans outstanding, including $18.8 million in commercial real estate loans and $369,000 in commercial loans.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn, may require  increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2021 and September 30, 2021 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$16	$-	$13	$472	$-	$-	$3	$-	$-	$504
Collectively evaluated for impairment	4,082	241	10,594	752	265	297	193	21	1,261	17,706
ALL balance at December 31, 2021	$4,098	$241	$10,607	$1,224	$265	$297	$196	$21	$1,261	$18,210
Individually evaluated for impairment	$17	$-	$14	$397	$-	$-	$-	$-	$-	$428
Collectively evaluated for impairment	4,097	187	10,456	644	393	318	232	21	1,337	17,685
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113

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

There were no new troubled debt restructurings granted for the three months ended December 31, 2021 and 2020.

For the three months ended December 31, 2021 and 2020, no loans defaulted on a restructuring agreement within one year of modification.

The Company continues to closely monitor all customer credit positions, particularly loans requesting payment relief.  As of December 31, 2021, eight of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $19.2 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings unless the borrower was previously experiencing financial difficulty.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments. This, in turn may require increases in our allowance for loan losses and increases in the level of chargeoffs in our loan portfolio.

There can be no assurance that our non-performing assets will not increase in the future due to the impact of COVID-19 or otherwise.  We will continue to closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial and consumer clients.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2021	September 30, 2021
Non-interest bearing demand accounts	$275,090	$257,747
Interest bearing demand accounts	508,228	551,168
Money market accounts	458,741	428,272
Savings and club accounts	193,022	189,004
Certificates of deposit	199,653	209,924
Total	$1,634,734	$1,636,115

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three month periods ended December 31, 2021 and 2020 (in thousands):

	For the Three Months Ended December 31,
	2021	2020
Service Cost	$-	$-
Interest Cost	125	113
Expected return on plan assets	(333)	(289)
Partial settlement	138	-
Amortization of net loss from earlier periods	1	55
Net periodic benefit income	$(69)	$(121)

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

Restricted stock shares outstanding at December 31, 2021 vest over periods ranging from 9 to 45 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

 For the three months ended December 31, 2021 and 2020, the Company recorded $262,000 and $232,000 of share-based compensation expense, respectively, comprised of restricted stock expense.  Expected future compensation expense relating to the restricted shares outstanding at December 31, 2021 is $876,000 over the remaining vesting period of 3.75 years.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2021, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2021	42,116	$13.99
Granted	33,580	16.46
Vested	(625)	15.39
Forfeited	(5,451)	14.91
Nonvested at December 31, 2021	69,620	$15.10

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of December 31, 2021 and September 30, 2021 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	December 31, 2021
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$49,258	$-	$49,258
Obligations of states and political subdivisions	-	13,197	-	13,197
U.S. government treasury securities	-	30,000	-	30,000
Corporate obligations	-	58,086	10,937	69,023
Other debt securities	-	10,676	-	10,676
Total debt securities	$-	$161,217	$10,937	$172,154
Equity securities- financial services	33	-	-	33
Derivatives and hedging activities	-	5,030	-	5,030
Liabilities
Derivatives and hedging activities	-	1,875	-	1,875

	September 30, 2021
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$55,068	$-	$55,068
Obligations of states and political subdivisions	-	13,246	-	13,246
U.S. government treasury securities	-	99,997	-	99,997
U.S. government agencies	-	2,002	-	2,002
Corporate obligations	-	47,505	11,112	58,617
Other debt securities	-	11,651	-	11,651
Total debt securities	$-	$229,469	$11,112	$240,581
Equity securities-financial services	32	-	-	32
Derivatives and hedging activities	-	2,554	-	2,554
Liabilities:
Derivatives and hedging activities	-	1,755	-	1,755

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended December 31, 2021 and 2020 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	December 31, 2021	December 31, 2020
Beginning balance	$11,112	$8,260
Purchases, sales, issuances, settlements, net	-	(3,000)
Total unrealized (loss) gain:
Included in earnings	-	-
Included in other comprehensive (loss) income	(175)	128
Transfers in and/or out of Level III	-	-
	$10,937	$5,388

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of December 31, 2021 and September 30, 2021 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	December 31, 2021
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$193	$193
Impaired loans	-	-	14,341	14,341

	September 30, 2021
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$461	$461
Impaired loans	-	-	15,122	15,122

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2021
Impaired loans	$14,341	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (24.8%)
Foreclosed real estate owned	193	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (24.7%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2021
Impaired loans	$15,122	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (24.1%)
Foreclosed real estate owned	461	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (20.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2021, 74 impaired loans with a carrying value of $14.8 million were reduced by specific valuation allowance totaling $504,000 resulting in a net fair value of $14.3 million based on Level 3 inputs. At September 30, 2021, 76 impaired loans with a carrying value of $15.6 million were reduced by a specific valuation totaling $428,000 resulting in a net fair value of $15.1 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the consolidated Balance Sheet at December 31, 2021 and September 30, 2021 by level within the fair value hierarchy:

	December 31, 2021
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$55,747	$-	$-	$53,089	$53,089
Loans receivable, net	1,339,301	-	-	1,344,491	1,344,491
Mortgage servicing rights	833	-	-	1,130	1,130
Financial liabilities:
Deposits	$1,634,734	$1,435,081	$-	$196,193	$1,631,274

	September 30, 2021
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$21,483			$21,249	$21,249
Loans receivable, net	1,340,853	-	-	1,353,420	1,353,420
Mortgage servicing rights	763	-	-	998	998
Financial liabilities:
Deposits	$1,636,115	$1,426,191	$-	$209,660	$1,635,851

11.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three month periods ended December 31, 2021 and 2020 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682
Other comprehensive income (loss) before reclassifications	763	(843)	1,690	1,610
Amounts reclassified from accumulated other comprehensive income (loss)	110	-	187	297
Period change	873	(843)	1,877	1,907
Balance at December 31, 2021	$(1,034)	$1,119	$2,504	$2,589
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)
Other comprehensive income (loss) before reclassifications	-	(178)	410	232
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	527	527
Period change	-	(178)	937	759
Balance at December 31, 2020	$(3,432)	$2,989	$(2,854)	$(3,297)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three month periods ended December 31, 2021 and 2020 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Operations
	2021	2020
Securities available for sale
Net securities gains reclassified into earnings	$-	$-	Gain on sale of investment securities available for sale, net
Related income tax expense	-	-	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	-
Defined benefit pension plan
Amortization of net gain and prior service costs	(139)	-	Compensation and employee benefits
Related income tax expense	29	-	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(110)	-
Derivatives and hedging activities:
Interest expense, effective portion	(236)	(667)	Interest expense
Related income tax expense	49	140	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(187)	(527)
Total reclassification for the period	$(297)	$(527)

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2021 and September 30, 2021 (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of December 31, 2021			As of September 30, 2021
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Brokered Deposits	$200,000	Other Assets	$3,298	$175,000	Other Assets	$1,247
Commercial Loans	77,336	Other Assets	1,732	71,326	Other Assets	1,307
Total	$277,336		$5,030	$246,326		$2,554

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of December 31, 2021			As of September 30, 2021
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

Brokered Deposits	$25,000	Other Liabilities	$129	$60,000	Other Liabilities	$452
Commercial Loans	109,791	Other Liabilities	1,746	103,831	Other Liabilities	1,303
Total	$134,791		$1,875	$163,831		$1,755

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of December 31, 2021, the Company had ten interest rate swaps with a notional principal amount of $225.0 million associated with the Company’s cash outflows associated with various brokered certificates and $187.1 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2021 and 2020.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended December 31, 2021 and 2020, the Company had $236,000 and $667,000 of losses respectively, which resulted in an increase to interest expense.  During the next twelve months, the Company estimates that $20,000 will be reclassified as an increase to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three month periods ended December 31, 2021 and 2020 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
Interest Rate Products	$2,375	$1,181	Interest expense	$(236)	$(667)
Total	$2,375	$1,181		$(236)	$(667)

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

As of December 31, 2021, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements.  As of September 30, 2021, the Company was required to post $640,000 in collateral against its obligations under these agreements.  If the Company had breached any of these provisions at December 31, 2021 and September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.
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

15.   Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. For the Company, Topic 842 primarily affects the accounting treatment for operating lease agreements in which the Company is the lessee.

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

(in thousands)		December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,698
Total Lease Right-Of-Use Assets		$6,698

(in thousands)		December 31, 2021
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,864
Total Lease Liabilities		$6,864

(in thousands)		September 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,222
Total Lease Right-Of-Use Assets		$6,222

(in thousands)		September 30, 2021
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,370
Total Lease Liabilities		$6,370

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

December 31, 2021
Weighted average remaining lease term
Operating leases	12.4 years
Weighted average discount rate
Operating leases	2.34%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended December 31, 2021
Operating lease cost	$261
Variable lease cost	79
Net lease cost	$340
Lease Costs (in thousands)	Three Months Ended December 31, 2020
Operating lease cost	$263
Variable lease cost	64
Net lease cost	$327

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
December 31, 2022	$871
December 31, 2023	1,310
December 31, 2024	622
December 31, 2025	510
December 31, 2026	472
Thereafter	4,618
Total future minimum lease payments	8,403
Amounts representing interest	1,539
Present Value of Net Future Minimum Lease Payments	$6,864

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at December 31, 2021 and September 30, 2021

Total Assets. Total assets increased by $6.9 million, or 0.4%, to $1.87 billion at December 31, 2021 from $1.86 billion at September 30, 2021 due primarily to increases in cash and due from banks and investments securities held to maturity partially offset by decreases in investment securities available for sale and loans receivable. At the onset of the pandemic, the Company moved quickly to build its liquidity as an offset to the economic uncertainty caused by the resulting economic slowdown.   The Company has and will continue to maintain a strong liquidity position against the changing economic forecasts through daily monitoring.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $39.5 million, or 24.8%, to $198.4 million at December 31, 2021 from $158.9 million at September 30, 2021. Decreases in investment and loan balances outstanding accounted for the majority of the increase. The Company built the majority of its cash position in the fiscal second quarter of 2020 and has maintained that position through the first quarter of fiscal 2022 to remain prepared for ongoing economic uncertainties.

Net Loans. Net loans decreased $1.6 million, or 0.1%, to $1.34 billion at December 31, 2021. During this period, residential loans decreased $21,000 to $580.3 million, construction loans increased $4.0 million to $18.0 million, commercial real estate loans increased $24.5 million to $615.6 million, commercial loans decreased $7.0 million to $56.5 million partially due to the repayment and forgiveness of $9.4 million in PPP loans carried in the commercial loan portfolio, obligations of states and political subdivisions decreased $18.4 million to $37.8 million, home equity loans and lines of credit decreased $1.0 million to $37.4 million, auto loans decreased $3.5 million to $10.3 million reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $48,000 to $1.5 million. The Company sold $12.8 million in residential mortgage loans to the Federal Home Loan Bank of Pittsburgh during the three month period ended December 31, 2021, recording gains on the sale of these loans in noninterest income.

Investment Securities Available for Sale. Investment securities available for sale decreased $68.4 million, or 28.4%, to $172.2 million at December 31, 2021 from $240.6 million at September 30, 2021 due primarily to the maturity of securities in the portfolio.  The Company has continued to maintain a liquid position in cash and cash equivalents and has limited its investment purchases.

Investment Securities Held to Maturity. Investment securities held to maturity increased to $55.7 million at December 31, 2021 from $21.5 million at September 30, 2021. The Company carries some investment as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Deposits. Deposits decreased $1.4 million, or 0.1%, to $1.63 billion at December 31, 2021 from $1.64 billion at September 30, 2021. Decreases in interest bearing demand accounts of $42.9 million and certificates of deposit of $10.3 million were offset in part by  increases in money market accounts of $30.5 million, savings and club accounts of $4.0 million and non-interest bearing demand accounts of $17.3 million. The overall decrease in certificates of deposit reflected a decrease in brokered certificates of $15.0 million.

Stockholders’ Equity. Stockholders’ equity increased by $5.8 million, or 2.9%, to $207.6 million at December 31, 2021 from $201.8 million at September 30, 2021. The increase in stockholders’ equity was primarily due to net income of $4.6 million and other comprehensive income of $1.9 million which was partially offset by regular cash dividends of $0.12 per share, which reduced stockholders’ equity by $1.2 million.

Average Balance Sheets for the Three Months Ended December 31, 2021 and 2020

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,363,548	$13,259	3.87%	$1,419,348	$13,760	3.86%
Investment Securities
Taxable(2)	130,338	597	1.82%	94,568	632	2.66%
Exempt from federal income tax(2)(3)	3,956	19	2.42%	8,474	40	2.38%
Total investment securities	134,294	616	1.84%	103,042	672	2.64%
Mortgage-backed securities	103,046	414	1.60%	100,070	365	1.45%
Federal Home Loan Bank stock	4,707	54	4.56%	5,428	77	5.64%
Other	172,678	65	0.15%	178,228	38	0.08%
Total interest-earning assets	1,778,273	14,408		1,806,116	14,912
Allowance for loan losses	(18,162)		3.22%	(15,678)		3.29%
Noninterest-earning assets	111,107			118,985
Total assets	$1,871,218			$1,909,423
Interest-bearing liabilities:
NOW accounts	$305,440	$36	0.05%	$261,026	$97	0.15%
Money market accounts	449,909	141	0.12%	412,381	201	0.19%
Savings and club accounts	192,111	25	0.05%	163,805	22	0.05%
Certificates of deposit	422,867	644	0.61%	536,021	1,452	1.08%
Borrowed funds	—	—	—	64,471	228	1.41%
Total interest-bearing liabilities	1,370,327	846	0.24%	1,437,704	2,000	0.55%
Non-interest-bearing NOW accounts	270,111			247,345
Non-interest-bearing liabilities	25,252			30,269
Total liabilities	1,665,690			1,715,318
Equity	205,528			194,105
Total liabilities and equity	$1,871,218			$1,909,423
Net interest income		$13,562			$12,912
Interest rate spread			2.98%			2.74%
Net interest-earning assets	$407,946			$368,412
Net interest margin(4)			3.03%			2.84%
Average interest-earning assets to average interest-bearing liabilities		129.77%			125.63%

_____________________

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended December 31, 2021 and 2020.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2021 and December 31, 2020

Net Income. Net income increased $478,000, or 11.6%, to $4.6 million for the three months ended December 31, 2021 compared to net income of $4.1 million for the comparable period in 2020. The increase was primarily due to an increase in net interest income and a decline in the provision for loan losses partially offset by increases in non-interest expense and the income tax provision and a decrease in non-interest income.

Net Interest Income. Net interest income increased $650,000, or 5.0%, to $13.6 million for the three months ended December 31, 2021 compared to $12.9 million for the comparable period in 2020.

Interest Income. Total interest income was $14.4 million for the three months ended December 31, 2021 compared with $14.9 million for the three months ended December 31, 2020 reflecting a decline in interest rates and a decrease in the total yield on average interest earning assets from 3.29% for the quarter ended December 31, 2020 to 3.22% for the quarter ended December 31, 2021. A decline of $27.8 million in average interest earning assets also contributed to the decline in interest income.

Interest Expense. Interest expense was $846,000 for the quarter ended December 31, 2021 compared to $2.0 million for the same period in 2020. The cost of interest-bearing liabilities declined to 0.24% in the quarter ended December 31, 2021 from 0.55% a year earlier, reflecting lower interest rates, timely repricing of deposits and roll-off of higher-cost borrowings. Average interest-bearing liabilities decreased $67.4 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made no provision for loan losses for the three month period ended December 31, 2021 compared to $900,000 for the three month period ended December 31, 2020. The allowance for loan losses was $18.2 million, or 1.34% of loans outstanding, at December 31, 2021, compared to $18.1 million, or 1.33% of loans outstanding, at September 30, 2021.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income decreased 25.7% to $2.3 million for the three months ended December 31, 2021, compared with $3.1 million for the three months ended December 31, 2020. Decreases in loan swap fees of $64,000, earnings on bank-owned life insurance of $150,000, other income of $48,000 and gains on sales of residential mortgages of $599,000 were partially offset by an increase in trust and investment fees of $95,000 in the quarter ended December 31, 2021 compared with the comparable period in 2020.

Non-interest Expense. Noninterest expense increased $126,000 or 1.2% to $10.3 million for the three months ended December 31, 2021 compared with $10.2 million for the comparable period a year earlier primarily reflecting increases in professional fees of $162,000, occupancy and equipment of $27,000, data processing of $98,000 and other expenses of $31,000 which were partially offset by decreases in Federal Deposit Insurance Corporation premiums of $109,000, compensation and employee benefits of $62,000 and gains on foreclosed real estate of $12,000.

Income Taxes. Income tax expense increased $139,000 to $973,000 for the three months ended December 31, 2021 from $834,000 for the comparable 2020 period. The effective tax rate for the three months ended December 31, 2021 was 17.4% compared to 16.8% for the 2020 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	December 31, 2021	September 30, 2021
Non-performing assets:
Non-accruing loans	$18,921	$15,864
Non-accruing purchased credit impaired loans	3	3
Total non-performing loans	18,924	15,867
Foreclosed real estate	193	461
Total non-performing assets	$19,117	$16,328
Ratio of non-performing loans to total loans	1.39%	1.17%
Ratio of non-performing loans to total assets	1.01%	0.85%
Ratio of non-performing assets to total assets	1.02%	0.88%
Ratio of allowance for loan losses to total loans	1.34%	1.33%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets increased $2.8 million from September 30, 2021 to December 31, 2021. The primary reason for the increase in nonperforming assets at December 31, 2021 as compared to September 30, 2021 was the addition of one non-performing commercial loan relationship of $3.9 million.  Also included in non-performing assets are two nonperforming commercial real estate loans totaling $8.8 million.  These loans are well collateralized and carry personal guarantees. The number of nonperforming residential loans was 31 at December 31, 2021 compared to 38 at September 30, 2021. The $18.9 million of non-accruing loans at December 31, 2021 included 31 residential loans with an aggregate outstanding balance of $2.3 million, 20 commercial and commercial real estate loans with aggregate outstanding balances of $16.2 million and 27 consumer loans with aggregate balances of $489,000. Within the residential loan balance were $788,000 of loans past due less than 90 days. In the quarter ended December 31, 2021, the Company identified eight residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $268,000 to $193,000 at December 31, 2021. Foreclosed real estate consists of five residential properties and one commercial property.

At December 31, 2021, the principal balance of troubled debt restructures (“TDRs”) was $9.5 million compared to $9.7 million at September 30, 2021. All of the $9.5 million of troubled debt restructures at December 31, 2021 are non-accrual loans.

As of December 31, 2021, TDRs were comprised of nine residential loans totaling $1.1 million, seven commercial and commercial real estate loans totaling $8.3 million and four consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $53,000.

For the three month period ended December 31, 2021, two loans were removed due to completion of one year of consecutive on time payments.

The Company continues to closely monitor all customer credit positions, particularly loans requesting payment relief.  As of December 31, 2021, approximately eight of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $19.2 million.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered  TDRs unless the borrower was previously experiencing financial difficulty.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments. This, in turn may require increases in our allowance for loan losses and increases in the level of chargeoffs in our loan portfolio.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2021, $198.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of December 31, 2021, we had no borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $723.4 million.

At December 31, 2021, we had $352.8 million in loan commitments outstanding, which included, in part, $165.3 million in undisbursed construction loans and land development loans, $51.3 million in unused home equity lines of credit, $103.3 million in commercial lines of credit and commitments to originate commercial loans, $16.9 million in performance standby letters of credit and $16.0 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2021 totaled $145.3 million, or 72.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2022. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.6 million and $3.9 million for the three months ended December 31, 2021 and 2020, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $34.6 million and $83.5 million for the three months ended December 31, 2021 and 2020, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for), of $1.3 million and $(26.1) million for the three months ended December 31, 2021 and 2020, respectively.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2021.

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

Item 1A.Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2021, filed on December 14, 2021.

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

Form of Common Stock Certificate of ESSA Bancorp, Inc. (incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006)

10.1

Amended and Restated Employment Agreement between ESSA Bank & Trust, ESSA Bancorp, Inc. and Allan Muto (incorporated by reference to the Current Report on Form 8-K of ESSA Bancorp, Inc. (file no. 001-33384), originally filed with the Securities and Exchange Commission on January 5, 2022)

10.2

Amended and Restated Employment Agreement between ESSA Bank & Trust, ESSA Bancorp, Inc. and Charles Hangen (incorporated by reference to the Current Report on Form 8-K of ESSA Bancorp, Inc. (file no. 001-33384), originally filed with the Securities and Exchange Commission on January 5, 2022)

10.3

Amended and Restated Employment Agreement between ESSA Bank & Trust, ESSA Bancorp, Inc. and Peter Gray (incorporated by reference to the Current Report on Form 8-K of ESSA Bancorp, Inc. (file no. 001-33384), originally filed with the Securities and Exchange Commission on January 5, 2022)

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

ESSA BANCORP, INC.

Date: February 14, 2022	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 14, 2022	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer