Form 10-Q
period 2022-03-31
ESSA Bancorp, Inc.
filed 2022-05-16
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 10,489,391 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	September 30,
	2022	2021
	(dollars in thousands)
ASSETS
Cash and due from banks	$181,991	$146,841
Interest-bearing deposits with other institutions	8,206	12,105
Total cash and cash equivalents	190,197	158,946
Investment securities available for sale, at fair value	163,367	240,581
Investment securities held to maturity, at amortized cost	60,374	21,483
Loans held for sale	—	381
Loans receivable (net of allowance for loan losses of $18,208 and $18,113)	1,340,317	1,340,853
Regulatory stock, at cost	4,995	4,651
Premises and equipment, net	13,419	13,605
Bank-owned life insurance	37,861	37,481
Foreclosed real estate	85	461
Intangible assets, net	388	520
Goodwill	13,801	13,801
Deferred income taxes	3,288	4,613
Other assets	37,475	24,060
TOTAL ASSETS	$1,865,567	$1,861,436
LIABILITIES
Deposits	$1,620,906	$1,636,115
Advances by borrowers for taxes and insurance	12,516	4,949
Other liabilities	19,432	18,550
TOTAL LIABILITIES	1,652,854	1,659,614
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,489,391 and 10,461,443 outstanding at March 31, 2022 and September 30, 2021, respectively)	181	181
Additional paid in capital	181,816	181,659
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(6,689)	(6,915)
Retained earnings	131,201	124,342
Treasury stock, at cost; 7,643,704 and 7,671,652 shares outstanding at March 31, 2022 and September 30, 2021, respectively	(97,767)	(98,127)
Accumulated other comprehensive income	3,971	682
TOTAL STOCKHOLDERS’ EQUITY	212,713	201,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,865,567	$1,861,436

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$13,590	$13,670	$26,849	$27,430
Investment securities:
Taxable	1,169	882	2,180	1,879
Exempt from federal income tax	19	41	38	81
Other investment income	130	70	249	185
Total interest income	14,908	14,663	29,316	29,575
INTEREST EXPENSE
Deposits	693	1,589	1,539	3,361
Short-term borrowings	—	20	—	209
Other borrowings	—	23	—	62
Total interest expense	693	1,632	1,539	3,632
NET INTEREST INCOME	14,215	13,031	27,777	25,943
Provision for loan losses	—	900	—	1,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,215	12,131	27,777	24,143
NONINTEREST INCOME
Service fees on deposit accounts	735	735	1,518	1,524
Services charges and fees on loans	411	492	828	917
Loan swap fees	2	410	149	621
Unrealized gain on equity securities, net	—	4	1	11
Trust and investment fees	420	345	846	676
Gain on sale of investment securities available for sale, net	—	417	—	417
Gain on sale of loans, net	20	669	239	1,487
Earnings on bank-owned life insurance	187	191	380	534
Insurance commissions	141	166	288	334
Other	36	86	31	129
Total noninterest income	1,952	3,515	4,280	6,650
NONINTEREST EXPENSE
Compensation and employee benefits	6,305	6,372	12,639	12,768
Occupancy and equipment	1,174	1,130	2,268	2,197
Professional fees	745	524	1,440	1,057
Data processing	1,151	1,139	2,331	2,221
Advertising	280	152	373	253
Federal Deposit Insurance Corporation (FDIC) premiums	120	281	284	554
Gain on foreclosed real estate	(89)	(86)	(120)	(105)
Amortization of intangible assets	65	67	132	135
Other	647	856	1,355	1,533
Total noninterest expense	10,398	10,435	20,702	20,613
Income before income taxes	5,769	5,211	11,355	10,180
Income taxes	1,177	871	2,150	1,705
NET INCOME	$4,592	$4,340	$9,205	$8,475
Earnings per share
Basic	$0.47	$0.43	$0.94	$0.84
Diluted	$0.47	$0.43	$0.94	$0.84
Dividends per share	$0.12	$0.12	$0.24	$0.23

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(dollars in thousands)
Net income	$4,592	$4,340	$9,205	$8,475
Other comprehensive income
Investment securities available for sale:
Unrealized holding losses	(5,258)	(645)	(6,324)	(869)
Tax effect	1,105	135	1,328	185
Reclassification of gains recognized in net income	-	(417)	-	(417)
Tax effect	-	88	-	88
Net of tax amount	(4,153)	(839)	(4,996)	(1,013)
Pension plan:
Changes in unrealized holding gains	(68)	-	897
Tax effect	14	-	(187)
Reclassification of items recognized in net income	84	(111)	223	(111)
Tax effect	(18)	24	(48)	24
Net of tax amount	12	(87)	885	(87)
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivatives included in net income	6,826	3,721	8,965	4,235
Tax effect	(1,434)	(785)	(1,883)	(893)
Reclassification adjustment for losses on derivatives included in net income	166	644	402	1,311
Tax effect	(35)	(135)	(84)	(275)
Net of tax amount	5,523	3,445	7,400	4,378
Total other comprehensive income	1,382	2,519	3,289	3,278
Comprehensive income	$5,974	$6,859	$12,494	$11,753

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	(Loss) Income	Equity
	(dollars in thousands except share data)
Balance, December 31, 2020	10,820,816	$181	$181,199	$(7,237)	$115,645	$(92,338)	$(3,297)	$194,153
Net income					4,340			4,340
Other comprehensive income							2,519	2,519
Cash dividends declared ($0.12 per share)					(1,216)			(1,216)
Stock based compensation			94					94
Allocation of ESOP stock			60	105				165
Allocation of treasury shares to incentive plan	(65)					-		—
Purchase of common stock	(89,516)					(1,447)		(1,447)
Balance, March 31, 2021	10,731,235	$181	$181,353	$(7,132)	$118,769	$(93,785)	$(778)	$198,608

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, December 31, 2021	10,489,391	$181	$181,634	$(6,802)	$127,784	$(97,767)	$2,589	$207,619
Net income					4,592			4,592
Other comprehensive income							1,382	1,382
Cash dividends declared ($0.12 per share)					(1,175)			(1,175)
Stock based compensation			93					93
Allocation of ESOP stock			89	113				202
Balance, March 31, 2022	10,489,391	$181	$181,816	$(6,689)	$131,201	$(97,767)	$3,971	$212,713

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	(Loss) Income	Equity
	(dollars in thousands except share data)
Balance, September 30, 2020	10,876,869	$181	$181,487	$(7,350)	$112,612	$(91,477)	$(4,056)	$191,397
Net Income					8,475			8,475
Other comprehensive income							3,278	3,278
Cash dividends declared ($0.23 per share)					(2,318)			(2,318)
Stock based compensation			326					326
Allocation of ESOP stock			90	218				308
Allocation of treasury shares to incentive plan	43,582		(550)			550		—
Purchase of common stock	(189,216)					(2,858)		(2,858)
Balance, March 31, 2021	10,731,235	$181	$181,353	$(7,132)	$118,769	$(93,785)	$(778)	$198,608

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, September 30, 2021	10,461,443	$181	$181,659	$(6,915)	$124,342	$(98,127)	$682	$201,822
Net income					9,205			9,205
Other comprehensive income							3,289	3,289
Cash dividends declared ($0.24 per share)					(2,346)			(2,346)
Stock based compensation			355					355
Allocation of ESOP stock			165	226				391
Allocation of treasury shares to incentive plan	27,948		(363)			360		(3)
Balance, March 31, 2022	10,489,391	$181	$181,816	$(6,689)	$131,201	$(97,767)	$3,971	$212,713

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2022	2021
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$9,205	$8,475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	1,800
Provision for depreciation and amortization	532	526
Amortization and accretion of discounts and premiums, net	(456)	(637)
Net gain on sale of investment securities, available for sale	-	(417)
Realized and unrealized gain on equity securities	(1)	(11)
Gain on sale of loans, net	(239)	(1,487)
Origination of residential real estate loans for sale	(12,932)	(41,299)
Proceeds on sale of residential real estate loans	13,552	42,082
Compensation expense on ESOP	391	308
Amortization of right-of-use asset	417	445
Stock based compensation	355	326
(Increase) decrease in accrued interest receivable	(58)	938
Decrease in accrued interest payable	(99)	(393)
Earnings on bank-owned life insurance	(380)	(414)
Deferred federal income taxes	451	(68)
Decrease in accrued pension	(195)	(352)
Gain on foreclosed real estate, net	(120)	(105)
Amortization of intangible assets	132	135
Other, net	(2,081)	(1,408)
Net cash provided by operating activities	8,474	8,444
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	-	10,721
Proceeds from principal repayments and maturities	114,698	65,534
Purchases	(44,192)	(26,493)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,366	10
Purchases	(41,257)	(6,106)
Decrease in loans receivable, net	1,342	30,366
Redemption of regulatory stock	198	5,557
Purchase of regulatory stock	(542)	(2,059)
Proceeds from sale of foreclosed real estate	530	233
Purchase of premises, equipment and software	(378)	(388)
Net cash provided by investing activities	32,765	77,375
FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(15,209)	196,444
Net decrease in short-term borrowings	-	(111,713)
Repayment of other borrowings	-	(14,164)
Increase in advances by borrowers for taxes and insurance	7,567	3,810
Purchase of common stock	-	(2,858)
Dividends on common stock	(2,346)	(2,318)
Net cash (used for) provided by financing activities	(9,988)	69,201
Increase in cash and cash equivalents	31,251	155,020
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	158,946	155,917
CASH AND CASH EQUIVALENTS AT END OF YEAR	$190,197	$310,937
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$1,638	$4,025
Income taxes	1,650	-
Noncash items:
Transfers from loans to foreclosed real estate	34	253
Initial recognition of Operating Right-of-Use Asset	520	-
Initial recognition of Operating Right-of-Use Liability	520	-
Death benefit receivable on BOLI	-	(3,865)
Unrealized holding losses	(6,324)	(1,286)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.
2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2022 and 2021.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(7,652,070)	(7,333,251)	(7,643,766)	(7,306,323)
Average unearned ESOP shares	(661,946)	(707,526)	(667,665)	(712,929)
Average unearned non-vested shares	(52,850)	(59,306)	(53,605)	(60,754)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,766,229	10,033,012	9,768,059	10,053,089
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	2,603	2,015	2,834	2,462
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,768,832	10,035,027	9,770,893	10,055,551

At March 31, 2022 there were 29,974 shares of nonvested stock outstanding at an average weighted price of $16.47 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2021 there were 27,710 shares of nonvested stock outstanding at an average weighted price of $16.14 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method. ASC 815 currently permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in this Update allow non-prepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are summarized as follows (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$40,928	$10	$(937)	$40,001
Freddie Mac	28,022	12	(631)	27,403
Governmental National Mortgage Association	4,947	3	(67)	4,883
Total mortgage-backed securities	73,897	25	(1,635)	72,287
Obligations of states and political subdivisions	11,585	20	(201)	11,404
Corporate obligations	71,463	266	(1,987)	69,742
Other debt securities	10,264	2	(332)	9,934
Total	$167,209	$313	$(4,155)	$163,367
Held to Maturity
Fannie Mae	$32,502	$-	$(2,261)	$30,241
Freddie Mac	25,436	-	(1,799)	23,637
Total mortgage-backed securities	$57,938	$-	$(4,060)	$53,878
U.S. government agency securities	2,436	-	(182)	2,254
Total	$60,374	$-	$(4,242)	$56,132

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$25,614	$766	$(30)	$26,350
Freddie Mac	21,240	574	(42)	21,772
Governmental National Mortgage Association	6,801	159	(14)	6,946
Total mortgage-backed securities	53,655	1,499	(86)	55,068
Obligations of states and political subdivisions	12,826	420	-	13,246
U.S. government agency securities	99,997	-	-	99,997
U.S. government treasury securities	1,998	4	-	2,002
Corporate obligations	58,130	940	(453)	58,617
Other debt securities	11,493	273	(115)	11,651
Total	$238,099	$3,136	$(654)	$240,581
Held to Maturity
Fannie Mae	11,738	-	(111)	11,627
Freddie Mac	9,745	-	(123)	9,622
Total	$21,483	$-	$(234)	$21,249

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended March 31, 2022 and 2021.

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net gains recognized during the period on equity securities	$-	$4
Less: Net gains recognized during the period on equity securities sold during the period	-	-
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$-	$4
(in thousands)	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Net gains recognized during the period on equity securities	$1	$11
Less: Net gains recognized during the period on equity securities sold during the period	-	-
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$1	$11

The amortized cost and fair value of debt securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,758	$2,773	$—	$—
Due after one year through five years	20,528	20,457	—	—
Due after five years through ten years	70,602	68,542	8,513	7,952
Due after ten years	73,321	71,595	51,861	48,180
Total	$167,209	$163,367	$60,374	$56,132

For the three and six months ended March 31, 2022, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities. For the three months ended March 31, 2021, the Company realized gross gains of $417,000 and no gross losses on proceeds from the sale on investment securities of $10.7 million.  For the six months ended March 31, 2021, the Company realized gross gains of $417,000 and no gross losses on proceeds from the sale on investment securities of $10.7 million.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2022
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	57	$63,669	$(3,160)	$3,292	$(38)	$66,961	$(3,198)
Freddie Mac	48	44,674	(2,257)	3,417	(173)	48,091	(2,430)
Governmental National Mortgage Association	11	2,853	(50)	1,689	(17)	4,542	(67)
U.S. government agency securities	1	2,254	(182)	-	-	2,254	(182)
Obligations of states and political subdivisions	8	7,891	(201)	-	-	7,891	(201)
Corporate obligations	58	43,145	(1,780)	4,074	(207)	47,219	(1,987)
Other debt securities	17	7,108	(227)	2,132	(105)	9,240	(332)
Total	200	$171,594	$(7,857)	$14,604	$(540)	$186,198	$(8,397)

	September 30, 2021
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$15,410	$(127)	$4,078	$(14)	$19,488	$(141)
Freddie Mac	12	14,466	(165)	—	—	14,466	(165)
Governmental National Mortgage Association	4	—	—	2,038	(14)	2,038	(14)
Corporate obligations	28	22,799	(397)	1,937	(56)	24,736	(453)
Other debt securities	8	—	—	2,348	(115)	2,348	(115)
Total	69	$52,675	$(689)	$10,401	$(199)	$63,076	$(888)

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

The Company reviews its position quarterly and has asserted that at March 31, 2022, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2022	September 30, 2021
Real estate loans:
Residential	$587,984	$580,313
Construction	18,308	14,013
Commercial	623,192	591,117
Commercial	46,653	63,500
Obligations of states and political subdivisions	35,169	56,164
Home equity loans and lines of credit	38,279	38,426
Auto loans	7,469	13,852
Other	1,471	1,581
	1,358,525	1,358,966
Less allowance for loan losses	18,208	18,113
Net loans	$1,340,317	$1,340,853

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (the “SBA”). The PPP provided loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.4 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

Included in commercial loans in the above table are 27 loans totaling $5.4 million originated by the Company under the Paycheck Protection Program through the quarter ended March 31, 2022 compared to 180 loans totaling $22.6 million at September 30, 2021.  These loans mature in two or five years.

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2022	September 30, 2021
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$660	$939
Carrying amount	$610	$877

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
March 31, 2022
Real estate loans:
Residential	$587,984	$1,962	$-	$586,022
Construction	18,308	-	-	18,308
Commercial	623,192	1,741	610	620,841
Commercial	46,653	314	-	46,339
Obligations of states and political subdivisions	35,169	-	-	35,169
Home equity loans and lines of credit	38,279	290	-	37,989
Auto loans	7,469	41	-	7,428
Other	1,471	7	-	1,464
Total	$1,358,525	$4,355	$610	$1,353,560

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2021
Real estate loans:
Residential	$580,313	$2,646	$-	$577,667
Construction	14,013	-	-	14,013
Commercial	591,117	11,166	877	579,074
Commercial	63,500	1,355	-	62,145
Obligations of states and political sub divisions	56,164	-	-	56,164
Home equity loans and lines of credit	38,426	336	-	38,090
Auto loans	13,852	39	-	13,813
Other	1,581	8	-	1,573
Total	$1,358,966	$15,550	$877	$1,342,539

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2022
With no specific allowance recorded:
Real estate loans
Residential	$1,856	$2,769	$-
Construction	-	-	-
Commercial	1,741	2,608	-
Commercial	229	332	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	290	330	-
Auto loans	41	57	-
Other	7	20	-
Total	4,164	6,116	-
With an allowance recorded:
Real estate loans
Residential	106	110	14
Construction	-	-	-
Commercial	-	-	-
Commercial	85	95	57
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	191	205	71
Total:
Real estate loans
Residential	1,962	2,879	14
Construction	-	-	-
Commercial	1,741	2,608	-
Commercial	314	427	57
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	290	330	-
Auto loans	41	57
Other	7	20	-
Total Impaired Loans	$4,355	$6,321	$71

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2021
With no specific allowance recorded:
Real Estate Loans
Residential	$2,538	$3,610	$-
Construction	-	-	-
Commercial	11,152	13,030	-
Commercial	165	176	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	336	368	-
Auto Loans	39	60	-
Other	8	21	-
Total	14,238	17,265	-
With an allowance recorded:
Real Estate Loans
Residential	108	112	17
Construction	-	-	-
Commercial	14	19	14
Commercial	1,190	1,298	397
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total	1,312	1,429	428
Total:
Real Estate Loans
Residential	2,646	3,722	17
Construction	-	-	-
Commercial	11,166	13,049	14
Commercial	1,355	1,474	397
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	336	368	-
Auto Loans	39	60
Other	8	21	-
Total Impaired Loans	$15,550	$18,694	$428

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended March 31,
	2022	2021	2022	2021
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,103	$1,369	$-	$2
Construction	-	-	-	-
Commercial	6,444	6,671	3	6
Commercial	77	1,448	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	292	95	-	-
Auto loans	28	51	-	-
Other	-	10	-	-
Total	7,944	9,644	3	8
With an allowance recorded:
Real estate loans
Residential	107	146	-	-
Construction	-	-	-	-
Commercial	28	7,158	-	-
Commercial	791	1,728	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Auto loans	-	31	-	-
Other	-	-	-	-
Total	926	9,063	-	-
Total:
Real estate loans
Residential	1,210	1,515	-	2
Construction	-	-	-	-
Commercial	6,472	13,829	3	6
Commercial	868	3,176		-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	292	95		-
Auto loans	28	82	-	-
Other	-	10	-	-
Total Impaired Loans	$8,870	$18,707	$3	$8

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at March 31, 2022 and September 30, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
March 31, 2022
Commercial real estate loans	$596,723	$11,766	$14,703	$-	$623,192
Commercial	43,849	2,113	691	-	46,653
Obligations of states and political subdivisions	35,169	-	-	-	35,169
Total	$675,741	$13,879	$15,394	$-	$705,014

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2021
Commercial real estate loans	$549,360	$20,184	$21,573	$-	$591,117
Commercial	61,657	141	1,702	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	56,164
Total	$667,181	$20,325	$23,275	$-	$710,781

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2022 and September 30, 2021 (in thousands):

	Performing	Non- performing	Total
March 31, 2022
Real estate loans:
Residential	$586,144	$1,840	$587,984
Construction	18,308	-	18,308
Home equity loans and lines of credit	37,944	335	38,279
Auto loans	7,384	85	7,469
Other	1,455	16	1,471
Total	$651,235	$2,276	$653,511

	Performing	Non- performing	Total
September 30, 2021
Real estate loans:
Residential	$577,448	$2,865	$580,313
Construction	14,013	-	14,013
Home equity loans and lines of credit	37,963	463	38,426
Auto loans	13,809	43	13,852
Other	1,567	14	1,581
Total	$644,800	$3,385	$648,185

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans, purchased credit impaired loans and nonaccrual loans as of March 31, 2022 and September 30, 2021 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Purchased	Total
	Current	Past Due	Past Due	Past Due	Past Due	Credit Impaired	Loans
March 31, 2022
Real estate loans:
Residential	$585,837	$520	$549	$1,078	$2,147	$-	$587,984
Construction	18,308	-	-	-	-	-	18,308
Commercial	621,741	630	-	211	841	610	623,192
Commercial	46,418	-	3	232	235	-	46,653
Obligations of states and political subdivisions	35,169	-	-	-	-	-	35,169
Home equity loans and lines of credit	38,136	57	40	46	143	-	38,279
Auto loans	7,349	111	9	-	120	-	7,469
Other	1,460	4	-	7	11	-	1,471
Total	$1,354,418	$1,322	$601	$1,574	$3,497	$610	$1,358,525

		31-60 Days	61-89 Days	90 + Days	Total	Purchased	Total
	Current	Past Due	Past Due	Past Due	Past Due	Credit Impaired	Loans
September 30, 2021
Real estate loans:
Residential	$576,960	$1,029	$580	$1,744	$3,353	$-	$580,313
Construction	14,013	-	-	-	$-	-	14,013
Commercial	587,779	111	-	2,350	$2,461	877	591,117
Commercial	62,243	-	-	1,257	$1,257	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	$-	-	56,164
Home equity loans and lines of credit	38,223	44	-	159	$203	-	38,426
Auto loans	13,576	271	5	-	$276	-	13,852
Other	1,513	59	-	9	$68	-	1,581
Total	$1,350,471	$1,514	$585	$5,519	$7,618	$877	$1,358,966

Non-Accrual Loans	March 31, 2022	September 30, 2021
Real estate loans:
Residential	$1,840	$2,865
Construction	-	-
Commercial	5,590	11,124
Commercial	318	1,358
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	335	463
Auto loans	85	43
Other	16	14
Total	$8,184	$15,867

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2022 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and six months ended March 31, 2022 and 2021 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at December 31, 2021	$4,098	$241	$10,607	$1,224	$265	$297	$196	$21	$1,261	$18,210
Charge-offs	(5)	-	(19)	-	-	-	(15)	-	-	(39)
Recoveries	-	-	6	-	-	2	29	-	-	37
Provision	310	4	(44)	(401)	(19)	11	(121)	(1)	261	-
ALL balance at March 31, 2022	$4,403	$245	$10,550	$823	$246	$310	$89	$20	$1,522	$18,208
ALL balance at December 31, 2020	$4,507	$135	$7,862	$904	$508	$350	$620	$22	$1,233	$16,141
Charge-offs	(4)	-	-	-	-	-	(72)	-	-	(76)
Recoveries	65	-	19	-	-	2	103	-	-	189
Provision	(269)	(18)	1,062	866	(21)	(15)	(212)	(2)	(491)	900
ALL balance at March 31, 2021	$4,299	$117	$8,943	$1,770	$487	$337	$439	$20	$742	$17,154

ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Charge-offs	(10)	-	(19)	-	-	-	(22)	-	-	(51)
Recoveries	72	-	7	-	-	3	64	-	-	146
Provision	227	58	92	(218)	(147)	(11)	(185)	(1)	185	-
ALL balance at March 31, 2022	$4,403	$245	$10,550	$823	$246	$310	$89	$20	$1,522	$18,208
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Charge-offs	(4)	-	(76)	(9)	-	(8)	(227)	(1)	-	(325)
Recoveries	65	-	36	-	-	3	175	-	-	279
Provision	(63)	(10)	1,774	905	(68)	5	(289)	(4)	(450)	1,800
ALL balance at March 31, 2021	$4,299	$117	$8,943	$1,770	$487	$337	$439	$20	$742	$17,154

During the three months ended March 31, 2022, the Company recorded provision expense for the residential real estate loans, construction real estate loans and home equity loans and lines of credit due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the commercial real estate loans, commercial loans, obligations of states and political subdivisions, auto loans and other loan segments due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

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

During the six months ended March 31, 2022, the Company recorded provision expense for the residential real estate loans, construction real estate loans and the commercial real estate loans segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the commercial loans, obligations of states and political subdivisions, home equity loans and lines of credit and auto loans segments due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

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

The Company is closely monitoring all customer credit positions, particularly loans requesting payment relief.  Such loans, as of March 31, 2022, amounted to approximately 0.7% of total loans outstanding, including $8.6 million in commercial real estate loans and $368,000 in commercial loans.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn, may require  increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2022 and September 30, 2021 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$14	$-	$-	$57	$-	$-	$-	$-	$-	$71
Collectively evaluated for impairment	4,389	245	10,550	766	246	310	89	20	1,522	18,137
ALL balance at March 31, 2022	$4,403	$245	$10,550	$823	$246	$310	$89	$20	$1,522	$18,208
Individually evaluated for impairment	$17	$-	$14	$397	$-	$-	$-	$-	$-	$428
Collectively evaluated for impairment	4,097	187	10,456	644	393	318	232	21	1,337	17,685
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113

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

There following is a summary of troubled debt restructuring granted during the three and six months ended March 31, 2022 and 2021(dollars in thousands):

For the Three Months Ended March 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$88	$88
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	$2	$88	$88

For the Three Months Ended March 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$75	$75
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$75	$75

For the Six Months Ended March 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$88	$88
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	2	$88	$88

For the Six Months Ended March 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$75	$75
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$75	$75

For the three and six months ended March 31, 2022 and 2021, no loans defaulted on a restructuring agreement within one year of modification.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2022	September 30, 2021
Non-interest bearing demand accounts	$291,676	$257,747
Interest bearing demand accounts	545,241	551,168
Money market accounts	417,801	428,272
Savings and club accounts	197,936	189,004
Certificates of deposit	168,252	209,924
Total	$1,620,906	$1,636,115

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and six month periods ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Service Cost	$-	$-	$-	$-
Interest Cost	131	113	256	225
Expected return on plan assets	(339)	(289)	(672)	(578)
Partial settlement	83	-	221	-
Amortization of net loss from earlier periods	1	111	2	111
Net periodic benefit income	$(124)	$(65)	$(193)	$(242)

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

Restricted stock shares outstanding at March 31, 2022 vest over periods ranging from 6 to 42 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

 For the three months ended March 31, 2022 and 2021, the Company recorded $93,000 and $94,000 of share-based compensation expense, respectively, comprised of restricted stock expense. For the six months ended March 31, 2022 and 2021, the Company recorded $355,000 and $326,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at March 31, 2022 is $712,000 over the remaining vesting period of 3.50 years.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2022, and changes therein during the three and six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2021	42,116	$13.99
Granted	33,580	16.46
Vested	(10,617)	16.40
Forfeited	(5,451)	14.91
Nonvested at March 31, 2022	59,628	$14.87

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of March 31, 2022 and September 30, 2021 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	March 31, 2022
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$72,287	$-	$72,287
Obligations of states and political subdivisions	-	11,404	-	11,404
U.S. government treasury securities	-	-	-	-
Corporate obligations	-	58,980	10,762	69,742
Other debt securities	-	9,934	-	9,934
Total debt securities	$-	$152,605	$10,762	$163,367
Equity securities- financial services	33	-	-	33
Derivatives and hedging activities	-	14,597	-	14,597
Liabilities
Derivatives and hedging activities	-	4,445	-	4,445

	September 30, 2021
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$55,068	$-	$55,068
Obligations of states and political subdivisions	-	13,246	-	13,246
U.S. government treasury securities	-	99,997	-	99,997
U.S. government agencies	-	2,002	-	2,002
Corporate obligations	-	47,505	11,112	58,617
Other debt securities	-	11,651	-	11,651
Total debt securities	$-	$229,469	$11,112	$240,581
Equity securities-financial services	32	-	-	32
Derivatives and hedging activities	-	2,554	-	2,554
Liabilities:
Derivatives and hedging activities	-	1,755	-	1,755

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended March 31, 2022 and 2021 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	March 31, 2022	March 31, 2021
Beginning balance	$10,937	$5,388
Purchases, sales, issuances, settlements, net	(500)	(750)
Total unrealized (loss) gain:
Included in earnings	-	-
Included in other comprehensive (loss) income	(175)	40
Transfers in and/or out of Level III	500	-
	$10,762	$4,678

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six Months Ended
	March 31, 2022	March 31, 2021
Beginning balance	$11,112	$8,260
Purchases, sales, issuances, settlements, net	(500)	(3,750)
Total unrealized gain (loss):
Included in earnings	-	-
Included in other comprehensive (loss) income	(350)	168
Transfers in and/or out of Level III	500	-
	$10,762	$4,678

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of March 31, 2022 and September 30, 2021 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	March 31, 2022
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$85	$85
Impaired loans	-	-	4,284	4,284

	September 30, 2021
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$461	$461
Impaired loans	-	-	15,122	15,122

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
March 31, 2022
Impaired loans	$4,284	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (22.1%)
Foreclosed real estate owned	85	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (27.2%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2021
Impaired loans	$15,122	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (24.1%)
Foreclosed real estate owned	461	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (20.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2022, 53 impaired loans with a carrying value of $4.4 million were reduced by specific valuation allowance totaling $71,000 resulting in a net fair value of $4.3 million based on Level 3 inputs. At September 30, 2021, 76 impaired loans with a carrying value of $15.6 million were reduced by a specific valuation totaling $428,000 resulting in a net fair value of $15.1 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the consolidated Balance Sheet at March 31, 2022 and September 30, 2021 by level within the fair value hierarchy:

	March 31, 2022
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$60,374	$-	$-	$53,878	$53,878
Loans receivable, net	1,340,317	-	-	1,317,071	1,317,071
Mortgage servicing rights	820	-	-	1,340	1,340
Financial liabilities:
Deposits	$1,620,906	$1,452,654	$-	$155,640	$1,608,294

	September 30, 2021
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$21,483	$-	$-	$21,249	$21,249
Loans receivable, net	1,340,853	-	-	1,353,420	1,353,420
Mortgage servicing rights	763	-	-	998	998
Financial liabilities:
Deposits	$1,636,115	$1,426,191	$-	$209,660	$1,635,851

11.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six month periods ended March 31, 2022 and 2021 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at December 31, 2021	$(1,034)	$1,119	$2,504	$2,589
Other comprehensive (loss) income before reclassifications	(54)	(4,153)	5,392	1,185
Amounts reclassified from accumulated other comprehensive income (loss)	66	-	131	197
Period change	12	(4,153)	5,523	1,382
Balance at March 31, 2022	$(1,022)	$(3,034)	$8,027	$3,971
Balance at December 31, 2020	$(3,432)	$2,993	$(2,858)	$(3,297)
Other comprehensive (loss) income before reclassifications	-	(510)	2,936	2,426
Amounts reclassified from accumulated other comprehensive (loss) income	(87)	(329)	509	93
Period change	(87)	(839)	3,445	2,519
Balance at March 31, 2021	$(3,519)	$2,154	$587	$(778)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682
Other comprehensive income (loss) before reclassifications	710	(4,996)	7,082	2,796
Amounts reclassified from accumulated other comprehensive income (loss)	175	—	318	493
Period change	885	(4,996)	7,400	3,289
Balance at March 31, 2022	$(1,022)	$(3,034)	$8,027	$3,971
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)
Other comprehensive income (loss) before reclassifications	—	(684)	3,342	2,658
Amounts reclassified from accumulated other comprehensive income (loss)	(87)	(329)	1,036	620
Period change	(87)	(1,013)	4,378	3,278
Balance at March 31, 2021	$(3,519)	$2,154	$587	$(778)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six month periods ended March 31, 2022 and 2021 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2022	2021
Securities available for sale
Net securities gains reclassified into earnings	$-	$417	Gain on sale of investment securities available for sale, net
Related income tax expense	-	(88)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	329
Defined benefit pension plan
Amortization of net gain and prior service costs	(84)	111	Compensation and employee benefits
Related income tax expense	18	(24)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(66)	87
Derivatives and hedging activities:
Interest expense, effective portion	(166)	(644)	Interest expense
Related income tax expense	35	135	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(131)	(509)
Total reclassification for the period	$(197)	$(93)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2022	2021
Securities available for sale:
Net securities gains reclassified into earnings	$-	$417	Gain on sale of investment securities available for sale, net
Related income tax expense	-	(88)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	329	Net of tax
Defined benefit pension plan
Amortization of net (loss) gain and prior service costs	(223)	111
Related income tax expense	48	(24)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(175)	87
Derivative and hedging activities:
Interest expense, effective portion	(402)	(1,311)	Interest expense
Related income tax expense	84	275	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(318)	(1,036)
Total reclassification for the period	$(493)	$(620)

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2022 and September 30, 2021 (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of March 31, 2022			As of September 30, 2021
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Brokered Deposits	$225,000	Other Assets	$10,162	$175,000	Other Assets	$1,247
Commercial Loans	72,239	Other Assets	4,435	71,326	Other Assets	1,307
Total	$297,239		$14,597	$246,326		$2,554

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of March 31, 2022			As of September 30, 2021
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Brokered Deposits	$-	Other Liabilities	$-	$60,000	Other Liabilities	$452
Commercial Loans	104,606	Other Liabilities	4,445	103,831	Other Liabilities	1,303
Total	$104,606		$4,445	$163,831		$1,755

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of March 31, 2022, the Company had ten interest rate swaps with a notional principal amount of $225.0 million associated with the Company’s cash outflows associated with various brokered certificates and $176.8 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended March 31, 2022 and 2021.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended March 31, 2022 and 2021, the Company had $166,000 and $644,000 of losses respectively, which resulted in an increase to interest expense.  During the six months ended March 31, 2022 and 2021, the Company had $402,000 and $1.3 million of losses respectively, which resulted in an increase to interest expense.  During the next twelve months, the Company estimates that $3.0 million will be reclassified as an decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three and six month periods ended March 31, 2022 and 2021 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
Interest Rate Products	$6,992	$4,363	Interest expense	$(166)	$(644)
Total	$6,992	$4,363		$(166)	$(644)
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Loss Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,
	2022	2021		2022	2021
Interest Rate Products	$9,367	$5,546	Interest expense	$(402)	$(1,311)
Total	$9,367	$5,546		$(402)	$(1,311)

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

As of March 31, 2022, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements.  As of September 30, 2021, the Company was required to post $640,000 in collateral against its obligations under these agreements.  If the Company had breached any of these provisions at March 31, 2022 and September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.
13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who sought to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  In an order dated November 24, 2020, the court referred the case to a Magistrate Judge to assist in mediation efforts.  The case was stayed while the parties explored the potential for a negotiated resolution. The parties engaged in mediation but did not resolve the matter.  The parties are now in the discovery process.  The Bank will continue to defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

(in thousands)		March 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,325
Total Lease Right-Of-Use Assets		$6,325

(in thousands)		March 31, 2022
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,501
Total Lease Liabilities		$6,501

(in thousands)		September 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,222
Total Lease Right-Of-Use Assets		$6,222

(in thousands)		September 30, 2021
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,370
Total Lease Liabilities		$6,370

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

March 31, 2022
Weighted average remaining lease term
Operating leases	12.6 years
Weighted average discount rate
Operating leases	2.37%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended March 31, 2022
Operating lease cost	$240
Variable lease cost	101
Net lease cost	$341
Lease Costs (in thousands)	Three Months Ended March 31, 2021
Operating lease cost	$264
Variable lease cost	79
Net lease cost	$343
Lease Costs (in thousands)	Six Months Ended March 31,2022
Operating lease cost	$501
Variable lease cost	180
Net lease cost	$681
Lease Costs (in thousands)	Six Months Ended March 31,2021
Operating lease cost	$527
Variable lease cost	143
Net lease cost	$670

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
March 31, 2023	$838
March 31, 2024	802
March 31, 2025	564
March 31, 2026	512
March 31, 2027	454
Thereafter	4,286
Total future minimum lease payments	7,456
Amounts representing interest	955
Present Value of Net Future Minimum Lease Payments	$6,501

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2022 and September 30, 2021

Total Assets. Total assets increased by $4.1 million, or 0.2%, to $1.87 billion at March 31, 2022 from $1.86 billion at September 30, 2021 due primarily to increases in cash and due from banks and investments securities held to maturity partially offset by decreases in investment securities available for sale. At the onset of the pandemic, the Company moved quickly to build its liquidity as an offset to the economic uncertainty caused by the resulting economic slowdown.   The Company has and will continue to maintain a strong liquidity position against the changing economic forecasts through daily monitoring.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $31.3 million, or 19.7%, to $190.2 million at March 31, 2022 from $158.9 million at September 30, 2021. Decreases in investment securities available for sale outstanding accounted for the majority of the increase. The Company built the majority of its cash position in the fiscal second quarter of 2020 and has maintained that position through the first quarter of fiscal 2022 to remain prepared for ongoing economic uncertainties.

Net Loans. Net loans decreased $536,000, or 0.04%, to $1.34 billion during the six month period ended March 31, 2022. During this period, residential loans increased $7.7 million to $588.0 million, construction loans increased $4.3 million to $18.3 million, commercial real estate loans increased $32.1 million to $623.2 million, commercial loans decreased $16.8 million to $46.7 million partially due to the repayment and forgiveness of $17.2 million in PPP loans carried in the commercial loan portfolio, obligations of states and political subdivisions decreased $21.0 million to $35.2 million, home equity loans and lines of credit decreased $147,000 to $38.3 million, auto loans decreased $6.4 million to $7.5 million reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $110,000 to $1.5 million. The Company sold $13.6 million in residential mortgage loans to the Federal Home Loan Bank of Pittsburgh during the six month period ended March 31, 2022, recording gains on the sale of these loans in noninterest income.

Investment Securities Available for Sale. Investment securities available for sale decreased $77.2 million, or 32.1%, to $163.4 million at March 31, 2022 from $240.6 million at September 30, 2021 due primarily to the maturity of securities in the portfolio.  The Company has continued to maintain a liquid position in cash and cash equivalents and has limited its investment purchases.

Investment Securities Held to Maturity. Investment securities held to maturity increased to $60.4 million at March 31, 2022 from $21.5 million at September 30, 2021. The Company carries some investment as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Deposits. Deposits decreased $15.2 million, or 0.9%, to $1.62 billion at March 31, 2022 from $1.64 billion at September 30, 2021. Decreases in interest bearing demand accounts of $5.9 million, money market accounts of $10.4 million and certificates of deposit of $41.7 million were offset in part by increases in savings and club accounts of $8.9 million and non-interest bearing demand accounts of $33.93 million. The overall decrease in certificates of deposit reflected a decrease in brokered certificates of $15.0 million.

Stockholders’ Equity. Stockholders’ equity increased by $10.9 million, or 5.4%, to $212.7 million at March 31, 2022 from $201.8 million at September 30, 2021. The increase in stockholders’ equity was primarily due to net income of $9.2 million and other comprehensive income of $3.3 million partially offset by regular cash dividends of $0.24 per share which reduced stockholders’ equity by $2.3 million. Unrealized losses due to rising interest rates in the Company’s available for sale investment portfolio were more than offset by unrealized gains in the Company’s derivative balance sheet hedges.

Average Balance Sheets for the Three and Six Months Ended March 31, 2022 and 2021

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,349,160	$13,590	4.09%	$1,390,803	$13,671	3.99%
Investment Securities
Taxable(2)	87,848	647	2.99%	71,378	524	2.98%
Exempt from federal income tax(2)(3)	3,665	19	2.66%	8,453	40	2.43%
Total investment securities	91,513	666	2.97%	79,831	564	2.92%
Mortgage-backed securities	125,876	522	1.68%	90,451	358	1.61%
Federal Home Loan Bank stock	4,920	55	4.53%	3,576	36	4.08%
Other	195,327	75	0.16%	225,368	34	0.06%
Total interest-earning assets	1,766,796	14,908		1,790,029	14,663
Allowance for loan losses	(18,217)		3.42%	(16,515)		3.32%
Noninterest-earning assets	111,894			121,245
Total assets	$1,860,473			$1,894,759
Interest-bearing liabilities:
NOW accounts	$304,924	$43	0.06%	$249,393	$74	0.12%
Money market accounts	434,417	139	0.13%	400,677	172	0.17%
Savings and club accounts	196,363	25	0.05%	175,667	23	0.05%
Certificates of deposit	408,759	486	0.48%	570,746	1,320	0.94%
Borrowed funds	—	—	—	8,770	43	1.94%
Total interest-bearing liabilities	1,344,463	693	0.21%	1,405,253	1,632	0.47%
Non-interest-bearing NOW accounts	275,696			260,430
Non-interest-bearing liabilities	29,157			31,065
Total liabilities	1,649,316			1,696,748
Equity	211,157			198,011
Total liabilities and equity	$1,860,473			$1,894,759
Net interest income		$14,215			$13,031
Interest rate spread			3.21%			2.85%
Net interest-earning assets	$422,333			$384,776
Net interest margin(4)			3.26%			2.95%
Average interest-earning assets to average interest-bearing liabilities		131.41%			127.38%

	For the Six Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,356,354	$26,849	3.97%	$1,405,075	$27,431	3.92%
Investment Securities
Taxable(2)	110,003	1,244	2.27%	82,972	1,157	2.80%
Exempt from federal income tax(2)(3)	3,810	38	2.53%	8,464	81	2.43%
Total investment securities	113,813	1,282	2.28%	91,436	1,238	2.76%
Mortgage-backed securities	112,551	936	1.67%	95,261	722	1.52%
Federal Home Loan Bank stock	4,814	109	4.54%	4,502	114	5.08%
Other	182,892	140	0.15%	201,712	71	0.07%
Total interest-earning assets	1,770,424	29,316	3.32%	1,797,986	29,576	3.30%
Allowance for loan losses	(18,194)			(16,096)
Noninterest-earning assets	113,615			120,191
Total assets	$1,865,845			$1,902,081
Interest-bearing liabilities:
Interest bearing demand accounts	$305,182	$78	0.05%	$255,210	$171	0.13%
Money market accounts	442,163	280	0.13%	406,529	373	0.18%
Savings and club accounts	194,237	51	0.05%	169,736	44	0.05%
Certificates of deposit	415,813	1,130	0.54%	553,383	2,773	1.00%
Borrowed funds	—	—	—	36,620	271	1.48%
Total interest-bearing liabilities	1,357,395	1,539	0.23%	1,421,478	3,632	0.51%
Non-interest-bearing NOW accounts	273,203			253,887
Non-interest-bearing liabilities	26,905			30,658
Total liabilities	1,657,503			1,706,023
Equity	208,342			196,058
Total liabilities and equity	$1,865,845			$1,902,081
Net interest income		$27,777			$25,944
Interest rate spread			3.09%			2.79%
Net interest-earning assets	$413,029			$376,508
Net interest margin(4)			3.15%			2.89%
Average interest-earning assets to average interest-bearing liabilities		130.43%			126.49%

_____________________

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended March 31, 2022 and 2021.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

Net Income. Net income increased $252,000, or 5.8%, to $4.6 million for the three months ended March 31, 2022 compared to net income of $4.3 million for the comparable period in 2021. The increase was primarily due to an increase in net interest income and a decline in the provision for loan losses partially offset by an increase in income tax provision and a decrease in non-interest income.

Net Interest Income. Net interest income increased $1.2 million, or 9.1%, to $14.2 million for the three months ended March 31, 2022 compared to $13.0 million for the comparable period in 2021.

Interest Income. Total interest income was $14.9 million for the three months ended March 31, 2022 compared with $14.7 million for the three months ended March 31, 2021 reflecting an increase in interest rates and total yield on average interest earning assets from 3.32% for the quarter ended March 31, 2021 to 3.42% for the quarter ended March 31, 2022. A decline of $23.2 million in average interest earning assets partially offset the increase in interest income.

Interest Expense. Interest expense was $639,000 for the quarter ended March 31, 2022 compared to $1.6 million for the same period in 2021. The cost of interest-bearing liabilities declined to 0.21% in the quarter ended March 31, 2022 from 0.47% a year earlier, reflecting lower interest rates, timely repricing of deposits and roll-off of higher-cost borrowings. Average interest-bearing liabilities decreased $60.8 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made no provision for loan losses for the three month period ended March 31, 2022 compared to $900,000 for the three month period ended March 31, 2021. The allowance for loan losses was $18.2 million, or 1.34% of loans outstanding, at March 31, 2022, compared to $18.1 million, or 1.33% of loans outstanding, at September 30, 2021.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income decreased 44.5% to $2.0 million for the three months ended March 31, 2022, compared with $3.5 million for the three months ended March 31, 2021. Decreases in loan swap fees of $408,000, earnings on bank-owned life insurance of $4,000, other income of $50,000, gain on sale of investments, net of $417,000 and gains on sales of residential mortgages of $649,000 were partially offset by an increase in trust and investment fees of $75,000 in the quarter ended March 31, 2022 compared with the comparable period in 2021.

Non-interest Expense. Noninterest expense decreased $37,000 or 0.4% to $10.4 million for the three months ended March 31, 2022 compared with the comparable period a year earlier primarily reflecting increases in professional fees of $221,000, occupancy and equipment of $44,000, data processing of $12,000 and advertising of $128,000 which were partially offset by decreases in Federal Deposit Insurance Corporation premiums of $161,000, compensation and employee benefits of $67,000 and gains on foreclosed real estate of $3,000.

Income Taxes. Income tax expense increased $306,000 to $1.2 million for the three months ended March 31, 2022 from $871,000 for the comparable 2021 period. The effective tax rate for the three months ended March 31, 2022 was 20.4% compared to 16.7% for the 2021 period.

Comparison of Operating Results for the Six Months Ended March 31, 2022 and March 31, 2021

Net Income. Net income increased $730,000, or 8.6%, to $9.2 million for the six months ended March 31, 2022 compared to net income of $8.5 million for the comparable period in 2021. The increase was primarily due to an increase in net interest income and a decline in the provision for loan losses partially offset by the income tax provision and a decrease in non-interest income.

Net Interest Income. Net interest income increased $1.8 million, or 7.1%, to $27.8 million for the six months ended March 31, 2022 compared to $25.9 million for the comparable period in 2021.

Interest Income. Total interest income was $29.3 million for the six months ended March 31, 2022 compared with $29.6 million for the six months ended March 31, 2021 reflecting a decline of $27.6 million in average interest earning assets partially offset by an increase in the total yield on average interest earning assets from 3.30% for the quarter ended March 31, 2021 to 3.32% for the quarter ended March 31, 2022.

Interest Expense. Interest expense was $1.5 million for the six months ended March 31, 2022 compared to $3.6 million for the same period in 2021. The cost of interest-bearing liabilities declined to 0.23% in the six months ended March 31, 2022 from 0.51% a year earlier, reflecting lower interest rates, timely repricing of deposits and roll-off of higher-cost borrowings. Average interest-bearing liabilities decreased $64.1 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made no provision for loan losses for the six month period ended March 31, 2022 compared to $1.8 million for the six month period ended March 31, 2021. The allowance for loan losses was $18.2 million, or 1.34% of loans outstanding, at March 31, 2022, compared to $18.1 million, or 1.33% of loans outstanding, at September 30, 2021.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income decreased 35.6% to $4.3 million for the six months ended March 31, 2022, compared with $6.7 million for the six months ended March 31, 2021. Decreases in loan swap fees of $472,000, earnings on bank-owned life insurance of $154,000, other income of $98,000, gain on sale of investments, net of $417,000 and gains on sales of residential mortgages of $1.2 million were partially offset by an increase in trust and investment fees of $170,000 in the quarter ended March 31, 2022 compared with the comparable period in 2021.

Non-interest Expense. Noninterest expense increased $89,000 or 0.4% to $20.7 million for the six months ended March 31, 2022 compared with $20.6 million for the comparable period a year earlier primarily reflecting increases in professional fees of $383,000, occupancy and equipment of $71,000, advertising of $120,000 and data processing of $110,000 which were partially offset by decreases in Federal Deposit Insurance Corporation premiums of $270,000, compensation and employee benefits of $129,000, gains on foreclosed real estate of $15,000 and other expenses of $178,000.

Income Taxes. Income tax expense increased $445,000 to $2.2 million for the six months ended March 31, 2022 from $1.7 million for the comparable 2021 period. The effective tax rate for the six months ended March 31, 2022 was 18.9% compared to 16.7% for the 2021 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	March 31, 2022	September 30, 2021
Non-performing assets:
Non-accruing loans	$8,183	$15,864
Non-accruing purchased credit impaired loans	1	3
Total non-performing loans	8,184	15,867
Foreclosed real estate	85	461
Total non-performing assets	$8,269	$16,328
Ratio of non-performing loans to total loans	0.60%	1.17%
Ratio of non-performing loans to total assets	0.44%	0.85%
Ratio of non-performing assets to total assets	0.44%	0.88%
Ratio of allowance for loan losses to total loans	1.34%	1.33%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $8.1 million from September 30, 2021 to March 31, 2022. The primary reason for the decrease in nonperforming assets at March 31, 2022 as compared to September 30, 2021 was the repayment of two non-performing commercial loan relationships.  The $8.2 million of non-accruing loans at March 31, 2022 included 25 residential loans with an aggregate outstanding balance of $1.8 million,180 commercial and commercial real estate loans with aggregate outstanding balances of $5.9 million and 27 consumer loans with aggregate balances of $436,000. Within the residential loan balance were $609,000 of loans past due less than 90 days. In the quarter ended March 31, 2022, the Company identified eight residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $376,000 to $85,000 at March 31, 2022. Foreclosed real estate consists of four residential properties.

At March 31, 2022, the principal balance of troubled debt restructures (“TDRs”) was $2.7 million compared to $9.7 million at September 30, 2021. Of the $2.7 million of troubled debt restructures at March 31, 2022 $2.5 million are non-accrual loans.

As of March 31, 2022, TDRs were comprised of nine residential loans totaling $962,000, six commercial and commercial real estate loans totaling $1.7 million and four consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $48,000.

For the six month period ended March 31, 2022, four loans were removed from TDR status due to completion of one year of consecutive on time payments and one was removed for paying off.

The Company continues to closely monitor all customer credit positions, particularly loans requesting payment relief.  As of March 31, 2022, three of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $9.0 million.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered  TDRs unless the borrower was previously experiencing financial difficulty.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments. This, in turn may require increases in our allowance for loan losses and increases in the level of chargeoffs in our loan portfolio.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2022, $190.2 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of March 31, 2022, we had no borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $731.9 million.

At March 31, 2022, we had $423.4 million in loan commitments outstanding, which included, in part, $198.5 million in undisbursed construction loans and land development loans, $51.5 million in unused home equity lines of credit, $128.4 million in commercial lines of credit and commitments to originate commercial loans, $14.7 million in performance standby letters of credit and $30.3 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2022 totaled $115.2 million, or 68.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2023. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8.5 million and $8.4 million for the six months ended March 31, 2022 and 2021, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $32.8 million and $77.4 million for the six months ended March 31, 2022 and 2021, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash (used for) provided by, of $(10.0) million and $69.2 million for the six months ended March 31, 2022 and 2021, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2022 or 2021.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2022 or 2021.

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

The Bank was named as a defendant in an action commenced on December 8, 2016 by one plaintiff who sought to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiff alleges that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the Bank’s motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Bank, and remanded the case back to the district court in order to continue the litigation. The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  In an order dated November 24, 2020, the court referred the case to a Magistrate Judge to assist in mediation efforts.  The case was stayed while the parties explored the potential for a negotiated resolution. The parties engaged in mediation but did not resolve the matter.  The parties are now in the discovery process.  The Bank will continue to defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

ESSA BANCORP, INC.

Date: May 16, 2022	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 16, 2022	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer