Form 10-Q
period 2022-06-30
ESSA Bancorp, Inc.
filed 2022-08-12
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 10,384,349 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	September 30,
	2022	2021
	(dollars in thousands)
ASSETS
Cash and due from banks	$67,553	$146,841
Interest-bearing deposits with other institutions	15,568	12,105
Total cash and cash equivalents	83,121	158,946
Investment securities available for sale, at fair value	200,882	240,581
Investment securities held to maturity, at amortized cost	58,792	21,483
Loans held for sale	—	381
Loans receivable (net of allowance for loan losses of $18,334 and $18,113)	1,380,164	1,340,853
Regulatory stock, at cost	14,004	4,651
Premises and equipment, net	13,211	13,605
Bank-owned life insurance	38,048	37,481
Foreclosed real estate	75	461
Intangible assets, net	329	520
Goodwill	13,801	13,801
Deferred income taxes	4,347	4,613
Other assets	39,615	24,060
TOTAL ASSETS	$1,846,389	$1,861,436
LIABILITIES
Deposits	$1,371,325	$1,636,115
Short-term borrowings	225,000	—
Advances by borrowers for taxes and insurance	14,308	4,949
Other liabilities	22,493	18,550
TOTAL LIABILITIES	1,633,126	1,659,614
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,470,741 and 10,461,443 outstanding at June 30, 2022 and September 30, 2021, respectively)	181	181
Additional paid in capital	181,984	181,659
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(6,575)	(6,915)
Retained earnings	134,767	124,342
Treasury stock, at cost; 7,662,354 and 7,671,652 shares outstanding at June 30, 2022 and September 30, 2021, respectively	(98,071)	(98,127)
Accumulated other comprehensive income	977	682
TOTAL STOCKHOLDERS’ EQUITY	213,263	201,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,846,389	$1,861,436

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$13,615	$13,378	$40,464	$40,808
Investment securities:
Taxable	1,542	894	3,722	2,773
Exempt from federal income tax	12	40	50	121
Other investment income	330	91	579	276
Total interest income	15,499	14,403	44,815	43,978
INTEREST EXPENSE
Deposits	506	1,251	2,045	4,612
Short-term borrowings	35	—	35	209
Other borrowings	—	—	—	62
Total interest expense	541	1,251	2,080	4,883
NET INTEREST INCOME	14,958	13,152	42,735	39,095
Provision for loan losses	—	600	—	2,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,958	12,552	42,735	36,695
NONINTEREST INCOME
Service fees on deposit accounts	783	781	2,301	2,305
Services charges and fees on loans	571	450	1,399	1,367
Loan swap fees	58	1	207	622
Unrealized gain on equity securities, net	4	4	5	15
Trust and investment fees	386	398	1,232	1,074
Gain on sale of investment securities available for sale, net	—	42	—	459
Gain on sale of loans, net	—	250	239	1,737
Earnings on bank-owned life insurance	187	191	567	725
Insurance commissions	145	158	433	492
Other	12	18	43	147
Total noninterest income	2,146	2,293	6,426	8,943
NONINTEREST EXPENSE
Compensation and employee benefits	6,456	6,315	19,095	19,083
Occupancy and equipment	1,113	1,060	3,381	3,257
Professional fees	759	526	2,199	1,583
Data processing	1,207	1,169	3,538	3,390
Advertising	254	218	627	471
Federal Deposit Insurance Corporation (FDIC) premiums	148	280	432	834
Gain on foreclosed real estate	(60)	(534)	(180)	(639)
Amortization of intangible assets	59	69	191	204
Other	823	915	2,178	2,448
Total noninterest expense	10,759	10,018	31,461	30,631
Income before income taxes	6,345	4,827	17,700	15,007
Income taxes	1,306	801	3,456	2,506
NET INCOME	$5,039	$4,026	$14,244	$12,501
Earnings per share
Basic	$0.51	$0.41	$1.46	$1.25
Diluted	$0.51	$0.41	$1.46	$1.25
Dividends per share	$0.15	$0.12	$0.39	$0.35

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net income	$5,039	$4,026	$14,244	$12,501
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains	(5,221)	429	(11,545)	(440)
Tax effect	1,096	(90)	2,424	95
Reclassification of gains recognized in net income	-	(42)	-	(459)
Tax effect	-	8	-	96
Net of tax amount	(4,125)	305	(9,121)	(708)
Pension plan:
Changes in unrealized holding (losses) gains	(442)	-	455	-
Tax effect	92	-	(96)	-
Reclassification of items recognized in net income	20	(56)	243	(166)
Tax effect	(3)	12	(51)	35
Net of tax amount	(333)	(44)	551	(131)
Derivative and hedging activities adjustments:
Changes in unrealized holding gains (loss) on derivatives included in net income	2,076	(590)	11,042	3,645
Tax effect	(436)	127	(2,319)	(766)
Reclassification adjustment for (gains) losses on derivatives included in net income	(222)	434	180	1,745
Tax effect	46	(91)	(38)	(366)
Net of tax amount	1,464	(120)	8,865	4,258
Total other comprehensive (loss) income	(2,994)	141	295	3,419
Comprehensive income	$2,045	$4,167	$14,539	$15,920

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Unallocated						Accumulated
	Common Stock			Additional		Common						Other	Total
	Number of			Paid In		Stock Held by		Retained		Treasury		Comprehensive	Stockholders’
	Shares	Amount		Capital		the ESOP		Earnings		Stock		(Loss) Income	Equity
	(dollars in thousands except share data)
Balance, March 31, 2021	10,731,235	$181		$181,353		$(7,132)		$118,769		$(93,785)		$(778)	$198,608
Net income								4,026					4,026
Other comprehensive income												141	141
Cash dividends declared ($0.12 per share)								(1,192)					(1,192)
Stock based compensation				95									95
Allocation of ESOP stock				52		113							165
Purchase of common stock	(160,699)									(2,591)			(2,591)
Balance, June 30, 2021	10,570,536	$181		$181,500		$(7,019)		$121,603		$(96,376)		$(637)	$199,252

						Unallocated						Accumulated
	Common Stock			Additional		Common						Other	Total
	Number of			Paid In		Stock Held by		Retained		Treasury		Comprehensive	Stockholders’
	Shares	Amount		Capital		the ESOP		Earnings		Stock		Income(Loss)	Equity
	(dollars in thousands except share data)
Balance, March 31, 2022	10,489,391	$181	$	$181,816	$	$(6,689)	$	$131,201	$	$(97,767)	$	$3,971	$212,713
Net income								5,039					5,039
Other comprehensive loss												(2,994)	(2,994)
Cash dividends declared ($0.15 per share)								(1,473)					(1,473)
Stock based compensation				72									72
Allocation of ESOP stock				75		114							189
Allocation of treasury shares to incentive plan	(1,595)			21						(20)			1
Purchase of common stock	(17,055)									(284)			(284)
Balance, June 30, 2022	10,470,741	$181		$181,984		$(6,575)		$134,767		$(98,071)		$977	$213,263

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	(Loss) Income	Equity
	(dollars in thousands except share data)
Balance, September 30, 2020	10,876,869	$181	$181,487	$(7,350)	$112,612	$(91,477)	$(4,056)	$191,397
Net Income					12,501			12,501
Other comprehensive income							3,419	3,419
Cash dividends declared ($0.35 per share)					(3,510)			(3,510)
Stock based compensation			421					421
Allocation of ESOP stock			142	331				473
Allocation of treasury shares to incentive plan	43,582		(550)			550		—
Purchase of common stock	(349,915)					(5,449)		(5,449)
Balance, June 30, 2021	10,570,536	$181	$181,500	$(7,019)	$121,603	$(96,376)	$(637)	$199,252

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, September 30, 2021	10,461,443	$181	$181,659	$(6,915)	$124,342	$(98,127)	$682	$201,822
Net income					14,244			14,244
Other comprehensive income							295	295
Cash dividends declared ($0.39 per share)					(3,819)			(3,819)
Stock based compensation			427					427
Allocation of ESOP stock			240	340				580
Allocation of treasury shares to incentive plan	26,353		(342)			340		(2)
Purchase of common stock	(17,055)					(284)		(284)
Balance, June 30, 2022	10,470,741	$181	$181,984	$(6,575)	$134,767	$(98,071)	$977	$213,263

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2022	2021
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$14,244	$12,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	2,400
Provision for depreciation and amortization	803	790
Amortization and accretion of discounts and premiums, net	(457)	(771)
Net gain on sale of investment securities, available for sale	-	(459)
Realized and unrealized gain on equity securities	(5)	(15)
Gain on sale of loans, net	(239)	(1,737)
Origination of residential real estate loans for sale	(12,932)	(52,552)
Proceeds on sale of residential real estate loans	13,552	52,916
Compensation expense on ESOP	580	473
Amortization of right-of-use asset	617	669
Stock based compensation	427	421
(Increase) decrease in accrued interest receivable	(63)	1,684
Decrease in accrued interest payable	(4)	(487)
Earnings on bank-owned life insurance	(567)	(605)
Deferred federal income taxes	185	1,210
Decrease in accrued pension	(327)	(529)
Gain on foreclosed real estate, net	(180)	(639)
Amortization of intangible assets	191	204
Other, net	105	(1,394)
Net cash provided by operating activities	15,930	14,080
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	-	19,673
Proceeds from principal repayments and maturities	119,997	77,413
Purchases	(92,423)	(34,104)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	3,963	222
Purchases	(41,272)	(18,204)
(Increase) decrease in loans receivable, net	(38,318)	48,394
Redemption of regulatory stock	389	6,007
Purchase of regulatory stock	(9,742)	(2,803)
Proceeds from sale of foreclosed real estate	620	766
Purchase of premises, equipment and software	(425)	(545)
Net cash (used for) provided by investing activities	(57,211)	96,819
FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(264,790)	46,376
Net increase (decrease) in short-term borrowings	225,000	(111,713)
Repayment of other borrowings	-	(14,164)
Increase in advances by borrowers for taxes and insurance	9,359	7,044
Purchase of common stock	(284)	(5,449)
Dividends on common stock	(3,819)	(3,510)
Net cash used for financing activities	(34,534)	(81,416)
(Decrease) increase in cash and cash equivalents	(75,815)	29,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	158,946	155,917
CASH AND CASH EQUIVALENTS AT END OF YEAR	$83,131	$185,400
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$2,084	$5,370
Income taxes	2,425	—
Noncash items:
Transfers from loans to foreclosed real estate	54	231
Initial recognition of Operating Right-of-Use Asset	671	—
Initial recognition of Operating Right-of-Use Liability	671	—
Death benefit receivable on BOLI	-	(3,865)
Unrealized holding losses	(11,545)	(899)

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

ESSACOR, Inc. is a Pennsylvania corporation that has been used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank and is currently inactive. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company wholly owned by ESSA Bank & Trust. ESSA Advisory Services, LLC is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short-term and long-term disability, dental, vision, and 401(k) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania corporation that provided investment advisory services to the general public and is currently inactive. Integrated Abstract Incorporated is a Pennsylvania corporation that provided title insurance services and is currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.
2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine month periods ended March 31, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(7,647,258)	(7,473,715)	(7,644,930)	(7,362,121)
Average unearned ESOP shares	(650,628)	(692,120)	(661,986)	(707,250)
Average unearned non-vested shares	(46,965)	(61,535)	(50,071)	(57,683)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,788,244	9,905,725	9,776,108	10,006,041
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	1,965	2,063	2,050	2,688
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,790,209	9,907,788	9,778,158	10,008,729

At June 30, 2022 there were 25,148 shares of nonvested stock outstanding at an average weighted price of $16.52 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2022 there were 23,312 shares of nonvested stock outstanding at an average weighted price of $16.15 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted the credit losses standard, the ASU is effective when they implement the credit losses standard. For entities that already have adopted the credit losses standard, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. For entities that have not yet adopted ASU 2016-13 as of November 26, 2019, the effective dates for ASU 2019-11 are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This amendment clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. It also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The amendments will be applied prospectively, with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are summarized as follows (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$57,074	$1	$(2,708)	$54,367
Freddie Mac	45,718	8	(1,874)	43,852
Governmental National Mortgage Association	4,661	1	(167)	4,495
Total mortgage-backed securities	107,453	10	(4,749)	102,714
Obligations of states and political subdivisions	10,820	7	(441)	10,386
U.S. government agency securities	9,541	—	(69)	9,472
Corporate obligations	72,863	44	(3,416)	69,491
Other debt securities	9,268	4	(453)	8,819
Total	$209,945	$65	$(9,128)	$200,882
Held to Maturity
Fannie Mae	$31,539	$-	$(3,611)	$27,928
Freddie Mac	24,816	-	(2,911)	21,905
Total mortgage-backed securities	56,355	-	(6,522)	49,833
U.S. government agency securities	2,437	-	(314)	2,123
Total	$58,792	$-	$(6,836)	$51,956

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$25,614	$766	$(30)	$26,350
Freddie Mac	21,240	574	(42)	21,772
Governmental National Mortgage Association	6,801	159	(14)	6,946
Total mortgage-backed securities	53,655	1,499	(86)	55,068
Obligations of states and political subdivisions	12,826	420	-	13,246
U.S. government agency securities	99,997	-	-	99,997
U.S. government treasury securities	1,998	4	-	2,002
Corporate obligations	58,130	940	(453)	58,617
Other debt securities	11,493	273	(115)	11,651
Total	$238,099	$3,136	$(654)	$240,581
Held to Maturity
Fannie Mae	11,738	-	(111)	11,627
Freddie Mac	9,745	-	(123)	9,622
Total	$21,483	$-	$(234)	$21,249

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended June 30, 2022 and 2021.

(in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net gains recognized during the period on equity securities	$4	$4
Less: Net gains recognized during the period on equity securities sold during the period	-	-
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$4	$4
(in thousands)	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Net gains recognized during the period on equity securities	$5	$15
Less: Net gains recognized during the period on equity securities sold during the period	-	-
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$5	$15

The amortized cost and fair value of debt securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,000	$5,967	$—	$—
Due after one year through five years	27,596	26,939	—	—
Due after five years through ten years	74,779	71,110	8,210	7,320
Due after ten years	101,570	96,866	50,582	44,636
Total	$209,945	$200,882	$58,792	$51,956

For the three and nine months ended June 30, 2022, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities. For the three months ended June 30, 2021, the Company realized gross gains of $90,000 and gross losses of $48,000 on proceeds from the sale on investment securities of $9.0 million.  For the nine months ended June 30, 2021, the Company realized gross gains of $507,000 and gross losses of $48,000 on proceeds from the sale on investment securities of $19.7 million.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2022
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	72	$75,817	$(5,888)	$6,107	$(431)	$81,924	$(6,319)
Freddie Mac	55	56,897	(4,531)	3,228	(254)	60,125	(4,785)
Governmental National Mortgage Association	12	2,847	(135)	1,586	(32)	4,433	(167)
U.S. government agency securities	4	11,595	(383)	-	-	11,595	(383)
Obligations of states and political subdivisions	11	9,878	(441)	-	-	9,878	(441)
Corporate obligations	79	55,231	(2,885)	7,777	(531)	63,008	(3,416)
Other debt securities	17	6,148	(360)	1,993	(93)	8,141	(453)
Total	250	$218,413	$(14,623)	$20,691	$(1,341)	$239,104	$(15,964)

	September 30, 2021
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$15,410	$(127)	$4,078	$(14)	$19,488	$(141)
Freddie Mac	12	14,466	(165)	—	—	14,466	(165)
Governmental National Mortgage Association	4	—	—	2,038	(14)	2,038	(14)
Corporate obligations	28	22,799	(397)	1,937	(56)	24,736	(453)
Other debt securities	8	—	—	2,348	(115)	2,348	(115)
Total	69	$52,675	$(689)	$10,401	$(199)	$63,076	$(888)

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

The Company reviews its position quarterly and has asserted that at June 30, 2022, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2022	September 30, 2021
Real estate loans:
Residential	$597,608	$580,313
Construction	19,775	14,013
Commercial	649,265	591,117
Commercial	42,712	63,500
Obligations of states and political subdivisions	40,466	56,164
Home equity loans and lines of credit	41,828	38,426
Auto loans	5,296	13,852
Other	1,548	1,581
	1,398,498	1,358,966
Less allowance for loan losses	18,334	18,113
Net loans	$1,380,164	$1,340,853

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

Included in commercial loans in the above table are 16 loans totaling $2.0 million originated by the Company under the PPP through the quarter ended June 30, 2022 compared to 180 loans totaling $22.6 million at September 30, 2021.  These loans mature in two or five years.

Purchased loans acquired in a business combination are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2022	September 30, 2021
	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence or Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$637	$939
Carrying amount	$587	$877

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
June 30, 2022
Real estate loans:
Residential	$597,608	$1,463	$-	$596,145
Construction	19,775	-	-	19,775
Commercial	649,265	5,516	587	643,162
Commercial	42,712	77	-	42,635
Obligations of states and political subdivisions	40,466	-	-	40,466
Home equity loans and lines of credit	41,828	282	-	41,546
Auto loans	5,296	7	-	5,289
Other	1,548	6	-	1,542
Total	$1,398,498	$7,351	$587	$1,390,560

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2021
Real estate loans:
Residential	$580,313	$2,646	$-	$577,667
Construction	14,013	-	-	14,013
Commercial	591,117	11,166	877	579,074
Commercial	63,500	1,355	-	62,145
Obligations of states and political sub divisions	56,164	-	-	56,164
Home equity loans and lines of credit	38,426	336	-	38,090
Auto loans	13,852	39	-	13,813
Other	1,581	8	-	1,573
Total	$1,358,966	$15,550	$877	$1,342,539

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2022
With no specific allowance recorded:
Real estate loans
Residential	$1,358	$2,218	$-
Construction	-	-	-
Commercial	1,707	2,279	-
Commercial	-	41	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	282	327	-
Auto loans	7	22	-
Other	6	19	-
Total	3,360	4,906	-
With an allowance recorded:
Real estate loans
Residential	105	109	13
Construction	-	-	-
Commercial	3,809	3,928	328
Commercial	77	88	41
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	3,991	4,125	382
Total:
Real estate loans
Residential	1,463	2,327	13
Construction	-	-	-
Commercial	5,516	6,207	328
Commercial	77	129	41
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	282	327	-
Auto loans	7	22	-
Other	6	19	-
Total Impaired Loans	$7,351	$9,031	$382

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2021
With no specific allowance recorded:
Real Estate Loans
Residential	$2,538	$3,610	$-
Construction	-	-	-
Commercial	11,152	13,030	-
Commercial	165	176	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	336	368	-
Auto Loans	39	60	-
Other	8	21	-
Total	14,238	17,265	-
With an allowance recorded:
Real Estate Loans
Residential	108	112	17
Construction	-	-	-
Commercial	14	19	14
Commercial	1,190	1,298	397
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total	1,312	1,429	428
Total:
Real Estate Loans
Residential	2,646	3,722	17
Construction	-	-	-
Commercial	11,166	13,049	14
Commercial	1,355	1,474	397
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	336	368	-
Auto Loans	39	60	-
Other	8	21	-
Total Impaired Loans	$15,550	$18,694	$428

The following tables represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended June 30,
	2022	2021	2022	2021
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,600	$1,107	$2	$2
Construction	-	-	-	-
Commercial	1,722	7,422	-	6
Commercial	78	1,946	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	285	90	-	-
Auto loans	11	50	-	-
Other	-	10	-	-
Total	3,696	10,625	2	8
With an allowance recorded:
Real estate loans
Residential	105	146	-	-
Construction	-	-	-	-
Commercial	1,270	4,985	-	-
Commercial	80	4,903	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Auto loans	-	12	-	-
Other	-	-	-	-
Total	1,455	10,046	-	-
Total:
Real estate loans
Residential	1,705	1,253	2	2
Construction	-	-	-	-
Commercial	2,992	12,407	-	6
Commercial	158	6,849	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	285	90	-	-
Auto loans	11	62	-	-
Other	-	10	-	-
Total Impaired Loans	$5,151	$20,671	$2	$8

	For the Nine Months Ended June 30,
	2022	2021	2022	2021
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,935	$1,304	$7	$3
Construction	-	-	-	-
Commercial	6,135	8,408	-	11
Commercial	88	1,569	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	295	98	-	-
Auto loans	21	52	-	-
Other	-	11	-	-
Total	8,474	11,442	7	14
With an allowance recorded:
Real estate loans
Residential	116	171	-	-
Construction	-	-	-	-
Commercial	431	4,908	-	-
Commercial	681	2,222	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Auto loans	4	28	-	1
Other	-	-	-	-
Total	1,232	7,329	-	1
Total:
Real estate loans
Residential	2,051	1,475	7	3
Construction	-	-	-	-
Commercial	6,566	13,316	-	11
Commercial	769	3,791	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	295	98	-	-
Auto loans	25	80	-	1
Other	-	11	-	-
Total Impaired Loans	$9,706	$18,771	$7	$15

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at June 30, 2022 and September 30, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
June 30, 2022
Commercial real estate loans	$618,783	$14,889	$15,593	$-	$649,265
Commercial	39,471	2,078	1,163	-	42,712
Obligations of states and political subdivisions	40,466	-	-	-	40,466
Total	$698,720	$16,967	$16,756	$-	$732,443

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2021
Commercial real estate loans	$549,360	$20,184	$21,573	$-	$591,117
Commercial	61,657	141	1,702	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	56,164
Total	$667,181	$20,325	$23,275	$-	$710,781

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2022 and September 30, 2021 (in thousands):

	Performing	Non- performing	Total
June 30, 2022
Real estate loans:
Residential	$595,542	$2,066	$597,608
Construction	19,775	-	19,775
Home equity loans and lines of credit	41,500	328	41,828
Auto loans	5,279	17	5,296
Other	1,542	6	1,548
Total	$663,638	$2,417	$666,055

	Performing	Non- performing	Total
September 30, 2021
Real estate loans:
Residential	$577,448	$2,865	$580,313
Construction	14,013	-	14,013
Home equity loans and lines of credit	37,963	463	38,426
Auto loans	13,809	43	13,852
Other	1,567	14	1,581
Total	$644,800	$3,385	$648,185

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans, purchased credit impaired loans and nonaccrual loans as of June 30, 2022 and September 30, 2021 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Purchased	Total
	Current	Past Due	Past Due	Past Due	Past Due	Credit Impaired	Loans
June 30, 2022
Real estate loans:
Residential	$594,756	$880	$283	$1,689	$2,852	$-	$597,608
Construction	19,775	-	-	-	-	-	19,775
Commercial	647,849	630	-	199	829	587	649,265
Commercial	42,690	-	-	22	22	-	42,712
Obligations of states and political subdivisions	40,466	-	-	-	-	-	40,466
Home equity loans and lines of credit	41,587	158	38	45	241	-	41,828
Auto loans	5,197	86	13	-	99	-	5,296
Other	1,475	73	-	-	73	-	1,548
Total	$1,393,795	$1,827	$334	$1,955	$4,116	$587	$1,398,498

		31-60 Days	61-89 Days	90 + Days	Total	Purchased	Total
	Current	Past Due	Past Due	Past Due	Past Due	Credit Impaired	Loans
September 30, 2021
Real estate loans:
Residential	$576,960	$1,029	$580	$1,744	$3,353	$-	$580,313
Construction	14,013	-	-	-	$-	-	14,013
Commercial	587,779	111	-	2,350	$2,461	877	591,117
Commercial	62,243	-	-	1,257	$1,257	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	$-	-	56,164
Home equity loans and lines of credit	38,223	44	-	159	$203	-	38,426
Auto loans	13,576	271	5	-	$276	-	13,852
Other	1,513	59	-	9	$68	-	1,581
Total	$1,350,471	$1,514	$585	$5,519	$7,618	$877	$1,358,966

Non-Accrual Loans	June 30, 2022	September 30, 2021
Real estate loans:
Residential	$2,066	$2,865
Construction	-	-
Commercial	5,511	11,124
Commercial	99	1,358
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	328	463
Auto loans	17	43
Other	6	14
Total	$8,027	$15,867

There are no loans greater than 90 days past due that are accruing interest.

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2022 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL for the three and nine months ended June 30, 2022 and 2021 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at March 31, 2022	$4,403	$245	$10,550	$823	$246	$310	$89	$20	$1,522	$18,208
Charge-offs	(9)	-	-	-	-	(6)	(16)	(11)	-	(42)
Recoveries	130	-	15	-	-	1	22	-	-	168
Provision	77	14	450	(30)	37	36	(45)	11	(550)	-
ALL balance at June 30, 2022	$4,601	$259	$11,015	$793	$283	$341	$50	$20	$972	$18,334
ALL balance at March 31, 2021	$4,299	$117	$8,943	$1,770	$487	$337	$439	$20	$742	$17,154
Charge-offs	(55)	—	—	(200)	—	—	(18)	—	—	(273)
Recoveries	149	—	20	—	—	1	42	—	—	212
Provision	(184)	39	564	88	(88)	(17)	(120)	—	318	600
ALL balance at June 30, 2021	$4,209	$156	$9,527	$1,658	$399	$321	$343	$20	$1,060	$17,693

ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Charge-offs	(19)	-	(19)	-	-	(6)	(37)	(11)	-	(92)
Recoveries	202	-	22	-	-	4	85	-	-	313
Provision	304	72	542	(248)	(110)	25	(230)	10	(365)	-
ALL balance at June 30, 2022	$4,601	$259	$11,015	$793	$283	$341	$50	$20	$972	$18,334
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Charge-offs	(59)	—	(76)	(209)	—	(8)	(244)	(1)	—	(597)
Recoveries	213	—	56	—	—	4	217	—	—	490
Provision	(246)	29	2,338	993	(156)	(12)	(410)	(4)	(132)	2,400
ALL balance at June 30, 2021	$4,209	$156	$9,527	$1,658	$399	$321	$343	$20	$1,060	$17,693

During the three months ended June 30, 2022, the Company recorded provision expense for the residential real estate loans, construction real estate loans, commercial real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit and other loan segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the commercial loans and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

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

During the nine months ended June 30, 2022, the Company recorded provision expense for the residential real estate loans, construction real estate loans, commercial real estate loans, home equity loans and lines of credit and other loans segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the commercial loans, obligations of states and political subdivisions, and auto loans segments due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

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

The Company is closely monitoring all customer credit positions, particularly loans requesting payment relief.  Such loans, as of June 30, 2022, amounted to approximately 0.6% of total loans outstanding, including $8.6 million in commercial real estate loans and $368,000 in commercial loans.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn, may require  increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2022 and September 30, 2021 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$13	$-	$328	$41	$-	$-	$-	$-	$-	$382
Collectively evaluated for impairment	4,588	259	10,687	752	283	341	50	20	972	17,952
ALL balance at June 30, 2022	$4,601	$259	$11,015	$793	$283	$341	$50	$20	$972	$18,334
Individually evaluated for impairment	$17	$-	$14	$397	$-	$-	$-	$-	$-	$428
Collectively evaluated for impairment	4,097	187	10,456	644	393	318	232	21	1,337	17,685
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113

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

There were no new troubled debt restructurings granted during the three months ended June 30, 2022 and 2021.

The following is a summary of troubled debt restructuring granted during the nine months ended June 30, 2022 and 2021(dollars in thousands):

For the Nine Months Ended June 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$88	$88
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	2	$88	$88

For the Nine Months Ended June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$416	$416
Construction	—	—	—
Commercial	4	7,353	7,353
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	6	$7,769	$7,769

For the three and nine months ended June 30, 2022 and 2021, no loans defaulted on a restructuring agreement within one year of modification.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2022	September 30, 2021
Non-interest bearing demand accounts	$305,446	$257,747
Interest bearing demand accounts	311,325	551,168
Money market accounts	408,825	428,272
Savings and club accounts	202,035	189,004
Certificates of deposit	143,694	209,924
Total	$1,371,325	$1,636,115

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three and nine month periods ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Service Cost	$-	$-	$-	$-
Interest Cost	142	112	398	338
Expected return on plan assets	(296)	(289)	(968)	(867)
Partial settlement	20	-	241	-
Amortization of net loss from earlier periods	-	56	2	166
Net periodic benefit income	$(134)	$(121)	$(327)	$(363)

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

 For the three months ended June 30, 2022 and 2021, the Company recorded $72,000 and $95,000 of share-based compensation expense, respectively, comprised of restricted stock expense. For the nine months ended June 30, 2022 and 2021, the Company recorded $427,000 and $421,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at June 30, 2022 is $608,000 over the remaining vesting period of 3.25 years.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2022, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2021	42,116	$13.99
Granted	34,080	16.48
Vested	(10,617)	16.40
Forfeited	(7,546)	14.91
Nonvested at June 30, 2022	58,033	$14.87

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of June 30, 2022 and September 30, 2021 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	June 30, 2022
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$102,714	$-	$102,714
Obligations of states and political subdivisions	-	10,386	-	10,386
U.S. government agencies	-	9,472	-	9,472
Corporate obligations	-	58,222	11,269	69,491
Other debt securities	-	8,819	-	8,819
Total debt securities	$-	$189,613	$11,269	$200,882
Equity securities- financial services	37	-	-	37
Derivatives and hedging activities	-	18,484	-	18,484
Liabilities
Derivatives and hedging activities	-	6,473	-	6,473

	September 30, 2021
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$55,068	$-	$55,068
Obligations of states and political subdivisions	-	13,246	-	13,246
U.S. government treasury securities	-	99,997	-	99,997
U.S. government agencies	-	2,002	-	2,002
Corporate obligations	-	47,505	11,112	58,617
Other debt securities	-	11,651	-	11,651
Total debt securities	$-	$229,469	$11,112	$240,581
Equity securities-financial services	32	-	-	32
Derivatives and hedging activities	-	2,554	-	2,554
Liabilities:
Derivatives and hedging activities	-	1,755	-	1,755

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and nine month periods ended June 30, 2022 and 2021 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	June 30, 2022	June 30, 2021
Beginning balance	$10,762	$4,678
Purchases, sales, issuances, settlements, net	1,000	8,541
Total unrealized (loss) gain:
Included in earnings	-	—
Included in other comprehensive (loss) income	(493)	61
Transfers in and/or out of Level III	-	-
	$11,269	$13,280

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine Months Ended
	June 30, 2022	June 30, 2021
Beginning balance	$11,112	$8,260
Purchases, sales, issuances, settlements, net	500	4,791
Total unrealized gain (loss):
Included in earnings	-	—
Included in other comprehensive (loss) income	(843)	229
Transfers in and/or out of Level III	500	-
	$11,269	$13,280

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of June 30, 2022 and September 30, 2021 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	June 30, 2022
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$75	$75
Impaired loans	-	-	6,969	6,969

	September 30, 2021
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$461	$461
Impaired loans	-	-	15,122	15,122

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
June 30, 2022
Impaired loans	$6,969	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (21.3%)
Foreclosed real estate owned	75	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (28.2%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2021
Impaired loans	$15,122	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (24.1%)
Foreclosed real estate owned	461	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (20.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2022, 47 impaired loans with a carrying value of $7.4 million were reduced by specific valuation allowance totaling $382,000 resulting in a net fair value of $7.0 million based on Level 3 inputs. At September 30, 2021, 76 impaired loans with a carrying value of $15.6 million were reduced by a specific valuation totaling $428,000 resulting in a net fair value of $15.1 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheet at June 30, 2022 and September 30, 2021 by level within the fair value hierarchy:

	June 30, 2022
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$58,792	$-	$-	$49,833	$49,833
Loans receivable, net	1,380,164	-	-	1,327,850	1,327,850
Mortgage servicing rights	806	-	-	1,420	1,420
Financial liabilities:
Deposits	$1,371,325	$1,227,631	$-	$127,934	$1,355,565
Short term borrowings	225,000	—	—	212,891	212,891

	September 30, 2021
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$21,483	$-	$-	$21,249	$21,249
Loans receivable, net	1,340,853	-	-	1,353,420	1,353,420
Mortgage servicing rights	763	-	-	998	998
Financial liabilities:
Deposits	$1,636,115	$1,426,191	$-	$209,660	$1,635,851

11.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine month periods ended June 30, 2022 and 2021 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at March 31, 2022	$(1,022)	$(3,034)	$8,027	$3,971
Other comprehensive (loss) income before reclassifications	(351)	(4,125)	1,641	(2,835)
Amounts reclassified from accumulated other comprehensive income (loss)	17	-	(176)	(159)
Period change	(334)	(4,125)	1,465	(2,994)
Balance at June 30, 2022	$(1,356)	$(7,159)	$9,492	$977
Balance at March 31, 2021	$(3,519)	$2,154	$587	$(778)
Other comprehensive (loss) income before reclassifications	—	339	(463)	(124)
Amounts reclassified from accumulated other comprehensive (loss) income	(44)	(34)	343	265
Period change	(44)	305	(120)	141
Balance at June 30, 2021	$(3,563)	$2,459	$467	$(637)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682
Other comprehensive income (loss) before reclassifications	359	(9,121)	8,723	(39)
Amounts reclassified from accumulated other comprehensive income (loss)	192	—	142	334
Period change	551	(9,121)	8,865	295
Balance at June 30, 2022	$(1,356)	$(7,159)	$9,492	$977
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)
Other comprehensive income (loss) before reclassifications	—	(345)	2,879	2,534
Amounts reclassified from accumulated other comprehensive income (loss)	(131)	(363)	1,379	885
Period change	(131)	(708)	4,258	3,419
Balance at June 30, 2021	$(3,563)	$2,459	$467	$(637)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine month periods ended June 30, 2022 and 2021 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Operations
	2022	2021
Securities available for sale
Net securities gains reclassified into earnings	$-	$42	Gain on sale of investment securities available for sale, net
Related income tax expense	-	(8)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	34
Defined benefit pension plan
Amortization of net gain and prior service costs	(20)	56	Compensation and employee benefits
Related income tax expense	3	(12)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(17)	44
Derivatives and hedging activities:
Interest expense, effective portion	222	(434)	Interest expense
Related income tax expense	(46)	91	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	176	(343)
Total reclassification for the period	$159	$(265)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Operations
	2022	2021
Securities available for sale:
Net securities gains reclassified into earnings	$-	$459	Gain on sale of investment securities available for sale, net
Related income tax expense	-	(96)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	363	Net of tax
Defined benefit pension plan
Amortization of net (loss) gain and prior service costs	(243)	166
Related income tax expense	51	(35)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(192)	131
Derivative and hedging activities:
Interest expense, effective portion	(180)	(1,745)	Interest expense
Related income tax expense	38	366	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	(142)	(1,379)
Total reclassification for the period	$(334)	$(885)

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2022 and September 30, 2021 (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of June 30, 2022			As of September 30, 2021
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Brokered Deposits	$-	Other Assets	$-	$175,000	Other Assets	$1,247
FHLB Advances	225,000	Other Assets	12,017	-	Other Assets	-
Commercial Loans	74,286	Other Assets	6,467	71,326	Other Assets	1,307
Total	$299,286		$18,484	$246,326		$2,554

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of June 30, 2022			As of September 30, 2021
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Brokered Deposits	$-	Other Liabilities	$-	$60,000	Other Liabilities	$452
Commercial Loans	106,503	Other Liabilities	6,473	103,831	Other Liabilities	1,303
Total	$106,503		$6,473	$163,831		$1,755

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of June 30, 2022, the Company had ten interest rate swaps with a notional principal amount of $225.0 million associated with the Company’s cash outflows associated with various FHLB Advances and $180.8 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended June 30, 2022 and 2021.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended June 30, 2022, the Company had $222,000 of gains, which resulted in a decrease to interest expense.  During the three months ended June 30, 2021, the Company had $434,000 of losses which resulted in an increase to interest expense.  During the nine months ended June 30, 2022 and 2021, the Company had $180,000 and $1.7 million of losses respectively, which resulted in an increase to interest expense.  During the next twelve months, the Company estimates that $5.9 million will be reclassified as a decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three and nine month periods ended June 30, 2022 and 2021 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
Interest Rate Products	$1,854	$(156)	Interest expense	$222	$(434)
Total	$1,854	$(156)		$222	$(434)
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Loss Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,
	2022	2021		2022	2021
Interest Rate Products	$11,222	$5,390	Interest expense	$(180)	$(1,745)
Total	$11,222	$5,390		$(180)	$(1,745)

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

As of June 30, 2022, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements.  As of September 30, 2021, the Company was required to post $640,000 in collateral against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2022 and September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.
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

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The Bank moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021.  The parties are now in the discovery process.  The Bank will continue to defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

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

(in thousands)		June 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,275
Total Lease Right-Of-Use Assets		$6,275

(in thousands)		June 30, 2022
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,464
Total Lease Liabilities		$6,464

(in thousands)		September 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,222
Total Lease Right-Of-Use Assets		$6,222

(in thousands)		September 30, 2021
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,370
Total Lease Liabilities		$6,370

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

June 30, 2022
Weighted average remaining lease term
Operating leases	12.3 years
Weighted average discount rate
Operating leases	2.37%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended June 30, 2022
Operating lease cost	$238
Variable lease cost	53
Net lease cost	$291
Lease Costs (in thousands)	Three Months Ended June 30, 2021
Operating lease cost	$264
Variable lease cost	70
Net lease cost	$334
Lease Costs (in thousands)	Nine Months Ended June 30,2022
Operating lease cost	$739
Variable lease cost	233
Net lease cost	$972
Lease Costs (in thousands)	Nine Months Ended June 30,2021
Operating lease cost	$791
Variable lease cost	213
Net lease cost	$1,004

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
June 30, 2023	$815
June 30, 2024	755
June 30, 2025	534
June 30, 2026	507
June 30, 2027	446
Thereafter	4,171
Total future minimum lease payments	7,228
Amounts representing interest	764
Present Value of Net Future Minimum Lease Payments	$6,464

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at June 30, 2022 and September 30, 2021

Total Assets. Total assets decreased by $15.0 million, or 0.8%, to $1.85 billion at June 30, 2022 from $1.86 billion at September 30, 2021 due primarily to decreases in cash and due from banks and investments securities available for sale partially offset by increases in investment securities held to maturity, loans receivable, and other assets. At the onset of the pandemic, the Company moved quickly to build its liquidity as an offset to the economic uncertainty caused by the resulting economic slowdown.   The Company has and will continue to maintain a strong liquidity position against the changing economic forecasts through daily monitoring.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $75.8 million, or 47.7%, to $83.1 million at June 30, 2022 from $158.9 million at September 30, 2021. Decreases in cash and due from banks accounted for the majority of the decrease. Increases in loans receivable of $39.3 million, investments securities held to maturity of $37.3 million and FHLB stock of $9.4 million along with a decrease in deposits of $264.8 million were the primary reasons for the decrease in cash and due from banks.  Increases in FHLB borrowings of $225.0 million and a decline in investments securities available for sale of $39.7 million partially offset the decline in cash and due from banks.

Net Loans. Net loans increased $39.3 million, or 2.9%, to $1.38 billion during the nine month period ended June 30, 2022. During this period, residential loans increased $17.3 million to $597.6 million, construction loans increased $5.8 million to $19.8 million, commercial real estate loans increased $58.1 million to $649.3 million, commercial loans decreased $20.8 million to $42.7 million partially due to the repayment and forgiveness of $20.7 million in PPP loans carried in the commercial loan portfolio, obligations of states and political subdivisions decreased $15.7 million to $40.5 million, home equity loans and lines of credit increased $3.4 million to $41.8 million, auto loans decreased $8.6 million to $5.3 million reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $33,000 to $1.5 million. The Company sold $13.6 million in residential mortgage loans to the Federal Home Loan Bank of Pittsburgh during the nine month period ended June 30, 2022, recording gains on the sale of these loans in noninterest income.

Investment Securities Available for Sale. Investment securities available for sale decreased $39.7 million, or 16.5%, to $200.9 million at June 30, 2022 from $240.6 million at September 30, 2021 due primarily to the maturity of securities in the portfolio.

Investment Securities Held to Maturity. Investment securities held to maturity increased to $58.8 million at June 30, 2022 from $21.5 million at September 30, 2021. The Company carries some investment as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Deposits. Deposits decreased $264.8 million, or 16.2%, to $1.37 billion at June 30, 2022 from $1.64 billion at September 30, 2021. Decreases in interest bearing demand accounts of $239.8 million, money market accounts of $19.4 million and certificates of deposit of $66.2 million were offset in part by increases in savings and club accounts of $13.0 million and non-interest bearing demand accounts of $47.7 million. The decline in interest bearing demand accounts was primarily due to the Company shifting $225.0 million from brokered deposits to short term FHLB advances as part of the Company’s balance sheet hedge strategy.  The decrease in certificates of deposit reflected in part a decrease in brokered certificates of $15.0 million.

Short Term Borrowings.  Short term borrowings increased to $225.0 million at June 30, 2022 as the Company shifted $225.0 million from brokered deposits to FHLB advances to take advantage of lower borrowing rates.

Stockholders’ Equity. Stockholders’ equity increased by $11.4 million, or 5.7%, to $213.3 million at June 30, 2022 from $201.8 million at September 30, 2021. The increase in stockholders’ equity was primarily due to net income of $14.3 million and other comprehensive income of $295,000 partially offset by regular cash dividends of $0.39 per share which reduced stockholders’ equity by $3.8 million. Unrealized losses due to rising interest rates in the Company’s available for sale investment portfolio were more than offset by unrealized gains in the Company’s derivative balance sheet hedges.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2022 and 2021

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,378,788	$13,615	3.96%	$1,397,096	$13,377	3.84%
Investment securities
Taxable(2)	85,799	722	3.38%	69,111	548	3.18%
Exempt from federal income tax(2)(3)	2,262	12	2.69%	8,419	40	2.41%
Total investment securities	88,061	734	3.36%	77,530	588	3.10%
Mortgage-backed securities	155,522	821	2.12%	89,869	346	1.54%
Federal Home Loan Bank stock	6,098	70	4.60%	3,908	49	5.03%
Other	137,728	259	0.75%	245,800	43	0.07%
Total interest-earning assets	1,766,197	15,499	3.52%	1,814,203	14,403	3.19%
Allowance for loan losses	(18,269)			(17,491)
Noninterest-earning assets	119,196			110,582
Total assets	$1,867,124			$1,907,294
Interest-bearing liabilities:
NOW accounts	$338,103	$45	0.05%	$276,093	$63	0.09%
Money market accounts	411,879	142	0.14%	406,211	148	0.15%
Savings and club accounts	200,515	26	0.05%	186,267	25	0.05%
Certificates of deposit	353,915	293	0.32%	530,191	1,015	0.77%
Borrowed funds	29,722	35	0.61%	—	—	—
Total interest-bearing liabilities	1,334,134	541	0.16%	1,398,762	1,251	0.36%
Non-interest-bearing NOW accounts	284,467			276,919
Non-interest-bearing liabilities	33,545			31,521
Total liabilities	1,652,146			1,707,202
Equity	214,978			200,092
Total liabilities and equity	$1,867,124			$1,907,294
Net interest income		$14,958			$13,152
Interest rate spread			3.36%			2.83%
Net interest-earning assets	$432,063			$415,441
Net interest margin(4)			3.40%			2.91%
Average interest-earning assets to average interest-bearing liabilities		132.39%			129.70%

	For the Nine Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,363,832	$40,464	3.95%	$1,402,415	$40,808	3.88%
Investment securities
Taxable(2)	102,601	1,966	2.55%	78,353	1,705	2.90%
Exempt from federal income tax(2)(3)	3,294	50	2.56%	8,449	121	2.41%
Total investment securities	105,895	2,016	2.55%	86,802	1,826	2.85%
Mortgage-backed securities	126,875	1,757	1.84%	93,463	1,068	1.52%
Federal Home Loan Bank stock	5,242	179	4.55%	4,304	163	5.04%
Other	167,126	399	0.32%	215,719	113	0.07%
Total interest-earning assets	1,768,970	44,815	3.38%	1,802,703	43,978	3.25%
Allowance for loan losses	(18,126)			(16,561)
Noninterest-earning assets	115,332			117,664
Total assets	$1,866,176			$1,903,806
Interest-bearing liabilities:
Interest bearing demand accounts	$316,156	$123	0.05%	$262,171	$234	0.12%
Money market accounts	432,068	421	0.13%	406,423	521	0.17%
Savings and club accounts	196,329	77	0.05%	175,247	69	0.05%
Certificates of deposit	395,180	1,424	0.47%	545,653	3,788	0.92%
Borrowed funds	9,907	35	0.86%	24,414	271	1.48%
Total interest-bearing liabilities	1,349,640	2,080	0.21%	1,413,908	4,883	0.46%
Non-interest-bearing NOW accounts	276,958			261,565
Non-interest-bearing liabilities	29,024			30,930
Total liabilities	1,655,622			1,706,403
Equity	210,554			197,403
Total liabilities and equity	$1,866,176			$1,903,806
Net interest income		$42,735			$39,095
Interest rate spread			3.17%			2.79%
Net interest-earning assets	$419,330			$388,795
Net interest margin(4)			3.22%			2.89%
Average interest-earning assets to average interest-bearing liabilities		131.07%			127.50%

_____________________

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and nine months ended June 30, 2022 and 2021.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and June 30, 2021

Net Income. Net income increased $1.0 million, or 25.2%, to $5.0 million for the three months ended June 30, 2022 compared to net income of $4.0 million for the comparable period in 2021. The increase was primarily due to an increase in net interest income and a decline in the provision for loan losses partially offset by increases in non-interest expense and income tax provision and a decrease in non-interest income.

Net Interest Income. Net interest income increased $1.8 million, or 13.7%, to $15.0 million for the three months ended June 30, 2022 compared to $13.2 million for the comparable period in 2021.

Interest Income. Total interest income was $15.5 million for the three months ended June 30, 2022 compared with $14.4 million for the three months ended June 30, 2021 reflecting increases in interest rates and total yield on average interest earning assets from 3.19% for the quarter ended June 30, 2021 to 3.52% for the quarter ended June 30, 2022. A decline of $48.0 million in average interest earning assets partially offset the increase in interest income.

Interest Expense. Interest expense was $541,000 for the quarter ended June 30, 2022 compared to $1.3 million for the same period in 2021. The cost of interest-bearing liabilities declined to 0.16% for the quarter ended June 30, 2022 from 0.36% a year earlier, reflecting lower interest rates, timely repricing of deposits and roll-off of higher-cost borrowings. Average interest-bearing liabilities decreased $64.6 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made no provision for loan losses for the three month period ended June 30, 2022 compared to $600,000 for the three month period ended June 30, 2021. The allowance for loan losses was $18.3 million, or 1.31% of loans outstanding, at June 30, 2022, compared to $18.1 million, or 1.33% of loans outstanding, at September 30, 2021.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income decreased 6.4% to $2.1 million for the three months ended June 30, 2022, compared with $2.3 million for the three months ended June 30, 2021. Decreases in trust and investment fees of $12,000, earnings on bank-owned life insurance of $4,000, other income of $6,000, gain on sale of investments, net of $42,000, insurance commissions of $13,000 and gains on sales of residential mortgages of $250,000 were partially offset by an increase in loan swap fees of $57,000, service fees on deposit accounts of $2,000 and service charges and fee on loans of $121,000 for the quarter ended June 30, 2022 compared with the comparable period in 2021.

Non-interest Expense. Noninterest expense increased $741,000 or 7.4% to $10.8 million for the three months ended June 30, 2022 compared with the comparable period a year earlier primarily reflecting increases in compensation and employee benefits of $141,000,  professional fees of $233,000, occupancy and equipment of $53,000, data processing of $38,000, gains on foreclosed real estate of $474,000 and advertising of $36,000 which were partially offset by decreases in Federal Deposit Insurance Corporation premiums of $132,000, and other expenses of $93,000.  Gain on foreclosed real estate in the fiscal third quarter of 2021 also included a credit of $534,000 to other expense, reflecting a deferred income credit related to a prior sale of a foreclosed real estate property.

Income Taxes. Income tax expense increased $505,000 to $1.3 million for the three months ended June 30, 2022 from $801,000 for the comparable 2021 period. The effective tax rate for the three months ended June 30, 2022 was 20.6% compared to 16.6% for the 2021 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2022 and June 30, 2021

Net Income. Net income increased $1.7 million, or 13.9%, to $14.2 million for the nine months ended June 30, 2022 compared to net income of $12.5 million for the comparable period in 2021. The increase was primarily due to an increase in net interest income and a decline in the provision for loan losses partially offset by an increase in non-interest expenses, the income tax provision and a decrease in non-interest income.

Net Interest Income. Net interest income increased $3.6 million, or 9.3%, to $42.7 million for the nine months ended June 30, 2022 compared to $39.1 million for the comparable period in 2021.

Interest Income. Total interest income was $44.8 million for the nine months ended June 30, 2022 compared with $44.0 million for the nine months ended June 30, 2021 reflecting an increase in the total yield on average interest earning assets from 3.25% for the nine months ended June 30, 2021 to 3.38% for the nine months ended June 30, 2022 which was partially offset by a decline of $33.7 million in average interest earning assets.

Interest Expense. Interest expense was $2.1 million for the nine months ended June 30, 2022 compared to $4.9 million for the same period in 2021. The cost of interest-bearing liabilities declined to 0.21% for the nine months ended June 30, 2022 from 0.46% a year earlier, reflecting lower interest rates, timely repricing of deposits and roll-off of higher-cost borrowings. Average interest-bearing liabilities decreased $64.3 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made no provision for loan losses for the nine month period ended June 30, 2022 compared to $2.4 million for the nine month period ended June 30, 2021. The allowance for loan losses was $18.3 million, or 1.31% of loans outstanding, at June 30, 2022, compared to $18.1 million, or 1.33% of loans outstanding, at September 30, 2021.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments.  This, in turn may require increases in our allowance for loan losses and increases in the level of charge-offs in our loan portfolio.

Non-interest Income. Noninterest income decreased 28.1% to $6.4 million for the nine months ended June 30, 2022, compared with $8.9 million for the nine months ended June 30, 2021. Decreases in loan swap fees of $415,000, earnings on bank-owned life insurance of $158,000, other income of $104,000, gain on sale of investments, net of $459,000 and gains on sales of residential mortgages of $1.5 million were partially offset by an increase in trust and investment fees of $158,000 for the quarter ended June 30, 2022 compared with the comparable period in 2021.

Non-interest Expense. Noninterest expense increased $830,000 or 2.7% to $31.5 million for the nine months ended June 30, 2022 compared with $30.6 million for the comparable period a year earlier primarily reflecting increases in professional fees of $616,000, occupancy and equipment of $124,000, advertising of $156,000, compensation and employee benefits of $12,000, gains on foreclosed real estate of $459,000 and data processing of $148,000 which were partially offset by decreases in Federal Deposit Insurance Corporation premiums of $402,000 and other expenses of $271,000. Gain on foreclosed real estate in the fiscal third quarter of 2021 also included a credit of $534,000 to other expense, reflecting a deferred income credit related to a prior sale of a foreclosed real estate property.

Income Taxes. Income tax expense increased $950,000 to $3.5 million for the nine months ended June 30, 2022 from $2.5 million for the comparable 2021 period. The effective tax rate for the nine months ended June 30, 2022 was 19.5% compared to 16.7% for the 2021 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	June 30, 2022	September 30, 2021
Non-performing assets:
Non-accruing loans	$8,027	$15,864
Non-accruing purchased credit impaired loans	—	3
Total non-performing loans	8,027	15,867
Foreclosed real estate	75	461
Total non-performing assets	$8,102	$16,328
Ratio of non-performing loans to total loans	0.57%	1.17%
Ratio of non-performing loans to total assets	0.43%	0.85%
Ratio of non-performing assets to total assets	0.44%	0.88%
Ratio of allowance for loan losses to total loans	1.31%	1.33%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $8.2 million from September 30, 2021 to June 30, 2022. The primary reason for the decrease in nonperforming assets at June 30, 2022 as compared to September 30, 2021 was the repayment of two non-performing commercial loan relationships.  The $8.0 million of non-accruing loans at June 30, 2022 included 27 residential loans with an aggregate outstanding balance of $2.1 million, 18 commercial and commercial real estate loans with aggregate outstanding balances of $5.6 million and 23 consumer loans with aggregate balances of $351,000. Within the residential loan balance were $448,000 of loans past due less than 90 days. In the quarter ended June 30, 2022, the Company identified nine residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $386,000 to $75,000 at June 30, 2022. Foreclosed real estate consists of three residential properties.

At June 30, 2022, the principal balance of troubled debt restructures (“TDRs”) was $2.6 million compared to $9.7 million at September 30, 2021. Of the $2.6 million of TDRs at June 30, 2022 $2.2 million were non-accrual loans.

As of June 30, 2022, TDRs were comprised of eight residential loans totaling $870,000, six commercial and commercial real estate loans totaling $1.7 million and four consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $42,000.

For the nine month period ended June 30, 2022, three loans were removed from TDR status due to completion of one year of consecutive on time payments and two were removed for paying off.

The Company continues to closely monitor all customer credit positions, particularly loans requesting payment relief.  As of June 30, 2022, three of our commercial clients had requested loan payment deferrals or payments of interest only on loans totaling $9.0 million.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered TDRs unless the borrower was previously experiencing financial difficulty.  As the economic impact of the COVID-19 pandemic continues to evolve, our customers may experience decreased cash flows, which may correlate to an inability to make timely loan payments. This, in turn may require increases in our allowance for loan losses and increases in the level of chargeoffs in our loan portfolio.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2022, $83.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of June 30, 2022, we had $225 million of borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $731.9 million.

At June 30, 2022, we had $411.7 million in loan commitments outstanding, which included, in part, $199.0 million in undisbursed construction loans and land development loans, $52.2 million in unused home equity lines of credit, $114.4 million in commercial lines of credit and commitments to originate commercial loans, $15.2 million in performance standby letters of credit and $30.9 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2022 totaled $92.7 million, or 64.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2023. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $15.9 million and $14.1 million for the nine months ended June 30, 2022 and 2021, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was $(57.2) million and $96.8 million for the nine months ended June 30, 2022 and 2021, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash used for of $34.5 million and $81.4 million for the nine months ended June 30, 2022 and 2021, respectively.

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

On May 29, 2020, the Bank was named as a defendant in a second action commenced by three plaintiffs who also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by ESSA Bancorp received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The Bank moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021.  The parties are now in the discovery process.  The Bank will continue to defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Bank, the amount of such exposure is not currently estimable.

Item 1A.Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2021, filed on December 14, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
April 30, 2022	-	$-	-	-
May 31, 2022	-	$-	-	-
June 30, 2022	17,055	$16.60	17,055	482,945
Total	17,055	$16.60	17,055

______________________

(1) On June 6, 2022 the Company announced the authorization of a ninth repurchase program for up to 500,000 shares of its common stock. This program has no expiration date.

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

ESSA BANCORP, INC.

Date: August 12, 2022	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 12, 2022	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer