Form 10-K
period 2022-09-30
ESSA Bancorp, Inc.
filed 2022-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2022

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

As of December 7, 2022, there were 18,133,095 shares issued and 10,402,051 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2022, was $176,033,819.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2022 Annual Meeting of Stockholders of the Registrant (Part III).

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

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is a Pennsylvania-chartered holding company for ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of the Bank. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of the Bank. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. At September 30, 2022, ESSA Bancorp had consolidated assets of $1.9 billion, consolidated deposits of $1.4 billion and consolidated stockholders’ equity of $212.3 million. Consolidated net income for the fiscal year ended September 30, 2022 was $20.1 million.

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

Market Area

At September 30, 2022, our 21 community offices consisted of seven offices in Monroe County, three offices in Lehigh County, five offices in Northampton County, one office in Lackawanna County, one office in Luzerne County, one office in Chester County, two offices in Delaware County and one office in Montgomery County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located, and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, healthcare and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. Chester and Montgomery Counties are located south and Delaware County southwest of Monroe County. As of June 30, 2022, the most recent FDIC market share data available, we had a deposit market share of approximately 20.7% in Monroe County, which represented the second largest deposit market share in Monroe County, 2.4% in Northampton County, 1.6% in Lehigh County, 0.3% in Lackawanna County, 0.6% in Luzerne County, 0.1% in Chester County, 0.1% in Montgomery County and 0.6% in Delaware County.

Lending Activities

Historically, our principal lending activity had been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real estate property. For years, we have been increasing our originations of commercial loans and commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from $591.1 million or 43.4% of our total loan portfolio at September 30, 2021 to $678.8 million, or 46.6%, of our total loan portfolio at September 30, 2022. One- to four-family residential real estate mortgage loans represented $623.4 million, or 42.9% of our loan portfolio at September 30, 2022. Home equity loans and lines of credit totaled $43.2 million, or 3.0%, of our loan portfolio at September 30, 2022. Commercial loans totaled $38.2 million, or 2.6%, of our loan portfolio at September 30, 2022 and construction first mortgage loans totaled $25.0 million, or 1.7%, of the total loan portfolio at September 30, 2022. Obligations of states and political subdivisions totaled $40.4 million, or 2.8%, of our loan portfolio at September 30, 2022. Auto loans totaled $3.6 million or 0.2% of the total loan portfolio at September 30, 2022.  As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$623,375	42.9%	$580,313	42.7%
Construction	25,024	1.7	14,013	1.0
Commercial	38,158	2.6	63,500	4.7
Commercial real estate	678,841	46.6	591,117	43.4
Obligations of states and political subdivisions	40,416	2.8	56,164	4.1
Home equity loans and lines of credit	43,170	3.0	38,426	2.9
Auto loans	3,611	0.3	13,852	1.0
Other	1,716	0.1	1,581	0.2
Total loans receivable	$1,454,311	100.0%	$1,358,966	100.0%
Allowance for loan losses	(18,528)		(18,113)
Total loans receivable, net	$1,435,783		$1,340,853

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to four- family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)

One year or less	$996	$182	$13,393	$64,304
After one year through five years	67,356	-	17,980	406,697
After five years through 15 years	147,086	140	4,577	151,904
After 15 years	407,937	24,702	2,208	55,936
Total	$623,375	$25,024	$38,158	$678,841

	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)

One year or less	$254	$677	$1,341	$220	$81,367
After one year through five years	8,459	7,621	2,257	1,433	511,803
After five years through 15 years	8,582	15,147	-	63	327,499
After 15 years	23,121	19,725	13	-	533,642
Total	$40,416	$43,170	$3,611	$1,716	$1,454,311

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2022 that are contractually due after September 30, 2023.

	Due After September 30, 2023
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$594,122	$28,257	$622,379
Construction	24,842	-	24,842
Commercial	14,295	10,470	24,765
Commercial real estate	274,969	339,568	614,537
Obligations of states and political subdivisions	22,980	17,182	40,162
Home equity loans and lines of credit	19,916	22,577	42,493
Auto loans	2,270	-	2,270
Other	1,479	17	1,496
Total	$954,873	$418,071	$1,372,944

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center. At September 30, 2022, $623.4 million, or 42.9%, of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios. Private mortgage insurance is required to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years. At September 30, 2022, our largest loan secured by one- to four-family real estate had a principal balance of approximately $5.8 million and was secured by a single-family house. This loan was performing in accordance with its repayment terms.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $20.2 million and $642,000 in adjustable rate one- to four-family residential loans during the years ended September 30, 2022 and 2021, respectively. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2022, $28.3 million, or 4.5%, of our one- to four-family residential loans had adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our loan originators. Eligible properties include primary and vacation homes located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. As of September 30, 2022, home equity loans and lines of credit totaled about $43.2 million, or 3.0% of our loan portfolio.

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

Commercial Real Estate Loans. At September 30, 2022, $678.8 million, or 46.6%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office and industrial buildings, multi-family, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five to seven years and a repricing option, and a maximum term of up to 25 years. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80%. At September 30, 2022, our largest commercial real estate relationship balance was $17.8 million, which was performing in accordance with its terms.

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

First Mortgage Construction Loans. At September 30, 2022, $25.0 million, or 1.7%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed- and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. At September 30, 2022, our largest first mortgage construction loan balance was $3.0 million. The loan was performing in accordance with its terms. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30-year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Commercial Loans. At September 30, 2022, $38.2 million, or 2.6%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.

Obligations of States and Political Subdivisions. At September 30, 2022, $40.4 million, or 2.8%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2022, $3.6 million, or 0.2%, of our total loan portfolio consisted of auto loans. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee. As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2022, these other loans totaled $1.7 million, or 0.2%, of the total loan portfolio.

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

Non-performing Loans. At September 30, 2022, $15.1 million, or 1.04% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $12.2 million at September 30, 2022. Two loan relationships accounted for $7.9 million of the total non-accrual commercial real estate loans.  Non-performing residential first mortgage loans totaled $1.6 million at September 30, 2022.

Real Estate Owned. At September 30, 2022, the Company had $29,000 of real estate owned consisting of one property. This property is being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$1,594	$2,865
Construction	-	-
Commercial	958	1,358
Commercial real estate	12,165	11,124
Home equity loans and lines of credit	338	463
Auto loans	21	43
Other	6	14
Total	15,082	15,867
Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	-	-
Construction	-	-
Commercial	-	-
Commercial real estate	-	-
Home equity loans and lines of credit	-	-
Auto Loans	-	-
Other	-	-
Total loans 90 days or more past due and accruing	-	-
Total non-performing loans	15,082	15,867
Real estate owned	29	461
Other repossessed assets	-	-
Total non-performing assets	$15,111	$16,328
Troubled Debt Restructurings(1):
Residential first mortgage loans:
One- to four-family	$620	$1,235
Construction	-	-
Commercial	-	-
Commercial real estate	8,226	8,420
Home equity loans and lines of credit	35	44
Auto loans	3	14
Other	-	-
Total	$8,884	$9,713
Ratios:
Total non-performing loans to total loans	1.04%	1.17%
Total non-performing loans to total assets	0.81%	0.85%
Total non-performing assets to total assets	0.81%	0.88%

(1)	Non-performing troubled debt restructurings are included in non-accrual loans as part of the non-performing assets table.

At September 30, 2022, the principal balance of troubled debt restructurings (“TDRs”) was $8.8 million as compared to $9.7 million at September 30, 2021. All of the $8.8 million of TDRs at September 30, 2022 were non-accrual loans.

TDRs at September 30, 2022 were comprised of seven residential loans totaling $620,000, seven commercial real estate loans totaling $8.2 million and four consumer loans (home equity loans, home equity lines of credit, auto and other) totaling $38,000.

For the year ended September 30, 2022, 5 loans totaling $395,000 were removed from TDR status due to the completion of timely payments or paying off the balance.

The Company has also granted pandemic-related forbearance for loans that are not defined as a TDR. The one loan relationship still in forbearance at September 30, 2022 included $4.2 million in commercial real estate and $368,000 in commercial loans.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2022
Residential first mortgage loans:
One- to four-family	6	$367	14	$1,140	20	$1,507
Construction	-	-	-	-	-	-
Commercial	2	440	2	19	4	459
Commercial real estate	-	-	5	247	5	247
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	2	144	4	63	6	207
Auto loans	2	2	3	13	5	15
Other	1	31	-	-	1	31
Total	13	$984	28	$1,482	41	$2,466
At September 30, 2021
Residential first mortgage loans:
One- to four-family	8	$580	26	$1,744	34	$2,324
Construction	-	-	-	-	-	-
Commercial	-	-	4	1,257	4	1,257
Commercial real estate	-	-	4	2,350	4	2,350
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	5	159	5	159
Auto loans	4	5	-	-	4	5
Other	-	-	2	9	2	9
Total	12	$585	41	$5,519	53	$6,104

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

At September 30, 2022, the Company classified approximately $8.0 million of our assets as Special Mention, of which $7.8 million were commercial and commercial real estate loans, and $16.5 million as Substandard, of which $14.8 million were commercial and commercial real estate loans. No loans were classified Doubtful or Loss. At September 30, 2021, we classified approximately $20.6 million of our assets as Special Mention, of which $20.3 million were commercial and commercial real estate loans, and $26.5 million as Substandard, of which $23.3 million were commercial and commercial real estate loans. No loans were classified as Doubtful or Loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2022 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$18,113	$15,400
Charge-offs:
Residential first mortgage loans:
One- to four-family	(19)	(83)
Construction	-	-
Commercial	-	(209)
Commercial real estate	(23)	(76)
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	(6)	(9)
Auto loans	(40)	(274)
Other	(22)	(1)
Total charge-offs	(110)	(652)
Recoveries:
Residential first mortgage loans:
One- to four-family	382	311
Construction	-	-
Commercial	-	-
Commercial real estate	35	99
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	9	9
Auto loans	99	246
Other	-	-
Total recoveries	525	665
Net recoveries	415	13
Provision for loan losses	-	2,700
Balance at end of year	$18,528	$18,113
Net charge-offs to average loans outstanding:
Residential first mortgage loans:
One- to four-family	(0.03)%	(0.02)%
Construction	0.00%	0.00%
Commercial	0.00%	0.02%
Commercial real estate	0.00%	0.00%
Obligations of states and political subdivisions	0.00%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Auto loans	0.00%	0.00%
Other	0.00%	0.00%
Total Net charge-offs	(0.03)%	(0.00)%
Credit quality ratios:
Allowance for loan losses to non-performing loans at end of year	122.85%	114.16%
Allowance for loan losses to total loans at end of year	1.27%	1.33%

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

	2022			2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$5,122	27.64%	42.86%	$4,114	22.71%	42.70%
Construction	319	1.72	1.72	187	1.03	1.03
Commercial	698	3.77	2.62	1,041	5.75	4.67
Commercial real estate	10,754	58.04	46.68	10,470	57.80	43.50
Obligations of states and political subdivisions	283	1.53	2.78	393	2.17	4.13
Home equity loans and lines of credit	361	1.95	2.97	318	1.76	2.83
Auto loans	22	0.12	0.25	232	1.28	1.02
Other	22	0.12	0.12	21	0.12	0.12
Total allocated allowance	17,581	94.89	100.00	16,776	92.62	100.00
Unallocated allowance	947	5.11	-	1,337	7.38	-
Total allowance for loan losses	$18,528	100.00%	100.00%	$18,113	100.00%	100.00%

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

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our investment policy is reviewed annually by our ALCO/Investment Management Committee. All policy changes recommended by this management committee must be approved by the Board of Directors. The Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Controller, Chief Operating Officer, Chief Banking Officer, Director of Consumer Lending, Chief Risk Officer.  Authority to make investments under the approved guidelines is delegated by the Committee to appropriate officers. While general investment strategies are developed and authorized by the ALCO/Investment Management Committee, the execution of specific actions rests with the Chief Financial Officer.

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

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2022 was $14.3 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2022 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

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

Our policy is to evaluate for other-than-temporary impairment of debt securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2022, declines represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio not carried at fair value at September 30, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years			More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities	-%	-		%	-	5,515%	1.33	49,331%	1.74	54,846	45,577%	1.60
U.S. government agency securities						2,439	2.03	-	-	2,439	1,969	2.03
Total investment securities held to-maturity	$-%	-	$-%		-	$7,954%	1.54	$49,331%	1.74	$57,285	$47,546%	1.62

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

At September 30, 2022, our deposits totaled $1.4 billion. Interest-bearing demand, savings and club, and money market deposits totaled $956.3 million at September 30, 2022. At September 30, 2022, we had a total of $133.7 million in certificates of deposit. Noninterest-bearing demand deposits totaled $290.1 million.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2022, we had no brokered certificates of deposits, a decrease of $225.0 million from the prior fiscal year end.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2022			2021
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$277,189	17.80%	-%	$264,160	16.12%	-%
Interest bearing demand accounts	325,281	20.88%	0.10%	270,238	16.49%	0.10%
Money market	426,771	27.40%	0.16%	409,568	25.00%	0.16%
Savings and club	197,616	12.69%	0.05%	178,534	10.90%	0.05%
Certificates of deposit	330,657	21.23%	0.47%	515,937	31.49%	0.86%
Total deposits	$1,557,514	100.00%	0.17%	$1,638,437	100.00%	0.33%

As of September 30, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $494.6 million. In addition, as of September 30, 2022, the portion of certificates of deposit in excess of the FDIC insurance limit was $14.6 million. The following table sets forth the maturity of those certificates as of September 30, 2022.

At September 30, 2022
(In thousands)
Three months or less	$3,343
Over three months through six months	1,340
Over six months through one year	5,371
Over one year	4,548
Total	$14,602

At September 30, 2022, $85.5 million of our certificates of deposit had maturities of one year or less.

Borrowings

At September 30, 2022, we had the ability to borrow approximately $756.1 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking, electronic banking solutions and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2022, the Bank had the second largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees and Human Capital Resources

As of September 30, 2022, we had 230 full-time employees, and 20 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC “) under the Deposit Insurance Fund (“DIF”). We are subject to extensive regulation by the Pennsylvania Department of Banking and Securities (the “Department”), our chartering agency, and by the FDIC, our primary federal regulator. We must file reports with the Department and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Department and the FDIC to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on us and our operations.

Regulation by the Pennsylvania Department of Banking and Securities

The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”), contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. The Department may also take enforcement actions against savings banks and may appoint a receiver or conservator for a savings bank under certain circumstances.

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

•	limits the activities and investment authority of the Bank;
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

Before engaging in a new activity as principal that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured savings bank must seek approval from the FDIC to engage in such activity. The FDIC will not approve the activity unless the savings bank meets its minimum capital requirements, and the FDIC determines that the activity does not present a significant risk to the DIF. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions. Although the Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.

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

Deposit accounts in the Bank are insured by the FDIC’s DIF generally up to a maximum of $250,000 per depositor for each account ownership category.

The FDIC charges insured depository institutions risk-based assessments to maintain the DIF.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits.  Assessments for most banks are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years.  The assessment range (inclusive of possible adjustments) for institutions of the Bank’s size is 1.5 basis points to 30 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments, except that no adjustment can be made without notice and comment rulemaking. The FDIC issued a notice of proposed rulemaking in June 2022 and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points, beginning in the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). No institution may pay a dividend if in default of the federal deposit insurance assessment.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

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

Institutions with total consolidated assets of less than $10 billion that meet certain other requirements (including off-balance sheet exposure of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 8.5% for calendar year 2021 and 9% thereafter.  Eligible institutions with a capital level meeting or exceeding the specified requirement and electing to use the community bank leverage ratio framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.  A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report.  An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the community bank leverage ratio requirements or comply with the general capital regulations, including the risk-based capital requirements. The Bank did not opt into the community bank leverage ratio framework as of September 30, 2022.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2022, the Bank’s capital exceeded all applicable requirements.

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

As of September 30, 2022, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

Community Reinvestment Act

Under the Community Reinvestment Act (the “CRA”), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess the depository institution’s record of meeting the credit needs of its community and consider that record in its consideration of certain applications by the institution, such as for a merger or the establishment of a branch office. The FDIC may use an unsatisfactory CRA examination rating as the basis for denying such an application. The Bank received a “Needs to Improve” CRA rating from the FDIC in its most recent CRA evaluation.

On May 5, 2022, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and the related regulatory framework.

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

Holding Company Regulation

The Company is a bank holding company that has elected to be a financial holding company and is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy regulations for bank holding companies on a consolidated basis. Consolidated regulatory capital requirements identical to those applicable to the subsidiary institutions apply to bank holding companies with $3 billion or more in consolidated assets.  Bank holding companies with under $3 billion of consolidated assets, including the Company, are not subject to the consolidated requirements unless otherwise directed by the Federal Reserve Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the Paycheck Protection Program (“PPP”) during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2021) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed.  If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2021 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The PPP ended on May 31, 2021, though existing borrowers may still be eligible for loan forgiveness.  As of September 30, 2022 the Company had eleven PPP loans totaling $702,000, compared to 180 PPP loans totaling $22.6 million as of September 30, 2021.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2022, the Bank’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The alternative minimum tax for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 100% for the tax years beginning after December 31, 2018 of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At September 30, 2022, the Bank had a $139,000 minimum tax credit carryforward.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At September 30, 2022, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent three-year period. The 2018, 2019, 2020 and 2021 tax years remain open. The tax returns filed for the fiscal years ended September 30, 2019, 2020 and 2021 represents tax years 2018, 2019 and 2020, respectively. The Company has not yet filed its tax return for the fiscal year ended September 30, 2022 which represents the 2021 tax year.

State Taxation

ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax. The Corporation Net Income Tax rate for fiscal year 2022 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings or income received or accrued from all sources during the year, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter, can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A.	Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

Economic and Market Area

Changes in economic conditions, in particular an economic slowdown in the markets we operate in, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in the markets we operate in, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or non-interest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn or prolonged recession may result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt its business. If we experience an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

The COVID-19 pandemic could continue to pose risks and could harm our business, our results of operations and the prospects of the Company.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

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

ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2022, the fair value of our investment securities available for sale totaled $208.6 million. Unrealized net losses on these available for sale securities totaled approximately $17.6 million at September 30, 2022 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in the Bank’s Economic Value of Equity (“EVE”) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2022, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $13.3 million, or 3.2%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale, which creates potential volatility in our equity and may have an adverse impact on our net income.

As of September 30, 2022, our securities portfolio totaled $265.9 million, or 14.3% of our total assets. Investment securities typically have lower yields than loans. For the year ended September 30, 2022, the weighted average yield of our investment securities portfolio was 2.78%, as compared to 4.07% for our loan portfolio.

Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at September 30, 2022, $208.6 million, or 78.5% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our Continued Emphasis on Commercial Real Estate Lending Increases Our Exposure to Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2022, $678.8 million, or 46.6%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

At September 30, 2022, our largest commercial real estate lending relationship was $17.8 million of loans located in Lehigh County, Pennsylvania and secured by real estate. These loans were performing in accordance with its repayment terms. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans.”

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

At September 30, 2022, the Company and the Bank conducted our business through 21 full-service branch offices located in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware and Montgomery Counties, Pennsylvania. We own 13 properties and lease 12 properties inclusive of the 21 full service-branch offices referred to above.

The net book value of our premises, land and equipment was $13.1 million at September 30, 2022.

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

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp’s common stock as of September 30, 2022 was 1,656. Certain shares of ESSA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2022 through July 31, 2022	79,292	$17.07	79,292	403,653
August 1, 2022 through August 31, 2022	13,802	18.60	13,802	389,851
September 1, 2022 through September 31, 2022	-	-	-	389,851
Total	93,094	$17.16	93,094

On May 25, 2022 the Company announced that its Board of Directors had approved a tenth stock repurchase program for up to 500,000 shares of its common stock. The Company has purchased 110,149 shares pursuant to this plan during the fiscal year ended September 30, 2022. The Company may repurchase the shares from time to time through open market purchases, privately negotiated stock transactions or in any other manner that is compliant with applicable securities law.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Our business strategy is to grow and improve our profitability by:

•	Increasing customer relationships through the offering of excellent service and the distribution of that service through effective delivery systems;
•	Continuing to transform into a full service community bank by meeting the financial services needs of our customers;
•	Continuing to develop into a high performing financial institution, in part by increasing net interest and fee income and managing operating expenses efficiently;
•	Remaining within our risk management parameters; and
•	Employing affordable technology to increase profitability and improve customer service.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in fiscal 2022 or fiscal 2021.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in fiscal 2022 or fiscal 2021.

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

Comparison of Financial Condition at September 30, 2022 and September 30, 2021

Total Assets. Total assets increased $381,000, or 0.02%, to $1.9 billion at September 30, 2022, compared to September 30, 2021.

Cash and Due from Banks. Cash and due from banks decreased $126.9 million, or 86.4%, to $20.0 million at September 30, 2022 from $146.8 million at September 30, 2021. The primary reason for the decrease was an increase in loans receivable.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $4.1 million, or 34.2%, to $8.0 million at September 30, 2022 from $12.1 million at September 30, 2021.

Investment Securities Available for Sale and Held to Maturity. Investment securities available for sale decreased $31.9 million, or 13.3%, to $208.6 million at September 30, 2022 from $240.6 million at September 30, 2021. The decrease was due primarily to decreases in US government Treasury securities of $100.0 million, obligations of states and political subdivisions of $3.3 million and other debt securities of $3.5 million, which were offset in part by increases in US government agency securities of $7.3 million, US government mortgage backed securities of $55.1 million, and corporate securities of $12.5 million. The Company had $54.8 million in US government mortgage backed securities and $2.4 million of US government agency securities which were classified as held to maturity at September 30, 2022.

Net Loans. Net loans increased $94.9 million, or 7.1%, to $1.4 billion at September 30, 2022 from September 30, 2021. The primary reasons for the increase were increases in residential real estate loans, construction loans, commercial real estate loans, home equity loans and lines of credit and other loans, offset in part by decreases in commercial loans, obligations of states and political subdivisions and auto loans. Commercial real estate loans increased by $87.7 million to $678.8 million at September 30, 2022 from $591.1 million at September 30, 2021. Commercial loans decreased $25.3 million to $38.2 million at September 30, 2022 from $63.5 million at September 30, 2021 due primarily to declines in PPP loans of $21.9 million.  Obligations of states and political subdivisions decreased by $15.7 million to $40.4 million at September 30, 2022 from $56.2 million at September 30, 2021. One- to four-family loans increased by $43.1 million to $623.4 million at September 30, 2022 from $580.3 million at September 30, 2021. The Company paused its sales of one- to four-family mortgage loans to the Federal Home Loan Bank of Pittsburgh during the fiscal first quarter of the year due to increasing interest rates. Home equity loans and lines of credit increased by $4.7 million to $43.2 million at September 30, 2022 from $38.4 million at September 30, 2021. Auto loans decreased $10.2 million to $3.6 million at September 30, 2022 from $13.9 million at September 30, 2021. The Company discontinued indirect auto lending in July 2018.

Deposits. Deposits decreased by $256.1 million, or 15.6%, to $1.4 billion at September 30, 2022, primarily as a result of decreases in interest bearing demand accounts, money market accounts, and certificates of deposit partially offset by increases in savings accounts and non-interest bearing demand accounts. Noninterest bearing demand accounts were $290.1 million, up 12.5% from September 30, 2021. Interest bearing demand accounts declined to $357.5 million from September 30, 2021 as the Bank shifted $225.0 million in brokered deposits to FHLB advances to take advantage of lower interest rates. Money market accounts were $402.1 million at September 30, 2022, down 6.1% from September 30, 2021. Certificates of deposit declined to $133.7 million from $209.9 million at September 30, 2021.

Borrowed Funds. Borrowed funds, short term and other, increased to $230.8 million at September 30, 2022 from no borrowed funds at September 30, 2021 as the Company shifted funding from brokered deposits. All borrowed funds are from the FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $10.5 million, or 5.2%, to $212.3 million at September 30, 2022 from $201.8 million at September 30, 2021. The increase was primarily due to net income of $20.1 million partially offset by other comprehensive loss of $3.6 million, cash dividends paid of $5.3 million and common stock repurchases of $1.9 million.

Comparison of Operating Results for the Years Ended September 30, 2022 and September 30, 2021

Net Income. Net income increased by $3.6 million, or 22.2%, to $20.1 million for the fiscal year ended September 30, 2022 from $16.4 million for the fiscal year ended September 30, 2021. The increase was primarily due to a decrease in interest expense, a decrease in the provision for loan losses and an increase in interest income partially offset by a decrease in noninterest income, increase in non-interest expense and an increase in income taxes.

Net Interest Income. Net interest income increased by $6.9 million, or 13.0%, to $59.8 million for fiscal year 2022 from $52.9 million for fiscal year 2021, primarily due to the decreases in interest expense from deposits and short-term borrowings, and an increase in total interest income.

Interest Income. Interest income increased $4.1 million, or 7.0%, to $62.8 million for fiscal year 2022 from $58.7 million for fiscal year 2021. The increase resulted from an increase of 28 basis points in the overall yield on interest earning assets to 3.56% from 3.28%, which had the effect of increasing interest income by $3.5 million along with a decrease of $21.2 million in average interest earning assets, which had the effect of increasing interest income by $663,000. The decrease in average interest earning assets during 2022 compared to 2021 included decreases in average loans receivable of $18.4 million and other assets of $66.5 million. These decreases were partially offset by increases in average mortgage backed securities of $45.6 million, average FHLB stock of $3.1 million and average investment securities of $14.6 million. The average yield on loans increased to 4.07% for the fiscal year 2022, from 3.91% for the fiscal year 2021. The average yields on investment securities remained at 2.78% and the average yields on mortgage backed securities increased to 2.04% for 2022 from 1.55% for the 2021 period.

Interest Expense. Interest expense decreased $2.8 million, or 47.5%, to $3.0 million for fiscal year 2022 from $5.8 million for fiscal year 2021. The decrease in interest expense resulted from a 19 basis point decrease in the overall cost of interest bearing liabilities to 0.23% for fiscal 2022 from 0.42% for fiscal 2021 which had the effect of decreasing interest expense by $1.7 million along with a decrease in average interest bearing liabilities which had the effect of decreasing interest expense by $1.1 million. For fiscal 2022, average borrowed funds increased $45.4 million compared to fiscal 2021. Average savings and club accounts increased by $19.1 million, average interest bearing demand deposit accounts increased $55.0 million, average money market accounts increased $17.2 million and average certificates of deposit decreased $185.3 million. The cost of money market accounts remained at 0.16% for fiscal year 2022. The cost of interest bearing demand deposit accounts remained at 0.10% for fiscal year 2022. The cost of savings and club accounts remained at 0.05% for fiscal 2022. The cost of certificates of deposit decreased to 0.47% from 0.87% and the cost of borrowed funds decreased to 0.61% from 1.48% for fiscal years 2022 and 2021, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made no loan loss provision for fiscal year 2022 compared to a $2.7 million provision for the 2021 fiscal year. The allowance for loan losses was $18.5 million, or 1.27% of loans outstanding, at September 30, 2022, compared to $18.1 million, or 1.33% of loans outstanding, at September 30, 2021.

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

Non-Interest Income. Non-interest income decreased $3.0 million, or 26.0%, to $8.5 million for the year ended September 30, 2022, from $11.5 million for the comparable 2021 period. The decrease was primarily due to decreases in gain on sale of investments, net of $460,000, gain on sale of loans, net of $1.9 million, service charges and fees on loans of $35,000, loan swap fees of $341,000, earnings on bank owned life insurance of $95,000, insurance commissions of $70,000 and other noninterest income of $147,000. Gain on sale of loans declined as the Company paused sales of one-to-four family residential mortgages due to increasing interest rates. These decreases were offset, in part, by increases in service fees on deposit accounts of $6,000 and trust and investment fees of $105,000.

Non-Interest Expense. Non-interest expense increased $1.5 million, or 3.6%, to $43.3 million for fiscal year 2022 from $41.8 million for the comparable period in 2021. The primary reasons for the increase in noninterest expense were increases in compensation and employee benefits of $330,000, occupancy and equipment of $161,000, professional fees of $1.4 million, data processing of $141,000, advertising of $131,000 and a decrease in gain on foreclosed real estate of $466,000. These increases were partially offset by decreases in prepayment on FHLB advances of $254,000, FDIC insurance premiums of $511,000 and other expenses of $330,000.

Income Taxes. Income tax expense of $4.9 million was recognized for fiscal year 2022 compared to an income tax expense of $3.5 million recognized for fiscal year 2021. The effective tax rate for the year ended September 30, 2022 was 19.7% compared to 17.5% for the 2021 period.

Average Balance Sheets for the Years Ended September 30, 2022 and 2021

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$1,376,133	$56,051	4.07%	$1,394,498	$54,459	3.91%
Investment securities
Taxable (3)	100,019	2,788	2.79%	80,254	2,255	2.81%
Exempt from federal income tax (3) (4)	2,947	61	2.62%	8,068	156	2.45%
Total investment securities	102,966	2,849	2.78%	88,322	2,411	2.78%
Mortgage-backed securities	138,237	2,820	2.04%	92,282	1,429	1.55%
Regulatory stock	7,397	404	5.46%	4,295	204	4.75%
Other	142,473	688	0.48%	208,964	184	0.09%
Total interest-earning assets	1,767,206	62,812	3.56%	1,788,361	58,687	3.28%
Allowance for loan losses	(18,265)			(16,885)
Noninterest-earning assets	114,939			114,232
Total assets	$1,863,880			$1,885,708
Interest-bearing liabilities:
Interest bearing demand accounts	325,281	324	0.10%	270,238	273	0.10%
Money market accounts	426,771	678	0.16%	409,568	667	0.16%
Savings and club accounts	197,616	104	0.05%	178,534	94	0.05%
Certificates of deposit	330,657	1,546	0.47%	515,937	4,488	0.87%
Borrowed funds	63,754	389	0.61%	18,310	271	1.48%
Total interest-bearing liabilities	1,344,079	3,041	0.23%	1,392,587	5,793	0.42%
Non-interest bearing demand accounts	277,189			264,160
Noninterest-bearing liabilities	30,693			30,686
Total liabilities	1,651,961			1,687,433
Equity	211,919			198,275
Total liabilities and equity	$1,863,880			$1,885,708
Net interest income		$59,771			$52,894
Interest rate spread			3.33%			2.86%
Net interest-earning assets	$423,127			$395,774
Net interest margin (5)			3.38%			2.96%
Average interest-earning assets to average interest-bearing liabilities		131.48%			128.42%

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Interest income on loans includes net amortized costs on loans totaling $204,000 in 2022 and $204,000 in 2021.
(3)	Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21%.
(5)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for 2022 or 2021

	For the Years Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$(756)	$2,348	$1,592
Investment securities	442	(4)	438
Mortgage-backed securities	851	540	1,391
Regulatory stock	166	34	200
Other	(40)	544	504
Total interest-earning assets	663	3,462	4,125
Interest-bearing liabilities:
NOW accounts	51	-	51
Money market accounts	11	-	11
Savings and club accounts	10	-	10
Certificates of deposit	(1,290)	(1,652)	(2,942)
Borrowed funds	155	(37)	118
Total interest-bearing liabilities	(1,063)	(1,689)	(2,752)
Net change in interest income	$1,726	$5,151	$6,877

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2022, the level of net interest income at risk in a 200 basis points increase or a 100 basis point decrease was within the Company’s policy limit of a decline less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2022.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	67,143	(1,449)	(2.1)
Static	68,592	-	-
+100	69,307	715	1.0
+200	69,810	1,218	1.8
+300	70,376	1,784	2.6
+400	70,913	2,321	3.4

The above table indicates that as of September 30, 2022, in the event of a 400 basis point instantaneous increase in interest rates, the Company would experience an 3.4%, or $2.3 million, increase in net interest income. In the event of a 100 basis point decrease in interest rates, the Company would experience a 2.1%, or $1.4 million, decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2022.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-100	410,728	1,264	0.3
Flat	409,464	-	-
+100	405,252	(4,212)	(1.0)
+200	396,169	(13,295)	(3.2)
+300	387,926	(21,538)	(5.3)
+400	379,261	(30,203)	(7.4)

The preceding table indicates that as of September 30, 2022, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 7.4%, or $30.2 million, decrease in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 0.3%, or $1.3 million, increase in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2022, $27.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts. There were $8.0 million in short-term investment securities (maturing in one year or less) at September 30, 2022. As of September 30, 2022, we had $230.8 million in borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $756.1 million.

At September 30, 2022, we had $431.7 million in loan commitments outstanding, which included $212.7 million in undisbursed construction loans, $53.9 million in unused home equity lines of credit, $114.2 million in commercial lines of credit and $36.4 million in other unused commitments. Certificates of deposit due within one year of September 30, 2022 totaled $85.5 million, or 64.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2022. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $22.7 million and $19.4 million for the years ended September 30, 2022 and 2021, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used) provided by investing activities was $(128.1) million and $31.8 million in fiscal years 2022 and 2021, respectively, principally reflecting our loan and investment security activities in the respective periods. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $129.2 million and $111.4 million in the years ended September 30, 2022 and 2021, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash used for financing activities of $25.6 million in fiscal year 2022, and $48.1 million in fiscal year 2021.

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

For fiscal year 2022, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.  The Company used derivative financial instruments as part of its interest rate hedging activities in 2022.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

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

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B.	Other Information

    None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “— Directors and Executive Officers,” “— Corporate Governance and Code of Ethics and Business Conduct” and “— Board Meetings and Committees” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year end (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2022 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—	$—	71,724
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	71,724

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(A)	Report on Management’s Assessment of Internal Control over Financial Reporting
(B)	Report of Independent Registered Public Accounting Firm
(C)	Consolidated Balance Sheet - at September 30, 2022 and 2021
(D)	Consolidated Statement of Income - Years ended September 30, 2022 and 2021
(E)	Consolidated Statement of Comprehensive Income (Loss) – Years ended September 30, 2022 and 2021
(F)	Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2022 and 2021
(G)	Consolidated Statement of Cash Flows - Years ended September 30, 2022 and 2021
(H)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(1)

3.2	Bylaws of ESSA Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of ESSA Bancorp, Inc.(1)

4.2	Description of Capital Stock of ESSA Bancorp, Inc.(2)

10.1	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Gary S. Olson dated April 23, 2013(3)

10.2	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Allan A. Muto dated January 3, 2022(4)

10.3	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Peter A. Gray dated January 3, 2022(4)

10.4	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Charles D. Hangen dated January 3, 2022(4)

10.5	Supplemental Executive Retirement Plan(5)

10.6	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(5)

10.7	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(5)

10.8	Endorsement Split Dollar Life Insurance Agreement for Charles D Hangen(5)

10.9	Endorsement Split Dollar Life Insurance Agreement for Ms. Weekes and Messrs. Henning, Kutteroff, Selig, and Regan(5)

10.10	ESSA Bancorp, Inc. 2016 Equity Incentive Plan(6)

10.11	ESSA Bank & Trust Performance Based Long-Term Incentive Plan

10.12	ESSA Bank & Trust Amended and Restated Executive/Management Annual Incentive Compensation Plan(7)

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive data File (formatted as Inline XBRL and contained in Exhibit 101)

1	Incorporated by reference to the Registration Statement on Form S-1 of ESSA Bancorp, Inc. (file no. 333-139157), originally filed with the Securities and Exchange Commission on December 7, 2006.
2	Incorporated by reference to Exhibit 4.2 of ESSA Bancorp, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2020.

3	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013.
4	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2022.
5	Incorporated by reference to ESSA Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
6

Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of ESSA Bancorp, Inc. (file no. 001-33384), filed by ESSA Bancorp, Inc. under the Exchange Act on January 26, 2016.

7	Incorporated by reference to ESSA Bancorp, Inc’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2021.

Item 16.	Form 10-K Summary

None.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2022, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2022, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESSA Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESSA Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2022 and 2021; the related consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $1.5 billion as of September 30, 2022, and the associated ALL was $18.5 million. As discussed in Note 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in economic conditions, portfolio composition trends, classified loan trends, delinquency trends, and external factors.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 14, 2022

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2022	2021
	(dollars in thousands)
ASSETS
Cash and due from banks	$19,970	$146,841
Interest-bearing deposits with other institutions	7,967	12,105
Total cash and cash equivalents	27,937	158,946
Investment securities available for sale, at fair value	208,647	240,581
Investment securities held to maturity, at amortized cost	57,285	21,483
Loans receivable (net of allowance for loan losses of $18,528 and $18,113)	1,435,783	1,340,853
Loans held for sale	-	381
Regulatory stock, at cost	14,393	4,651
Premises and equipment, net	13,126	13,605
Bank-owned life insurance	38,240	37,481
Foreclosed real estate	29	461
Intangible assets, net	281	520
Goodwill	13,801	13,801
Deferred income taxes	5,375	4,613
Derivative and hedging assets	24,481	2,554
Other assets	22,439	21,506
TOTAL ASSETS	$1,861,817	$1,861,436
LIABILITIES
Deposits	$1,380,021	$1,636,115
Short-term borrowings	230,810	-
Advances by borrowers for taxes and insurance	11,803	4,949
Derivative and hedging liabilities	9,176	1,756
Other liabilities	17,670	16,794
TOTAL LIABILITIES	1,649,480	1,659,614
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,371,022 and 10,461,443 outstanding at September 30, 2022 and 2021, respectively)	181	181
Additional paid-in capital	182,173	181,659
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(6,462)	(6,915)
Retained earnings	139,139	124,342
Treasury stock, at cost; 7,762,073 and 7,671,652 shares at September 30, 2022 and 2021, respectively	(99,800)	(98,127)
Accumulated other comprehensive (loss) income	(2,894)	682
TOTAL STOCKHOLDERS’ EQUITY	212,337	201,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,861,817	$1,861,436

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2022	2021
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$56,051	$54,459
Investment securities:
Taxable	5,608	3,684
Exempt from federal income tax	61	156
Other investment income	1,092	388
Total interest income	62,812	58,687
INTEREST EXPENSE
Deposits	2,652	5,522
Short-term borrowings	389	209
Other borrowings	-	62
Total interest expense	3,041	5,793
NET INTEREST INCOME	59,771	52,894
Provision for loan losses	-	2,700
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	59,771	50,194
NONINTEREST INCOME
Service fees on deposit accounts	3,094	3,088
Services charges and fees on loans	1,830	1,865
Loan swap fees	311	652
Unrealized gain on equity securities	4	15
Trust and investment fees	1,635	1,530
Gain on sale of investment securities, net	-	460
Gain on sale of loans, net	239	2,174
Earnings on bank-owned life insurance	759	854
Insurance commissions	573	643
Other	65	212
Total noninterest income	8,510	11,493
NONINTEREST EXPENSE
Compensation and employee benefits	26,233	25,903
Occupancy and equipment	4,573	4,412
Professional fees	3,512	2,127
Data processing	4,577	4,436
Advertising	767	636
Federal Deposit Insurance Corporation (“FDIC”) premiums	573	1,084
Gain on foreclosed real estate	(226)	(692)
Amortization of intangible assets	239	271
Prepayment penalty on FHLB Advances	-	254
Other	3,029	3,359
Total noninterest expense	43,277	41,790
Income before income taxes	25,004	19,897
Income taxes	4,934	3,473
NET INCOME	$20,070	$16,424
Earnings per share:
Basic	$2.06	$1.65
Diluted	$2.06	$1.65
Dividends per share	$0.54	$0.47

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2022	2021
	(dollars in thousands)
Net income	$20,070	$16,424
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding loss	(20,053)	(1,069)
Tax effect	4,212	227
Reclassification of gains recognized in net income	-	(460)
Tax effect	-	97
Net of tax amount	(15,841)	(1,205)
Pension plan adjustment:
Unrealized holding gain	749	1,710
Tax effect	(158)	(360)
Reclassification adjustment related to actuarial gain	263	221
Tax effect	(55)	(46)
Net of tax amount	799	1,525
Derivative and hedging activities adjustments:
Changes in unrealized gain on derivative included in net income	15,330	3,591
Tax effect	(3,214)	(754)
Reclassification adjustment for (gains) losses on derivatives included in net income	(823)	2,001
Tax effect	173	(420)
Net of tax amount	11,466	4,418
Total other comprehensive (loss) income	(3,576)	4,738
Comprehensive income	$16,494	$21,162

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Equity
		(dollars in thousands except share and per share data)
Balance, September 30, 2020	10,876,869	$181	$181,487	$(7,350)	$112,612	$(91,477)	$(4,056)	191,397
Net income					16,424			16,424
Other comprehensive income							4,738	4,738
Cash dividends declared ($0.47 per share)					(4,694)			(4,694)
Stock-based compensation			515					515
Allocation of ESOP stock			207	435				642
Allocation of treasury shares to incentive plan	34,274		(550)			428		(122)
Treasury shares purchased	(449,700)		-			(7,078)		(7,078)
Balance, September 30, 2021	10,461,443	181	181,659	(6,915)	124,342	(98,127)	682	201,822
Net income					20,070			20,070
Other comprehensive loss							(3,576)	(3,576)
Cash dividends declared ($0.54 per share)					(5,273)			(5,273)
Stock-based compensation			517					517
Allocation of ESOP stock			339	453				792
Allocation of treasury shares to incentive plan	19,728		(342)			211		(131)
Treasury shares purchased	(110,149)					(1,884)		(1,884)
Balance, September 30, 2022	10,371,022	$181	$182,173	$(6,462)	$139,139	$(99,800)	$(2,894)	$212,337

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2022	2021
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$20,070	$16,424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	2,700
Provision for depreciation and amortization	1,073	1,055
Amortization and accretion of discounts and premiums, net	(377)	(1,317)
Net gain on sale of investment securities	-	(460)
Compensation expense from ESOP	792	642
Stock-based compensation	517	515
Amortization of right-of-use-asset	869	860
Unrealized gain on equity securities	(4)	(15)
Gain on sale of loans, net	(239)	(2,174)
Origination of mortgage loans sold	(12,939)	(67,550)
Proceeds from sale of mortgage loans originated for sale	13,559	69,551
(Increase) decrease in accrued interest receivable	(1,154)	1,370
Increase (decrease) in accrued interest payable	155	(591)
Earnings on bank-owned life insurance	(759)	(854)
Deferred federal income taxes	(188)	1,210
Decrease in accrued pension liability	(410)	(484)
Gain on foreclosed real estate	(226)	(692)
Amortization of intangible assets	239	271
Other, net	1,729	(1,086)
Net cash provided by operating activities	22,707	19,375
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	-	19,673
Proceeds from principal repayments and maturities	123,760	90,957
Purchases	(112,657)	(140,885)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	5,429	764
Purchases	(41,231)	(22,247)
(Increase) decrease in loans receivable, net	(93,586)	76,450
Redemption of regulatory stock	423	6,149
Purchase of regulatory stock	(10,165)	(3,456)
Bank owned life insurance death benefit	-	3,919
Proceeds from sale of foreclosed real estate	469	870
Purchase of premises, equipment, and software	(571)	(401)
Net cash (used) provided by investing activities	(128,129)	31,793
FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(256,094)	92,419
Net increase (decrease) in short-term borrowings	230,810	(111,713)
Repayment of other borrowings	-	(14,164)
Increase (decrease) in advances by borrowers for taxes and insurance	6,854	(2,909)
Purchase of common stock	(1,884)	(7,078)
Dividends on common stock	(5,273)	(4,694)
Net cash used for financing activities	(25,587)	(48,139)
(Decrease) increase in cash and cash equivalents	(131,009)	3,029
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	158,946	155,917
CASH AND CASH EQUIVALENTS AT END OF YEAR	$27,937	$158,946

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES

	Years Ended September 30,
	2022	2021
	(dollars in thousands)
Cash paid:
Interest	$2,886	$6,384
Income taxes	3,447	-
Noncash items:
Transfers from loans to foreclosed real estate	54	370
Initial recognition of operating right-of-use asset	805	-
Initial recognition of operating lease liability	805	-
Unrealized holding loss on investment securities available for sale	(20,053)	(1,529)

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.

Securities classified as held-to-maturity are those that the Company has the positive intent and ability to hold until maturity.  These securities are reported at amortized cost.

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Company also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The realized loss is recognized as impairment charges on securities on the consolidated statements of income. The previous cost basis less the OTTI recognized in earnings becomes the new cost basis of the investment.

Certain equity securities that do not have a readily determinable fair value are stated at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These securities include restricted stock of the Federal Home Loan Bank of Pittsburgh, as well as other equity securities.

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Community Bankers Bank stock. Regulatory stock is carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2022.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2022 and 2021, were not impaired. Total servicing assets included in other assets as of September 30, 2022 and 2021, were $788,000 and $763,000, respectively.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the related assets, which range from 10 to 40 years for buildings, land improvements, and leasehold improvements and three to seven years for furniture, fixtures, and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

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

The other intangible assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2022 and 2021.

The following tables provide information for the carrying amount of goodwill and intangible assets (in thousands):

Goodwill	2022	2021
Balance at beginning of year	$13,801	$13,801
Goodwill acquired	-	-
Balance at end of year	$13,801	$13,801

Intangible assets	2022	2021
Balance at beginning of year	$520	$791
Intangible assets acquired	-	-
Amortization	(239)	(271)
Balance at end of year	$281	$520

Amortizable intangible assets were composed of the following (in thousands):

		September 30,
		2022	2021
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangible	$4,787	$4,506	$4,267

	2022	2021
Aggregate amortization expense:
As of the years ended September 30	$239	$271

Estimated future amortization expense (in thousands):

2023	$190
2024	91
$281

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

Adoption of New Standards

ASC 715 In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. The adoption of ASU 2018-14 did not have a significant impact on the Company’s financial statements.

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

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2022 and 2021.

	2022	2021
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(7,668,387)	(7,431,752)
Average unearned ESOP shares	(656,281)	(701,545)
Average unearned nonvested shares	(46,990)	(54,270)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	9,761,437	9,945,528
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	3,720	1,976
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	9,765,157	9,947,504

At September 30, 2022, there were 21,340 shares of nonvested stock outstanding at an average weighted price of $16.55 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2021 there were 18,229 shares of nonvested stock outstanding at an average weighted price of $16.17 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are summarized as follows (in thousands):

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$61,118	$1	$(5,432)	$55,687
Freddie Mac	53,842	-	(4,532)	49,310
Governmental National Mortgage Association securities	5,411	-	(248)	5,163
Total mortgage-backed securities	120,371	1	(10,212)	110,160
Obligations of states and political subdivisions	10,815	-	(895)	9,920
U.S. government agency securities	9,530	-	(200)	9,330
Corporate obligations	76,692	14	(5,587)	71,119
Other debt securities	8,810	2	(694)	8,118
Total debt securities	$226,218	$17	$(17,588)	$208,647

Held to maturity
Fannie Mae	$30,659	$-	$(5,127)	$25,532
Freddie Mac	24,187	-	(4,142)	20,045
Total	54,846	-	(9,269)	45,577
U.S. government agency securities	2,439	-	(470)	1,969
Total debt securities	$57,285	$-	$(9,739)	$47,546

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$25,614	$766	$(30)	$26,350
Freddie Mac	21,240	574	(42)	21,772
Governmental National Mortgage Association securities	6,801	159	(14)	6,946
Total mortgage-backed securities	53,655	1,499	(86)	55,068
Obligations of states and political subdivisions	12,826	420	-	13,246
U.S. government treasury securities	99,997	-	-	99,997
U.S. government agency securities	1,998	4	-	2,002
Corporate obligations	58,130	940	(453)	58,617
Other debt securities	11,493	273	(115)	11,651
Total debt securities	$238,099	$3,136	$(654)	$240,581

Held to maturity
Fannie Mae	$11,738	$-	$(111)	$11,627
Freddie Mac	9,745	-	(123)	9,622
Total debt securities	$21,483	$-	$(234)	$21,249

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the twelve months ended September 30, 2022 and 2021.

(Dollars in thousands)	2022	2021
Net gains recognized during the period on equity securities	$4	$15
Less: Net gains recognized during the period on equity securities sold during the period	-	-
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$4	$15

The amortized cost and fair value of debt securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,033	$7,953	$-	$-
Due after one year through five years	34,278	32,579	-	-
Due after five years through ten years	71,526	65,447	7,954	6,716
Due after ten years	112,381	102,668	49,331	40,830
Total	$226,218	$208,647	$57,285	$47,546

For the year ended September 30, 2022 the Company did not sell any investment securities.  For the year ended September 30, 2021, the Company realized gross gains of $508,000 and gross losses of $48,000 on proceeds from the sale of investment securities of $19.7 million.

Investment securities with carrying values of $245.5 million and $250.4 million at September 30, 2022 and 2021, respectively, were pledged to secure public deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	74	$67,101	$(8,344)	$13,759	$(2,215)	$80,860	$(10,559)
Freddie Mac	63	59,954	(6,868)	9,401	(1,806)	69,355	(8,674)
Governmental National Mortgage Association securities	13	2,924	(194)	2,182	(54)	5,106	(248)
Obligations of states and political subdivisions	12	9,920	(895)	-	-	9,920	(895)
U.S. government agency securities	4	11,299	(670)	-	-	11,299	(670)
Corporate obligations	88	49,333	(3,394)	19,773	(2,193)	69,106	(5,587)
Other debt securities	17	5,764	(610)	1,759	(84)	7,523	(694)

Total	271	$206,295	$(20,975)	$46,874	$(6,352)	$253,169	$(27,327)

	2021
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	17	$15,410	$(127)	$4,078	$(14)	$19,488	$(141)
Freddie Mac	12	14,466	(165)	-	-	14,466	(165)
Governmental National Mortgage Association securities	4	-	-	2,038	(14)	2,038	(14)
Corporate obligations	28	22,799	(397)	1,937	(56)	24,736	(453)
Other debt securities	8	-	-	2,348	(115)	2,348	(115)
Total	69	$52,675	$(689)	$10,401	$(199)	$63,076	$(888)

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

The Company reviews its position quarterly and has asserted that at September 30, 2022 and 2021, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2022 and 2021, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

4.	LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2022	2021
Real estate loans:
Residential	$623,375	$580,313
Construction	25,024	14,013
Commercial	678,841	591,117
Commercial	38,158	63,500
Obligations of states and political subdivisions	40,416	56,164
Home equity loans and lines of credit	43,170	38,426
Auto loans	3,611	13,852
Other	1,716	1,581
	1,454,311	1,358,966
Less allowance for loan losses	18,528	18,113
Net loans	$1,435,783	$1,340,853

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2022, the Company had outstanding principal balances of $702,000 compared to $22.6 million on September 30, 2021. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on the outstanding PPP loans of $702,000 as of September 30, 2022, the Company has approximately $30,000 in unamortized fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

Included in the September 30, 2022 balances are loans acquired from First Star Bank in 2012, Franklin Security Bank in 2014 and Eagle National Bank in 2015.

There has been $184,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2022. There has been $182,000 in allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2021. In addition, no allowance for loan losses has been reversed.

Loans serviced by the Company for others amounted to $200.2 million and $193.9 million at September 30, 2022 and 2021, respectively. The Company began selling current production residential real estate loans to the FHLB in February 2020.

The Company’s primary business activity is with customers located in counties where its branch offices are located and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2022 and 2021, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

The following tables show the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2022
Real estate loans:
Residential	$623,375	$1,342	$-	$622,033
Construction	25,024	-	-	25,024
Commercial	678,841	12,165	-	666,676
Commercial	38,158	937	-	37,221
Obligations of states and political subdivisions	40,416	-	-	40,416
Home equity loans and lines of credit	43,170	36	-	43,134
Auto Loans	3,611	16	-	3,595
Other	1,716	6	-	1,710
Total	$1,454,311	$14,502	$-	$1,439,809

	Total Loans	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Collectively Evaluated for Impairment
September 30, 2021
Real estate loans:
Residential	$580,313	$2,646	$-	$577,667
Construction	14,013	-	-	14,013
Commercial	591,117	11,166	877	579,074
Commercial	63,500	1,355	-	62,145
Obligations of states and political subdivisions	56,164	-	-	56,164
Home equity loans and lines of credit	38,426	336	-	38,090
Auto Loans	13,852	39	-	13,813
Other	1,581	8	-	1,573
Total	$1,358,966	$15,550	$877	$1,342,539

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2022
With no specific allowance recorded:
Real estate loans:
Residential	$1,239	$2,029	$-	$1,776	$8
Construction	-	-	-	-	-
Commercial	8,384	8,987	-	5,898	-
Commercial	865	905	-	139	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	36	68	-	271	-
Auto loans	16	28	-	18	-
Other	6	19	-	7	-
Subtotal	10,546	12,036	-	8,109	8
With an allowance recorded:
Real estate loans:
Residential	103	108	12	113	-
Construction	-	-	-	-	-
Commercial	3,781	3,928	301	957	-
Commercial	72	83	38	529	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto loans	-	-	-	3	-
Other	-	-	-	-	-
Subtotal	3,956	4,119	351	1,602	-
Total:
Real estate loans:
Residential	1,342	2,137	12	1,889	8
Construction	-	-	-	-	-
Commercial	12,165	12,915	301	6,855	-
Commercial	937	988	38	668	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	36	68	-	271	-
Auto loans	16	28	-	21	-
Other	6	19	-	7	-
Total	$14,502	$16,155	$351	$9,711	$8

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2021
With no specific allowance recorded:
Real estate loans:
Residential	$2,538	$3,610	$-	$3,189	$14
Construction	-	-	-	-	-
Commercial	11,152	13,030	-	7,264	-
Commercial	165	176	-	1,470	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	336	368	-	117	-
Auto loans	39	60	-	49	-
Other	8	21	-	10	-
Subtotal	14,238	17,265	-	12,099	14
With an allowance recorded:
Real estate loans:
Residential	108	112	17	208	-
Construction	-	-	-	-	-
Commercial	14	19	14	3,695	-
Commercial	1,190	1,298	397	2,537	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto loans	-	-	-	21	-
Other	-	-	-	-	-
Subtotal	1,312	1,429	428	6,461	-
Total:
Real estate loans:
Residential	2,646	3,722	17	3,397	14
Construction	-	-	-	-	-
Commercial	11,166	13,049	14	10,959	-
Commercial	1,355	1,474	397	4,007	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	336	368	-	117	-
Auto loans	39	60	-	70	-
Other	8	21	-	10	-
Total	$15,550	$18,694	$428	$18,560	$14

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s credit management team performs an annual review of all commercial relationships $2,000,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company engages an external consultant to conduct loan reviews on at least a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or all criticized relationships equal to or greater than $500,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are evaluated for impairment are given separate consideration in the determination of the allowance.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2022 and 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Commercial real estate loans	$659,104	$6,060	$13,677	$-	$678,841
Commercial	35,322	1,690	1,146	-	38,158
Obligations of states and political subdivisions	40,416	-	-	-	40,416
Total	$734,842	$7,750	$14,823	$-	$757,415

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial real estate loans	$549,360	$20,184	$21,573	$-	$591,117
Commercial	61,657	141	1,702	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	56,164
Total	$667,181	$20,325	$23,275	$-	$710,781

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the loan classes based on payment activity as of September 30, 2022 and 2021 (in thousands):

	Performing	Nonperforming	Total
September 30, 2022
Real estate loans:
Residential	$621,781	$1,594	$623,375
Construction	25,024	-	25,024
Home equity loans and lines of credit	42,832	338	43,170
Auto loans	3,590	21	3,611
Other	1,710	6	1,716
Total	$694,937	$1,959	$696,896

	Performing	Nonperforming	Total
September 30, 2021
Real estate loans:
Residential	$577,448	$2,865	$580,313
Construction	14,013	-	14,013
Home equity loans and lines of credit	37,963	463	38,426
Auto loans	13,809	43	13,852
Other	1,568	14	1,582
Total	$644,801	$3,385	$648,186

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans, purchased credit impaired loans and nonaccrual loans as of September 30, 2022 and 2021 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days	Total	Purchased Credit	Total
	Current	Past Due	Past Due	Past Due	Past Due	Impaired	Loans
September 30, 2022
Real estate loans:
Residential	$621,270	$598	$367	$1,140	$2,105	$-	$623,375
Construction	25,024	-	-	-	-	-	25,024
Commercial	672,875	5,719	-	247	5,966	-	678,841
Commercial	37,160	539	440	19	998	-	38,158
Obligations of states and political subdivisions	40,416	-	-	-	-	-	40,416
Home equity loans and lines of credit	42,842	121	144	63	328	-	43,170
Auto loans	3,462	134	2	13	149	-	3,611
Other	1,685	-	31	-	31	-	1,716
Total	$1,444,734	$7,111	$984	$1,482	$9,577	$-	$1,454,311
September 30, 2021
Real estate loans:
Residential	$576,960	$1,029	$580	$1,744	$3,353	$-	$580,313
Construction	14,013	-	-	-	-	-	14,013
Commercial	587,779	111	-	2,350	2,461	877	591,117
Commercial	62,243	-	-	1,257	1,257	-	63,500
Obligations of states and political subdivisions	56,164	-	-	-	-	-	56,164
Home equity loans and lines of credit	38,223	44	-	159	203	-	38,426
Auto loans	13,576	271	5	-	276	-	13,852
Other	1,513	59	-	9	68	-	1,581
Total	$1,350,471	$1,514	$585	$5,519	$7,618	$877	$1,358,966

Non-Accrual Loans	September 30, 2022	September 30, 2021
Real estate loans:
Residential	$1,594	$2,865
Construction	-	-
Commercial	12,165	11,124
Commercial	958	1,358
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	338	463
Auto loans	21	43
Other	6	14
Total	$15,082	$15,867

There were no loans greater than 90 days delinquent and still accruing interest at September 30, 2022 and 2021.

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of three elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios, and (3) an unallocated allowance not to exceed 10% of total reserves which acts as a contingency against unforeseen future events which may negatively impact the Company’s loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2022, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2022 and 2021 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2020	$4,301	$127	$7,209	$874	$555	$337	$780	$25	$1,192	$15,400
Charge-offs	(83)	-	(76)	(209)	-	(9)	(274)	(1)	-	(652)
Recoveries	311	-	99	-	-	9	246	-	-	665
Provision	(415)	60	3,238	376	(162)	(19)	(520)	(3)	145	2,700
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Individually evaluated for impairment	$17	$-	$14	$397	$-	$-	$-	$-	$-	$428
Collectively evaluated for impairment	4,097	187	10,456	644	393	318	232	21	1,337	17,685
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Charge-offs	(19)	-	(23)	-	-	(6)	(40)	(22)	-	(110)
Recoveries	382	-	35	-	-	9	99	-	-	525
Provision	645	132	272	(343)	(110)	40	(269)	23	(390)	-
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Individually evaluated for impairment	$12	$-	$301	$38	$-	$-	$-	$-	$-	$351
Collectively evaluated for impairment	5,110	319	10,453	660	283	361	22	22	947	18,177
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.  During the year ended September 30, 2022 the Company recorded provision expense for the residential real estate loans, construction real estate loans, commercial real estate loans, home equity loans and lines of credit and other loans segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the commercial loans, obligations of states and political subdivisions, and auto loans segments due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. During the year ended September 30, 2022, the allowance for loan loss for residential real estate loans increased $1.0 million due primarily to an increase in residential real estate loans of $43.1 million.  During the year ended September 30, 2021 the Company recorded provision for loan losses for the construction loan, commercial real estate and commercial loan segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for the residential real estate, obligations of states and political subdivisions, home equity loans and lines of credit, other segments and auto loan segments due to either decreased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments.

The following is a summary of troubled debt restructurings granted during the periods indicated (dollars in thousands).

For the Year Ended September 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	2	$83	$93
Construction	-	-	-
Commercial	-	-	-
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	2	$83	$93

For the Year Ended September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	4	$771	$771
Construction	-	-	-
Commercial	4	8,392	8,392
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	8	$9,163	$9,163

One new troubled debt restructuring granted for the year ended September 30, 2022 totaled $44,000 and was granted interest rate and terms concessions. One new troubled debt restructuring granted for the year ended September 30, 2022 totaled $39,000 and was granted interest rate and interest capitalization concessions.

Of the eight new troubled debt restructurings granted for the year ended September 30, 2021, six loans totaling $2.4 million were granted terms concessions and two loans totaling $6.8 million were granted terms and rate concessions.

For the years ended September 30, 2022 and 2021 there was no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification

As of September 30, 2022, the Company has initiated formal foreclosure proceedings on $748,000 of consumer residential mortgages which have not yet been transferred into foreclosed assets.

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

At September 30, 2022, one of our customers had remained on loan payment deferrals or payments of interest only on loans totaling $4.5 million. In accordance with Section 4013 of the CARES Act and the interagency guidance issued on April 7, 2020, this deferral is not considered a troubled debt restructuring.

5.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2022	2021
Land and land improvements	$6,075	$6,075
Buildings and leasehold improvements	16,030	16,404
Furniture, fixtures, and equipment	13,961	13,495
Construction in process	7	-
	36,073	35,974
Less accumulated depreciation	(22,947)	(22,369)
Total	$13,126	$13,605

Depreciation expense amounted to $896,000 and $886,000 for the years ended September 30, 2022 and 2021 respectively.

6.	DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (dollars in thousands):

	2022		2021
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Noninterest-bearing demand accounts	-%	$290,061	-%	$257,747
Interest bearing demand accounts	0.10	357,516	0.05	551,168
Money market accounts	0.73	402,080	0.14	428,272
Savings and club accounts	0.05	196,696	0.05	189,004
Certificates of deposit	0.49	133,668	0.73	209,924
Total	0.29%	$1,380,021	0.15%	$1,636,115

At September 30, 2022 scheduled maturities of certificates of deposit are as follows (in thousands):

2023	$85,512
2024	26,775
2025	12,383
2026	4,507
2027	4,491
Total	$133,668

The Company had no brokered deposits at September 30, 2022.  Brokered deposits totaled $225.0 million at September 30, 2021. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $14.6 million and $44.9 million at September 30, 2022 and 2021, respectively.

The scheduled maturities of certificates of deposit in denominations of $250,000 or more as of September 30, 2022, are as follows (in thousands):

Within three months	$3,343
Three through six months	1,340
Six through twelve months	5,371
Over twelve months	4,548
Total	$14,602

7.	SHORT-TERM BORROWINGS

As of September 30, 2022, and 2021, the Company had $230.8 million and $0 of short-term borrowings, respectively. There were $4.8 million in advances in 2022 and no advances in 2021 on a $150.0 million line of credit with the FHLB.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. At September 30, 2022, the Company had a borrowing limit of approximately $756.1 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2022	2021
Balance at year-end	$230,810	$—
Maximum amount outstanding at any month-end	230,810	61,713
Average balance outstanding during the year	63,754	12,661
Weighted-average interest rate:
As of year-end	3.37%	—
Paid during the year	0.62%	0.43%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

8.	OTHER BORROWINGS

There were no FHLB long term advances as of September 30, 2022 and 2021.  The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first-mortgage loans.

9.	INCOME TAXES

The provision for income taxes consists of (in thousands):

	2022	2021
Current:
Federal	$4,915	$3,334
State	207	19
Total current taxes	5,122	3,353
Deferred income tax expense	(188)	120
Total income tax provision	$4,934	$3,473

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2022	2021
Deferred tax assets:
Allowance for loan losses	$3,891	$3,804
Net unrealized loss on pension plan	294	507
Investment losses subject to Section 382 limitation	1,685	1,853
Net unrealized loss on securities	3,690	—
Deferred compensation	315	334
Other real estate owned	146	154
Nonaccrual interest	99	109
Employee stock ownership plan	544	544
Other	2,352	2,233
Total gross deferred tax assets	13,016	9,538
Deferred tax liabilities:
Pension plan	1,087	1,001
Mortgage servicing rights	166	161
Premises and equipment	281	256
Net unrealized gain on securities	—	521
Net unrealized gain on derivatives	3,215	167
Low income housing tax credits	1,081	1,013
Other	1,811	1,806
Total gross deferred tax liabilities	7,641	4,925
Net deferred tax assets	$5,375	$4,613

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. The Company’s federal and state income tax returns for taxable years through 2018 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (dollars in thousands):

	2022		2021
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$5,251	21.0%	$4,178	21.0%
Income from bank-owned life insurance	(159)	(0.6)	(179)	(0.9)
Tax-exempt income	(292)	(1.2)	(404)	(2.0)
Low-income housing credits	(45)	(0.2)	(187)	(0.9)
Other, net	179	0.7	65	0.3
Actual tax expense and effective rate	$4,934	19.7%	$3,473	17.5%

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

The off-balance sheet commitments consist of the following (in thousands):

	2022	2021
Commitments to extend credit	$292,563	$254,413
Standby letters of credit	14,490	17,887
Unfunded lines of credit	124,656	119,111

The commitments outstanding at September 30, 2022, contractually mature in less than one year.

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

The Company is required to maintain a reserve balance with certain third party providers.  At September 30, 2022 the reserve balance was $1.2 million.

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

11.   LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company accounts for all its leases in accordance with Topic 842. For the Company, Topic 842 primarily affects the accounting treatment for operating lease agreements in which the Company is the lessee.

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2044. All of our leases are classified as operating leases on the Company’s Consolidated Balance Sheet for both periods.

The following table presents the Consolidated Balance Sheet classification of the Company’s right-of-use assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the Consolidated Balance sheet.

(in thousands)		September 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,075
Total Lease Right-Of-Use Assets		$6,075

(in thousands)		September 30, 2022
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$6,275
Total Lease Liabilities		$6,275

(in thousands)		September 30, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,222
Total Lease Right-Of-Use Assets		$6,222

(in thousands)		September 30, 2021
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$6,370
Total Lease Liabilities		$6,370

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

September 30, 2022
Weighted average remaining lease term
Operating leases	12.2
Weighted average discount rate
Operating leases	2.38%

September 30, 2021
Weighted average remaining lease term
Operating leases	13.3 years
Weighted average discount rate
Operating leases	2.44%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Twelve Months Ended September 30, 2022
Operating lease cost	$1,025
Variable lease cost	330
Net lease cost	$1,355
Lease Costs (in thousands)	Twelve Months Ended September 30, 2021
Operating lease cost	$1,056
Variable lease cost	294
Net lease cost	$1,350

Future minimum payments for leases with initial or remaining terms of one year or more as of September 30, 2022 were as follows:

(in thousands)	Leases
Twelve months Ended:
September 30, 2023	$862
September 30, 2024	702
September 30, 2025	652
September 30, 2026	608
September 30, 2027	471
Thereafter	4,056
Total future minimum lease payments	7,351
Amounts representing interest	(1,076)
Present Value of Net Future Minimum Lease Payments	$6,275

12.	EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

The Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock in 2007 from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at prime, adjustable each January 1st, which was 3.25% at September 30, 2022 and requires an annual payment of principal and interest through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $792,000 and $642,000, for the years ended September 30, 2022 and 2021, respectively.

The following table presents the components of the ESOP shares:

	2022	2021
Allocated shares	390,547	398,180
Shares committed to be released	33,962	33,962
Unreleased shares	645,274	690,556
Total ESOP shares	1,069,783	1,122,698
Fair value of unreleased shares (in thousands)	$13,170	$11,387

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

Restricted stock shares outstanding at September 30, 2022 vest over periods ranging from 1 year to 3 years. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

During the years ended September 30, 2022 and 2021, the Company recorded $517,000 and $515,000 of share-based compensation expense consisting of restricted stock expense.  Expected future compensation expense relating to the restricted shares outstanding, at September 30, 2022 is $519,000 over the remaining vesting period of 3.0 years.

The following is a summary of the status of the Company’s nonvested restricted stock as of September 30, 2022, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2021	42,116	$13.99
Granted	34,080	16.48
Vested	(33,011)	15.39
Forfeited	(7,546)	14.91
Nonvested at September 30, 2022	35,639	$14.88

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

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2022	2021
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$20,895	$20,315
Service cost	-	-
Interest cost	556	450
Actuarial (gains) losses	(5,129)	599
Benefits paid	(3,546)	(469)
Projected benefit obligation at end of year	12,776	20,895
Change in plan assets:
Fair value of plan assets at beginning of year	23,248	20,253
Actual return on plan assets	(3,152)	3,464
Contributions	-	-
Benefits paid	(3,545)	(469)
Fair value of plan assets at end of year	16,551	23,248
Funded status	$3,775	$2,353

Amounts not yet recognized as a component of net periodic pension cost at September 30 (in thousands):

	2022	2021
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$1,401	$2,413

The accumulated benefit obligation for the defined benefit pension plan was $12.8 million and $20.9 million at September 30, 2022 and 2021, respectively.

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2022	2021
Service cost	$-	$-
Interest cost	556	450
Expected return on plan assets	(1,228)	(1,155)
Recognized net actuarial loss	2	221
Settlement loss	260	-
Net periodic benefit	$(410)	$(484)

Weighted-average assumptions used to determine benefit obligations for the years ended September 30:

	2022	2021
Discount rate	5.31%	2.61%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:

	2022	2021
Discount rate [1]	2.61%	2.33%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

1 Discount rates were 2.61% for October 1 - December 31, 2021; 2.66% for January 1 - March 31, 2022; 3.54% for April 1 - June 30, 2022; and 4.50% for July 1 - September 30, 2022

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2022 and 2021 (in thousands):

	September 30, 2022
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$6,670	$-	$6,670
Equity	-	9,831	-	9,831
Investment in short-term investments	-	50	-	50
Total assets at fair value	$-	$16,551	$-	$16,551

	September 30, 2021
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$9,432	$-	$9,432
Equity	-	13,777	-	13,777
Investment in short-term investments	-	39	-	39
Total assets at fair value	$-	$23,248	$-	$23,248

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, 2022 and 2021 by asset category, are as follows:

	September 30,
Asset Category	2022	2021
Fixed income securities	40.3%	40.6%
Equity securities	59.4	59.2
Other	0.3	0.2
Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank does not expect to make any contributions to its pension plan in fiscal 2023.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2023	$768
2024	658
2025	1,368
2026	974
2027	1,419
2028-2032	3,663

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were reinstated in March 2017. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the year ended September 30, 2022 and 2021 was $496,000 and $489,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $2.6 million and $2.3 million at September 30, 2022 and 2021, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $63,000 and $66,000 in expense related to the supplemental executive retirement plan for the years ended September 30, 2022 and 2021, respectively.

13.	REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. In response to the pandemic, the Federal Reserve Bank reduced the reserve requirement to zero effective March 26, 2020.  As a result, there was no required reserve at September 30, 2022 and 2021.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2022, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2022, and 2021, the FDIC categorized the Bank and the Federal Reserve categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital ratios for the years ended September 30 are presented in the following table (dollars in thousands):

	2022		2021
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$211,390	13.3%	$199,019	14.5%
For capital adequacy purposes	126,843	8.0	110,039	8.0
To be well capitalized	158,554	10.0	137,549	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$192,810	12.2%	$181,814	13.2%
For capital adequacy purposes	95,132	6.0	82,529	6.0
To be well capitalized	126,843	8.0	110,039	8.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$192,810	12.2%	$181,814	13.2%
For capital adequacy purposes	71,349	4.5	61,897	4.5
To be well capitalized	103,060	6.5	89,407	6.5

Tier 1 capital (to adjusted assets)

Actual	$192,810	10.5%	$181,814	10.0%
For capital adequacy purposes	73,656	4.0	72,390	4.0
To be well capitalized	92,070	5.0	90,488	5.0

15.	FAIR VALUE

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of September 30, 2022 and September 30, 2021 by level within the fair value hierarchy (in thousands).

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2022
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$110,160	$-	$110,160
Obligations of states and political subdivisions	-	9,920	-	9,920
U.S. government agency securities	-	9,330	-	9,330
Corporate obligations	-	63,745	7,374	71,119
Other debt securities	-	8,118	-	8,118
Total debt securities	-	201,273	7,374	208,647
Equity securities - financial services	36	-	-	36
Derivatives and hedging activities	-	24,481	-	24,481
Liabilities:
Derivatives and hedging activities	-	9,176	-	9,176

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2021
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$55,068	$-	$55,068
Obligations of states and political subdivisions	-	13,246	-	13,246
U.S. government treasury securities	-	99,997	-	99,997
U.S. government agency securities	-	2,002	-	2,002
Corporate obligations	-	47,505	11,112	58,617
Other debt securities	-	11,651	-	11,651
Total debt securities	-	229,469	11,112	240,581
Equity securities - financial services	32	-	-	32
Derivatives and hedging activities	-	2,554	-	2,554
Liabilities:
Derivatives and hedging activities	-	1,756	-	1,756

The following tables present a summary of changes in the fair value of the Company’s Level III investments for years ended September 30, 2022 and 2021 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2022	September 30, 2021
Beginning balance	$11,112	$8,260
Purchases, sales, issuances, settlements, net	1,515	2,608
Total unrealized gain:
Included in earnings	-	-
Included in other comprehensive income	(753)	244
Transfers into Level III	-	-
Transfers out of Level III	(4,500)	-
	$7,374	$11,112

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of September 30, 2022 and September 30, 2021 by level within the fair value hierarchy:

	September 30, 2022
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Foreclosed real estate	$-	$-	$29	$29
Impaired loans	-	-	14,151	14,151

	September 30, 2021
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Foreclosed real estate	$-	$-	$461	$461
Impaired loans	-	-	15,122	15,122

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2022
Impaired loans	$14,151	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.6%)
Foreclosed real estate owned	29	Appraisal of collateral (1)	Appraisal adjustments (2)	20% (20.0%)
September 30, 2021
Impaired loans	$15,122	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 50% (24.1%)
Foreclosed real estate owned	461	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (20.1%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $14.5 million less their valuation allowances of $351,000 at September 30, 2022. The fair value consists of the loan balances of $15.6 million less their valuation allowances of $428,000 at September 30, 2021.

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

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2022 and 2021 is in accordance with ASC Topic 825, Financial Instruments which requires public entities to use exit pricing in the calculations of the tables below. Prior period fair value calculations were run on the assumption of entry pricing and therefore the comparability between the periods below are diminished.

	September 30, 2022
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,435,783	$-	$-	$1,351,823	$1,351,823
Mortgage servicing rights	788	-	-	1,390	1,390
Investment securities held to maturity	57,285	-	47,546	-	47,546
Financial liabilities:
Deposits	1,380,021	1,246,353	-	128,533	1,374,886
Short-term borrowings	230,810	-	-	215,287	215,287

	September 30, 2021
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,340,853	$-	$-	$1,353,420	$1,353,420
Mortgage servicing rights	763	-	-	998	998
Investment securities held to maturity	21,483	-	21,249	-	21,249
Financial liabilities:
Deposits	1,636,115	1,426,191	-	209,660	1,635,851

For Cash and Cash Equivalents, Accrued Interest Receivable, Regulatory Stock, Bank Owned Life Insurance, Short-Term Borrowings, Advances by Borrowers for Taxes and Insurance, and Accrued Interest Payable the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

The fair value approximates the current book value.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended September 30, 2022 and 2021, is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss) (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682
Other comprehensive income (loss) before reclassifications	591	(15,841)	12,116	(3,134)
Amounts reclassified from accumulated other comprehensive loss	208	-	(650)	(442)
Period change	799	(15,841)	11,466	(3,576)
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)
Balance at September 30, 2020	$(3,432)	$3,167	$(3,791)	$(4,056)
Other comprehensive income (loss) before reclassifications	1,350	(842)	2,837	3,345
Amounts reclassified from accumulated other comprehensive loss	175	(363)	1,581	1,393
Period change	1,525	(1,205)	4,418	4,738
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 21% in Fiscal 2022 and 2021.

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended September 30, (3)		Affected Line Item in the Consolidated
(in thousands)	2022	2021	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$-	$460	Gain on sale of investment securities, net
Related income tax expense	-	(97)	Income taxes
Net effect on accumulated other comprehensive loss for the period	-	363
Defined benefit pension plan (2):
Amortization of net (loss) gain and prior service costs	(263)	(221)	Other expense
Related income tax expense	55	46	Income taxes

Net effect on accumulated other comprehensive loss for the period	(208)	(175)
Derivatives and Hedging Activities (2):
Interest expense, effective portion	823	(2,001)	Interest expense
Related income tax expense	(173)	420	Income taxes
Net effect on accumulated other comprehensive loss for the period	650	(1,581)
Total reclassifications for the period	$442	$(1,393)

(1)	For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 3, “Investment Securities.”
(2)	For additional details related to derivative financial instruments see Note17, “Derivatives and Hedging Activities.”
(3)	Amounts in parenthesis indicate debits.

17.	DERIVATIVES AND HEDGING ACTIVITIES

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2022 and 2021, (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of September 30, 2022			As of September 30, 2021
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
Brokered Deposits	$-	Derivative and hedging assets	$-	$175,000	Derivative and hedging assets	$1,247
FHLB Advances	225,000	Derivative and hedging assets	15,310	-	Derivative and hedging assets	-
Commercial Loans	79,602	Derivative and hedging assets	9,171	71,326	Derivative and hedging assets	1,307
Total derivatives designated as hedging instruments	$304,602		$24,481	$246,326		$2,554

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of September 30, 2022			As of September 30, 2021
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

Brokered Deposits	$-	Derivative and hedging liabilities	$-	$60,000	Derivative and hedging liabilities	$452
Commercial Loans	111,668	Derivative and hedging liabilities	9,176	103,831	Derivative and hedging liabilities	1,304
Total derivatives designated as hedging instruments	$111,668		$9,176	$163,831		$1,756

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of September 30, 2022, the Company had ten interest rate swaps with a notional of $225 million associated with the Company’s cash outflows associated with various FHLB advances and $191 million associated with commercial loans. As of September 30, 2021, the Company had eleven interest rate swaps with a notional of $235 million associated with the Company’s cash outflows associated with various brokered deposits and $175 million associated with commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2022 and 2021.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the 12 months ended September 30, 2022 and 2021, the Company had $823,000 in gains and $2.0 million in losses classified to interest expense, respectively.  During the next twelve months, the Company estimates that $8.2 million will be reclassified as a decrease in interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended September 30, 2022 and 2021 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Amount of Gain Recognized in OCI on Derivative			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended September 30,	Year Ended September 30,	Location of Gain Reclassified from	Year Ended September 30,	Year Ended September 30,
	2022	2021	Accumulated OCI into Income	2022	2021
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$14,507	$5,592	Interest Expense	$823	$(2,001)
Total	$14,507	$5,592		$823	$(2,001)

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

As of September 30, 2022 the Company had derivatives in a net asset position and was not required to post collateral against its obligations under these agreements.   As of September 30, 2021 the Company had derivatives in a net liability position and was required to post $640,000 in collateral against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2022 and 2021, it could have been required to settle its obligations under the agreements at the termination value.

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

19.	PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2022	2021
ASSETS
Cash and due from banks	$6,355	$3,203
Equity securities	36	32
Investment in subsidiary	203,998	196,817
Premises and equipment, net	391	401
Other assets	1,702	1,530
TOTAL ASSETS	$212,482	$201,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$145	$161
Stockholders’ equity	212,337	201,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,482	$201,983

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2022	2021
INCOME
Interest income	$334	$332
Unrealized gain on equity securities	(4)	(15)
Dividends	10,000	12,501
Total income	10,330	12,818
EXPENSES
Professional fees	537	473
Other	30	3
Total expenses	567	476
Income before income tax benefit	9,763	12,342
Income tax benefit	(52)	(22)
Income before equity in undistributed net earnings of subsidiary	9,815	12,364
Equity in undistributed net earnings of subsidiary	10,255	4,060
NET INCOME	$20,070	$16,424
COMPREHENSIVE INCOME	$16,494	$21,162

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$20,070	$16,424
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(10,255)	(4,060)
Provision for depreciation	10	10
Increase in accrued income taxes	52	36
Decrease (increase) in accrued interest receivable	8	117
Other, net	424	404
Net cash provided by operating activities	10,309	12,931
FINANCING ACTIVITIES
Purchase of treasury stock shares	(1,884)	(7,078)
Dividends on common stock	(5,273)	(4,694)
Net cash used for financing activities	(7,157)	(11,772)
Decrease in cash	3,152	1,159
CASH AT BEGINNING OF YEAR	3,203	2,044
CASH AT END OF YEAR	$6,355	$3,203

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 14, 2022	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director	December 14, 2022
Gary S. Olson	(Principal Executive Officer)

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer	December 14, 2022
Allan A. Muto	(Principal Financial and Accounting Officer)

/s/ Robert C. Selig, Jr.	Chairman of the Board	December 14, 2022
Robert C. Selig, Jr.

/s/ Joseph S. Durkin	Director	December 14, 2022
Joseph S. Durkin

/s/ Daniel J. Henning	Director	December 14, 2022
Daniel J. Henning

/s/ Christine D. Gordon, J.D.	Director	December 14, 2022
Christine D. Gordon, J.D.

/s/ Philip H. Hosbach, IV	Director	December 14, 2022
Philip H. Hosbach, IV

/s/ Tina Q. Richardson	Director	December 14, 2022
Tina Q. Richardson

/s/ Carolyn P. Stennett	Director	December 14, 2022
Carolyn P. Stennett

/s/ Elizabeth B. Weekes	Director	December 14, 2022
Elizabeth B. Weekes