Form 10-Q
period 2022-12-31
ESSA Bancorp, Inc.
filed 2023-02-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

As of February 08, 2023, there were 10,401,870 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
	2022	2022
	(dollars in thousands)
ASSETS
Cash and due from banks	$22,360	$19,970
Interest-bearing deposits with other institutions	6,412	7,967
Total cash and cash equivalents	28,772	27,937
Investment securities available for sale, at fair value	205,188	208,647
Investment securities held to maturity, at amortized cost	56,025	57,285
Loans receivable (net of allowance for loan losses of $18,741 and $18,528)	1,504,400	1,435,783
Regulatory stock, at cost	17,104	14,393
Premises and equipment, net	13,105	13,126
Bank-owned life insurance	38,431	38,240
Foreclosed real estate	26	29
Intangible assets, net	234	281
Goodwill	13,801	13,801
Deferred income taxes	5,091	5,375
Derivative and hedging assets	22,510	24,481
Other assets	22,542	22,439
TOTAL ASSETS	$1,927,229	$1,861,817
LIABILITIES
Deposits	$1,369,984	$1,380,021
Short-term borrowings	305,582	230,810
Advances by borrowers for taxes and insurance	12,358	11,803
Derivative and hedging liabilties	8,371	9,176
Other liabilities	14,756	17,670
TOTAL LIABILITIES	1,711,051	1,649,480
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	-	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,401,870 and 10,371,022 outstanding at December 31, 2022 and September 30, 2022, respectively)	181	181
Additional paid in capital	182,182	182,173
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(6,349)	(6,462)
Retained earnings	142,542	139,139
Treasury stock, at cost; 7,731,225 and 7,762,073 shares outstanding at December 31, 2022 and September 30, 2022, respectively	(99,401)	(99,800)
Accumulated other comprehensive loss	(2,977)	(2,894)
TOTAL STOCKHOLDERS’ EQUITY	216,178	212,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,927,229	$1,861,817

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2022	2021
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$16,085	$13,259
Investment securities:
Taxable	2,091	1,011
Exempt from federal income tax	11	19
Other investment income	432	119
Total interest income	18,619	14,408
INTEREST EXPENSE
Deposits	2,001	846
Short-term borrowings	958	—
Total interest expense	2,959	846
NET INTEREST INCOME	15,660	13,562
Provision for loan losses	150	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,510	13,562
NONINTEREST INCOME
Service fees on deposit accounts	799	783
Services charges and fees on loans	367	417
Loan swap fees	2	147
Unrealized gain on equity securities, net	2	1
Trust and investment fees	402	426
Gain on sale of loans, net	—	219
Earnings on bank-owned life insurance	191	193
Insurance commissions	146	147
Other	6	(5)
Total noninterest income	1,915	2,328
NONINTEREST EXPENSE
Compensation and employee benefits	6,740	6,334
Occupancy and equipment	1,046	1,094
Professional fees	1,243	695
Data processing	1,179	1,180
Advertising	186	93
Federal Deposit Insurance Corporation (FDIC) premiums	188	164
Amortization of intangible assets	47	66
Other	805	678
Total noninterest expense	11,434	10,304
Income before income taxes	5,991	5,586
Income taxes	1,125	973
NET INCOME	$4,866	$4,613
Earnings per share
Basic	$0.50	$0.47
Diluted	$0.50	$0.47
Dividends per share	$0.15	$0.12

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2022	2021
	(dollars in thousands)
Net income	$4,866	$4,613
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding gains (losses)	1,061	(1,066)
Tax effect	(223)	223
Net of tax amount	838	(843)
Pension plan:
Changes in unrealized holding gains	-	965
Tax effect	-	(202)
Reclassification of items recognized in net income	-	139
Tax effect	-	(29)
Net of tax amount	-	873
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivatives included in net income	668	2,139
Tax effect	(140)	(449)
Reclassification adjustment for (gains) losses on derivatives included in net income	(1,834)	236
Tax effect	385	(49)
Net of tax amount	(921)	1,877
Total other comprehensive (loss) income	(83)	1,907
Comprehensive income	$4,783	$6,520

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, September 30, 2021	10,461,443	$181	$181,659	$(6,915)	$124,342	$(98,127)	$682	$201,822
Net Income					4,613			4,613
Other comprehensive income							1,907	1,907
Cash dividends declared ($0.12 per share)					(1,171)			(1,171)
Stock based compensation			262					262
Allocation of ESOP stock			76	113				189
Allocation of treasury shares to incentive plan	27,948		(363)			360		(3)
Balance, December 31, 2021	10,489,391	$181	$181,634	$(6,802)	$127,784	$(97,767)	$2,589	$207,619

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2022	10,371,022	$181	$182,173	$(6,462)	$139,139	$(99,800)	$(2,894)	$212,337
Net income					4,866			4,866
Other comprehensive loss							(83)	(83)
Cash dividends declared ($0.15 per share)					(1,463)			(1,463)
Stock based compensation			295					295
Allocation of ESOP stock			117	113				230
Allocation of treasury shares to incentive plan	30,848		(403)			399		(4)
Balance, December 31, 2022	10,401,870	$181	$182,182	$(6,349)	$142,542	$(99,401)	$(2,977)	$216,178

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2022	2021
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$4,866	$4,613
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	—
Provision for depreciation and amortization	277	264
Amortization and accretion of discounts and premiums, net	41	(293)
Unrealized gain on equity securities	(2)	(1)
Gain on sale of loans, net	-	(219)
Origination of residential real estate loans for sale	-	(12,539)
Proceeds on sale of residential real estate loans	-	12,751
Compensation expense on ESOP	230	189
Amortization of right-of-use asset	243	209
Stock based compensation	295	262
(Increase) decrease in accrued interest receivable	(2,083)	284
Increase in accrued interest payable	341	42
Earnings on bank-owned life insurance	(191)	(193)
Deferred federal income taxes	306	41
Increase in accrued pension	(78)	(69)
Gain on foreclosed real estate, net	(21)	(31)
Amortization of intangible assets	47	66
Other, net	(1,299)	(1,742)
Net cash provided by operating activities	3,122	3,634
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	5,364	108,028
Purchases	(1,000)	(40,853)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,260	986
Purchases	-	(35,250)
(Increase) decrease in loans receivable, net	(68,678)	2,033
Redemption of regulatory stock	3,295	212
Purchase of regulatory stock	(6,006)	(620)
Proceeds from sale of foreclosed real estate	50	299
Purchase of premises, equipment and software	(399)	(274)
Net cash (used for) provided by investing activities	(66,114)	34,561
FINANCING ACTIVITIES
Decrease in deposits, net	(10,037)	(1,381)
Net increase in short-term borrowings	74,772	—
Increase in advances by borrowers for taxes and insurance	555	3,832
Dividends on common stock	(1,463)	(1,171)
Net cash provided for financing activities	63,827	1,280
Increase in cash and cash equivalents	835	39,475
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,937	158,946
CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,772	$198,421
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$2,618	$804
Noncash items:
Transfers from loans to foreclosed real estate	26	-
Initial recognition of Operating Right-of-Use Asset	-	520
Initial recognition of Operating Right-of-Use Liability	-	520
Unrealized holding losses	1,061	(1,066)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
2.	Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three month periods ended December 31, 2022 and 2021.

	Three Months Ended
	December 31,	December 31,
	2022	2021
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(7,734,761)	(7,643,827)
Average unearned ESOP shares	(648,860)	(673,259)
Average unearned non-vested shares	(52,619)	(56,760)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,696,855	9,759,249
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	8,818	12,297
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,705,673	9,771,546

At December 31, 2022 there were no shares of nonvested stock outstanding that were not included in the computation of diluted earnings per share. At December 31, 2021 there were 13,883 shares of nonvested stock outstanding at an average weighted price of $16.17 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

5.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are summarized as follows (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$59,136	$2	$(4,622)	$54,516
Freddie Mac	52,276	—	(3,908)	48,368
Governmental National Mortgage Association	5,134	—	(269)	4,865
Total mortgage-backed securities	116,546	2	(8,799)	107,749
Obligations of states and political subdivisions	10,810	—	(852)	9,958
U.S. government agency securities	9,519	—	(181)	9,338
Corporate obligations	76,594	1	(6,041)	70,554
Other debt securities	8,229	1	(641)	7,589
Total	$221,698	$4	$(16,514)	$205,188
Held to Maturity
Fannie Mae	$29,891	$-	$(4,561)	$25,330
Freddie Mac	23,694	-	(3,734)	19,960
Total mortgage-backed securities	53,585	-	(8,295)	45,290
U.S. government agency securities	2,440	-	(477)	1,963
Total	$56,025	$-	$(8,772)	$47,253

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$61,118	$1	$(5,432)	$55,687
Freddie Mac	53,842	-	(4,532)	49,310
Governmental National Mortgage Association securities	5,411	-	(248)	5,163
Total mortgage-backed securities	120,371	1	(10,212)	110,160
Obligations of states and political subdivisions	10,815	-	(895)	9,920
U.S. government agency securities	9,530	-	(200)	9,330
Corporate obligations	76,692	14	(5,587)	71,119
Other debt securities	8,810	2	(694)	8,118
Total debt securities	$226,218	$17	$(17,588)	$208,647

Held to maturity
Fannie Mae	$30,659	$-	$(5,127)	$25,532
Freddie Mac	24,187	-	(4,142)	20,045
Total	54,846	-	(9,269)	45,577
U.S. government agency securities	2,439	-	(470)	1,969
Total debt securities	$57,285	$-	$(9,739)	$47,546

         The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended December 31, 2022 and 2021.

(in thousands)	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Net gains recognized during the period on equity securities	$2	$1
Less: Net gains recognized during the period on equity securities sold during the period	-	-
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$2	$1

The amortized cost and fair value of debt securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,239	$8,163	$—	$—
Due after one year through five years	35,435	33,678	—	—
Due after five years through ten years	70,875	64,527	7,708	6,626
Due after ten years	107,149	98,820	48,317	40,627
Total	$221,698	$205,188	$56,025	$47,253

For the three months ended December 31, 2022 and 2021, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2022
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	74	$48,289	$(4,482)	$29,433	$(4,701)	$77,722	$(9,183)
Freddie Mac	63	46,833	(3,961)	21,495	(3,681)	68,328	(7,642)
Governmental National Mortgage Association	13	2,769	(205)	2,096	(64)	4,865	(269)
U.S. government agency securities	4	9,338	(182)	1,963	(476)	11,301	(658)
Obligations of states and political subdivisions	12	9,958	(852)	-	-	9,958	(852)
Corporate obligations	88	41,161	(2,751)	27,392	(3,290)	68,553	(6,041)
Other debt securities	17	2,864	(273)	4,147	(368)	7,011	(641)
Total	271	$161,212	$(12,706)	$86,526	$(12,580)	$247,738	$(25,286)

	September 30, 2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	74	$67,101	$(8,344)	$13,759	$(2,215)	$80,860	$(10,559)
Freddie Mac	63	59,954	(6,868)	9,401	(1,806)	69,355	(8,674)
Governmental National Mortgage Association securities	13	2,924	(194)	2,182	(54)	5,106	(248)
Obligations of states and political subdivisions	12	9,920	(895)	-	-	9,920	(895)
U.S. government agency securities	4	11,299	(670)	-	-	11,299	(670)
Corporate obligations	88	49,333	(3,394)	19,773	(2,193)	69,106	(5,587)
Other debt securities	17	5,764	(610)	1,759	(84)	7,523	(694)
Total	271	$206,295	$(20,975)	$46,874	$(6,352)	$253,169	$(27,327)

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

The Company reviews its position quarterly and has asserted that at December 31, 2022, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

6.	Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	December 31, 2022	September 30, 2022
Real estate loans:
Residential	$657,192	$623,375
Construction	26,594	25,024
Commercial	707,134	678,841
Commercial	44,960	38,158
Obligations of states and political subdivisions	39,312	40,416
Home equity loans and lines of credit	43,687	43,170
Auto loans	2,401	3,611
Other	1,861	1,716
	1,523,141	1,454,311
Less allowance for loan losses	18,741	18,528
Net loans	$1,504,400	$1,435,783

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2022
Real estate loans:
Residential	$657,192	$1,289	$655,903
Construction	26,594	-	26,594
Commercial	707,134	12,097	695,037
Commercial	44,960	927	44,033
Obligations of states and political subdivisions	39,312	-	39,312
Home equity loans and lines of credit	43,687	34	43,653
Auto loans	2,401	13	2,388
Other	1,861	5	1,856
Total	$1,523,141	$14,365	$1,508,776

	Total Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2022
Real estate loans:
Residential	$623,375	$1,342	$622,033
Construction	25,024	-	25,024
Commercial	678,841	12,165	666,676
Commercial	38,158	937	37,221
Obligations of states and political subdivisions	40,416	-	40,416
Home equity loans and lines of credit	43,170	36	43,134
Auto loans	3,611	16	3,595
Other	1,716	6	1,710
Total	$1,454,311	$14,502	$1,439,809

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2022
With no specific allowance recorded:
Real estate loans
Residential	$1,187	$1,956	$-
Construction	-	-	-
Commercial	7,389	8,043	-
Commercial	369	409	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	34	67	-
Auto loans	13	19	-
Other	5	19	-
Total	8,997	10,513	-
With an allowance recorded:
Real estate loans
Residential	102	106	11
Construction	-	-	-
Commercial	4,708	4,864	420
Commercial	558	572	249
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	5,368	5,542	680
Total:
Real estate loans
Residential	1,289	2,062	11
Construction	-	-	-
Commercial	12,097	12,907	420
Commercial	927	981	249
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	34	67	-
Auto loans	13	19	-
Other	5	19	-
Total Impaired Loans	$14,365	$16,055	$680

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2022
With no specific allowance recorded:
Real Estate Loans
Residential	$1,239	$2,029	$-
Construction	-	-	-
Commercial	8,384	8,987	-
Commercial	865	905	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	36	68	-
Auto Loans	16	28	-
Other	6	19	-
Total	10,546	12,036	-
With an allowance recorded:
Real Estate Loans
Residential	103	108	12
Construction	-	-	-
Commercial	3,781	3,928	301
Commercial	72	83	38
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total	3,956	4,119	351
Total:
Real Estate Loans
Residential	1,342	2,137	12
Construction	-	-	-
Commercial	12,165	12,915	301
Commercial	937	988	38
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	36	68	-
Auto Loans	16	28	-
Other	6	19	-
Total Impaired Loans	$14,502	$16,155	$351

The following tables represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended December 31,
	2022	2021	2022	2021
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,216	$2,292	$1	$2
Construction	-	-	-	-
Commercial	10,563	11,049	-	-
Commercial	699	109	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	35	310	-	-
Auto loans	6	23	-	-
Other	5	-	-	-
Total	12,524	13,783	1	2
With an allowance recorded:
Real estate loans
Residential	103	118	-	-
Construction	-	-	-	-
Commercial	1,570	13	-	-
Commercial	231	1,173	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Auto loans	-	10	-	-
Other	-	-	-	-
Total	1,904	1,314	-	-
Total:
Real estate loans
Residential	1,319	2,410	1	2
Construction	-	-	-	-
Commercial	12,133	11,062	-	-
Commercial	930	1,282	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	35	310	-	-
Auto loans	6	33	-	-
Other	5	-	-	-
Total Impaired Loans	$14,428	$15,097	$1	$2

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at December 31, 2022 and September 30, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
December 31, 2022
Commercial real estate loans	$689,492	$3,230	$14,412	$-	$707,134
Commercial	41,662	1,674	1,624	-	44,960
Obligations of states and political subdivisions	39,312	-	-	-	39,312
Total	$770,466	$4,904	$16,036	$-	$791,406

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2022
Commercial real estate loans	$659,104	$6,060	$13,677	$-	$678,841
Commercial	35,322	1,690	1,146	-	38,158
Obligations of states and political subdivisions	40,416	-	-	-	40,416
Total	$734,842	$7,750	$14,823	$-	$757,415

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at December 31, 2022 and September 30, 2022 (in thousands):

	Performing	Non- performing	Total
December 31, 2022
Real estate loans:
Residential	$655,703	$1,489	$657,192
Construction	26,594	-	26,594
Home equity loans and lines of credit	43,566	121	43,687
Auto loans	2,384	17	2,401
Other	1,856	5	1,861
Total	$730,103	$1,632	$731,735

	Performing	Non- performing	Total
September 30, 2022
Real estate loans:
Residential	$621,781	$1,594	$623,375
Construction	25,024	-	25,024
Home equity loans and lines of credit	42,832	338	43,170
Auto loans	3,590	21	3,611
Other	1,710	6	1,716
Total	$694,937	$1,959	$696,896

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans, purchased credit impaired loans and nonaccrual loans as of December 31, 2022 and September 30, 2022 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2022
Real estate loans:
Residential	$654,869	$754	$311	$1,258	$2,323	$657,192
Construction	26,594	-	-	-	-	26,594
Commercial	697,592	478	-	9,064	9,542	707,134
Commercial	43,930	493	1	536	1,030	44,960
Obligations of states and political subdivisions	39,312	-	-	-	-	39,312
Home equity loans and lines of credit	43,460	-	140	87	227	43,687
Auto loans	2,335	55	7	4	66	2,401
Other	1,830	-	31	-	31	1,861
Total	$1,509,922	$1,780	$490	$10,949	$13,219	$1,523,141

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2022
Real estate loans:
Residential	$621,270	$598	$367	$1,140	$2,105	$623,375
Construction	25,024	-	-	-	-	25,024
Commercial	672,875	5,719	-	247	5,966	678,841
Commercial	37,160	539	440	19	998	38,158
Obligations of states and political subdivisions	40,416	-	-	-	-	40,416
Home equity loans and lines of credit	42,842	121	144	63	328	43,170
Auto loans	3,462	134	2	13	149	3,611
Other	1,685	-	31	-	31	1,716
Total	$1,444,734	$7,111	$984	$1,482	$9,577	$1,454,311

Non-Accrual Loans	December 31, 2022	September 30, 2022
Real estate loans:
Residential	$1,489	$1,594
Construction	-	-
Commercial	12,097	12,165
Commercial	1,094	958
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	121	338
Auto loans	17	21
Other	5	6
Total	$14,823	$15,082

There are no loans greater than 90 days past due that are accruing interest.

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of December 31, 2022 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL during the three months ended December 31, 2022 and 2021 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Charge-offs	-	-	-	-	-	-	(21)	-	-	(21)
Recoveries	2	-	1	-	-	51	30	-	-	84
Provision	162	9	439	350	(8)	(40)	(17)	-	(745)	150
ALL balance at December 31, 2022	$5,286	$328	$11,194	$1,048	$275	$372	$14	$22	$202	$18,741
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Charge-offs	(6)	-	-	-	-	-	(6)	-	-	(12)
Recoveries	72	-	1	-	-	2	34	-	-	109
Provision	(82)	54	136	183	(128)	(23)	(64)	-	(76)	-
ALL balance at December 31, 2021	$4,098	$241	$10,607	$1,224	$265	$297	$196	$21	$1,261	$18,210

During the three months ended December 31, 2022, the Company recorded provision expense for the residential real estate loans, construction real estate loans, commercial real estate loans and commercial loans segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the obligations of states and political subdivisions, home equity loans and lines of credit and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

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

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2022 and September 30, 2022 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$11	$-	$420	$249	$-	$-	$-	$-	$-	$680
Collectively evaluated for impairment	5,275	328	10,774	799	275	372	14	22	202	18,061
ALL balance at December 31, 2022	$5,286	$328	$11,194	$1,048	$275	$372	$14	$22	$202	$18,741
Individually evaluated for impairment	$12	$-	$301	$38	$-	$-	$-	$-	$-	$351
Collectively evaluated for impairment	5,110	319	10,453	660	283	361	22	22	947	18,177
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528

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

There were no new troubled debt restructurings granted during the three months ended December 31, 2021.

The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2022 (dollars in thousands):

For the Three Months Ended December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$51	$54
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$51	$54

For the three months ended December 31, 2022 and 2021, no loans defaulted on a restructuring agreement within one year of modification.

7.	Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2022	September 30, 2022
Non-interest bearing demand accounts	$293,040	$290,061
Interest bearing demand accounts	320,387	357,516
Money market accounts	365,149	402,080
Savings and club accounts	184,646	196,696
Certificates of deposit	206,762	133,668
Total	$1,369,984	$1,380,021

8.	Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost for the three month periods ended December 31, 2022 and 2021 (in thousands):

	For the Three Months Ended December 31,
	2022	2021
Service Cost	$-	$-
Interest Cost	164	125
Expected return on plan assets	(242)	(333)
Partial settlement	-	138
Amortization of net loss from earlier periods	-	1
Net periodic benefit income	$(78)	$(69)

The Company’s board of directors adopted resolutions to freeze the status of the Defined Benefit Plan (“the plan”) effective February 28, 2017 (“the freeze date”).  Accordingly, no additional participants have been allowed to enter the plan since February 28, 2017; no additional years of service for benefit accrual purposes have been credited since the freeze date under the plan; and compensation earned by participants after the freeze date is not taken into account under the plan.

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

Restricted stock shares outstanding at December 31, 2022 vest over periods ranging from 4 to 45 months.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan.  The Company expenses the fair value of all share based compensation grants over the requisite service period.

 For the three months ended December 31, 2022 and 2021, the Company recorded $295,000 and $262,000 of share-based compensation expense, respectively, comprised of restricted stock expense.  Expected future compensation expense relating to the restricted shares outstanding at December 31, 2022 is $829,000 over the remaining vesting period of 3.75 years.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2022, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2022	35,639	$14.88
Granted	31,696	19.06
Vested	(625)	15.34
Forfeited	—	—
Nonvested at December 31, 2022	66,710	$16.84

10.	Fair Value

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of December 31, 2022 and September 30, 2022 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	December 31, 2022
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$107,749	$-	$107,749
Obligations of states and political subdivisions	-	9,958	-	9,958
U.S. government agencies	-	9,338	-	9,338
Corporate obligations	-	63,355	7,199	70,554
Other debt securities	-	7,589	-	7,589
Total debt securities	$-	$197,989	$7,199	$205,188
Equity securities- financial services	38	-	-	38
Derivatives and hedging activities	-	22,510	-	22,510
Liabilities
Derivatives and hedging activities	$-	$8,371	$-	$8,371

	September 30, 2022
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$110,160	$-	$110,160
Obligations of states and political subdivisions	-	9,920	-	9,920
U.S. government agencies	-	9,330	-	9,330
Corporate obligations	-	63,745	7,374	71,119
Other debt securities	-	8,118	-	8,118
Total debt securities	$-	$201,273	$7,374	$208,647
Equity securities-financial services	36	-	-	36
Derivatives and hedging activities	-	24,481	-	24,481
Liabilities:
Derivatives and hedging activities	$-	$9,176	$-	$9,176

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three month periods ended December 31, 2022 and 2021 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	December 31, 2022	December 31, 2021
Beginning balance	$7,374	$11,112
Purchases, sales, issuances, settlements, net	-	—
Total unrealized (loss) gain:
Included in earnings	-	—
Included in other comprehensive (loss) income	(175)	(175)
Transfers in and/or out of Level III	-	-
	$7,199	$10,937

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheet as of December 31, 2022 and September 30, 2022 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	December 31, 2022
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$26	$26
Impaired loans	-	-	13,685	13,685

	September 30, 2022
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$29	$29
Impaired loans	-	-	14,151	14,151

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
December 31, 2022
Impaired loans	$13,685	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.6%)
Foreclosed real estate owned	26	Appraisal of collateral (1)	Appraisal adjustments (2)	35% (35.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2022
Impaired loans	$14,151	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.6%)
Foreclosed real estate owned	29	Appraisal of collateral (1)	Appraisal adjustments (2)	20% (20.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2022, 48 impaired loans with a carrying value of $14.4 million were reduced by specific valuation allowance totaling $680,000 resulting in a net fair value of $13.7 million based on Level 3 inputs. At September 30, 2022, 49 impaired loans with a carrying value of $14.5 million were reduced by a specific valuation totaling $351,000 resulting in a net fair value of $14.1 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheet at December 31, 2022 and September 30, 2022 by level within the fair value hierarchy:

	December 31, 2022
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$56,025	$-	$47,253	$-	$47,253
Loans receivable, net	1,504,400	-	-	1,405,406	1,405,406
Mortgage servicing rights	776	-	-	1,350	1,350
Financial liabilities:
Deposits	$1,369,844	$1,163,222	$-	$200,998	$1,364,220
Short term borrowings	305,582	—	—	290,528	290,528

	September 30, 2022
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$57,285	$-	$47,546	$-	$47,546
Loans receivable, net	1,435,783	-	-	1,351,823	1,351,823
Mortgage servicing rights	788	-	-	1,390	1,390
Financial liabilities:
Deposits	$1,380,021	$1,246,353	$-	$128,533	$1,374,886
Short-term borrowings	230,810	-	-	215,287	215,287

11.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three month periods ended December 31, 2022 and 2021 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)
Other comprehensive (loss) income before reclassifications	-	838	528	1,366
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(1,449)	(1,449)
Period change	—	838	(921)	(83)
Balance at December 31, 2022	$(1,108)	$(13,041)	$11,172	$(2,977)
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682
Other comprehensive (loss) income before reclassifications	763	(843)	1,690	1,610
Amounts reclassified from accumulated other comprehensive (loss) income	110	-	187	297
Period change	873	(843)	1,877	1,907
Balance at December 31, 2021	$(1,034)	$1,119	$2,504	$2,589

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three month periods ended December 31, 2022 and 2021 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Operations
	2022	2021
Defined benefit pension plan
Amortization of net gain and prior service costs	$-	$(139)	Compensation and employee benefits
Related income tax expense	-	29	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	(110)
Derivatives and hedging activities:
Interest expense, effective portion	1,834	(236)	Interest expense
Related income tax expense	(385)	49	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	1,449	(187)
Total reclassification for the period	$1,449	$(297)

12.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2022 and September 30, 2022 (in thousands).

Fair Values of Derivative Instruments
Asset Derivatives
	As of December 31, 2022		As of September 30, 2022
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$225,000	$14,143	$225,000	$15,310
Commercial Loans	76,804	8,367	79,602	9,171
Total	$301,804	$22,510	$304,602	$24,481

Fair Values of Derivative Instruments
Liability Derivatives
	As of December 31, 2022		As of September 30, 2022
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Commercial Loans	$108,669	$8,371	$111,668	$9,176
Total	$108,669	$8,371	$111,668	$9,176

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy.  These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments.  As of December 31, 2022, the Company had ten interest rate swaps with a notional principal amount of $225.0 million associated with the Company’s cash outflows associated with various FHLB advances and $185.5 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2022 and 2021.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities.  During the three months ended December 31, 2022, the Company had $1.8 million of gains, which resulted in a decrease to interest expense.  During the three months ended December 31, 2021, the Company had $236,000 of losses which resulted in an increase to interest expense.   During the next twelve months, the Company estimates that $8.7 million will be reclassified as a decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three month periods ended December 31, 2022 and 2021 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	(Gain) Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
Interest Rate Products	$(1,166)	$2,375	Interest expense	$1,834	$(236)
Total	$(1,166)	$2,375		$1,834	$(236)

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

As of December 31, 2022 and September 30, 2022, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements.   If the Company had breached any of these provisions at December 31, 2022 and September 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.
13.	Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated.  The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act.  In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case.  The plaintiff appealed the court’s ruling.  In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation.  The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  The case is currently in the expert witness discovery phase and the Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021.  The case is currently in the fact discovery phase and plaintiffs have moved to have the court certify the matter as a class action. The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2044. In accordance with Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table presents the Consolidated Balance Sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the Consolidated Balance sheet.

(in thousands)		December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$5,841
Total Lease Right-Of-Use Assets		$5,841

(in thousands)		December 31, 2022
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,053
Total Lease Liabilities		$6,053

(in thousands)		September 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,075
Total Lease Right-Of-Use Assets		$6,075

(in thousands)		September 30, 2022
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,275
Total Lease Liabilities		$6,275

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

December 31, 2022
Weighted average remaining lease term
Operating leases	12.2 years
Weighted average discount rate
Operating leases	2.39%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended December 31, 2022
Operating lease cost	$238
Variable lease cost	52
Net lease cost	$290
Lease Costs (in thousands)	Three Months Ended December 31, 2021
Operating lease cost	$261
Variable lease cost	79
Net lease cost	$340

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
December 31, 2023	$823
December 31, 2024	622
December 31, 2025	510
December 31, 2026	472
December 31, 2027	457
Thereafter	3,939
Total future minimum lease payments	6,823
Amounts representing interest	770
Present Value of Net Future Minimum Lease Payments	$6,053

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Further, the COVID-19 pandemic has had and may continue to have an impact on the Company’s operations and financial results. Given its dynamic nature, it is difficult to predict what effects the pandemic will have on our business and results of operations in the future.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Comparison of Financial Condition at December 31, 2022 and September 30, 2022

Total Assets. Total assets increased by $65.4 million, or 3.5%, to $1.93 billion at December 31, 2022 from $1.86 billion at September 30, 2022 due primarily to increases in loans receivable, cash and due from banks, and regulatory stock, at cost partially offset by decreases in investment securities held to maturity, investment securities available for sale, interest bearing deposits with other institutions and derivative and hedging assets.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $835,000, or 3.0%, to $28.8 million at December 31, 2022 from $27.9 million at September 30, 2022. Increases in cash and due from banks were partially offset by decreases in interest-bearing deposits with other institutions.

Net Loans. Net loans increased $68.6 million, or 4.8%, to $1.50 billion at December 31, 2022 from $1.44 billion at September 30, 2022. During this period, residential loans increased $33.8 million to $657.2 million, construction loans increased $1.6 million to $26.6 million, commercial real estate loans increased $28.3 million to $707.1 million, commercial loans increased $6.8 million to $45.0 million, obligations of states and political subdivisions decreased $1.1 million to $39.3 million, home equity loans and lines of credit increased $517,000 to $43.7 million, auto loans decreased $1.2 million to $2.4 million reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans increased $145,000 to $1.9 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $3.5 million, or 1.7%, to $205.2 million at December 31, 2022 from $208.6 million at September 30, 2022 due primarily to the maturity or principal repayment of securities in the portfolio.

Investment Securities Held to Maturity. Investment securities held to maturity decreased to $56.0 million at December 31, 2022 from $57.3 million at September 30, 2022. The Company carries some investment securities as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Deposits. Deposits decreased $10.0 million, or 0.7%, to $1.37 billion at December 31, 2022 from $1.38 billion at September 30, 2022. Decreases in interest bearing demand accounts of $37.1 million, money market accounts of $36.9 million and savings and club accounts of $12.1 million were offset in part by increases in certificates of deposit of $73.1 million and non-interest bearing demand accounts of $3.0 million.

Short Term Borrowings.  Short term borrowings increased to $305.6 million at December 31, 2022 from $230.8 million at September 30, 2022 primarily to fund loan growth.

Stockholders’ Equity. Stockholders’ equity increased by $3.8 million, or 1.8%, to $216.2 million at December 31, 2022 from $212.3 million at September 30, 2022. The increase in stockholders’ equity was primarily due to net income of $4.9 million partially offset by regular cash dividends of $0.15 per share which reduced stockholders’ equity by $1.5 million and other comprehensive loss of $83,000.

Average Balance Sheets for the Three Months Ended December 31, 2022 and 2021

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,484,083	$16,085	4.30%	$1,363,548	$13,259	3.87%
Investment securities
Taxable(2)	91,437	926	4.02%	130,338	597	1.82%
Exempt from federal income tax(2)(3)	1,831	11	3.02%	3,956	19	2.42%
Total investment securities	93,268	937	4.00%	134,294	616	1.84%
Mortgage-backed securities	169,938	1,165	2.72%	103,046	414	1.60%
Federal Home Loan Bank stock	16,108	320	7.88%	4,707	54	4.56%
Other	13,185	112	3.37%	172,678	65	0.15%
Total interest-earning assets	1,776,582	18,619	4.16%	1,778,273	14,408	3.22%
Allowance for loan losses	(18,587)			(18,162)
Noninterest-earning assets	134,151			111,107
Total assets	$1,892,146			$1,871,218
Interest-bearing liabilities:
NOW accounts	$346,146	$148	0.17%	$305,440	$36	0.05%
Money market accounts	387,640	1,043	1.07%	449,909	141	0.12%
Savings and club accounts	190,436	25	0.05%	192,111	25	0.05%
Certificates of deposit	165,974	785	1.88%	422,867	644	0.61%
Borrowed funds	278,476	958	1.36%	-	-	—
Total interest-bearing liabilities	1,368,672	2,959	0.86%	1,370,327	846	0.24%
Non-interest-bearing NOW accounts	270,190			270,111
Non-interest-bearing liabilities	38,138			25,252
Total liabilities	1,677,000			1,665,690
Equity	215,146			205,528
Total liabilities and equity	$1,892,146			$1,871,218
Net interest income		$15,660			$13,562
Interest rate spread			3.30%			2.98%
Net interest-earning assets	$407,910			$407,946
Net interest margin(4)			3.50%			3.03%
Average interest-earning assets to average interest-bearing liabilities		129.80%			129.77%

_____________________

(1)	Non-accruing loans are included in the outstanding loan balances.
(2)	Available for sale securities are reported at fair value.
(3)	Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended December 31, 2022 and 2021.
(4)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and December 31, 2021

Net Income. Net income increased $253,000, or 5.5%, to $4.9 million for the three months ended December 31, 2022 compared to net income of $4.6 million for the comparable period in 2021. The increase was primarily due to an increase in net interest income partially offset by increases in non-interest expense, the provision for loan losses and income tax provision and a decrease in non-interest income.

Net Interest Income. Net interest income increased $2.1 million, or 15.5%, to $15.7 million for the three months ended December 31, 2022 compared to $13.6 million for the comparable period in 2021.

Interest Income. Total interest income was $18.6 million for the three months ended December 31, 2022 compared with $14.4 million for the three months ended December 31, 2021 reflecting increases in interest rates and total yield on average interest earning assets from 3.22% for the quarter ended December 31, 2021 to 4.16% for the quarter ended December 31, 2022. A decline of $1.7 million in average interest earning assets partially offset the increase in interest income.

Interest Expense. Interest expense was $3.0 million for the quarter ended December 31, 2022 compared to $846,000 for the same period in 2021. The cost of interest-bearing liabilities increased to 0.86% for the quarter ended December 31, 2022 from 0.24% a year earlier, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities decreased $1.7 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a $150,000 provision for loan losses for the three month period ended December 31, 2022 compared to no provision for the three month period ended December 31, 2021. The allowance for loan losses was $18.7 million, or 1.23% of loans outstanding, at December 31, 2022, compared to $18.5 million, or 1.27% of loans outstanding, at September 30, 2022.

Non-interest Income. Noninterest income decreased 17.7% to $1.9 million for the three months ended December 31, 2022, compared with $2.3 million for the three months ended December 31, 2021. Decreases in trust and investment fees of $24,000, earnings on bank-owned life insurance of $2,000, service charges and fee on loans of $50,000, loan swap fees of $145,000, insurance commissions of $1,000 and gains on sales of residential mortgages of $219,000 were partially offset by an increase in service fees on deposit accounts of $16,000 and other income of $11,000 for the quarter ended December 31, 2022 compared with the comparable period in 2021.

Non-interest Expense. Noninterest expense increased $1.1 million, or 11.0%, to $11.4 million for the three months ended December 31, 2022 compared with the comparable period a year earlier primarily reflecting increases in compensation and employee benefits of $406,000, professional fees of $548,000, Federal Deposit Insurance Corporation premiums of $24,000, other expenses of $127,000 and advertising of $93,000, which was partially offset by a decrease in occupancy and equipment of $48,000.

Income Taxes. Income tax expense increased $152,000 to $1.1 million for the three months ended December 31, 2022 from $973,000 for the comparable 2021 period. The effective tax rate for the three months ended December 31, 2022 was 18.8% compared to 17.4% for the 2021 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	December 31, 2022	September 30, 2022
Non-performing assets:
Non-accruing loans	$14,823	$15,082
Loans 90+ days delinquent and accruing interest	—	—
Total non-performing loans	14,823	15,082
Foreclosed real estate	26	29
Total non-performing assets	$14,849	$15,111
Ratio of non-performing loans to total loans	0.97%	1.04%
Ratio of non-performing loans to total assets	0.77%	0.81%
Ratio of non-performing assets to total assets	0.77%	0.81%
Ratio of allowance for loan losses to total loans	1.23%	1.27%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $262,000 from September 30, 2022 to December 31, 2022. The $14.8 million of non-accruing loans at December 31, 2022 included 19 residential loans with an aggregate outstanding balance of $1.5 million, 25 commercial and commercial real estate loans with aggregate outstanding balances of $13.2 million and 23 consumer loans with aggregate balances of $143,000. Within the residential loan balance were $200,000 of loans past due less than 90 days. In the quarter ended December 31, 2022, the Company identified five residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $3,000 to $26,000 at December 31, 2022. Foreclosed real estate consists of one residential property.

At December 31, 2022, the principal balance of troubled debt restructures (“TDRs”) was $1.8 million compared to $8.8 million at September 30, 2022. All the $1.8 million of TDRs at December 31, 2022 were non-accrual loans.

As of December 31, 2022, TDRs were comprised of five residential loans totaling $215,000, six commercial and commercial real estate loans totaling $1.6 million and four consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $37,000.

For the three month period ended December 31, 2022, one loans totaling $6.6 million was removed from TDR status removed for paying off.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2022, $28.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of December 31, 2022, we had $305.6 million of borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $788.3 million.

At December 31, 2022, we had $411.4 million in loan commitments outstanding, which included, in part, $225.2 million in undisbursed construction loans and land development loans, $53.4 million in unused home equity lines of credit, $96.1 million in commercial lines of credit and commitments to originate commercial loans, $14.4 million in performance standby letters of credit and $22.3 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2022 totaled $141.7 million, or 68.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2023. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.1 million and $3.6 million for the three months ended December 31, 2022 and 2021, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was $(66.1) million and $34.6 million for the three months ended December 31, 2022 and 2021, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by of $63.8 million and $1.3 million for the three months ended December 31, 2022 and 2021, respectively.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2022.

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

The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated.  The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act.  In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case.  The plaintiff appealed the court’s ruling.  In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation.  The litigation is now proceeding before the district court.  On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims.  On May 21, 2020, the court granted the plaintiffs’ motion for class certification.  The case is currently in the expert witness discovery phase and the Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also seek to pursue this action as a class action on behalf of the entire class of people similarly situated.  The plaintiffs allege that a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans.  The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims.  The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021.  The case is currently in the fact discovery phase and plaintiffs have moved to have the court certify the matter as a class action. The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations.  To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

Item 1A.Risk Factors

There have been no material changes in the “Risk Factors” as disclosed in the Company’s response to Item 1A in Part 1 of its Annual Report on Form 10-K for the year ended September 30, 2022, filed on December 14, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2022 the Company announced the authorization of a ninth repurchase program for up to 500,000 shares of its common stock.  This program has no expiration date. The company made no purchases of its common stock under this program during the three month period ended December 31, 2022.  There are currently 389,851 shares that may yet be repurchased under the program.

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

ESSA BANCORP, INC.

Date: February 10, 2023	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 10, 2023	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer