Form 10-Q
period 2023-03-31
ESSA Bancorp, Inc.
filed 2023-05-12
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

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

As of May 10, 2023, there were 10,402,353 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	September 30,
	2023	2022
	(dollars in thousands)
ASSETS
Cash and due from banks	$18,330	$19,970
Interest-bearing deposits with other institutions	6,211	7,967
Total cash and cash equivalents	24,541	27,937
Investment securities available for sale, at fair value	203,290	208,647
Investment securities held to maturity, at amortized cost	54,904	57,285
Loans receivable (net of allowance for loan losses of $18,315 and $18,528)	1,569,338	1,435,783
Regulatory stock, at cost	17,083	14,393
Premises and equipment, net	13,136	13,126
Bank-owned life insurance	38,626	38,240
Foreclosed real estate	3,546	29
Intangible assets, net	186	281
Goodwill	13,801	13,801
Deferred income taxes	5,108	5,375
Derivative and hedging assets	18,284	24,481
Other assets	23,676	22,439
TOTAL ASSETS	$1,985,519	$1,861,817
LIABILITIES
Deposits	$1,429,297	$1,380,021
Short-term borrowings	301,478	230,810
Advances by borrowers for taxes and insurance	12,776	11,803
Derivative and hedging liabilities	6,913	9,176
Other liabilities	16,256	17,670
TOTAL LIABILITIES	1,766,720	1,649,480
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	-	—
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,402,537 and 10,371,022 outstanding at March 31, 2023 and September 30, 2022, respectively)	181	181
Additional paid in capital	182,377	182,173
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(6,236)	(6,462)
Retained earnings	145,762	139,139
Treasury stock, at cost; 7,730,558 and 7,762,073 shares outstanding at March 31, 2023 and September 30, 2022, respectively	(99,401)	(99,800)
Accumulated other comprehensive loss	(3,884)	(2,894)
TOTAL STOCKHOLDERS’ EQUITY	218,799	212,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,985,519	$1,861,817

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$17,504	$13,590	$33,589	$26,849
Investment securities:
Taxable	2,096	1,169	4,187	2,180
Exempt from federal income tax	10	19	21	38
Other investment income	444	130	876	249
Total interest income	20,054	14,908	38,673	29,316
INTEREST EXPENSE
Deposits	3,817	693	5,818	1,539
Short-term borrowings	1,127	—	2,085	—
Total interest expense	4,944	693	7,903	1,539
NET INTEREST INCOME	15,110	14,215	30,770	27,777
Provision for loan losses	150	—	300	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,960	14,215	30,470	27,777
NONINTEREST INCOME
Service fees on deposit accounts	762	735	1,561	1,518
Services charges and fees on loans	330	411	697	828
Loan swap fees	136	2	138	149
Unrealized (loss) gain on equity securities, net	(5)	—	(3)	1
Trust and investment fees	403	420	805	846
Gain on sale of loans, net	58	20	58	239
Earnings on bank-owned life insurance	195	187	386	380
Insurance commissions	168	141	314	288
Other	22	36	28	31
Total noninterest income	2,069	1,952	3,984	4,280
NONINTEREST EXPENSE
Compensation and employee benefits	6,792	6,305	13,532	12,639
Occupancy and equipment	1,109	1,174	2,155	2,268
Professional fees	1,115	745	2,358	1,440
Data processing	1,222	1,151	2,401	2,331
Advertising	168	280	354	373
Federal Deposit Insurance Corporation (FDIC) premiums	180	120	368	284
Gain on foreclosed real estate	—	(89)	(3)	(120)
Amortization of intangible assets	48	65	95	132
Other	658	647	1,466	1,355
Total noninterest expense	11,292	10,398	22,726	20,702
Income before income taxes	5,737	5,769	11,728	11,355
Income taxes	1,052	1,177	2,177	2,150
NET INCOME	$4,685	$4,592	$9,551	$9,205
Earnings per share
Basic	$0.48	$0.47	$0.98	$0.94
Diluted	$0.48	$0.47	$0.98	$0.94
Dividends per share	$0.15	$0.12	$0.30	$0.24

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(dollars in thousands)
Net income	$4,685	$4,592	$9,551	$9,205
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding gains (losses)	1,616	(5,258)	2,677	(6,324)
Tax effect	(339)	1,105	(562)	1,328
Net of tax amount	1,277	(4,153)	2,115	(4,996)
Pension plan:
Changes in unrealized holding (losses) gains	-	(68)	-	897
Tax effect	-	14	-	(187)
Reclassification of items recognized in net income	-	84	-	223
Tax effect	-	(18)	-	(48)
Net of tax amount	-	12	-	885
Derivative and hedging activities adjustments:
Changes in unrealized holding (losses) gains on derivatives included in net income	(475)	6,826	193	8,965
Tax effect	101	(1,434)	(40)	(1,883)
Reclassification adjustment for (gains) losses on derivatives included in net income	(2,293)	166	(4,127)	402
Tax effect	483	(35)	869	(84)
Net of tax amount	(2,184)	5,523	(3,105)	7,400
Total other comprehensive (loss) income	(907)	1,382	(990)	3,289
Comprehensive income	$3,778	$5,974	$8,561	$12,494

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, September 30, 2021	10,461,443	$181	$181,659	$(6,915)	$124,342	$(98,127)	$682	$201,822
Net Income					9,205			9,205
Other comprehensive income							3,289	3,289
Cash dividends declared ($0.24 per share)					(2,346)			(2,346)
Stock based compensation			355					355
Allocation of ESOP stock			165	226				391
Allocation of treasury shares to incentive plan	27,948		(363)			360		(3)
Balance, March 31, 2022	10,489,391	$181	$181,816	$(6,689)	$131,201	$(97,767)	$3,971	$212,713

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2022	10,371,022	$181	$182,173	$(6,462)	$139,139	$(99,800)	$(2,894)	$212,337
Net income					9,551			9,551
Other comprehensive loss							(990)	(990)
Cash dividends declared ($0.30 per share)					(2,928)			(2,928)
Stock based compensation			386					386
Allocation of ESOP stock			221	226				447
Allocation of treasury shares to incentive plan	31,515		(403)			399		(4)
Balance, March 31, 2023	10,402,537	$181	$182,377	$(6,236)	$145,762	$(99,401)	$(3,884)	$218,799

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, December 31, 2021	10,489,391	$181	$181,634	$(6,802)	$127,784	$(97,767)	$2,589	$207,619
Net income					4,592			4,592
Other comprehensive income							1,382	1,382
Cash dividends declared ($0.12 per share)					(1,175)			(1,175)
Stock based compensation			93					93
Allocation of ESOP stock			89	113				202
Balance, March 31, 2022	10,489,391	$181	$181,816	$(6,689)	$131,201	$(97,767)	$3,971	$212,713

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, December 31, 2022	10,401,870	$181	$182,182	$(6,349)	$142,542	$(99,401)	$(2,977)	$216,178
Net income					4,685			4,685
Other comprehensive loss							(907)	(907)
Cash dividends declared ($0.15 per share)					(1,465)			(1,465)
Stock based compensation			91					91
Allocation of ESOP stock			104	113				217
Allocation of treasury shares to incentive plan	667							—
Balance, March 31, 2023	10,402,537	$181	$182,377	$(6,236)	$145,762	$(99,401)	$(3,884)	$218,799

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2023	2022
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$9,551	$9,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	—
Provision for depreciation and amortization	555	532
Amortization and accretion of discounts and premiums, net	46	(456)
Unrealized loss (gain) on equity securities	3	(1)
Gain on sale of loans, net	(58)	(239)
Origination of residential real estate loans for sale	(3,386)	(12,932)
Proceeds on sale of residential real estate loans	3,444	13,552
Compensation expense on ESOP	447	391
Amortization of right-of-use asset	436	417
Stock based compensation	386	355
Increase in accrued interest receivable	(2,711)	(58)
Increase (decrease) in accrued interest payable	919	(99)
Earnings on bank-owned life insurance	(386)	(380)
Deferred federal income taxes	306	451
Increase in accrued pension	(156)	(195)
Gain on foreclosed real estate, net	(3)	(120)
Amortization of intangible assets	95	132
Other, net	(826)	(2,081)
Net cash provided by operating activities	8,962	8,474
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	9,742	114,698
Purchases	(2,000)	(44,192)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,381	2,366
Purchases	-	(41,257)
(Increase) decrease in loans receivable, net	(137,154)	1,342
Redemption of regulatory stock	13,534	198
Purchase of regulatory stock	(16,224)	(542)
Proceeds from sale of foreclosed real estate	32	530
Purchase of premises, equipment and software, net	(658)	(378)
Net cash (used for) provided by investing activities	(130,347)	32,765
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	49,276	(15,209)
Net increase in short-term borrowings	70,668	—
Increase in advances by borrowers for taxes and insurance	973	7,567
Dividends on common stock	(2,928)	(2,346)
Net cash provided by (used for) financing activities	117,989	(9,988)
(Decrease) increase in cash and cash equivalents	(3,396)	31,251
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,937	158,946
CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,541	$190,197
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$6,984	$1,638
Income taxes	$2,150	$1,650
Noncash items:
Transfers from loans to foreclosed real estate	3,546	34
Initial recognition of Operating Right-of-Use Asset	-	520
Initial recognition of Operating Right-of-Use Liability	-	520
Unrealized holding gains (losses)	2,677	(6,324)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the six month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.

2.
Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six month periods ended March 31, 2023 and 2022.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(7,730,573)	(7,652,070)	(7,732,689)	(7,643,766)
Average unearned ESOP shares	(637,547)	(661,946)	(643,266)	(667,665)
Average unearned non-vested shares	(47,031)	(52,850)	(49,803)	(53,605)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,717,944	9,766,229	9,707,337	9,768,059
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	2,674	2,603	3,358	2,834
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,720,618	9,768,832	9,710,695	9,770,893

At March 31, 2023 there were no shares of nonvested stock outstanding that were not included in the computation of diluted earnings per share. At March 31, 2022 there were 29,974 shares of nonvested stock outstanding at an average weighted price of $16.47 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In March 2023, the FASB issued ASU No. 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)". The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-740-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does provide clarifications to address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities, or January 1, 2024 for the Company. The Company does not expect the adoption of this ASU to have a material impact on the Company's financial statements.

5.
Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are summarized as follows (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$57,532	$27	$(3,870)	$53,689
Freddie Mac	50,946	—	(3,051)	47,895
Governmental National Mortgage Association	5,012	—	(215)	4,797
Total mortgage-backed securities	113,490	27	(7,136)	106,381
Obligations of states and political subdivisions	10,805	—	(637)	10,168
U.S. government agency securities	9,508	—	(135)	9,373
Corporate obligations	76,504	—	(6,446)	70,058
Other debt securities	7,877	—	(567)	7,310
Total	$218,184	$27	$(14,921)	$203,290
Held to Maturity
Fannie Mae	$29,204	$-	$(4,235)	$24,969
Freddie Mac	23,258	-	(3,442)	19,816
Total mortgage-backed securities	52,462	-	(7,677)	44,785
U.S. government agency securities	2,442	-	(392)	2,050
Total	$54,904	$-	$(8,069)	$46,835

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$61,118	$1	$(5,432)	$55,687
Freddie Mac	53,842	-	(4,532)	49,310
Governmental National Mortgage Association securities	5,411	-	(248)	5,163
Total mortgage-backed securities	120,371	1	(10,212)	110,160
Obligations of states and political subdivisions	10,815	-	(895)	9,920
U.S. government agency securities	9,530	-	(200)	9,330
Corporate obligations	76,692	14	(5,587)	71,119
Other debt securities	8,810	2	(694)	8,118
Total debt securities	$226,218	$17	$(17,588)	$208,647

Held to maturity
Fannie Mae	$30,659	$-	$(5,127)	$25,532
Freddie Mac	24,187	-	(4,142)	20,045
Total	54,846	-	(9,269)	45,577
U.S. government agency securities	2,439	-	(470)	1,969
Total debt securities	$57,285	$-	$(9,739)	$47,546

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended March 31, 2023 and 2022.

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net (losses) gains recognized during the period on equity securities	$(5)	$-
Less: Net (losses) gains recognized during the period on equity securities sold during the period	-	-
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(5)	$-
(in thousands)	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Net (losses) gains recognized during the period on equity securities	$(3)	$1
Less: Net (losses) gains recognized during the period on equity securities sold during the period	-	-
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(3)	$1

The amortized cost and fair value of debt securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,255	$8,208	$—	$—
Due after one year through five years	37,005	35,420	—	—
Due after five years through ten years	70,502	63,997	7,487	6,553
Due after ten years	102,422	95,665	47,417	40,282
Total	$218,184	$203,290	$54,904	$46,835

For the three and six months ended March 31, 2023 and 2022, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2023
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	75	$19,523	$(822)	$57,252	$(7,283)	$76,775	$(8,105)
Freddie Mac	63	26,083	(964)	41,628	(5,529)	67,711	(6,493)
Governmental National Mortgage Association	13	925	(22)	3,872	(193)	4,797	(215)
U.S. government agency securities	3	9,373	(135)	2,050	(392)	11,423	(527)
Obligations of states and political subdivisions	12	1,699	(17)	8,469	(620)	10,168	(637)
Corporate obligations	91	22,920	(1,242)	47,138	(5,204)	70,058	(6,446)
Other debt securities	17	-	-	6,894	(567)	6,894	(567)
Total	274	$80,523	$(3,202)	$167,303	$(19,788)	$247,826	$(22,990)

	September 30, 2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	74	$67,101	$(8,344)	$13,759	$(2,215)	$80,860	$(10,559)
Freddie Mac	63	59,954	(6,868)	9,401	(1,806)	69,355	(8,674)
Governmental National Mortgage Association securities	13	2,924	(194)	2,182	(54)	5,106	(248)
Obligations of states and political subdivisions	12	9,920	(895)	-	-	9,920	(895)
U.S. government agency securities	4	11,299	(670)	-	-	11,299	(670)
Corporate obligations	88	49,333	(3,394)	19,773	(2,193)	69,106	(5,587)
Other debt securities	17	5,764	(610)	1,759	(84)	7,523	(694)
Total	271	$206,295	$(20,975)	$46,874	$(6,352)	$253,169	$(27,327)

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

The Company reviews its position quarterly and has asserted that at March 31, 2023, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.
6.
Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Real estate loans:
Residential	$671,357	$623,375
Construction	27,572	25,024
Commercial	748,379	678,841
Commercial	44,823	38,158
Obligations of states and political subdivisions	48,044	40,416
Home equity loans and lines of credit	43,623	43,170
Auto loans	1,499	3,611
Other	2,356	1,716
	1,587,653	1,454,311
Less allowance for loan losses	18,315	18,528
Net loans	$1,569,338	$1,435,783

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2023
Real estate loans:
Residential	$671,357	$1,217	$670,140
Construction	27,572	-	27,572
Commercial	748,379	8,073	740,306
Commercial	44,823	919	43,904
Obligations of states and political subdivisions	48,044	-	48,044
Home equity loans and lines of credit	43,623	32	43,591
Auto loans	1,499	2	1,497
Other	2,356	4	2,352
Total	$1,587,653	$10,247	$1,577,406

	Total Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2022
Real estate loans:
Residential	$623,375	$1,342	$622,033
Construction	25,024	-	25,024
Commercial	678,841	12,165	666,676
Commercial	38,158	937	37,221
Obligations of states and political subdivisions	40,416	-	40,416
Home equity loans and lines of credit	43,170	36	43,134
Auto loans	3,611	16	3,595
Other	1,716	6	1,710
Total	$1,454,311	$14,502	$1,439,809

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2023
With no specific allowance recorded:
Real estate loans
Residential	$1,116	$1,722	$-
Construction	-	-	-
Commercial	7,270	7,994	-
Commercial	369	409	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	32	66	-
Auto loans	2	5	-
Other	4	18	-
Total	8,793	10,214	-
With an allowance recorded:
Real estate loans
Residential	101	105	10
Construction	-	-	-
Commercial	803	935	5
Commercial	550	565	236
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	1,454	1,605	251
Total:
Real estate loans
Residential	1,217	1,827	10
Construction	-	-	-
Commercial	8,073	8,929	5
Commercial	919	974	236
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	32	66	-
Auto loans	2	5	-
Other	4	18	-
Total Impaired Loans	$10,247	$11,819	$251

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2022
With no specific allowance recorded:
Real Estate Loans
Residential	$1,239	$2,029	$-
Construction	-	-	-
Commercial	8,384	8,987	-
Commercial	865	905	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	36	68	-
Auto Loans	16	28	-
Other	6	19	-
Total	10,546	12,036	-
With an allowance recorded:
Real Estate Loans
Residential	103	108	12
Construction	-	-	-
Commercial	3,781	3,928	301
Commercial	72	83	38
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total	3,956	4,119	351
Total:
Real Estate Loans
Residential	1,342	2,137	12
Construction	-	-	-
Commercial	12,165	12,915	301
Commercial	937	988	38
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	36	68	-
Auto Loans	16	28	-
Other	6	19	-
Total Impaired Loans	$14,502	$16,155	$351

The following tables represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended March 31,
	2023	2022	2023	2022
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,156	$1,103	$1	$-
Construction	-	-	-	-
Commercial	7,310	6,444	1	3
Commercial	369	77	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	33	292	-	-
Auto loans	4	28	-	-
Other	5	-	-	-
Total	8,877	7,944	2	3
With an allowance recorded:
Real estate loans
Residential	102	107	-	-
Construction	-	-	-	-
Commercial	3,393	28	-	-
Commercial	552	791	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Auto loans	-	-	-	-
Other	-	-	-	-
Total	4,047	926	-	-
Total:
Real estate loans
Residential	1,258	1,210	1	-
Construction	-	-	-	-
Commercial	10,703	6,472	1	3
Commercial	921	868	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	33	292	-	-
Auto loans	4	28	-	-
Other	5	-	-	-
Total Impaired Loans	$12,924	$8,870	$2	$3

	For the Six Months Ended March 31,
	2023	2022	2023	2022
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,186	$1,698	$2	$2
Construction	-	-	-	-
Commercial	8,937	8,746	1	3
Commercial	534	93	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	34	301	-	-
Auto loans	5	25	-	-
Other	5	-	-	-
Total	10,701	10,863	3	5
With an allowance recorded:
Real estate loans
Residential	102	112	-	-
Construction	-	-	-	-
Commercial	2,481	21	-	-
Commercial	392	982	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Auto loans	-	5	-	-
Other	-	-	-	-
Total	2,975	1,120	-	—
Total:
Real estate loans
Residential	1,288	1,810	2	2
Construction	-	-	-	-
Commercial	11,418	8,767	1	3
Commercial	926	1,075	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	34	301	-	-
Auto loans	5	30	-	-
Other	5	-	-	-
Total Impaired Loans	$13,676	$11,983	$3	$5

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at March 31, 2023 and September 30, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
March 31, 2023
Commercial real estate loans	$734,312	$3,270	$10,797	$-	$748,379
Commercial	42,127	1,539	1,157	-	44,823
Obligations of states and political subdivisions	48,044	-	-	-	48,044
Total	$824,483	$4,809	$11,954	$-	$841,246

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2022
Commercial real estate loans	$659,104	$6,060	$13,677	$-	$678,841
Commercial	35,322	1,690	1,146	-	38,158
Obligations of states and political subdivisions	40,416	-	-	-	40,416
Total	$734,842	$7,750	$14,823	$-	$757,415

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at March 31, 2023 and September 30, 2022 (in thousands):

	Performing	Non- performing	Total
March 31, 2023
Real estate loans:
Residential	$669,098	$2,259	$671,357
Construction	27,572	-	27,572
Home equity loans and lines of credit	43,518	105	43,623
Auto loans	1,495	4	1,499
Other	2,321	35	2,356
Total	$744,004	$2,403	$746,407

	Performing	Non- performing	Total
September 30, 2022
Real estate loans:
Residential	$621,781	$1,594	$623,375
Construction	25,024	-	25,024
Home equity loans and lines of credit	42,832	338	43,170
Auto loans	3,590	21	3,611
Other	1,710	6	1,716
Total	$694,937	$1,959	$696,896

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2023 and September 30, 2022 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
March 31, 2023
Real estate loans:
Residential	$668,133	$901	$398	$1,925	$3,224	$671,357
Construction	27,572	-	-	-	-	27,572
Commercial	739,418	2,405	69	6,487	8,961	748,379
Commercial	43,940	17	-	866	883	44,823
Obligations of states and political subdivisions	48,044	-	-	-	-	48,044
Home equity loans and lines of credit	43,469	49	32	73	154	43,623
Auto loans	1,441	57	-	1	58	1,499
Other	2,322	4	-	30	34	2,356
Total	$1,574,339	$3,433	$499	$9,382	$13,314	$1,587,653

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2022
Real estate loans:
Residential	$621,270	$598	$367	$1,140	$2,105	$623,375
Construction	25,024	-	-	-	-	25,024
Commercial	672,875	5,719	-	247	5,966	678,841
Commercial	37,160	539	440	19	998	38,158
Obligations of states and political subdivisions	40,416	-	-	-	-	40,416
Home equity loans and lines of credit	42,842	121	144	63	328	43,170
Auto loans	3,462	134	2	13	149	3,611
Other	1,685	-	31	-	31	1,716
Total	$1,444,734	$7,111	$984	$1,482	$9,577	$1,454,311

Non-Accrual Loans	March 31, 2023	September 30, 2022
Real estate loans:
Residential	$2,259	$1,594
Construction	-	-
Commercial	8,073	12,165
Commercial	919	958
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	105	338
Auto loans	4	21
Other	35	6
Total	$11,395	$15,082

There are no loans greater than 90 days past due that are accruing interest.

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of March 31, 2023 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL during the three months ended March 31, 2023 and 2022 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of	Auto	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Loans	Unallocated	Total
ALL balance at December 31, 2022	$5,286	$328	$11,194	$1,048	$275	$372	$14	$22	$202	$18,741
Charge-offs	-	-	(593)	-	-	-	(6)	-	-	(599)
Recoveries	-	-	-	-	-	1	22	-	-	23
Provision	(416)	-	415	137	(32)	(37)	(22)	-	105	150
ALL balance at March 31, 2023	$4,870	$328	$11,016	$1,185	$243	$336	$8	$22	$307	$18,315
ALL balance at December 31, 2021	$4,098	$241	$10,607	$1,224	$265	$297	$196	$21	$1,261	$18,210
Charge-offs	(5)	-	(19)	-	-	-	(15)	-	-	(39)
Recoveries	-	-	6	-	-	2	29	-	-	37
Provision	310	4	(44)	(401)	(19)	11	(121)	(1)	261	-
ALL balance at March 31, 2022	$4,403	$245	$10,550	$823	$246	$310	$89	$20	$1,522	$18,208

ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Charge-offs	-	-	(593)	-	-	-	(27)	-	-	(620)
Recoveries	2	-	1	-	-	52	52	-	-	107
Provision	(254)	9	854	487	(40)	(77)	(39)	-	(640)	300
ALL balance at March 31, 2023	$4,870	$328	$11,016	$1,185	$243	$336	$8	$22	$307	$18,315
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Charge-offs	(10)	-	(19)	-	-	-	(22)	-	-	(51)
Recoveries	72	-	7	-	-	3	64	-	-	146
Provision	227	58	92	(218)	(147)	(11)	(185)	(1)	185	-
ALL balance at March 31, 2022	$4,403	$245	$10,550	$823	$246	$310	$89	$20	$1,522	$18,208

During the three months ended March 31, 2023, the Company recorded provision expense for the commercial real estate loans and commercial loans segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

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

During the six months ended March 31, 2023, the Company recorded provision expense for the construction real estate loans, commercial real estate loans and commercial loans segments, due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit and auto loans segments due to either decreased loan balances, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

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

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2023 and September 30, 2022 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$10	$-	$5	$236	$-	$-	$-	$-	$-	$251
Collectively evaluated for impairment	4,860	328	11,011	949	243	336	8	22	307	18,064
ALL balance at March 31, 2023	$4,870	$328	$11,016	$1,185	$243	$336	$8	$22	$307	$18,315
Individually evaluated for impairment	$12	$-	$301	$38	$-	$-	$-	$-	$-	$351
Collectively evaluated for impairment	5,110	319	10,453	660	283	361	22	22	947	18,177
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528

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

There were no new troubled debt restructurings granted during the three months ended March 31, 2023.

The following is a summary of troubled debt restructuring granted during the three months ended March 31, 2022 and six months ended March 31, 2023 and 2022 (dollars in thousands):

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

For the Six Months Ended March 31, 2023
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

For the three and six months ended March 31, 2023 and 2022, no loans defaulted on a restructuring agreement within one year of modification.

7.
Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2023	September 30, 2022
Non-interest bearing demand accounts	$274,274	$290,061
Interest bearing demand accounts	295,212	357,516
Money market accounts	354,371	402,080
Savings and club accounts	176,402	196,696
Certificates of deposit	329,038	133,668
Total	$1,429,297	$1,380,021

8.
Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost (income) for the three and six month periods ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Service Cost	$-	$-	$-	$-
Interest Cost	164	131	328	256
Expected return on plan assets	(242)	(339)	(484)	(672)
Partial settlement	-	83	—	221
Amortization of net loss from earlier periods	-	1	—	2
Net periodic benefit income	$(78)	$(124)	$(156)	$(193)

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

Restricted stock shares outstanding at March 31, 2023 vest over periods ranging from 1 to 42 months. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended March 31, 2023 and 2022, the Company recorded $91,000 and $93,000 of share-based compensation expense, respectively, comprised of restricted stock expense. For the six months ended March 31, 2023 and 2022, the Company recorded $386,000 and $355,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at March 31, 2023 is $737,000 over the remaining vesting period of 3.75 years.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2023, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2022	35,639	$14.88
Granted	31,696	19.06
Vested	(11,441)	18.33
Forfeited	—	—
Nonvested at March 31, 2023	55,894	$17.06

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of March 31, 2023 and September 30, 2022 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	March 31, 2023
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$106,381	$-	$106,381
Obligations of states and political subdivisions	-	10,168	-	10,168
U.S. government agency securities	-	9,373	-	9,373
Corporate obligations	-	66,629	3,429	70,058
Other debt securities	-	7,310	-	7,310
Total debt securities	$-	$199,861	$3,429	$203,290
Equity securities- financial services	32	-	-	32
Derivatives and hedging activities	-	18,284	-	18,284
Liabilities
Derivatives and hedging activities	$-	$6,913	$-	$6,913

	September 30, 2022
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$110,160	$-	$110,160
Obligations of states and political subdivisions	-	9,920	-	9,920
U.S. government agency securities	-	9,330	-	9,330
Corporate obligations	-	63,745	7,374	71,119
Other debt securities	-	8,118	-	8,118
Total debt securities	$-	$201,273	$7,374	$208,647
Equity securities-financial services	36	-	-	36
Derivatives and hedging activities	-	24,481	-	24,481
Liabilities:
Derivatives and hedging activities	$-	$9,176	$-	$9,176

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and six month periods ended March 31, 2023 and 2022 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning balance	$7,199	$10,937
Purchases, sales, issuances, settlements, net	-	(500)
Total unrealized (loss) gain:
Included in earnings	-	-
Included in other comprehensive (loss) income	(253)	(175)
Transfers in and/or out of Level III	(3,517)	500
	$3,429	$10,762

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six Months Ended
	March 31, 2023	March 31, 2022
Beginning balance	$7,374	$11,112
Purchases, sales, issuances, settlements, net	-	(500)
Total unrealized gain (loss):
Included in earnings	-	-
Included in other comprehensive (loss) income	(428)	(350)
Transfers in and/or out of Level III	(3,517)	500
	$3,429	$10,762

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheet as of March 31, 2023 and September 30, 2022 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	March 31, 2023
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,546	$3,546
Impaired loans	-	-	9,996	9,996

	September 30, 2022
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$29	$29
Impaired loans	-	-	14,151	14,151

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
March 31, 2023
Impaired loans	$9,996	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	3,546	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (20.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2022
Impaired loans	$14,151	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.6%)
Foreclosed real estate owned	29	Appraisal of collateral (1)	Appraisal adjustments (2)	20% (20.0%)

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

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2023, 38 impaired loans with a carrying value of $10.2 million were reduced by specific valuation allowance totaling $251,000 resulting in a net fair value of $10.0 million based on Level 3 inputs. At September 30, 2022, 49 impaired loans with a carrying value of $14.5 million were reduced by a specific valuation totaling $351,000 resulting in a net fair value of $14.2 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheet at March 31, 2023 and September 30, 2022 by level within the fair value hierarchy:

	March 31, 2023
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$54,904	$-	$46,835	$-	$46,835
Loans receivable, net	1,569,338	-	-	1,464,066	1,464,066
Mortgage servicing rights	798	-	-	1,306	1,306
Financial liabilities:
Deposits	$1,429,297	$1,100,259	$-	$247,262	$1,347,521
Short term borrowings	301,478	—	—	289,842	289,842

	September 30, 2022
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$57,285	$-	$47,546	$-	$47,546
Loans receivable, net	1,435,783	-	-	1,351,823	1,351,823
Mortgage servicing rights	788	-	-	1,390	1,390
Financial liabilities:
Deposits	$1,380,021	$1,246,353	$-	$128,533	$1,374,886
Short-term borrowings	230,810	-	-	215,287	215,287

11.
Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six month periods ended March 31, 2023 and 2022 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at December 31, 2022	$(1,108)	$(13,041)	$11,172	$(2,977)
Other comprehensive (loss) income before reclassifications	-	1,277	(374)	903
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(1,810)	(1,810)
Period change	—	1,277	(2,184)	(907)
Balance at March 31, 2023	$(1,108)	$(11,764)	$8,988	$(3,884)
Balance at December 31, 2021	$(1,034)	$1,119	$2,504	$2,589
Other comprehensive (loss) income before reclassifications	(54)	(4,153)	5,392	1,185
Amounts reclassified from accumulated other comprehensive (loss) income	66	-	131	197
Period change	12	(4,153)	5,523	1,382
Balance at March 31, 2022	$(1,022)	$(3,034)	$8,027	$3,971

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)
Other comprehensive income (loss) before reclassifications	—	2,115	153	2,268
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(3,258)	(3,258)
Period change	—	2,115	(3,105)	(990)
Balance at March 31, 2023	$(1,108)	$(11,764)	$8,988	$(3,884)
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682
Other comprehensive income (loss) before reclassifications	710	(4,996)	7,082	2,796
Amounts reclassified from accumulated other comprehensive income (loss)	175	—	318	493
Period change	885	(4,996)	7,400	3,289
Balance at March 31, 2022	$(1,022)	$(3,034)	$8,027	$3,971

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six month periods ended March 31, 2023 and 2022 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2023	2022
Securities available for sale:
Defined benefit pension plan
Amortization of net gain and prior service costs	$-	$(84)	Compensation and employee benefits
Related income tax expense	-	18	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	(66)
Derivatives and hedging activities:
Interest expense, effective portion	2,293	(166)	Interest expense
Related income tax expense	(483)	35	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	1,810	(131)
Total reclassification for the period	$1,810	$(197)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2023	2022
Defined benefit pension plan
Amortization of net (loss) gain and prior service costs	-	(223)
Related income tax expense	-	48	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	(175)
Derivative and hedging activities:
Interest expense, effective portion	4,127	(402)	Interest expense
Related income tax expense	(869)	84	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	3,258	(318)
Total reclassification for the period	$3,258	$(493)

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2023 and September 30, 2022 (in thousands).

Fair Values of Derivative Instruments
Asset Derivatives
	As of March 31, 2023		As of September 30, 2022
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$215,000	$11,379	$225,000	$15,310
Commercial Loans	83,149	6,905	79,602	9,171
Total	$298,149	$18,284	$304,602	$24,481

Fair Values of Derivative Instruments
Liability Derivatives
	As of March 31, 2023		As of September 30, 2022
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Commercial Loans	$114,808	$6,913	$111,668	$9,176
Total	$114,808	$6,913	$111,668	$9,176

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. As of March 31, 2023, the Company had nine interest rate swaps with a notional principal amount of $215.0 million associated with the Company’s cash outflows associated with various FHLB advances and $198.0 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the three and six month periods ended March 31, 2023 and 2022.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended March 31, 2023, the Company had $2.3 million of gains, which resulted in a decrease to interest expense. During the three months ended March 31, 2022, the Company had $166,000 of losses which resulted in an increase to interest expense. During the six months ended March 31, 2023, the Company had $4.1 million of gains, which resulted in a decrease to interest expense. During the six months ended March 31, 2022, the Company had $402,000 of losses which resulted in an increase to interest expense. During the next twelve months, the Company estimates that $7.8 million will be reclassified as a decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three and six month periods ended March 31, 2023 and 2022 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	(Gain) Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
Interest Rate Products	$(2,768)	$6,992	Interest expense	$2,293	$(166)
Total	$(2,768)	$6,992		$2,293	$(166)
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,
	2023	2022		2023	2022
Interest Rate Products	$(3,934)	$5,546	Interest expense	$4,127	$(402)
Total	$(3,934)	$5,546		$4,127	$(402)

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

As of March 31, 2023 and September 30, 2022, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2023 and September 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

13.
Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA B&T have filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs have opposed the motions. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

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

(in thousands)		March 31, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$5,639
Total Lease Right-Of-Use Assets		$5,639

(in thousands)		March 31, 2023
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$5,861
Total Lease Liabilities		$5,861

(in thousands)		September 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,075
Total Lease Right-Of-Use Assets		$6,075

(in thousands)		September 30, 2022
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,275
Total Lease Liabilities		$6,275

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

March 31, 2023
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

Lease Costs (in thousands)	Three Months Ended March 31, 2023
Operating lease cost	$238
Variable lease cost	62
Net lease cost	$300
Lease Costs (in thousands)	Three Months Ended March 31, 2022
Operating lease cost	$240
Variable lease cost	101
Net lease cost	$341
Lease Costs (in thousands)	Six Months Ended March 31,2023
Operating lease cost	$476
Variable lease cost	113
Net lease cost	$589
Lease Costs (in thousands)	Six Months Ended March 31,2022
Operating lease cost	$501
Variable lease cost	180
Net lease cost	$681

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
March 31, 2024	$783
March 31, 2025	651
March 31, 2026	647
March 31, 2027	529
March 31, 2028	462
Thereafter	3,824
Total future minimum lease payments	6,896
Amounts representing interest	1,035
Present Value of Net Future Minimum Lease Payments	$5,861

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

Comparison of Financial Condition at March 31, 2023 and September 30, 2022

Total Assets. Total assets increased by $123.7 million, or 7.1%, to $1.99 billion at March 31, 2023 from $1.86 billion at September 30, 2022 due primarily to increases in loans receivable, foreclosed real estate and regulatory stock, at cost partially offset by decreases in cash and due from banks, investment securities held to maturity, investment securities available for sale, interest bearing deposits with other institutions and derivative and hedging assets.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.4 million, or 12.2%, to $24.5 million at March 31, 2023 from $27.9 million at September 30, 2022.

Net Loans. Net loans increased $133.6 million, or 9.3%, to $1.57 billion at March 31, 2023 from $1.44 billion at September 30, 2022. During this period, residential loans increased $48.0 million to $671.4 million, construction loans increased $2.5 million to $27.6 million, commercial real estate loans increased $69.6 million to $748.4 million, commercial loans increased $6.7 million to $44.8 million, obligations of states and political subdivisions increased $7.6 million to $48.0 million, home equity loans and lines of credit increased $453,000 to $43.6 million, auto loans decreased $2.1 million to $1.5 million reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans increased $640,000 to $2.4 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $5.4 million, or 2.6%, to $203.3 million at March 31, 2023 from $208.6 million at September 30, 2022 due primarily to the maturity or principal repayment of securities in the portfolio which was partially offset by a decrease in unrealized losses on available for sale securities.

Investment Securities Held to Maturity. Investment securities held to maturity decreased to $54.9 million at March 31, 2023 from $57.3 million at September 30, 2022. The Company carries some investment securities as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Foreclosed Real Estate. Foreclosed real estate increased to $3.5 million at March 31, 2023 from $29,000 at September 30, 2022. The Company foreclosed on one commercial real estate loan during the quarter and is actively marketing the property. This property was formerly part of nonperforming loans at December 31, 2022 and September 30, 2022.

Deposits. Deposits increased $49.3 million, or 3.6%, to $1.43 billion at March 31, 2023 from $1.38 billion at September 30, 2022. Increases in certificates of deposit of $195.4 million were offset in part by decreases in interest bearing demand accounts of $62.3 million, money market accounts of $47.7 million, savings and club accounts of $20.3 million and non-interest bearing demand accounts of $15.8 million. At March 31, 2023, uninsured deposits, net of fully collateralized public deposits amounted to approximately 17.2% of total deposits, net of brokered certificates of deposit.

Short Term Borrowings. Short term borrowings increased to $301.5 million at March 31, 2023 from $230.8 million at September 30, 2022 primarily to fund loan growth.

Stockholders’ Equity. Stockholders’ equity increased by $6.5 million, or 3.0%, to $218.8 million at March 31, 2023 from $212.3 million at September 30, 2022. The increase in stockholders’ equity was primarily due to net income of $9.6 million partially offset by regular cash dividends of $0.30 per share which reduced stockholders’ equity by $2.9 million and other comprehensive loss of $990,000.

Average Balance Sheets for the Three and Six Months Ended March 31, 2023 and 2022

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,548,830	$17,504	4.58%	$1,349,160	$13,590	4.09%
Investment securities
Taxable(2)	90,464	931	4.17%	87,848	647	2.99%
Exempt from federal income tax(2)(3)	1,876	11	3.01%	3,665	19	2.66%
Total investment securities	92,340	942	4.15%	91,513	666	1.84%
Mortgage-backed securities	167,913	1,164	2.81%	125,876	522	1.68%
Federal Home Loan Bank stock	15,297	319	8.46%	4,920	55	4.53%
Other	12,871	125	3.94%	195,327	75	0.16%
Total interest-earning assets	1,837,251	20,054	4.43%	1,766,796	14,908	3.42%
Allowance for loan losses	(18,794)			(18,217)
Noninterest-earning assets	129,053			111,894
Total assets	$1,947,510			$1,860,473
Interest-bearing liabilities:
NOW accounts	$321,640	$317	0.40%	$304,924	$43	0.06%
Money market accounts	359,664	1,324	1.49%	434,417	139	0.13%
Savings and club accounts	180,541	23	0.05%	196,363	25	0.05%
Certificates of deposit	313,812	2,153	2.77%	408,759	486	0.47%
Borrowed funds	253,420	1,127	1.82%	—	—	—
Total interest-bearing liabilities	1,429,077	4,944	1.40%	1,344,463	693	0.21%
Non-interest-bearing NOW accounts	261,144			275,696
Non-interest-bearing liabilities	37,070			29,157
Total liabilities	1,727,291			1,649,316
Equity	220,219			211,157
Total liabilities and equity	$1,947,510			$1,860,473
Net interest income		$15,110			$14,215
Interest rate spread			3.03%			3.21%
Net interest-earning assets	$408,174			$422,333
Net interest margin(4)			3.34%			3.26%
Average interest-earning assets to average interest-bearing liabilities		128.56%			131.41%

	For the Six Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,516,456	$33,589	4.44%	$1,356,354	$26,849	3.97%
Investment securities
Taxable(2)	90,950	1,858	4.10%	110,003	1,244	2.27%
Exempt from federal income tax(2)(3)	1,854	21	2.88%	3,810	38	2.53%
Total investment securities	92,804	1,879	4.07%	113,813	1,282	2.28%
Mortgage-backed securities	168,925	2,329	2.77%	112,551	936	1.67%
Federal Home Loan Bank stock	15,702	638	8.15%	4,814	109	4.54%
Other	13,021	238	3.67%	182,892	140	0.15%
Total interest-earning assets	1,806,908	38,673	4.29%	1,770,424	29,316	3.32%
Allowance for loan losses	(18,691)			(18,194)
Noninterest-earning assets	131,611			113,615
Total assets	$1,919,828			$1,865,845
Interest-bearing liabilities:
Interest bearing demand accounts	$333,893	$465	0.28%	$305,182	$78	0.05%
Money market accounts	373,652	2,367	1.27%	442,163	280	0.13%
Savings and club accounts	185,489	49	0.05%	194,237	51	0.05%
Certificates of deposit	239,893	2,937	2.44%	415,813	1,130	0.54%
Borrowed funds	265,948	2,085	1.59%	—	—	—
Total interest-bearing liabilities	1,398,875	7,903	1.13%	1,357,395	1,539	0.23%
Non-interest-bearing NOW accounts	265,667			273,203
Non-interest-bearing liabilities	37,585			26,905
Total liabilities	1,702,127			1,657,503
Equity	217,701			208,342
Total liabilities and equity	$1,919,828			$1,865,845
Net interest income		$30,770			$27,777
Interest rate spread			3.16%			3.09%
Net interest-earning assets	$408,033			$413,029
Net interest margin(4)			3.42%			3.15%
Average interest-earning assets to average interest-bearing liabilities		129.17%			130.43%

_____________________

(1)
Non-accruing loans are included in the outstanding loan balances.
(2)
Available for sale securities are reported at fair value.
(3)
Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and six months ended March 31, 2023 and 2022.
(4)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

Net Income. Net income increased $93,000, or 2.0%, to $4.7 million for the three months ended March 31, 2023 compared to net income of $4.6 million for the comparable period in 2022. The increase was primarily due to increases in net interest income and non-interest income and a decrease in the income tax provision partially offset by increases in non-interest expense and the provision for loan losses.

Net Interest Income. Net interest income increased $895,000, or 6.3%, to $15.1 million for the three months ended March 31, 2023 compared to $14.2 million for the comparable period in 2022.

Interest Income. Total interest income was $20.1 million for the three months ended March 31, 2023 compared with $14.9 million for the three months ended March 31, 2022 reflecting increases in interest rates and total yield on average interest earning assets from 3.42% for the three months ended March 31, 2022 to 4.43% for the three months ended March 31, 2023. An increase of $70.5 million in average interest earning assets also contributed to the increase in interest income.

Interest Expense. Interest expense was $4.9 million for the quarter ended March 31, 2023 compared to $693,000 for the same period in 2022. The cost of interest-bearing liabilities increased to 1.40% for the quarter ended March 31, 2023 from 0.21% a year earlier, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities increased $84.6 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a $150,000 provision for loan losses for the three month period ended March 31, 2023 compared to no provision for the three month period ended March 31, 2022. The allowance for loan losses was $18.3 million, or 1.15% of loans outstanding, at March 31, 2023, compared to $18.5 million, or 1.27% of loans outstanding, at September 30, 2022.

Non-interest Income. Noninterest income increased 6.0% to $2.1 million for the three months ended March 31, 2023, compared with $2.0 million for the three months ended March 31, 2022. Increases in loan swap fees of $134,000, gains on sales of residential mortgages, service fees on deposit accounts of $16,000, insurance commissions of $27,000 and earnings on bank-owned life insurance of $8,000 were partially offset by decreases in service charges and fees on loans of $81,000, trust and investment fees of $17,000 and and other income of $14,000 for the quarter ended March 31, 2023 compared with the comparable period in 2022.

Non-interest Expense. Noninterest expense increased $894,000, or 8.6%, to $11.3 million for the three months ended March 31, 2023 compared with the comparable period a year earlier primarily reflecting increases in compensation and employee benefits of $487,000, professional fees of $370,000, Federal Deposit Insurance Corporation premiums of $60,000, gain on foreclosed real estate of $89,000, other expenses of $11,000 and data processing of $71,000, which was partially offset by decreases in occupancy and equipment of $65,000 and advertising of $112,000.

Income Taxes. Income tax expense decreased $125,000 to $1.2 million for the three months ended March 31, 2023 from the comparable 2022 period. The effective tax rate for the three months ended March 31, 2023 was 18.3% compared to 20.4% for the 2022 period.

Comparison of Operating Results for the Six Months Ended March 31, 2023 and 2022

Net Income. Net income increased $346,000, or 3.8%, to $9.6 million for the six months ended March 31, 2023 compared to net income of $9.2 million for the comparable period in 2022. The increase was primarily due to an increase in net interest income partially offset by increases in non-interest expense, the provision for loan losses and income tax provision and a decrease in non-interest income.

Net Interest Income. Net interest income increased $3.0 million, or 10.8%, to $30.8 million for the six months ended March 31, 2023 compared to $27.8 million for the comparable period in 2022.

Interest Income. Total interest income was $38.7 million for the six months ended March 31, 2023 compared with $29.3 million for the six months ended March 31, 2022 reflecting increases in interest rates and total yield on average interest earning assets from 3.32% for the six months ended March 31, 2022 to 4.29% for the six months ended March 31, 2023. A increase of $36.5 million in average interest earning assets also contributed to the increase in interest income

Interest Expense. Interest expense was $7.9 million for the six months ended March 31, 2023 compared to $1.5 million for the same period in 2022. The cost of interest-bearing liabilities increased to 1.13% for the six months ended March 31, 2023 from 0.23% a year earlier, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities increased $41.5 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a $300,000 provision for loan losses for the six month period ended March 31, 2023 compared to no provision for the six month period ended March 31, 2022. The allowance for loan losses was $18.3 million, or 1.15% of loans outstanding, at March 31, 2023, compared to $18.5 million, or 1.27% of loans outstanding, at September 30, 2022.

Non-interest Income. Noninterest income decreased 6.9% to $4.0 million for the six months ended March 31, 2023, compared with $4.3 million for the six months ended March 31, 2022. Decreases in trust and investment fees of $41,000, service charges and fee on loans of $131,000, loan swap fees of $11,000, gains on sales of residential mortgages of $181,000 and other income of $3,000 were partially offset by increases in service fees on deposit accounts of $43,000, earnings on bank-owned life insurance of $6,000 and insurance commissions of $26,000 for the six months ended March 31, 2023 compared with the comparable period in 2022.

Non-interest Expense. Noninterest expense increased $2.0 million, or 9.8%, to $22.7 million for the six months ended March 31, 2023 compared with the comparable period a year earlier primarily reflecting increases in compensation and employee benefits of $893,000, professional fees of $918,000, Federal Deposit Insurance Corporation premiums of $84,000, other expenses of $111,000 and data processing of $70,000, which was partially offset by decreases in occupancy and equipment of $113,000 and advertising of $19,000.

Income Taxes. Income tax expense increased $27,000 to $2.2 million for the six months ended March 31, 2023 from the comparable 2022 period. The effective tax rate for the six months ended March 31, 2023 was 18.6% compared to 18.9% for the 2022 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	March 31, 2023	September 30, 2022
Non-performing assets:
Non-accruing loans	$11,399	$15,082
Loans 90+ days delinquent and accruing interest	—	—
Total non-performing loans	11,399	15,082
Foreclosed real estate	3,546	29
Total non-performing assets	$14,945	$15,111
Ratio of non-performing loans to total loans	0.72%	1.04%
Ratio of non-performing loans to total assets	0.57%	0.81%
Ratio of non-performing assets to total assets	0.75%	0.81%
Ratio of allowance for loan losses to total loans	1.15%	1.27%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $198,000 from September 30, 2022 to March 31, 2023. The $11.4 million of non-accruing loans at March 31, 2023 included 17 residential loans with an aggregate outstanding balance of $2.3 million, 25 commercial and commercial real estate loans with aggregate outstanding balances of $9.0 million and 22 consumer loans with aggregate balances of $144,000. Within the residential loan balance were $148,000 of loans past due less than 90 days. In the quarter ended March 31, 2023, the Company identified four residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $3.5 million to $3.5 million at March 31, 2023. Foreclosed real estate consists of one residential property and one commercial property.

At March 31, 2023, the principal balance of troubled debt restructures (“TDRs”) was $1.8 million compared to $8.8 million at September 30, 2022. All the $1.8 million of TDRs at March 31, 2023 were non-accrual loans.

As of March 31, 2023, TDRs were comprised of four residential loans totaling $174,000, six commercial and commercial real estate loans totaling $1.5 million and two consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $34,000.

For the three month period ended March 31, 2023, no loans were removed from TDR status. For the six month period ended March 31, 2023, one loan totaling $6.6 million was removed from TDR status removed for paying off.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2023, $24.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of March 31, 2023, we had $301.5 million of borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $840.1 million.

At March 31, 2023, we had $358.6 million in loan commitments outstanding, which included, in part, $171.0 million in undisbursed construction loans and land development loans, $53.7 million in unused home equity lines of credit, $108.3 million in commercial lines of credit and commitments to originate commercial loans, $13.7 million in performance standby letters of credit and $11.8 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2023 totaled $268.0 million, or 81.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2024. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8.9 million and $8.5 million for the six months ended March 31, 2023 and 2022, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was $(130.3) million and $32.8 million for the six months ended March 31, 2023 and 2022, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for) of $118.0 million and $(10.0) million for the six months ended March 31, 2023 and 2022, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2023 or 2022.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2023 or 2022.

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

The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA B&T have filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs have opposed the motions. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

Item 1A. Risk Factors

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Examples of inadequate management of liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, have resulted in examples of material adverse effects to financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation (“DFPI”), on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023 First Republic Bank, San Francisco, California, was closed by the DFPI, and in each case the FDIC was appointed receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at a bank over time and are less stable as a source of funding than insured deposits. These failures have led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by investors and regulators, among others, on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. Impacts on our liquidity, deposits, capital levels and interest rate risk may have a material adverse effect on our financial condition and results of operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Corporation.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which could include Federal Home Loan Bank advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

The Failure to Address the Federal Debt Ceiling in a Timely Manner, Downgrades of the U.S. Credit Rating and Uncertain Credit and Financial Market Conditions May Affect the Stability of Securities Issued or Guaranteed by the Federal Government, which May Affect the Valuation or Liquidity of our Investment Securities Portfolio and Increase Future Borrowing Costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had no investments in U.S. Treasury securities. At March 31, 2023, we had approximately $11.8 million and $158.8 million invested in U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2022 the Company announced the authorization of a ninth repurchase program for up to 500,000 shares of its common stock. This program has no expiration date. The company made no purchases of its common stock under this program during the three month period ended March 31, 2023. There are currently 389,851 shares that may yet be repurchased under the program.

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

ESSA BANCORP, INC.

Date: May 12, 2023	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 12, 2023	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer