Form 10-Q
period 2023-06-30
ESSA Bancorp, Inc.
filed 2023-08-11
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 10,401,205 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	September 30,
	2023	2022
	(dollars in thousands)
ASSETS
Cash and due from banks	$58,533	$19,970
Interest-bearing deposits with other institutions	36,649	7,967
Total cash and cash equivalents	95,182	27,937
Investment securities available for sale, at fair value	287,983	208,647
Investment securities held to maturity, at amortized cost	53,570	57,285
Loans receivable (net of allowance for loan losses of $18,220 and $18,528)	1,611,066	1,435,783
Regulatory stock, at cost	18,773	14,393
Premises and equipment, net	13,031	13,126
Bank-owned life insurance	38,822	38,240
Foreclosed real estate	3,546	29
Intangible assets, net	139	281
Goodwill	13,801	13,801
Deferred income taxes	6,177	5,375
Derivative and hedging assets	19,154	24,481
Other assets	23,056	22,439
TOTAL ASSETS	$2,184,300	$1,861,817
LIABILITIES
Deposits	$1,525,477	$1,380,021
Short-term borrowings	399,989	230,810
Advances by borrowers for taxes and insurance	14,996	11,803
Derivative and hedging liabilities	7,949	9,176
Other liabilities	17,205	17,670
TOTAL LIABILITIES	1,965,616	1,649,480
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,401,205 and 10,371,022 outstanding at June 30, 2023 and September 30, 2022, respectively)	181	181
Additional paid in capital	182,526	182,173
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(6,123)	(6,462)
Retained earnings	148,693	139,139
Treasury stock, at cost; 7,731,890 and 7,762,073 shares outstanding at June 30, 2023 and September 30, 2022, respectively	(99,410)	(99,800)
Accumulated other comprehensive loss	(7,183)	(2,894)
TOTAL STOCKHOLDERS’ EQUITY	218,684	212,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,184,300	$1,861,817

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$19,132	$13,615	$52,721	$40,464
Investment securities:
Taxable	2,161	1,542	6,348	3,722
Exempt from federal income tax	11	12	32	50
Other investment income	461	330	1,337	579
Total interest income	21,765	15,499	60,438	44,815
INTEREST EXPENSE
Deposits	4,915	506	10,733	2,045
Short-term borrowings	1,606	35	3,691	35
Total interest expense	6,521	541	14,424	2,080
NET INTEREST INCOME	15,244	14,958	46,014	42,735
Provision for loan losses	150	—	450	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,094	14,958	45,564	42,735
NONINTEREST INCOME
Service fees on deposit accounts	782	783	2,343	2,301
Services charges and fees on loans	288	571	985	1,399
Loan swap fees	—	58	138	207
Unrealized (loss) gain on equity securities, net	(1)	4	(4)	5
Trust and investment fees	426	386	1,231	1,232
Gain on sale of loans, net	39	—	97	239
Earnings on bank-owned life insurance	196	187	582	567
Insurance commissions	145	145	459	433
Other	64	12	92	43
Total noninterest income	1,939	2,146	5,923	6,426
NONINTEREST EXPENSE
Compensation and employee benefits	6,622	6,456	20,154	19,095
Occupancy and equipment	1,068	1,113	3,223	3,381
Professional fees	1,223	759	3,581	2,199
Data processing	1,296	1,207	3,697	3,538
Advertising	181	254	535	627
Federal Deposit Insurance Corporation (FDIC) premiums	380	148	748	432
Foreclosed real estate	(1)	(60)	(4)	(180)
Amortization of intangible assets	47	59	142	191
Other	677	823	2,143	2,178
Total noninterest expense	11,493	10,759	34,219	31,461
Income before income taxes	5,540	6,345	17,268	17,700
Income taxes	1,144	1,306	3,321	3,456
NET INCOME	$4,396	$5,039	$13,947	$14,244
Earnings per share
Basic	$0.45	$0.51	$1.44	$1.46
Diluted	$0.45	$0.51	$1.44	$1.46
Dividends per share	$0.15	$0.15	$0.45	$0.39

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net income	$4,396	$5,039	$13,947	$14,244
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding losses	(4,007)	(5,221)	(1,331)	(11,545)
Tax effect	841	1,096	280	2,424
Net of tax amount	(3,166)	(4,125)	(1,051)	(9,121)
Pension plan:
Changes in unrealized holding (losses) gains	-	(442)	-	455
Tax effect	-	92	-	(96)
Reclassification of items recognized in net income	-	20	-	243
Tax effect	-	(3)	-	(51)
Net of tax amount	-	(333)	-	551
Derivative and hedging activities adjustments:
Changes in unrealized holding gains on derivatives included in net income	2,330	2,076	2,525	11,042
Tax effect	(489)	(436)	(529)	(2,319)
Reclassification adjustment for (gains) losses on derivatives included in net income	(2,498)	(222)	(6,625)	180
Tax effect	524	46	1,391	(38)
Net of tax amount	(133)	1,464	(3,238)	8,865
Total other comprehensive (loss) income	(3,299)	(2,994)	(4,289)	295
Comprehensive income	$1,097	$2,045	$9,658	$14,539

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, September 30, 2021	10,461,443	$181	$181,659	$(6,915)	$124,342	$(98,127)	$682	$201,822
Net Income					14,244			14,244
Other comprehensive income							295	295
Cash dividends declared ($0.39 per share)					(3,819)			(3,819)
Stock based compensation			427					427
Allocation of ESOP stock			240	340				580
Allocation of treasury shares to incentive plan	26,353		(342)			340		(2)
Purchase of common stock	(17,055)					(284)		(284)
Balance, June 30, 2022	10,470,741	$181	$181,984	$(6,575)	$134,767	$(98,071)	$977	$213,263

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2022	10,371,022	$181	$182,173	$(6,462)	$139,139	$(99,800)	$(2,894)	$212,337
Net income					13,947			13,947
Other comprehensive loss							(4,289)	(4,289)
Cash dividends declared ($0.45 per share)					(4,393)			(4,393)
Stock based compensation			471					471
Allocation of ESOP stock			279	339				618
Allocation of treasury shares to incentive plan	30,183		(397)			390		(7)
Balance, June 30, 2023	10,401,205	$181	$182,526	$(6,123)	$148,693	$(99,410)	$(7,183)	$218,684

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, March 31, 2022	10,489,391	$181	$181,816	$(6,689)	$131,201	$(97,767)	$3,971	$212,713
Net income					5,039			5,039
Other comprehensive loss							(2,994)	(2,994)
Cash dividends declared ($0.15 per share)					(1,473)			(1,473)
Stock based compensation			72					72
Allocation of ESOP stock			75	114				189
Allocation of treasury shares to incentive plan	(1,595)		21			(20)		1
Purchase of common stock	(17,055)					(284)		(284)
Balance, June 30, 2022	10,470,741	$181	$181,984	$(6,575)	$134,767	$(98,071)	$977	$213,263

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, March 31, 2023	10,402,537	$181	$182,377	$(6,236)	$145,762	$(99,401)	$(3,884)	$218,799
Net income					4,396			4,396
Other comprehensive loss							(3,299)	(3,299)
Cash dividends declared ($0.15 per share)					(1,465)			(1,465)
Stock based compensation			92					92
Allocation of ESOP stock			57	113				170
Allocation of treasury shares to incentive plan	(1,332)					(9)		(9)
Balance, June 30, 2023	10,401,205	$181	$182,526	$(6,123)	$148,693	$(99,410)	$(7,183)	$218,684

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2023	2022
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$13,947	$14,244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	—
Provision for depreciation and amortization	828	803
Amortization and accretion of discounts and premiums, net	87	(457)
Unrealized loss (gain) on equity securities	4	(5)
Gain on sale of loans, net	(97)	(239)
Origination of residential real estate loans for sale	(7,565)	(12,932)
Proceeds on sale of residential real estate loans	7,662	13,552
Compensation expense on ESOP	618	580
Amortization of right-of-use asset	651	617
Stock based compensation	471	427
Increase in accrued interest receivable	(2,458)	(63)
Increase (decrease) in accrued interest payable	1,728	(4)
Earnings on bank-owned life insurance	(582)	(567)
Deferred federal income taxes	338	185
Increase in accrued pension	(234)	(327)
Gain on foreclosed real estate, net	(4)	(180)
Amortization of intangible assets	142	191
Other, net	(679)	105
Net cash provided by operating activities	15,307	15,930
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	19,321	119,997
Purchases	(100,423)	(92,423)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	3,715	3,963
Purchases	-	(41,272)
Increase in loans receivable, net	(178,931)	(38,318)
Redemption of regulatory stock	19,525	389
Purchase of regulatory stock	(23,905)	(9,742)
Proceeds from sale of foreclosed real estate	32	620
Purchase of premises, equipment and software, net	(832)	(425)
Net cash used for investing activities	(261,498)	(57,211)
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	145,456	(264,790)
Net increase in short-term borrowings	169,179	225,000
Purchase of common stock	-	(284)
Increase in advances by borrowers for taxes and insurance	3,193	9,359
Dividends on common stock	(4,393)	(3,819)
Net cash provided by (used for) financing activities	313,435	(34,534)
Increase (decrease) in cash and cash equivalents	67,244	(75,815)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,937	158,946
CASH AND CASH EQUIVALENTS AT END OF YEAR	$95,181	$83,131
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$13,505	$2,084
Income taxes	$2,850	$2,425
Noncash items:
Transfers from loans to foreclosed real estate	3,546	54
Initial recognition of Operating Right-of-Use Asset	236	671
Initial recognition of Operating Right-of-Use Liability	236	671
Unrealized holding losses	(1,331)	(11,545)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the nine month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.

2.
Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(7,730,956)	(7,647,258)	(7,732,112)	(7,644,930)
Average unearned ESOP shares	(626,229)	(650,628)	(637,587)	(661,986)
Average unearned non-vested shares	(41,202)	(46,965)	(46,803)	(50,071)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,734,708	9,788,244	9,716,593	9,776,108
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	1,965	—	2,050
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,734,708	9,790,209	9,716,593	9,778,158

At June 30, 2023 there were 2,947 shares of nonvested stock outstanding at an average weighted price of $19.04 per share that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. At June 30, 2022 there were 25,148 shares of nonvested stock outstanding at an average weighted price of $16.52 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

5.
Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are summarized as follows (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Fannie Mae	$55,614	$—	$(4,680)	$50,934
Freddie Mac	$49,366	—	$(3,801)	45,565
Governmental National Mortgage Association	4,892	—	(301)	4,591
Total mortgage-backed securities	109,872	—	(8,782)	101,090
Obligations of states and political subdivisions	10,800	—	(734)	10,066
U.S. government treasury securities	98,510	17	(1)	98,526
U.S. government agency securities	4,500	—	(133)	4,367
Corporate obligations	75,786	—	(8,618)	67,168
Other debt securities	7,417	—	(651)	6,766
Total	$306,885	$17	$(18,919)	$287,983
Held to Maturity
Fannie Mae	$28,450	$-	$(4,405)	$24,045
Freddie Mac	22,677	-	(3,625)	19,052
Total mortgage-backed securities	51,127	-	(8,030)	43,097
U.S. government agency securities	2,443	-	(438)	2,005
Total	$53,570	$-	$(8,468)	$45,102

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$61,118	$1	$(5,432)	$55,687
Freddie Mac	53,842	-	(4,532)	49,310
Governmental National Mortgage Association securities	5,411	-	(248)	5,163
Total mortgage-backed securities	120,371	1	(10,212)	110,160
Obligations of states and political subdivisions	10,815	-	(895)	9,920
U.S. government agency securities	9,530	-	(200)	9,330
Corporate obligations	76,692	14	(5,587)	71,119
Other debt securities	8,810	2	(694)	8,118
Total	$226,218	$17	$(17,588)	$208,647

Held to maturity
Fannie Mae	$30,659	$-	$(5,127)	$25,532
Freddie Mac	24,187	-	(4,142)	20,045
Total	54,846	-	(9,269)	45,577
U.S. government agency securities	2,439	-	(470)	1,969
Total	$57,285	$-	$(9,739)	$47,546

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended June 30, 2023 and 2022.

(in thousands)	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022
Net (losses) gains recognized during the period on equity securities	$(1)	$4
Less: Net (losses) gains recognized during the period on equity securities sold during the period	-	-
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(1)	$4
(in thousands)	For the Nine Months Ended June 30, 2023	For the Nine Months Ended June 30, 2022
Net (losses) gains recognized during the period on equity securities	$(4)	$5
Less: Net (losses) gains recognized during the period on equity securities sold during the period	-	-
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(4)	$5

The amortized cost and fair value of debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$101,884	$101,877	$—	$—
Due after one year through five years	36,811	34,915	—	—
Due after five years through ten years	72,505	63,609	7,267	6,297
Due after ten years	95,685	87,582	46,303	38,805
Total	$306,885	$287,983	$53,570	$45,102

For the three and nine months ended June 30, 2023 and 2022, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2023
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	77	$5,600	$(116)	$69,380	$(8,969)	$74,980	$(9,085)
Freddie Mac	62	15,125	(708)	49,287	(6,718)	64,412	(7,426)
Governmental National Mortgage Association	12	918	(25)	3,674	(276)	4,592	(301)
U.S. government treasury securities	1	24,378	(1)	-	-	24,378	(1)
U.S. government agency securities	3	-	-	6,372	(571)	6,372	(571)
Obligations of states and political subdivisions	12	1,474	(27)	8,593	(707)	10,067	(734)
Corporate obligations	89	10,329	(682)	56,338	(7,936)	66,667	(8,618)
Other debt securities	17	-	-	6,361	(651)	6,361	(651)
Total	273	$57,824	$(1,559)	$200,005	$(25,828)	$257,829	$(27,387)

	September 30, 2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	74	$67,101	$(8,344)	$13,759	$(2,215)	$80,860	$(10,559)
Freddie Mac	63	59,954	(6,868)	9,401	(1,806)	69,355	(8,674)
Governmental National Mortgage Association securities	13	2,924	(194)	2,182	(54)	5,106	(248)
Obligations of states and political subdivisions	12	9,920	(895)	-	-	9,920	(895)
U.S. government agency securities	4	11,299	(670)	-	-	11,299	(670)
Corporate obligations	88	49,333	(3,394)	19,773	(2,193)	69,106	(5,587)
Other debt securities	17	5,764	(610)	1,759	(84)	7,523	(694)
Total	271	$206,295	$(20,975)	$46,874	$(6,352)	$253,169	$(27,327)

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

The Company reviews its position quarterly and has asserted that at June 30, 2023, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the above securities before their anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.
6.
Loans Receivable, Net and Allowance for Loan Losses

Loans receivable consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Real estate loans:
Residential	$693,711	$623,375
Construction	26,761	25,024
Commercial	764,849	678,841
Commercial	47,181	38,158
Obligations of states and political subdivisions	47,904	40,416
Home equity loans and lines of credit	46,302	43,170
Auto loans	926	3,611
Other	1,652	1,716
	1,629,286	1,454,311
Less allowance for loan losses	18,220	18,528
Net loans	$1,611,066	$1,435,783

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2023
Real estate loans:
Residential	$693,711	$1,400	$692,311
Construction	26,761	-	26,761
Commercial	764,849	7,805	757,044
Commercial	47,181	670	46,511
Obligations of states and political subdivisions	47,904	-	47,904
Home equity loans and lines of credit	46,302	30	46,272
Auto loans	926	8	918
Other	1,652	4	1,648
Total	$1,629,286	$9,917	$1,619,369

	Total Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2022
Real estate loans:
Residential	$623,375	$1,342	$622,033
Construction	25,024	-	25,024
Commercial	678,841	12,165	666,676
Commercial	38,158	937	37,221
Obligations of states and political subdivisions	40,416	-	40,416
Home equity loans and lines of credit	43,170	36	43,134
Auto loans	3,611	16	3,595
Other	1,716	6	1,710
Total	$1,454,311	$14,502	$1,439,809

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2023
With no specific allowance recorded:
Real estate loans
Residential	$1,300	$1,915	$-
Construction	-	-	-
Commercial	7,805	8,683	-
Commercial	670	967	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	30	64	-
Auto loans	8	8	-
Other	4	18	-
Total	9,817	11,655	-
With an allowance recorded:
Real estate loans
Residential	100	104	8
Construction	-	-	-
Commercial	-	-	-
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	100	104	8
Total:
Real estate loans
Residential	1,400	2,019	8
Construction	-	-	-
Commercial	7,805	8,683	-
Commercial	670	967	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	30	64	-
Auto loans	8	8	-
Other	4	18	-
Total Impaired Loans	$9,917	$11,759	$8

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2022
With no specific allowance recorded:
Real Estate Loans
Residential	$1,239	$2,029	$-
Construction	-	-	-
Commercial	8,384	8,987	-
Commercial	865	905	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	36	68	-
Auto Loans	16	28	-
Other	6	19	-
Total	10,546	12,036	-
With an allowance recorded:
Real Estate Loans
Residential	103	108	12
Construction	-	-	-
Commercial	3,781	3,928	301
Commercial	72	83	38
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total	3,956	4,119	351
Total:
Real Estate Loans
Residential	1,342	2,137	12
Construction	-	-	-
Commercial	12,165	12,915	301
Commercial	937	988	38
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	36	68	-
Auto Loans	16	28	-
Other	6	19	-
Total Impaired Loans	$14,502	$16,155	$351

The following tables represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands):

	For the Three Months Ended June 30,
	2023	2022	2023	2022
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$898	$1,600	$-	$2
Construction	-	-	-	-
Commercial	7,618	1,722	1	-
Commercial	454	78	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	31	285	-	-
Auto loans	2	11	-	-
Other	4	-	-	-
Total	9,007	3,696	1	2
With an allowance recorded:
Real estate loans
Residential	101	105	-	-
Construction	-	-	-	-
Commercial	523	1,270	-	-
Commercial	300	80	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Auto loans	-	-	-	-
Other	-	-	-	-
Total	924	1,455	-	-
Total:
Real estate loans
Residential	999	1,705	-	2
Construction	-	-	-	-
Commercial	8,141	2,992	1	-
Commercial	754	158	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	31	285	-	-
Auto loans	2	11	-	-
Other	4	-	-	-
Total Impaired Loans	$9,931	$5,151	$1	$2

	For the Nine Months Ended June 30,
	2023	2022	2023	2022
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,090	$1,935	$2	$7
Construction	-	-	-	-
Commercial	8,497	6,135	2
Commercial	507	88	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	33	295	-	-
Auto loans	4	21	-	-
Other	5	-	-	-
Total	10,136	8,474	4	7
With an allowance recorded:
Real estate loans
Residential	102	116	-	-
Construction	-	-	-	-
Commercial	1,828	431	-	-
Commercial	361	681	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Auto loans	-	4	-	-
Other	-	-	-	-
Total	2,291	1,232	-	—
Total:
Real estate loans
Residential	1,192	2,051	2	7
Construction	-	-	-	-
Commercial	10,325	6,566	2	-
Commercial	868	769	-	-
Obligations of states and political subdivisions	-	-	-	-
Home equity loans and lines of credit	33	295	-	-
Auto loans	4	25	-	-
Other	5	-	-	-
Total Impaired Loans	$12,427	$9,706	$4	$7

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at June 30, 2023 and September 30, 2022(in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
June 30, 2023
Commercial real estate loans	$751,109	$3,241	$10,499	$-	$764,849
Commercial	45,192	15	1,974	-	47,181
Obligations of states and political subdivisions	47,904	-	-	-	47,904
Total	$844,205	$3,256	$12,473	$-	$859,934

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2022
Commercial real estate loans	$659,104	$6,060	$13,677	$-	$678,841
Commercial	35,322	1,690	1,146	-	38,158
Obligations of states and political subdivisions	40,416	-	-	-	40,416
Total	$734,842	$7,750	$14,823	$-	$757,415

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or non-performing. The following tables present the risk ratings in the consumer categories of performing and non-performing loans at June 30, 2023 and September 30, 2022 (in thousands):

	Performing	Non- performing	Total
June 30, 2023
Real estate loans:
Residential	$691,269	$2,442	$693,711
Construction	26,761	-	26,761
Home equity loans and lines of credit	46,251	51	46,302
Auto loans	916	10	926
Other	1,619	33	1,652
Total	$766,816	$2,536	$769,352

	Performing	Non- performing	Total
September 30, 2022
Real estate loans:
Residential	$621,781	$1,594	$623,375
Construction	25,024	-	25,024
Home equity loans and lines of credit	42,832	338	43,170
Auto loans	3,590	21	3,611
Other	1,710	6	1,716
Total	$694,937	$1,959	$696,896

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2023 and September 30, 2022 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
June 30, 2023
Real estate loans:
Residential	$690,450	$1,134	$145	$1,982	$3,261	$693,711
Construction	26,761	-	-	-	-	26,761
Commercial	762,960	222	847	820	1,889	764,849
Commercial	46,909	-	15	257	272	47,181
Obligations of states and political subdivisions	47,904	-	-	-	-	47,904
Home equity loans and lines of credit	46,251	-	30	21	51	46,302
Auto loans	904	22	-	-	22	926
Other	1,622	-	-	30	30	1,652
Total	$1,623,761	$1,378	$1,037	$3,110	$5,525	$1,629,286

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2022
Real estate loans:
Residential	$621,270	$598	$367	$1,140	$2,105	$623,375
Construction	25,024	-	-	-	-	25,024
Commercial	672,875	5,719	-	247	5,966	678,841
Commercial	37,160	539	440	19	998	38,158
Obligations of states and political subdivisions	40,416	-	-	-	-	40,416
Home equity loans and lines of credit	42,842	121	144	63	328	43,170
Auto loans	3,462	134	2	13	149	3,611
Other	1,685	-	31	-	31	1,716
Total	$1,444,734	$7,111	$984	$1,482	$9,577	$1,454,311

Non-Accrual Loans	June 30, 2023	September 30, 2022
Real estate loans:
Residential	$2,442	$1,594
Construction	-	-
Commercial	7,946	12,165
Commercial	673	958
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	51	338
Auto loans	10	21
Other	33	6
Total	$11,155	$15,082

There are no loans greater than 90 days past due that are accruing interest.

The allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of June 30, 2023 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the ALL during the three and nine months ended June 30, 2023 and 2022 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of	Auto	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Loans	Unallocated	Total
ALL balance at March 31, 2023	$4,870	$328	$11,016	$1,185	$243	$336	$8	$22	$307	$18,315
Charge-offs	-	-	(6)	(269)	-	-	-	-	-	(275)
Recoveries	-	-	-	-	-	14	16	-	-	30
Provision	(157)	(29)	205	53	(1)	(18)	(19)	(4)	120	150
ALL balance at June 30, 2023	$4,713	$299	$11,215	$969	$242	$332	$5	$18	$427	$18,220
ALL balance at March 31, 2022	$4,403	$245	$10,550	$823	$246	$310	$89	$20	$1,522	$18,208
Charge-offs	(9)	-	-	-	-	(6)	(16)	(11)	-	(42)
Recoveries	130	-	15	-	-	1	22	-	-	168
Provision	77	14	450	(30)	37	36	(45)	11	(550)	-
ALL balance at June 30, 2022	$4,601	$259	$11,015	$793	$283	$341	$50	$20	$972	$18,334

ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Charge-offs	-	-	(599)	(269)	-	-	(27)	-	-	(895)
Recoveries	2	-	1	-	-	65	69	-	-	137
Provision	(411)	(20)	1,059	540	(41)	(94)	(59)	(4)	(520)	450
ALL balance at June 30, 2023	$4,713	$299	$11,215	$969	$242	$332	$5	$18	$427	$18,220
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Charge-offs	(19)	-	(19)	-	-	(6)	(37)	(11)		(92)
Recoveries	202	-	22	-	-	4	85	-		313
Provision	304	72	542	(248)	(110)	25	(230)	10	(365)	-
ALL balance at June 30, 2022	$4,601	$259	$11,015	$793	$283	$341	$50	$20	$972	$18,334

During the three months ended June 30, 2023, the Company recorded provision expense for the commercial real estate loans and commercial loans segments due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate loans, construction real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit, auto loans and other loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

During the three months ended June 30, 2022, the Company recorded provision expense for the residential real estate loans, construction real estate loans, commercial real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit and other loan segments due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the commercial loans and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

During the nine months ended June 30, 2023, the Company recorded provision expense for the commercial real estate loans and commercial loans segments, due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate loans, construction real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit and auto loans segments due to either decreased loan balances, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

During the nine months ended June 30, 2022, the Company recorded provision expense for the residential real estate loans, construction real estate loans, commercial real estate loans, home equity loans and lines of credit and other loans segments due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the commercial loans, obligations of states and political subdivisions, and auto loans segments due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2023 and September 30, 2022 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$8	$-	$-	$-	$-	$-	$-	$-	$-	$8
Collectively evaluated for impairment	4,705	299	11,215	969	242	332	5	18	427	18,212
ALL balance at June 30, 2023	$4,713	$299	$11,215	$969	$242	$332	$5	$18	$427	$18,220
Individually evaluated for impairment	$12	$-	$301	$38	$-	$-	$-	$-	$-	$351
Collectively evaluated for impairment	5,110	319	10,453	660	283	361	22	22	947	18,177
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528

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

There were no new troubled debt restructurings granted during the three months ended June 30, 2022.

The following is a summary of troubled debt restructuring granted during the three months ended June 30, 2023 and the nine months ended June 30, 2023 and 2022 (dollars in thousands):

For the Three Months Ended June 30, 2023
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$211	$211
Construction	—	—	—
Commercial	3	6,058	6,058
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	$4	$6,269	$6,269

For the Nine Months Ended June 30, 2023
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$262	$262
Construction	—	—	—
Commercial	3	6,058	6,058
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	5	$6,320	$6,320

For the Nine Months Ended June 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$88	$88
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	2	$88	$88

For the three and nine months ended June 30, 2023 and 2022, no loans defaulted on a restructuring agreement within one year of modification.

7.
Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2023	September 30, 2022
Non-interest bearing demand accounts	$280,732	$290,061
Interest bearing demand accounts	308,280	357,516
Money market accounts	341,844	402,080
Savings and club accounts	169,329	196,696
Certificates of deposit	425,292	133,668
Total	$1,525,477	$1,380,021

8.
Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost (income) for the three and nine months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Service Cost	$-	$-	$-	$-
Interest Cost	164	142	492	398
Expected return on plan assets	(242)	(296)	(726)	(968)
Partial settlement	-	20	—	241
Amortization of net loss from earlier periods	-	-	—	2
Net periodic benefit income	$(78)	$(134)	$(234)	$(327)

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

Restricted stock shares outstanding at June 30, 2023 vest over periods ranging from 3 to 39 months. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended June 30, 2023 and 2022, the Company recorded $72,000 and $92,000 of share-based compensation expense, respectively, comprised of restricted stock expense. For the nine months ended June 30, 2023 and 2022, the Company recorded $427,000 and $471,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at June 30, 2023 is $633,000 over the remaining vesting period of 3.25 years.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2023, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2022	35,639	$14.88
Granted	31,696	19.06
Vested	(11,941)	18.31
Forfeited	(1,148)	16.35
Nonvested at June 30, 2023	54,246	$16.54

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of June 30, 2023 and September 30, 2022 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	June 30, 2023
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$101,090	$-	$101,090
Obligations of states and political subdivisions	-	10,066	-	10,066
U.S. government treasury securities	-	98,526	-	98,526
U.S. government agency securities	-	4,367	-	4,367
Corporate obligations	-	64,335	2,833	67,168
Other debt securities	-	6,766	-	6,766
Total debt securities	$-	$285,150	$2,833	$287,983
Equity securities- financial services	31	-	-	31
Derivatives and hedging activities	-	19,154	-	19,154
Liabilities
Derivatives and hedging activities	$-	$7,949	$-	$7,949

	September 30, 2022
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$110,160	$-	$110,160
Obligations of states and political subdivisions	-	9,920	-	9,920
U.S. government agency securities	-	9,330	-	9,330
Corporate obligations	-	63,745	7,374	71,119
Other debt securities	-	8,118	-	8,118
Total debt securities	$-	$201,273	$7,374	$208,647
Equity securities-financial services	36	-	-	36
Derivatives and hedging activities	-	24,481	-	24,481
Liabilities:
Derivatives and hedging activities	$-	$9,176	$-	$9,176

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and nine months ended June 30, 2023 and 2022 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	June 30, 2023	June 30, 2022
Beginning balance	$3,429	$10,762
Purchases, sales, issuances, settlements, net	-	1,000
Total unrealized (loss) gain:
Included in earnings	-	-
Included in other comprehensive (loss) income	(96)	(493)
Transfers in and/or out of Level III	(500)	-
	$2,833	$11,269

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine Months Ended
	June 30, 2023	June 30, 2022
Beginning balance	$7,374	$11,112
Purchases, sales, issuances, settlements, net	-	500
Total unrealized gain (loss):
Included in earnings	-	-
Included in other comprehensive (loss) income	(524)	(843)
Transfers in and/or out of Level III	(4,017)	500
	$2,833	$11,269

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheet as of June 30, 2023 and September 30, 2022 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	June 30, 2023
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,546	$3,546
Impaired loans	-	-	9,909	9,909

	September 30, 2022
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$29	$29
Impaired loans	-	-	14,151	14,151

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
June 30, 2023
Impaired loans	$9,909	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	3,546	Appraisal of collateral (1)	Appraisal adjustments (2)	20% to 35% (20.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2022
Impaired loans	$14,151	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.6%)
Foreclosed real estate owned	29	Appraisal of collateral (1)	Appraisal adjustments (2)	20% (20.0%)

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

Foreclosed real estate is measured at fair value, less cost to sell at the date of foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from foreclosed real estate. Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2023, 35 impaired loans with a carrying value of $9.9 million were reduced by specific valuation allowance totaling $8,000 resulting in a net fair value of $9.9 million based on Level 3 inputs. At September 30, 2022, 49 impaired loans with a carrying value of $14.5 million were reduced by a specific valuation totaling $351,000 resulting in a net fair value of $14.2 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheet at June 30, 2023 and September 30, 2022 by level within the fair value hierarchy:

	June 30, 2023
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$53,570	$-	$45,102	$-	$45,102
Loans receivable, net	1,611,066	-	-	1,482,365	1,482,365
Mortgage servicing rights	830	-	-	1,380	1,380
Financial liabilities:
Deposits	$1,525,477	$1,100,185	$-	$274,823	$1,375,008
Short term borrowings	399,989	—	—	388,427	388,427

	September 30, 2022
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$57,285	$-	$47,546	$-	$47,546
Loans receivable, net	1,435,783	-	-	1,351,823	1,351,823
Mortgage servicing rights	788	-	-	1,390	1,390
Financial liabilities:
Deposits	$1,380,021	$1,246,353	$-	$128,533	$1,374,886
Short-term borrowings	230,810	-	-	215,287	215,287

11.
Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2023 and 2022 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at March 31, 2023	$(1,108)	$(11,764)	$8,988	$(3,884)
Other comprehensive (loss) income before reclassifications	-	(3,166)	1,841	(1,325)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(1,974)	(1,974)
Period change	—	(3,166)	(133)	(3,299)
Balance at June 30, 2023	$(1,108)	$(14,930)	$8,855	$(7,183)
Balance at March 31, 2022	$(1,022)	$(3,034)	$8,027	$3,971
Other comprehensive (loss) income before reclassifications	(351)	(4,125)	1,641	(2,835)
Amounts reclassified from accumulated other comprehensive (loss) income	17	-	(176)	(159)
Period change	(334)	(4,125)	1,465	(2,994)
Balance at June 30, 2022	$(1,356)	$(7,159)	$9,492	$977

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)
Other comprehensive income (loss) before reclassifications	—	(1,051)	1,996	945
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(5,234)	(5,234)
Period change	—	(1,051)	(3,238)	(4,289)
Balance at June 30, 2023	$(1,108)	$(14,930)	$8,855	$(7,183)
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682
Other comprehensive income (loss) before reclassifications	359	(9,121)	8,723	(39)
Amounts reclassified from accumulated other comprehensive income (loss)	192	—	142	334
Period change	551	(9,121)	8,865	295
Balance at June 30, 2022	$(1,356)	$(7,159)	$9,492	$977

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Operations
	2023	2022
Securities available for sale:
Defined benefit pension plan
Amortization of net gain and prior service costs	$-	$(20)	Compensation and employee benefits
Related income tax expense	-	3	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	(17)
Derivatives and hedging activities:
Interest expense, effective portion	2,498	222	Interest expense
Related income tax expense	(524)	(46)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	1,974	176
Total reclassification for the period	$1,974	$159

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Operations
	2023	2022
Defined benefit pension plan
Amortization of net (loss) gain and prior service costs	$-	$(243)	Compensation and employee benefits
Related income tax expense	-	51	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	-	(192)
Derivative and hedging activities:
Interest expense, effective portion	6,625	(180)	Interest expense
Related income tax expense	(1,391)	38	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	5,234	(142)
Total reclassification for the period	$5,234	$(334)

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2023 and September 30, 2022 (in thousands).

Fair Values of Derivative Instruments
Asset Derivatives
	As of June 30, 2023		As of September 30, 2022
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$215,000	$11,211	$225,000	$15,310
Commercial Loans	82,490	7,943	79,602	9,171
Total	$297,490	$19,154	$304,602	$24,481

Fair Values of Derivative Instruments
Liability Derivatives
	As of June 30, 2023		As of September 30, 2022
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Commercial Loans	$113,946	$7,949	$111,668	$9,176
Total	$113,946	$7,949	$111,668	$9,176

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2023, the Company had nine interest rate swaps with a notional principal amount of $215.0 million associated with the Company’s cash outflows associated with various FHLB advances and $196.4 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the three and nine months ended June 30, 2023 and 2022.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended June 30, 2023, the Company had $2.5 million of gains, which resulted in a decrease to interest expense. During the three months ended June 30, 2022, the Company had $222,000 of gains which resulted in a decrease to interest expense. During the nine months ended June 30, 2023, the Company had $6.6 million of gains, which resulted in a decrease to interest expense. During the nine months ended June 30, 2022, the Company had $180,000 of losses which resulted in an increase to interest expense. During the next twelve months, the Company estimates that $7.8 million will be reclassified as a decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three and nine months ended June 30, 2023 and 2022 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	(Gain) Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
Interest Rate Products	$(168)	$1,854	Interest expense	$2,498	$222
Total	$(168)	$1,854		$2,498	$222
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,
	2023	2022		2023	2022
Interest Rate Products	$(4,100)	$11,222	Interest expense	$6,625	$(180)
Total	$(4,100)	$11,222		$6,625	$(180)

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

As of June 30, 2023 and September 30, 2022, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2023 and September 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

13.
Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Company and its subsidiary, ESSA Bank were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA Bank have filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs have opposed the motions. The Company and ESSA Bank will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA Bank, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA Bank were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and ESSA Bank intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA Bank, the amount or range of such exposure is not currently estimable but could be substantial.

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

(in thousands)		June 30, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$5,659
Total Lease Right-Of-Use Assets		$5,659

(in thousands)		June 30, 2023
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$5,890
Total Lease Liabilities		$5,890

(in thousands)		September 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,075
Total Lease Right-Of-Use Assets		$6,075

(in thousands)		September 30, 2022
Lease Liabilities	Classification
Operating lease Liabilities	Other liabilities	$6,275
Total Lease Liabilities		$6,275

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

June 30, 2023
Weighted average remaining lease term
Operating leases	11.7
Weighted average discount rate
Operating leases	2.51%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Three Months Ended June 30, 2023
Operating lease cost	$241
Variable lease cost	58
Net lease cost	$299
Lease Costs (in thousands)	Three Months Ended June 30, 2022
Operating lease cost	$238
Variable lease cost	53
Net lease cost	$291
Lease Costs (in thousands)	Nine Months Ended June 30,2023
Operating lease cost	$722
Variable lease cost	167
Net lease cost	$889
Lease Costs (in thousands)	Nine Months Ended June 30,2022
Operating lease cost	$501
Variable lease cost	180
Net lease cost	$681

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023 were as follows:

(in thousands)	Operating leases
Twelve months Ended:
June 30, 2024	$800
June 30, 2025	650
June 30, 2026	633
June 30, 2027	494
June 30, 2028	464
Thereafter	3,707
Total future minimum lease payments	6,748
Amounts representing interest	858
Present Value of Net Future Minimum Lease Payments	$5,890

Note 16. Other Matters

On May 31, 2023, ESSA Bank & Trust (“ESSA Bank”), a wholly owned subsidiary of the Company, entered into a consent order with the U.S. Department of Justice (“DOJ”) to resolve allegations of violations of the fair lending laws within the Philadelphia Metropolitan Statistical Area (“MSA”). Under the settlement, ESSA Bank agrees to provide $2.9 million in mortgage loan subsidies over a five-year period for majority Black and Hispanic census tracts, with at least 50% of those subsidies to be invested in specified Philadelphia MSA census tracts in proximity to ESSA Bank’s two Delaware County branch locations. The remainder of the subsidies may be used in other qualifying areas.

ESSA Bank is also committing $250,000 in additional focused marketing and outreach, $125,000 in community development partnerships, and making investments in additional mortgage professionals and a community development officer focused on statistically underserved communities. The DOJ consent order was approved by the United States District Court for the Eastern District of Pennsylvania on June 9, 2023, and at that point all claims asserted by the DOJ against ESSA Bank were resolved according to its terms. The Company is committed to investing the $2.9 million over five years and will record the related expenses in the period in which the activities occur.

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

Comparison of Financial Condition at June 30, 2023 and September 30, 2022

Total Assets. Total assets increased by $322.5 million, or 17.3%, to $2.18 billion at June 30, 2023 from $1.86 billion at September 30, 2022 due primarily to increases in total cash and cash equivalents, loans receivable and investment securities available for sale.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $67.2 million, or 240.7%, to $95.2 million at June 30, 2023 from $27.9 million at September 30, 2022. The Bank increased it’s balance sheet liquidity in response to recent market volatility.

Net Loans. Net loans increased $175.3 million, or 12.2%, to $1.61 billion at June 30, 2023 from $1.44 billion at September 30, 2022. During this period, residential loans increased $70.3 million to $693.7 million, construction loans increased $1.7 million to $26.8 million, commercial real estate loans increased $86.0 million to $764.8 million, commercial loans increased $9.0 million to $47.2 million, obligations of states and political subdivisions increased $7.5 million to $47.9 million, home equity loans and lines of credit increased $3.1 million to $46.3 million, auto loans decreased $2.7 million to $926,000 reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $64,000 to $1.7 million.

Investment Securities Available for Sale. Investment securities available for sale increased $79.3 million, or 38.0%, to $288.0 million at June 30, 2023 from $208.6 million at September 30, 2022 due primarily to purchases of U.S. treasury securities offset in part by the maturity or principal repayment of securities in the portfolio.

Investment Securities Held to Maturity. Investment securities held to maturity decreased to $53.6 million at June 30, 2023 from $57.3 million at September 30, 2022. The Company carries some investment securities as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Foreclosed Real Estate. Foreclosed real estate increased to $3.5 million at June 30, 2023 from $29,000 at September 30, 2022. The Company foreclosed on one commercial real estate loan during the quarter and is actively marketing the property. This property was formerly part of nonperforming loans at December 31, 2022 and September 30, 2022.

Deposits. Deposits increased $145.5 million, or 10.5%, to $1.53 billion at June 30, 2023 from $1.38 billion at September 30, 2022. An increase in certificates of deposit of $291.6 million was offset in part by decreases in interest bearing demand accounts of $49.2 million, money market accounts of $60.2 million, savings and club accounts of $27.4 million and non-interest bearing demand accounts of $9.3 million as the Company increased rates on certificates of deposit to defend against deposit outflow. At June 30, 2023, uninsured deposits, including fully collateralized public deposits of $156.5 million, amounted to approximately 30.4% of total deposits.

Short-Term Borrowings. Short-term borrowings increased to $400.0 million at June 30, 2023 from $230.8 million at September 30, 2022 primarily to fund loan growth.

Stockholders’ Equity. Stockholders’ equity increased by $6.3 million, or 3.0%, to $218.7 million at June 30, 2023 from $212.3 million at September 30, 2022. The increase in stockholders’ equity was primarily due to net income of $13.9 million partially offset by regular cash dividends of $0.45 per share which reduced stockholders’ equity by $4.4 million and other comprehensive loss of $4.3 million.

Average Balance Sheets for the Three and nine Months Ended June 30, 2023 and 2022

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,610,897	$19,132	4.76%	$1,378,788	$13,615	3.96%
Investment securities
Taxable(2)	94,908	1,032	4.36%	85,799	722	3.38%
Exempt from federal income tax(2)(3)	1,869	11	2.99%	2,262	12	2.69%
Total investment securities	96,777	1,043	4.33%	88,061	734	3.36%
Mortgage-backed securities	163,278	1,129	2.77%	155,522	820	2.11%
Federal Home Loan Bank stock	16,972	331	7.82%	6,098	71	4.67%
Other	11,630	130	4.48%	137,728	259	0.75%
Total interest-earning assets	1,899,554	21,765	4.60%	1,766,197	15,499	3.52%
Allowance for loan losses	(18,255)			(18,269)
Noninterest-earning assets	131,505			119,196
Total assets	$2,012,804			$1,867,124
Interest-bearing liabilities:
NOW accounts	$320,716	$374	0.47%	$338,103	$45	0.05%
Money market accounts	343,346	1,376	1.61%	411,879	142	0.14%
Savings and club accounts	172,123	28	0.07%	200,515	26	0.05%
Certificates of deposit	350,217	3,137	3.59%	353,915	293	0.33%
Borrowed funds	309,118	1,606	2.08%	29,722	35	0.47%
Total interest-bearing liabilities	1,495,520	6,521	1.75%	1,334,134	541	0.16%
Non-interest-bearing NOW accounts	257,957			284,467
Non-interest-bearing liabilities	38,048			33,545
Total liabilities	1,791,525			1,652,146
Equity	221,279			214,978
Total liabilities and equity	$2,012,804			$1,867,124
Net interest income		$15,244			$14,958
Interest rate spread			2.85%			3.36%
Net interest-earning assets	$404,034			$432,063
Net interest margin(4)			3.22%			3.40%
Average interest-earning assets to average interest-bearing liabilities		127.02%			132.39%

	For the Nine Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,547,937	$52,721	4.54%	$1,363,832	$40,464	3.95%
Investment securities
Taxable(2)	92,269	2,890	4.17%	102,601	1,966	2.55%
Exempt from federal income tax(2)(3)	1,859	32	2.90%	3,294	50	2.56%
Total investment securities	94,128	2,922	4.15%	105,895	2,016	2.55%
Mortgage-backed securities	167,043	3,458	2.76%	126,875	1,756	1.84%
Federal Home Loan Bank stock	16,126	970	8.01%	5,242	180	4.57%
Other	12,553	367	3.89%	167,126	399	0.32%
Total interest-earning assets	1,837,787	60,438	4.38%	1,768,970	44,815	3.38%
Allowance for loan losses	(18,546)			(18,126)
Noninterest-earning assets	131,431			115,332
Total assets	$1,950,672			$1,866,176
Interest-bearing liabilities:
Interest bearing demand accounts	$329,501	$839	0.34%	$316,156	$123	0.05%
Money market accounts	363,550	3,743	1.37%	432,068	421	0.13%
Savings and club accounts	181,033	77	0.06%	196,329	77	0.05%
Certificates of deposit	276,668	6,074	2.92%	395,180	1,424	0.48%
Borrowed funds	280,338	3,691	1.75%	9,907	35	0.47%
Total interest-bearing liabilities	1,431,090	14,424	1.34%	1,349,640	2,080	0.21%
Non-interest-bearing NOW accounts	263,097			276,958
Non-interest-bearing liabilities	37,591			29,024
Total liabilities	1,731,778			1,655,622
Equity	218,894			210,554
Total liabilities and equity	$1,950,672			$1,866,176
Net interest income		$46,014			$42,735
Interest rate spread			3.04%			3.17%
Net interest-earning assets	$406,697			$419,330
Net interest margin(4)			3.34%			3.22%
Average interest-earning assets to average interest-bearing liabilities		128.42%			131.07%

_____________________

(1)
Non-accruing loans are included in the outstanding loan balances.
(2)
Available for sale securities are reported at fair value.
(3)
Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and nine months ended June 30, 2023 and 2022.
(4)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

Net Income. Net income decreased $643,000, or 12.8%, to $4.4 million for the three months ended June 30, 2023 compared to net income of $5.0 million for the comparable period in 2022. The decrease was primarily due to increases in non-interest expense and the provision for loan losses and a decrease in non-interest income partially offset by increases in net interest income and a decrease in the income tax provision.

Net Interest Income. Net interest income increased $286,000, or 1.9%, to $15.2 million for the three months ended June 30, 2023 compared to $15.0 million for the comparable period in 2022.

Interest Income. Total interest income was $21.8 million for the three months ended June 30, 2023 compared with $15.5 million for the three months ended June 30, 2022 reflecting increases in interest rates and total yield on average interest earning assets from 3.52% for the three months ended June 30, 2022 to 4.60% for the three months ended June 30, 2023. An increase of $133.4 million in average interest earning assets also contributed to the increase in interest income.

Interest Expense. Interest expense was $6.5 million for the quarter ended June 30, 2023 compared to $541,000 for the same period in 2022. The cost of interest-bearing liabilities increased to 1.75% for the quarter ended June 30, 2023 from 0.16% a year earlier, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities increased $161.4 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a $150,000 provision for loan losses for the three month period ended June 30, 2023 compared to no provision for the three month period ended June 30, 2022. The allowance for loan losses was $18.2 million, or 1.12% of loans outstanding, at June 30, 2023, compared to $18.5 million, or 1.27% of loans outstanding, at September 30, 2022.

Non-interest Income. Noninterest income decreased 9.7% to $1.9 million for the three months ended June 30, 2023, compared with $2.1 million for the three months ended June 30, 2022. Decreases in loan swap fees of $58,000 and service charges and fees on loans of $283,000 were partially offset by increases in gains on sales of residential mortgages of $39,000, earnings on bank-owned life insurance of $9,000, trust and investment fees of $40,000 and other income of $52,000 for the quarter ended June 30, 2023 compared with the comparable period in 2022.

Non-interest Expense. Noninterest expense increased $734,000, or 6.8%, to $11.5 million for the three months ended June 30, 2023 compared with the comparable period a year earlier primarily reflecting increases in compensation and employee benefits of $166,000, professional fees of $464,000, Federal Deposit Insurance Corporation premiums of $232,000, gain on foreclosed real estate of $59,000 and data processing of $89,000, partially offset by decreases in occupancy and equipment of $45,000, advertising of $73,000 and other expenses of $146,000.

Income Taxes. Income tax expense decreased $162,000 to $1.1 million for the three months ended June 30, 2023 from the comparable 2022 period. The effective tax rate for the three months ended June 30, 2023 was 20.6% compared to 20.6% for the 2022 period.

Comparison of Operating Results for the Nine Months Ended June 30, 2023 and 2022

Net Income. Net income decreased $297,000, or 2.1%, to $13.9 million for the nine months ended June 30, 2023 compared to net income of $14.2 million for the comparable period in 2022. The decrease was primarily due to increases in non-interest expense and the provision for loan losses and a decrease in non-interest income partially offset by an increase in net interest income and a decrease in the income tax provision.

Net Interest Income. Net interest income increased $3.3 million, or 7.7%, to 46.0 million for the nine months ended June 30, 2023 compared to $42.7 million for the comparable period in 2022.

Interest Income. Total interest income was $60.4 million for the nine months ended June 30, 2023 compared with $44.8 million for the nine months ended June 30, 2022 reflecting increases in interest rates and total yield on average interest earning assets from 3.38% for the nine months ended June 30, 2022 to 4.38% for the nine months ended June 30, 2023. A increase of $68.8 million in average interest earning assets also contributed to the increase in interest income

Interest Expense. Interest expense was $14.4 million for the nine months ended June 30, 2023 compared to $2.1 million for the same period in 2022. The cost of interest-bearing liabilities increased to 1.34% for the nine months ended June 30, 2023 from 0.21% a year earlier, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities increased $81.5 million year-over-year.

Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to interpretation and revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a $450,000 provision for loan losses for the nine month period ended June 30, 2023 compared to no provision for the nine month period ended June 30, 2022. The allowance for loan losses was $18.2 million, or 1.12% of loans outstanding, at June 30, 2023, compared to $18.5 million, or 1.27% of loans outstanding, at September 30, 2022.

Non-interest Income. Noninterest income decreased 7.8% to $5.9 million for the nine months ended June 30, 2023, compared with $6.4 million for the nine months ended June 30, 2022. Decreases in service charges and fee on loans of $414,000, loan swap fees of $69,000, and gains on sales of residential mortgages of $142,000 were partially offset by increases in service fees on deposit accounts of $42,000, earnings on bank-owned life insurance of $15,000 and insurance commissions of $26,000 and other income of $49,000 for the nine months ended June 30, 2023 compared with the comparable period in 2022.

Non-interest Expense. Noninterest expense increased $2.8 million, or 8.8%, to $34.2 million for the nine months ended June 30, 2023 compared with the comparable period a year earlier primarily reflecting increases in compensation and employee benefits of $1.1 million, professional fees of $1.4 million, Federal Deposit Insurance Corporation premiums of $316,000, and data processing of $159,000, partially offset by decreases in occupancy and equipment of $158,000, other expenses of $35,000 and advertising of $92,000.

Income Taxes. Income tax expense decreased $135,000 to $3.3 million for the nine months ended June 30, 2023 from the comparable 2022 period. The effective tax rate for the nine months ended June 30, 2023 was 19.2% compared to 19.5% for the 2022 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	June 30, 2023	September 30, 2022
Non-performing assets:
Non-accruing loans	$11,155	$15,082
Loans 90+ days delinquent and accruing interest	—	—
Total non-performing loans	11,155	15,082
Foreclosed real estate	3,546	29
Total non-performing assets	$14,701	$15,111
Ratio of non-performing loans to total loans	0.68%	1.04%
Ratio of non-performing loans to total assets	0.51%	0.81%
Ratio of non-performing assets to total assets	0.67%	0.81%
Ratio of allowance for loan losses to total loans	1.12%	1.27%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $442,000 from September 30, 2022 to June 30, 2023. The $11.2 million of non-accruing loans at June 30, 2023 included 18 residential loans with an aggregate outstanding balance of $2.4 million, 23 commercial and commercial real estate loans with aggregate outstanding balances of $8.6 million and 19 consumer loans with aggregate balances of $94,000. Within the residential loan balance were $347,000 of loans past due less than 90 days. In the quarter ended June 30, 2023, the Company identified five residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased $3.5 million to $3.5 million at June 30, 2023. Foreclosed real estate consists of one residential property and one commercial property.

At June 30, 2023, the principal balance of troubled debt restructures (“TDRs”) was $9.0 million compared to $8.8 million at September 30, 2022. All of the TDRs at June 30, 2023 were non-accrual loans.

As of June 30, 2023, TDRs were comprised of five residential loans totaling $412,000, seven commercial and commercial real estate loans totaling $8.6 million and two consumer loans (home equity loans, home equity lines and credit, indirect auto and other loans) totaling $34,000.

For the three months ended June 30, 2023, no loans were removed from TDR status. For the nine months ended June 30, 2023, one loan totaling $6.6 million was removed from TDR status removed as it was paid off and one loan totaling $37,000 was removed for on time payments.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2023, $95.2 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of June 30, 2023, we had $339.9 million of borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $837.1 million. The Company also has a fully secured $60.0 million borrowing from the Federal Reserve Bank of Philadelphia.

At June 30, 2023, we had $332.9 million in loan commitments outstanding, which included, in part, $161.8 million in undisbursed construction loans and land development loans, $52.6 million in unused home equity lines of credit, $103.6 million in commercial lines of credit and commitments to originate commercial loans, $13.4 million in performance standby letters of credit and $1.4 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2023 totaled $345.9 million, or 81.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2024. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $15.3 million and $15.9 million for the nine months ended June 30, 2023 and 2022, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $(261.5) million and $(57.2) million for the nine months ended June 30, 2023 and 2022, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for) financing activities of $313.4 million and $(34.5) million for the nine months ended June 30, 2023 and 2022, respectively.

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

The Company and its subsidiary, ESSA Bank were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA Bank have filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs have opposed the motions. The Company and ESSA Bank will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA Bank, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA Bank were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and ESSA Bank intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA Bank, the amount or range of such exposure is not currently estimable but could be substantial.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2022, and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, each as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 6, 2022 the Company announced the authorization of a ninth repurchase program for up to 500,000 shares of its common stock. This program has no expiration date. The company made no purchases of its common stock under this program during the three month period ended June 30, 2023. There are currently 389,851 shares that may yet be repurchased under the program.

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

ESSA BANCORP, INC.

Date: August 11, 2023	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 11, 2023	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer