Form 10-K
period 2023-09-30
ESSA Bancorp, Inc.
filed 2023-12-14
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer		Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 11, 2023, there were 18,133,095 shares issued and 10,131,521 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2023, was $152,346,277.

DOCUMENTS INCORPORATED BY REFERENCE

•
Proxy Statement for the 2023 Annual Meeting of Stockholders of the Registrant (Part III).

i

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, inflation, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the ability to successfully complete or close transactions or to integrate acquired entities. Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

Item 1. Business

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is a Pennsylvania-chartered holding company for ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of the Bank. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of the Bank. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (570) 421-0531. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. At September 30, 2023, ESSA Bancorp had consolidated assets of $2.3 billion, consolidated deposits of $1.7 billion and consolidated stockholders’ equity of $219.7 million. Consolidated net income for the fiscal year ended September 30, 2023 was $18.6 million.

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

Market Area

At September 30, 2023, our 21 community offices consisted of seven offices in Monroe County, three offices in Lehigh County, five offices in Northampton County, one office in Lackawanna County, one office in Luzerne County, one office in Chester County, two offices in Delaware County and one office in Montgomery County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, healthcare and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. Chester and Montgomery Counties are located south and Delaware County southwest of Monroe County. As of June 30, 2023, the most recent FDIC market share data available, we had a deposit market share of approximately 25.5% in Monroe County, which represented the second largest deposit market share in Monroe County, 2.6% in Northampton County, 1.7% in Lehigh County, 0.3% in Lackawanna County, 0.7% in Luzerne County, 0.1% in Chester County, 0.1% in Montgomery County and 0.5% in Delaware County.

Lending Activities

Historically, our principal lending activity had been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real estate property. For years, we have been increasing our originations of commercial loans and commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from $678.8 million or 46.6% of our total loan portfolio at September 30, 2022 to $822.0 million, or 48.3%, of our total loan portfolio at September 30, 2023. One- to four-family residential real estate mortgage loans represented $713.3 million, or 42.0% of our loan portfolio at September 30, 2023. Home equity loans and lines of credit totaled $48.2 million, or 2.8%, of our loan portfolio at September 30, 2023. Commercial loans totaled $48.1 million, or 2.8%, of our loan portfolio at September 30, 2023 and construction first mortgage loans totaled $16.8 million, or 1.0%, of the total loan portfolio at September 30, 2023. Obligations of states and political subdivisions totaled $48.1 million, or 2.8%, of our loan portfolio at September 30, 2023. Auto loans totaled $523,000 or 0.1% of the total loan portfolio at September 30, 2023. As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$713,326	42.0%	$623,375	42.9%
Construction	16,768	1.0	25,024	1.7
Commercial	48,143	2.8	38,158	2.6
Commercial real estate	821,958	48.3	678,841	46.6
Obligations of states and political subdivisions	48,118	2.8	40,416	2.8
Home equity loans and lines of credit	48,212	2.8	43,170	3.0
Auto loans	523	0.1	3,611	0.3
Other	2,002	0.1	1,716	0.1
Total loans receivable	$1,699,050	100.0%	$1,454,311	100.0%
Allowance for loan losses	(18,525)		(18,528)
Total loans receivable, net	$1,680,525		$1,435,783

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to four- family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)

One year or less	$888	$-	$18,969	$78,563
After one year through five years	30,535	-	19,074	345,668
After five years through 15 years	175,055	393	8,318	363,940
After 15 years	506,848	16,375	1,782	33,787
Total	$713,326	$16,768	$48,143	$821,958

	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)

One year or less	$534	$302	$507	$358	$100,121
After one year through five years	2,466	5,082	16	1,186	404,027
After five years through 15 years	14,943	23,903	-	89	586,641
After 15 years	30,175	18,925	-	369	608,261
Total	$48,118	$48,212	$523	$2,002	$1,699,050

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2023 that are contractually due after September 30, 2024.

	Due After September 30, 2024
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$649,361	$63,077	$712,438
Construction	12,376	4,392	16,768
Commercial	-	29,174	29,174
Commercial real estate	427,928	315,467	743,395
Obligations of states and political subdivisions	24,324	23,260	47,584
Home equity loans and lines of credit	28,120	19,790	47,910
Auto loans	16	-	16
Other	1,627	17	1,644
Total	$1,143,752	$455,177	$1,598,929

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware, and Montgomery Counties, Pennsylvania. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center. At September 30, 2023, $713.3 million, or 42.0%, of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios, including those that qualify for our First Time Home Buyers Program and Community First Loan Program. Private mortgage insurance is required to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $21.0 million and $20.2 million in adjustable rate one- to four-family residential loans during the years ended September 30, 2023 and 2022, respectively. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2023, $63.1 million, or 8.9%, of our one- to four-family residential loans had adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our loan originators. Eligible properties include primary and vacation homes located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. As of September 30, 2023, home equity loans and lines of credit totaled about $48.2 million, or 2.8% of our loan portfolio.

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

Loan underwriting standards limit the maximum size of a junior lien loan to between $10,000 and $500,000, depending on the loan type and collateral. All loans exceeding 75% of value require an appraisal by bank-approved, licensed appraisers. Loans up to $25,000 with lesser loan-to-value ratios may utilize an automated valuation model. Title/lien searches are secured on all home equity loans and lines.

Commercial Real Estate Loans. At September 30, 2023, $822.0 million, or 48.3%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office and industrial buildings, multi-family, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five to seven years and a repricing option, and a maximum term of up to 25 years for existing properties and 30 years for new construction. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80%.

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

First Mortgage Construction Loans. At September 30, 2023, $16.8 million, or 1.0%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed- and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30-year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Commercial Loans. At September 30, 2023, $48.1 million, or 2.8%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.

Obligations of States and Political Subdivisions. At September 30, 2023, $48.1 million, or 2.8%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2023, $523,000, or 0.1%, of our total loan portfolio consisted of auto loans. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee. As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018.

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

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2023, these other loans totaled $2.0 million, or 0.1%, of the total loan portfolio.

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

Non-performing Loans. At September 30, 2023, $11.1 million, or 0.65% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $7.8 million at September 30, 2023. Three loan relationships accounted for $6.5 million of the total non-accrual commercial real estate loans. Non-performing residential first mortgage loans totaled $2.6 million at September 30, 2023.

Real Estate Owned. At September 30, 2023, the Company had $3.3 million of real estate owned consisting of two properties. This properties are being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2023	2022
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$2,569	$1,594
Construction	-	-
Commercial	652	958
Commercial real estate	7,763	12,165
Home equity loans and lines of credit	47	338
Auto loans	-	21
Other	30	6
Total	11,061	15,082
Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	-	-
Construction	-	-
Commercial	-	-
Commercial real estate	-	-
Home equity loans and lines of credit	-	-
Auto Loans	-	-
Other	-	-
Total loans 90 days or more past due and accruing	-	-
Total non-performing loans	11,061	15,082
Real estate owned	3,311	29
Other repossessed assets	-	-
Total non-performing assets	$14,372	$15,111
Troubled Debt Restructurings(1):
Residential first mortgage loans:
One- to four-family	$425	$620
Construction	-	-
Commercial	-	-
Commercial real estate	7,298	8,226
Home equity loans and lines of credit	30	35
Auto loans	-	3
Other	-	-
Total	$7,753	$8,884

Ratios:
Total non-performing loans to total loans	0.65%	1.04%
Total non-performing loans to total assets	0.48%	0.81%
Total non-performing assets to total assets	0.63%	0.81%

(1)
Non-performing troubled debt restructurings are included in non-accrual loans as part of the non-performing assets table.

At September 30, 2023, the principal balance of troubled debt restructurings (“TDRs”) was $7.8 million as compared to $8.8 million at September 30, 2022. All of the $7.8 million of TDRs at September 30, 2023 were non-accrual loans.

TDRs at September 30, 2023 were comprised of six residential loans totaling $425,000, seven commercial real estate loans totaling $7.3 million and two consumer loans (home equity loans, home equity lines of credit, auto and other) totaling $30,000.

For the year ended September 30, 2023, 2 loans totaling $6.7 million were removed from TDR status due to the completion of timely payments or paying off the balance.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2023
Residential first mortgage loans:
One- to four-family	5	$199	10	$2,045	15	$2,244
Construction	-	-	-	-	-	-
Commercial	-	-	3	250	3	250
Commercial real estate	-	-	4	865	4	865
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	1	21	1	21
Auto loans	1	1	-	-	1	1
Other	3	33	-	-	3	33
Total	9	$233	18	$3,181	27	$3,414
At September 30, 2022
Residential first mortgage loans:
One- to four-family	6	$367	14	$1,140	20	$1,507
Construction	-	-	-	-	-	-
Commercial	2	440	2	19	4	459
Commercial real estate	-	-	5	247	5	247
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	2	144	4	63	6	207
Auto loans	2	2	3	13	5	15
Other	1	31	-	-	1	31
Total	13	$984	28	$1,482	41	$2,466

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

At September 30, 2023, the Company classified approximately $4.3 million of our assets as Special Mention, of which $3.2 million were commercial and commercial real estate loans, and $14.3 million as Substandard, of which $12.7 million were commercial and commercial real estate loans. No loans were classified Doubtful or Loss. At September 30, 2022, we classified approximately $8.0 million of our assets as Special Mention, of which $7.8 million were commercial and commercial real estate loans, and $16.5 million as Substandard, of which $14.8 million were commercial and commercial real estate loans. No loans were classified as Doubtful or Loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September 30, 2023 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$18,528	$18,113
Charge-offs:
Residential first mortgage loans:
One- to four-family	-	(19)
Construction	-	-
Commercial	(269)	-
Commercial real estate	(615)	(23)
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	-	(6)
Auto loans	(28)	(40)
Other	-	(22)
Total charge-offs	(912)	(110)
Recoveries:
Residential first mortgage loans:
One- to four-family	45	382
Construction	-	-
Commercial	-	-
Commercial real estate	20	35
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	66	9
Auto loans	78	99
Other	-	-
Total recoveries	209	525
Net (charge-offs) recoveries	(703)	415
Provision for loan losses	700	-
Balance at end of year	$18,525	$18,528
Net charge-offs to average loans outstanding:
Residential first mortgage loans:
One- to four-family	0.00%	(0.03)%
Construction	0.00%	0.00%
Commercial	0.04%	0.00%
Commercial real estate	0.02%	0.00%
Obligations of states and political subdivisions	0.00%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Auto loans	0.00%	0.00%
Other	0.00%	0.00%
Total Net charge-offs (recoveries)	0.05%	(0.03)%
Credit quality ratios:
Allowance for loan losses to non-performing loans at end of year	167.48%	122.85%
Allowance for loan losses to total loans at end of year	1.09%	1.27%

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

	2023			2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$4,897	26.43%	41.98%	$5,122	27.64%	42.86%
Construction	183	0.99	0.99	319	1.72	1.72
Commercial	941	5.08	2.84	698	3.77	2.62
Commercial real estate	11,983	64.69	48.28	10,754	58.04	46.68
Obligations of states and political subdivisions	110	0.59	2.84	283	1.53	2.78
Home equity loans and lines of credit	346	1.87	2.84	361	1.95	2.97
Auto loans	2	0.01	0.13	22	0.12	0.25
Other	22	0.12	0.10	22	0.12	0.12
Total allocated allowance	18,484	99.78	100.00	17,581	94.89	100.00
Unallocated allowance	41	0.22	-	947	5.11	-
Total allowance for loan losses	$18,525	100.00%	100.00%	$18,528	100.00%	100.00%

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

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our investment policy is reviewed annually by our ALCO/Investment Management Committee. All policy changes recommended by this management committee must be approved by the Board of Directors. The Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Controller, Chief Operating Officer, Chief Banking Officer, Director of Consumer Lending, Chief Risk Officer, Senior Credit Officer, Regional President - Lehigh Valley. Authority to make investments under the approved guidelines is delegated by the Committee to appropriate officers. While general investment strategies are developed and authorized by the ALCO/Investment Management Committee, the execution of specific actions rests with the Chief Financial Officer and Controller.

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

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2023 was $17.8 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2023 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

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

Our policy is to evaluate for other-than-temporary impairment of debt securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before its anticipated recovery in market value, declines in value below cost are not assumed to be other than temporary. We review our position quarterly and concluded that at September 30, 2023, declines represent temporary declines due to interest rate change, and we do not intend to sell those securities and it is more likely than not that we will not have to sell those securities before their anticipated recovery in market value.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio not carried at fair value at September 30, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities	-	-%		-%	4,582	1.33%	45,215	1.63%	49,797	40,156	1.61%
U.S. government agency securities					2,445	2.03	-	-	2,445	1,934	2.03
Total investment securities held to-maturity	$-	-%	$-	-%	$7,027	1.57%	$45,215	1.74%	$52,242	$42,090	1.63%

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

At September 30, 2023, our deposits totaled $1.7 billion. Interest-bearing demand, savings and club, and money market deposits totaled $876.6 million at September 30, 2023. At September 30, 2023, we had a total of $504.0 million in certificates of deposit. Noninterest-bearing demand deposits totaled $280.5 million.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2023, we had brokered certificates of deposits totaling $214.2 million.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2023			2022
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$262,089	18.10%	-%	$277,189	17.80%	-%
Interest bearing demand accounts	330,772	22.85%	0.67%	325,281	20.88%	0.10%
Money market	358,520	24.76%	1.48%	426,771	27.40%	0.16%
Savings and club	177,576	12.26%	0.06%	197,616	12.69%	0.05%
Certificates of deposit	318,937	22.03%	3.07%	330,657	21.23%	0.47%
Total deposits	$1,447,894	100.00%	1.20%	$1,557,514	100.00%	0.17%

As of September 30, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $541.3 million. In addition, as of September 30, 2023, the portion of certificates of deposit in excess of the FDIC insurance limit which are included in uninsured deposits previously noted was $72.0 million. The following table sets forth the maturity of those certificates as of September 30, 2023.

At September 30, 2023
(In thousands)
Three months or less	$21,442
Over three months through six months	18,819
Over six months through one year	28,080
Over one year	3,653
Total	$71,994

At September 30, 2023, $457.2 million of our certificates of deposit had maturities of one year or less.

Borrowings

At September 30, 2023, we had the ability to borrow approximately $852.4 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking, electronic banking solutions and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2023, the Bank had the second largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees and Human Capital Resources

As of September 30, 2023, we had 232 full-time employees, and 19 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

We support flexible work arrangements for our employees. As part of this flexibility, we have adopted a hybrid work environment as the standard work arrangement for employees. We further promote the health and wellness of our employees by strongly encouraging work-life balance and keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

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

Subsidiary Activities

The Bank has four wholly owned subsidiaries, ESSACOR, Inc., Pocono Investment Company, ESSA Advisory Services, LLC, and Integrated Financial Corporation and its fully owned subsidiary Integrated Abstract Incorporated. ESSACOR, Inc. is a Pennsylvania corporation that is used to purchase properties at tax sales that represent collateral for delinquent loans of the Bank. Pocono Investment Company is a Delaware corporation formed as an investment company subsidiary to hold and manage certain investments of the Bank, including certain intellectual property. ESSA Advisory Services, LLC is a Pennsylvania limited liability company owned by the Bank. ESSA Advisory Services, LLC is a Pennsylvania limited liability company that is a full-service insurance benefits consulting company offering group services such as health insurance, life insurance, short term and long term disability, dental, vision and 401(k) retirement planning as well as individual health products. Integrated Financial Corporation is a Pennsylvania corporation that provided investment advisory services to the general public and is currently inactive. Integrated Abstract Incorporated is a Pennsylvania corporation that provided title insurance services and is currently inactive.

SUPERVISION AND REGULATION

General

The Company is a Pennsylvania corporation. As a bank holding company, we are required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board.

The Bank is a Pennsylvania-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC“) under the Deposit Insurance Fund (“DIF”). We are subject to extensive regulation by the Pennsylvania Department of Banking and Securities (the “Department”), our chartering agency, and by the FDIC, our primary federal regulator. We must file reports with the Department and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with or acquisitions of other savings institutions. There are periodic examinations by the Department and the FDIC to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department or the FDIC could have a material adverse impact on us and our operations.

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

Regulation by the Federal Deposit Insurance Corporation

The Bank is also subject to extensive regulation, examination and supervision by the FDIC as its primary federal regulator. Such regulation and supervision:

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

Transactions with Affiliates

Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank includes, but is not limited to, any company or entity that controls, is controlled by, or is under common control with, the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank under Sections 23A and 23B, but instead is considered part of the bank for purposes of the applicable limits and requirements.

Section 23A:

•
limits the extent to which a bank and its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limits all “covered transactions” with all affiliates to an amount equal to 20% of such bank’s capital stock and surplus; and
•
requires that all “covered transactions” be on terms and conditions that are consistent with safe and sound banking practices

The term “covered transaction” includes extensions of credit, purchase of securities and assets, issuance of guarantees, and other types transactions defined by statute and regulation. Most loans by a bank to its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral.

In addition, under Section 23B, any “covered transaction” by a bank with an affiliate, and certain other specified transactions, including the purchase of assets or services by a bank from an affiliate, must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions involving a non-affiliate.

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in the Bank are insured by the FDIC’s DIF generally up to a maximum of $250,000 per depositor for each account ownership category.

The FDIC charges insured depository institutions risk-based assessments to maintain the DIF. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. Assessments for most banks are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. .

As of January 1, 2023, the assessment range (inclusive of possible adjustments) for institutions of the Bank’s size is 2.5 basis points to 32 basis points of total assets less tangible equity.

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

Capital Requirements

Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio, and a Tier 1 capital to total adjusted assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

Institutions with total consolidated assets of less than $10 billion that meet certain other requirements (including off-balance sheet exposure of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 8.5% for calendar year 2021 and 9% thereafter. Eligible institutions with a capital level meeting or exceeding the specified requirement and electing to use the community bank leverage ratio framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the community bank leverage ratio requirements or comply with the general capital regulations, including the risk-based capital requirements. The Bank did not opt into the community bank leverage ratio framework as of September 30, 2023.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2023, the Bank’s capital exceeded all applicable requirements.

Any state-chartered savings bank that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on an institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. Certain corrective actions are required by law, as described further under “Prompt Corrective Action.”

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

Prompt Corrective Action

Under the federal Prompt Corrective Action regulations, a savings bank is deemed to be (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more, a Tier 1 leverage capital ratio of 5.0% or more, a common equity Tier 1 ratio of 6.5% or more, and is not subject to any to any written agreement, order, capital directive or prompt corrective action directive issued under certain statutes and regulations, to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 4.0% or more, a common equity Tier 1 capital ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0%, or a common equity Tier 1 leverage ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a Tier 1 leverage capital ratio that is less than 3.0%, or a common equity Tier 1 ratio of less than 3%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

The Prompt Corrective Action categories discussed above were effective January 1, 2015 and reflect the revised regulatory capital requirements effective the same date. The final rule establishing the community bank leverage ratio provides that an institution electing and complying with that alternative regulatory capital framework is considered to be “well capitalized” under the Prompt Corrective Actions regulations.

As of September 30, 2023, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank,” and banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

The Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) require the Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime. Together, the BSA and USA PATRIOT Act require the Bank to implement internal controls, conduct customer due diligence, maintain records, and file reports. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and regulations implemented thereunder.

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

As a financial holding company, we are permitted (1) to engage in other activities that the Federal Reserve Board determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, or (2) to acquire shares of companies engaged in such activities. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank without the prior approval of the Federal Reserve Board.

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

Regulatory Enforcement Authority

Federal law provides federal banking regulators with substantial enforcement powers over regulated depository institutions and their institution-affiliated parties (“IAPs”). This enforcement authority includes, among other things, the ability to assess civil money penalties and issue cease-and-desist orders, and to prohibit or remove IAPs from their positions. In general, these enforcement actions may be premised on violations of laws and regulations, unsafe or unsound practices, or non-compliance with agency conditions or agreements. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Federal Securities Laws

Shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with this Act and its implementing regulations.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2023, the Bank’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The alternative minimum tax for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 100% for the tax years beginning after December 31, 2018 of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At September 30, 2023, the Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2019 are limited to offset a maximum of 80% of a future year’s taxable income. At September 30, 2023, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent three-year period. The 2019, 2020, 2021 and 2022 tax years remain open. The tax returns filed for the fiscal years ended September 30, 2020, 2021 and 2022 represents tax years 2019, 2020, and 2021, respectively. The Company has not yet filed its tax return for the fiscal year ended September 30, 2023 which represents the 2022 tax year.

State Taxation

ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax. The Corporation Net Income Tax rate for fiscal year 2023 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings or income received or accrued from all sources during the year, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter, can be carried forward three years for Mutual Thrift Institutions Tax purposes.

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

Inflation rose sharply at the end of 2021 and remained at an elevated level through 2022 and 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2023, the fair value of our investment securities available for sale totaled $334.1 million. Unrealized net losses on these available for sale securities totaled approximately $22.2 million at September 30, 2023 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in the Bank’s Economic Value of Equity (“EVE”) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2023, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $30.7 million, or 10.2%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale, which creates potential volatility in our equity and may have an adverse impact on our net income.

As of September 30, 2023, our securities portfolio totaled $386.3 million, or 16.8% of our total assets. Investment securities typically have lower yields than loans. For the year ended September 30, 2023, the weighted average yield of our investment securities portfolio was 4.50%, as compared to 4.65% for our loan portfolio.

Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. Additionally, at September 30, 2023, $334.1 million, or 86.5% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our Continued Emphasis on Commercial Real Estate Lending Increases Our Exposure to Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30,

2023, $822.0 million, or 48.3%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

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

Source of Funds

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

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

Our reliance on wholesale funding could adversely affect our liquidity and operating results.

Among other sources of funds, we rely on wholesale funding, including short- and long-term borrowings, brokered deposits and non-brokered deposits acquired through listing services, to provide funds with which to make loans, purchase investment securities and provide for other liquidity needs. On September 30, 2023, wholesale funding totaled $588.8 million, or approximately 25.7% of total assets.

In the future, this funding may not be readily replaced as it matures, or we may have to pay a higher rate of interest to maintain it. Not being able to maintain or replace those funds as they mature would adversely affect our liquidity. Paying higher interest rates to maintain or replace funding would adversely affect our net interest margin and operating results.

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

While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Our Board of Directors takes an active role in the cybersecurity risk tolerance of the Company and all members receive cybersecurity training annually. The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties

At September 30, 2023, the Company and the Bank conducted our business through 21 full-service branch offices located in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware and Montgomery Counties, Pennsylvania. We own 13 properties and lease 12 properties inclusive of the 21 full service-branch offices referred to above.

The net book value of our premises, land and equipment was $12.9 million at September 30, 2023.

Item 3. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On

August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order. Plaintiffs have sought permission to appeal from these and other related rulings. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

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

Settlement with the Department of Justice

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp’s common stock as of September 30, 2023 was 1,622. Certain shares of ESSA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

On May 25, 2022 the Company announced that its Board of Directors had approved a tenth stock repurchase program for up to 500,000 shares of its common stock. The Company has purchased 110,149 shares pursuant to this plan during the fiscal year ended September 30, 2022 and no shares during the fiscal year ended September 30, 2023. The Company may repurchase the shares from time to time through open market purchases, privately negotiated stock transactions or in any other manner that is compliant with applicable securities law.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in fiscal 2023 or fiscal 2022.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in fiscal 2023 or fiscal 2022.

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

Comparison of Financial Condition at September 30, 2023 and September 30, 2022

Total Assets. Total assets increased $431.4 million, or 23.2%, to $2.3 billion at September 30, 2023, compared to $1.9 billion at September 30, 2022. The increase primarily reflects the growth in total net loans outstanding, investments securities available for sale, and total cash and cash equivalents

Cash and Due from Banks. Cash and due from banks increased $19.0 million, or 95.3%, to $39.0 million at September 30, 2023 from $20.0 million at September 30, 2022.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions increased $38.4 million, or 482.3%, to $46.4 million at September 30, 2023 from $8.0 million at September 30, 2022.

Investment Securities Available for Sale and Held to Maturity. Investment securities available for sale increased $125.4 million, or 60.1%, to $334.1 million at September 30, 2023 from $208.6 million at September 30, 2022. The increase was due primarily to increases in US government treasury securities of $123.6 million and US government agency securities of $19.6 million The Company purchased $125.0 million of US government treasury securities and $25.0 million of US government agency securities during the quarter ended September 30, 2023. Held to maturity securities decreased $5.0 million to $52.2 million at September 30, 2023.

Net Loans. Net loans increased $244.7 million, or 17.1%, to $1.7 billion at September 30, 2023 from September 30, 2022. The primary reasons for the increase were increases in residential real estate loans, commercial loans, obligations of states and political subdivisions, commercial real estate loans, home equity loans and lines of credit and other loans, offset in part by decreases in construction loans and auto loans. Commercial real estate loans increased by $143.1 million to $822.0 million at September 30, 2023 from $678.8 million at September 30, 2022. Commercial loans increased $10.0 million to $48.1 million at September 30, 2023 from $38.2 million at September 30, 2022. Obligations of states and political subdivisions increased by $7.7 million to $48.1 million at September 30, 2023 from $40.4 million at September 30, 2022. One- to four-family loans increased by $90.0 million to $713.3 million at September 30, 2023 from $623.4 million at September 30, 2022. The Company restarted sales of one- to four-family mortgage loans to the Federal Home Loan Bank of Pittsburgh during the fiscal second quarter of the year due to stabilizing interest rates. Home equity loans and lines of credit increased by $5.0 million to $48.2 million at September 30, 2023 from $43.2 million at September 30, 2022. Auto loans decreased $3.1 million to $523,000 at September 30, 2023 from $3.6 million at September 30, 2022. The Company discontinued indirect auto lending in July 2018.

Deposits. Deposits increased by $281.0 million, or 20.4%, to $1.7 billion at September 30, 2023, primarily as a result of an increase in certificates of deposit partially offset by decreases in interest bearing demand accounts, money market accounts, savings accounts and non-interest bearing demand accounts as customers moved monies to higher yielding certificates of deposit. Noninterest bearing demand accounts were $280.5 million, down 3.3% from September 30, 2022. Interest bearing demand accounts decreased to $346.5 million from September 30, 2022. Money market accounts were $366.9 million at September 30, 2023, down 8.9% from September 30, 2022. Certificates of deposit increased to $370.3 million from $133.7 million at September 30, 2022.

Borrowed Funds. Borrowed funds, short term and other, increased to $374.7 million at September 30, 2023 from $230.8 million at September 30, 2022. FHLB borrowings were $314.7 million and borrowings with the Federal Reserve Bank were $60.0 million at September 30, 2023.

Stockholders’ Equity. Stockholders’ equity increased by $7.4 million, or 3.5%, to $219.7 million at September 30, 2023 from $212.3 million at September 30, 2022. The increase was primarily due to net income of $18.6 million partially offset by other comprehensive loss of $6.6 million and cash dividends paid of $5.8 million.

Comparison of Operating Results for the Years Ended September 30, 2023 and September 30, 2022

Net Income. Net income decreased by $1.5 million, or 7.4%, to $18.6 million for the fiscal year ended September 30, 2023 from $20.1 million for the fiscal year ended September 30, 2022. The decrease was primarily due to increases in the provision for loan losses and noninterest expense and a decrease in noninterest income partially offset by an increase in net interest income and a decrease in income taxes.

Net Interest Income. Net interest income increased by $1.8 million, or 3.0%, to $61.6 million for fiscal year 2023 from $59.8 million for fiscal year 2023, primarily due to an increase in total interest income partially offset by increases in interest expense from deposits and short-term borrowings.

Interest Income. Interest income increased $22.7 million, or 36.1%, to $85.5 million for fiscal year 2023 from $62.8 million for fiscal year 2022. The increase resulted from an increase of 95 basis points in the overall yield on interest earning assets to 4.51% from 3.56%, which had the effect of increasing interest income by $12.2 million along with an increase of $129.8 million in average interest earning assets, which had the effect of increasing interest income by $10.5 million. The increase in average interest earning assets during 2023 compared to 2022 included increases in average loans receivable of $200.6 million and a decrease in other assets of $121.5 million. Average mortgage backed securities increased $26.9 million, average FHLB stock increased $9.3 million and average investment securities increased $14.5 million. The average yield on loans increased to 4.65% for the fiscal year 2023, from 4.07% for the fiscal year 2022. The average yields on investment securities increased to 4.50% for fiscal year 2023 from 2.78% for fiscal year 2022 and the average yields on mortgage backed securities increased to 2.79% for fiscal 2023 from 2.04% for the fiscal 2022 period.

Interest Expense. Interest expense increased $20.9 million, or 687.4%, to $23.9 million for fiscal year 2023 from $3.0 million for fiscal year 2022. The increase in interest expense resulted from a 138 basis point decrease in the overall cost of interest bearing liabilities to 1.61% for fiscal 2023 from 0.23% for fiscal 2022 which had the effect of increasing interest expense by $17.3 million along with an increase in average interest bearing liabilities which had the effect of increasing interest expense by $3.6 million. For fiscal 2023, average borrowed funds increased $241.9 million compared to fiscal 2022. Average savings and club accounts decreased by $20.0 million, average interest bearing demand deposit accounts increased $5.5 million, average money market accounts decreased $68.3 million and average certificates of deposit decreased $11.7 million. The cost of money market accounts increased to 1.48 % for fiscal year 2023 from 0.16% for fiscal year 2023. The cost of interest bearing demand deposit accounts increased to 0.67 % for fiscal year 2023 from 0.10% for fiscal year 2023. The cost of savings and club accounts increased to 0.06 % for fiscal year 2023 from 0.05% for fiscal 2022. The cost of certificates of deposit increased to 3.07% from 0.47% and the cost of borrowed funds increased to 2.14% from 0.61% for fiscal years 2023 and 2022, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the Company made a loan loss provision of $700,000 for fiscal year 2023 compared to no loan loss provision for fiscal year 2022. The allowance for loan losses was $18.5 million, or 1.09% of loans outstanding, at September 30, 2023, compared to $18.5 million, or 1.27% of loans outstanding, at September 30, 2022.

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

Non-Interest Income. Non-interest income decreased $604,000, or 7.1%, to $7.9 million for the year ended September 30, 2023, from $8.5 million for the comparable 2022 period. The decrease was primarily due to decreases in in service fees on deposit accounts of $19,000, loss on sale of investments, net of $121,000, gain on sale of loans, net of $67,000, service charges and fees on loans of $480,000 and loan swap fees of $48,000. These decreases were offset, in part, by increases earnings on bank owned life insurance of $27,000, insurance commissions of $11,000, other noninterest income of $96,000 and trust and investment fees of $5,000.

Non-Interest Expense. Non-interest expense increased $2.4 million, or 5.6%, to $45.7 million for fiscal year 2023 from $43.3 million for the comparable period in 2022. The primary reasons for the increase in noninterest expense were increases in compensation and employee benefits of $388,000, professional fees of $1.2 million, data processing of $333,000, FDIC insurance premiums of $505,000 and foreclosed real estate of $457,000. These increases were partially offset by decreases in occupancy and equipment of $232,000, advertising of $119,000 and other expenses of $118,000.

Income Taxes. Income tax expense of $4.5 million was recognized for fiscal year 2023 compared to an income tax expense of $4.9 million recognized for fiscal year 2022. The effective tax rate for the year ended September 30, 2023 was 19.5% compared to 19.7% for the 2022 period.

Average Balance Sheets for the Years Ended September 30, 2023 and 2022

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$1,576,764	$73,329	4.65%	$1,376,133	$56,051	4.07%
Investment securities
Taxable (3)	115,574	5,229	4.52%	100,019	2,788	2.79%
Exempt from federal income tax (3) (4)	1,858	42	2.86%	2,947	61	2.62%
Total investment securities	117,432	5,271	4.50%	102,966	2,849	2.78%
Mortgage-backed securities	165,125	4,605	2.79%	138,237	2,820	2.04%
Regulatory stock	16,709	1,333	7.98%	7,397	404	5.46%
Other	20,958	961	4.59%	142,473	688	0.48%
Total interest-earning assets	1,896,988	85,499	4.51%	1,767,206	62,812	3.56%
Allowance for loan losses	(18,485)			(18,265)
Noninterest-earning assets	132,826			114,939
Total assets	$2,011,329			$1,863,880
Interest-bearing liabilities:
Interest bearing demand accounts	330,772	2,217	0.67%	325,281	324	0.10%
Money market accounts	358,520	5,294	1.48%	426,771	678	0.16%
Savings and club accounts	177,576	102	0.06%	197,616	104	0.05%
Certificates of deposit	318,937	9,786	3.07%	330,657	1,546	0.47%
Borrowed funds	305,623	6,546	2.14%	63,754	389	0.61%
Total interest-bearing liabilities	1,491,428	23,945	1.61%	1,344,079	3,041	0.23%
Non-interest bearing demand accounts	262,089			277,189
Noninterest-bearing liabilities	38,283			30,693
Total liabilities	1,791,800			1,651,961
Equity	219,529			211,919
Total liabilities and equity	$2,011,329			$1,863,880
Net interest income		$61,554			$59,771
Interest rate spread			2.90%			3.33%
Net interest-earning assets	$405,560			$423,127
Net interest margin (5)			3.24%			3.38%
Average interest-earning assets to average interest-bearing liabilities		127.19%			131.48%

(1)
Non-accruing loans are included in the outstanding loan balances.
(2)
Interest income on loans includes net amortized costs on loans totaling $486,000 in 2023 and $1.2 million in 2022.
(3)
Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)
Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21%.
(5)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for 2023 or 2022.

	For the Years Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$8,738	$8,540	$17,278
Investment securities	464	1,958	2,422
Mortgage-backed securities	618	1,167	1,785
Regulatory stock	680	249	929
Other	(30)	303	273
Total interest-earning assets	10,470	12,217	22,687
Interest-bearing liabilities:
Interest bearing demand accounts	6	1,887	1,893
Money market accounts	(91)	4,707	4,616
Savings and club accounts	2	(4)	(2)
Certificates of deposit	(53)	8,293	8,240
Borrowed funds	3,707	2,450	6,157
Total interest-bearing liabilities	3,571	17,333	20,904
Net change in interest income	$6,899	$(5,116)	$1,783

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2023, the level of net interest income at risk in a 200 basis points increase or a 200 basis point decrease was within the Company’s policy limit of a decline less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2023.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount $	Change $	Change (%)
	(Dollars in thousands)

-400	63,781	(1,737)	(2.7)
-300	65,243	(275)	(0.4)
-200	66,031	513	0.8
-100	65,958	440	0.7
Static	65,518	-	-
+100	65,148	(370)	(0.6)
+200	64,342	(1,176)	(1.8)
+300	63,971	(1,547)	(2.4)
+400	62,945	(2,573)	(3.9)

The above table indicates that as of September 30, 2023, in the event of a 400 basis point instantaneous increase in interest rates, the Company would experience an 3.9%, or $2.6 million, decrease in net interest income. In the event of a 400 basis point decrease in interest rates, the Company would experience a 2.7%, or $1.7 million, decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2023.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-400	313,592	13,140	4.4
-300	321,973	21,521	7.2
-200	320,677	20,225	6.7
-100	312,815	12,363	4.1
Flat	300,452	-	-
+100	286,689	(13,763)	(4.6)
+200	269,789	(30,663)	(10.2)
+300	254,243	(46,209)	(15.4)
+400	259,889	(40,563)	(13.5)

The preceding table indicates that as of September 30, 2023, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 13.5%, or $40.6 million, decrease in the present value of equity. If rates were to decrease 400 basis points, the Company would experience a 4.4%, or $13.1 million, increase in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2023, $85.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities, increases in deposit accounts and borrowings. There were $150.0 million in short-term investment securities (maturing in one year or less) at September 30, 2023. As of September 30, 2023, we had $314.7 million in borrowings outstanding from the FHLB-Pittsburgh and $60.0 million in borrowings at the Federal Reserve Bank. We have access to FHLB advances of up to approximately $852.4 million.

At September 30, 2023, we had $316.9 million in loan commitments outstanding, which included $170.4 million in undisbursed construction loans, $53.2 million in unused home equity lines of credit, $77.4 million in commercial lines of credit and $15.9 million in other unused commitments. Certificates of deposit due within one year of September 30, 2023 totaled $457.3 million, or 90.7% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2023. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $20.9 million and $22.7 million for the years ended September 30, 2023 and 2022, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $377.1 million and $128.1 million in fiscal years 2023 and 2022, respectively, principally reflecting our loan and investment security activities in the respective periods. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $32.0 million and $129.2 million in the years ended September 30, 2023 and 2022, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided by (used for) financing activities of $424.8 million in fiscal year 2023, and $(25.3) million in fiscal year 2022.

We also have obligations under our post retirement plan as described in Note 11 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in fiscal year 2017.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 9 of the notes to the Consolidated Financial Statements. The Company also uses derivative financial instruments to manage interest rate risk. For information about the Company’s derivatives and hedging activities, see Note 16 of the notes to the Consolidated Financial Statements.

For fiscal year 2023, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities. The Company used derivative financial instruments as part of its interest rate hedging activities in 2023.

Impact of Inflation and Changing Prices

The financial statements and related notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

(b)
Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2023 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—	$—	41,843
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	41,843

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
Report of Independent Registered Public Accounting Firm
(C)
Consolidated Balance Sheet - at September 30, 2023 and 2022
(D)
Consolidated Statement of Income - Years ended September 30, 2023 and 2022
(E)
Consolidated Statement of Comprehensive Income (Loss) – Years ended September 30, 2023 and 2022
(F)
Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2023 and 2022
(G)
Consolidated Statement of Cash Flows - Years ended September 30, 2023 and 2022
(H)
Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.(a)(3) Exhibits

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(1)

3.2	Bylaws of ESSA Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of ESSA Bancorp, Inc.(1)

4.2	Description of Capital Stock of ESSA Bancorp, Inc.(2)

10.1	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Gary S. Olson dated April 23, 2013(3)

10.2	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Allan A. Muto dated January 3, 2022(4)

10.3	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Peter A. Gray dated January 3, 2022(4)

10.4	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Charles D. Hangen dated January 3, 2022(4)

10.5	Supplemental Executive Retirement Plan(5)

10.6	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(5)

10.7	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(5)

10.8	Endorsement Split Dollar Life Insurance Agreement for Charles D Hangen(5)

10.9	Endorsement Split Dollar Life Insurance Agreement for Ms. Weekes and Messrs. Henning, Kutteroff, Selig, and Regan(5)

10.10	ESSA Bancorp, Inc. 2016 Equity Incentive Plan(6)

10.11	ESSA Bank & Trust Performance Based Long-Term Incentive Plan(7)

10.12	ESSA Bank & Trust Amended and Restated Executive/Management Annual Incentive Compensation Plan(8)

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	ESSA Bank and Trust Clawback Plan

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive data File (formatted as Inline XBRL and contained in Exhibit 101)

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
7
Incorporated by reference to ESSA Bancorp, Inc’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019.
8
Incorporated by reference to ESSA Bancorp, Inc’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2021.

Item 16. Form 10-K Summary

None.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2023, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2023, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESSA Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ESSA Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2023 and 2022; the related consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PITTSBURGH, PA	PHILADELPHIA, PA	WHEELING, WV	STEUBENVILLE, OH
2009 Mackenzie Way • Suite340	2100 Renaissance Blvd. • Suite110	980 National Road	511 N. FourthStreet
Cranberry Township, PA 16066	King of Prussia, PA 19406	Wheeling, WV 26003	Steubenville, OH43952
(724) 934-0344	(610) 278-9800	(304) 233-5030	(304) 233-5030

S.R. Snodgrass, P.C. d/b/a S.R. Snodgrass, A.C. in West Virginia

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $1.7 billion as of September 30, 2023, and the associated ALL was $18.5 million. As discussed in Note 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in economic conditions, portfolio composition trends, classified loan trends, and delinquency trends.

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

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and peer bank data and considered the existence of new or contrary information. We also compared the ALL to a range of historical losses to evaluate the ALL, including the reasonableness of qualitative adjustments. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports.

Allowance for Loan Losses (ALL) – Qualitative Factors (Continued)

How We Addressed the Matter in Our Audit

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

S.R. Snodgrass, P.C.

King of Prussia, Pennsylvania

December 14, 2023

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2023	2022
	(dollars in thousands)
ASSETS
Cash and due from banks	$39,008	$19,970
Interest-bearing deposits with other institutions	46,394	7,967
Total cash and cash equivalents	85,402	27,937
Investment securities available for sale, at fair value	334,056	208,647
Investment securities held to maturity, at amortized cost	52,242	57,285
Loans receivable (net of allowance for loan losses of $18,525 and $18,528)	1,680,525	1,435,783
Loans held for sale	250	-
Regulatory stock, at cost	17,890	14,393
Premises and equipment, net	12,913	13,126
Bank-owned life insurance	39,026	38,240
Foreclosed real estate	3,311	29
Intangible assets, net	91	281
Goodwill	13,801	13,801
Deferred income taxes	6,877	5,375
Derivative and hedging assets	19,662	24,481
Other assets	27,200	22,439
TOTAL ASSETS	$2,293,246	$1,861,817
LIABILITIES
Deposits	$1,661,016	$1,380,021
Short-term borrowings	374,652	230,810
Advances by borrowers for taxes and insurance	6,550	11,803
Derivative and hedging liabilities	9,579	9,176
Other liabilities	21,741	17,670
TOTAL LIABILITIES	2,073,538	1,649,480
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,394,689 and 10,371,022 outstanding at September 30, 2023 and 2022, respectively)	181	181
Additional paid-in capital	182,681	182,173
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(6,009)	(6,462)
Retained earnings	151,856	139,139
Treasury stock, at cost; 7,738,406 and 7,762,073 shares at September 30, 2023 and 2022, respectively	(99,508)	(99,800)
Accumulated other comprehensive loss	(9,493)	(2,894)
TOTAL STOCKHOLDERS’ EQUITY	219,708	212,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,293,246	$1,861,817

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2023	2022
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$73,329	$56,051
Investment securities:
Taxable	9,834	5,608
Exempt from federal income tax	42	61
Other investment income	2,294	1,092
Total interest income	85,499	62,812
INTEREST EXPENSE
Deposits	17,399	2,652
Short-term borrowings	6,546	389
Total interest expense	23,945	3,041
NET INTEREST INCOME	61,554	59,771
Provision for loan losses	700	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	60,854	59,771
NONINTEREST INCOME
Service fees on deposit accounts	3,075	3,094
Services charges and fees on loans	1,350	1,830
Loan swap fees	263	311
Unrealized (loss) gain on equity securities	(4)	4
Trust and investment fees	1,640	1,635
Loss on sale of investment securities, net	(121)	-
Gain on sale of loans, net	172	239
Earnings on bank-owned life insurance	786	759
Insurance commissions	584	573
Other	161	65
Total noninterest income	7,906	8,510
NONINTEREST EXPENSE
Compensation and employee benefits	26,621	26,233
Occupancy and equipment	4,341	4,573
Professional fees	4,760	3,512
Data processing	4,910	4,577
Advertising	648	767
Federal Deposit Insurance Corporation (“FDIC”) premiums	1,078	573
Loss (gain) on foreclosed real estate	231	(226)
Amortization of intangible assets	190	239
Other	2,911	3,029
Total noninterest expense	45,690	43,277
Income before income taxes	23,070	25,004
Income taxes	4,494	4,934
NET INCOME	$18,576	$20,070
Earnings per share:
Basic	$1.91	$2.06
Diluted	$1.91	$2.06
Dividends per share	$0.60	$0.54

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2023	2022
	(dollars in thousands)
Net income	$18,576	$20,070
Other comprehensive loss:
Investment securities available for sale:
Unrealized holding loss	(4,737)	(20,053)
Tax effect	995	4,212
Reclassification of losses recognized in net income	121	-
Tax effect	(25)	-
Net of tax amount	(3,646)	(15,841)
Pension plan adjustment:
Unrealized holding gain	1,486	749
Tax effect	(312)	(158)
Reclassification adjustment related to actuarial gain	-	263
Tax effect	-	(55)
Net of tax amount	1,174	799
Derivative and hedging activities adjustments:
Changes in unrealized gain on derivative included in net income	3,900	15,330
Tax effect	(821)	(3,214)
Reclassification adjustment for gains on derivatives included in net income	(9,122)	(823)
Tax effect	1,916	173
Net of tax amount	(4,127)	11,466
Total other comprehensive loss	(6,599)	(3,576)
Comprehensive income	$11,977	$16,494

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity
		(dollars in thousands except share and per share data)
Balance, September 30, 2021	10,461,443	$181	$181,659	$(6,915)	$124,342	$(98,127)	$682	201,822
Net income					20,070			20,070
Other comprehensive loss							(3,576)	(3,576)
Cash dividends declared ($0.54 per share)					(5,273)			(5,273)
Stock-based compensation			517					517
Allocation of ESOP stock			339	453				792
Allocation of treasury shares to incentive plan	19,728		(342)			211		(131)
Treasury shares purchased	(110,149)					(1,884)		(1,884)
Balance, September 30, 2022	10,371,022	181	182,173	(6,462)	139,139	(99,800)	(2,894)	212,337
Net income					18,576			18,576
Other comprehensive loss							(6,599)	(6,599)
Cash dividends declared ($0.60 per share)					(5,859)			(5,859)
Stock-based compensation			560					560
Allocation of ESOP stock			345	453				798
Allocation of treasury shares to incentive plan	23,667		(397)			292		(105)
Balance, September 30, 2023	10,394,689	$181	$182,681	$(6,009)	$151,856	$(99,508)	$(9,493)	$219,708

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2023	2022
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$18,576	$20,070
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	-
Provision for depreciation and amortization	1,110	1,073
Amortization and accretion of discounts and premiums, net	(1,390)	(377)
Net loss on sale of investment securities	121	-
Compensation expense on ESOP	798	792
Stock-based compensation	560	517
Amortization of right-of-use-asset	815	869
Unrealized loss (gain) on equity securities	4	(4)
Gain on sale of loans, net	(172)	(239)
Origination of residential real estate loans for sale	(13,031)	(12,939)
Proceeds from sale of residential real estate loans	12,953	13,559
Increase in accrued interest receivable	(3,282)	(1,154)
Increase in accrued interest payable	4,993	155
Earnings on bank-owned life insurance	(786)	(759)
Deferred federal income taxes	252	(188)
Decrease in accrued pension liability	(312)	(410)
Loss (gain) on foreclosed real estate	231	(226)
Amortization of intangible assets	190	239
Other, net	(1,470)	1,729
Net cash provided by operating activities	20,860	22,707
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	881	-
Proceeds from principal repayments and maturities	26,192	123,760
Purchases	(156,233)	(112,657)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	4,961	5,429
Purchases	-	(41,231)
Increase in loans receivable, net	(248,502)	(93,586)
Redemption of regulatory stock	31,425	423
Purchase of regulatory stock	(34,922)	(10,165)
Proceeds from sale of foreclosed real estate	33	469
Purchase of premises, equipment, and software	(955)	(571)
Net cash used for investing activities	(377,120)	(128,129)
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	280,995	(256,094)
Net increase in short-term borrowings	143,842	230,810
(Decrease) increase in advances by borrowers for taxes and insurance	(5,253)	6,854
Purchase of common stock	-	(1,884)
Dividends on common stock	(5,859)	(5,273)
Net cash provided by (used for) financing activities	413,725	(25,587)
Increase (decrease) in cash and cash equivalents	57,465	(131,009)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,937	158,946
CASH AND CASH EQUIVALENTS AT END OF YEAR	$85,402	$27,937

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES

	Years Ended September 30,
	2023	2022
	(dollars in thousands)
Cash paid:
Interest	$18,952	$2,886
Income taxes	3,600	3,447
Noncash items:
Transfers from loans to foreclosed real estate	3,546	54
Initial recognition of operating right-of-use asset	840	805
Initial recognition of operating lease liability	840	805
Unrealized holding loss on investment securities available for sale	(4,616)	(20,053)

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Community Bankers Bank stock. Regulatory stock is carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2023.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2023 and 2022, were not impaired. Total servicing assets included in other assets as of September 30, 2023 and 2022, were $874,000 and $788,000, respectively.

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

The other intangible assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2023 and 2022.

The following tables provide information for the carrying amount of goodwill and intangible assets (in thousands):

Goodwill	2023	2022
Balance at beginning of year	$13,801	$13,801
Goodwill acquired	-	-
Balance at end of year	$13,801	$13,801

Intangible assets	2023	2022
Balance at beginning of year	$281	$520
Intangible assets acquired	-	-
Amortization	(190)	(239)
Balance at end of year	$91	$281

Amortizable intangible assets were composed of the following (in thousands):

		September 30,
		2023	2022
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangible	$4,787	$4,696	$4,506

	2023	2022
Aggregate amortization expense:
As of the years ended September 30	$190	$239

Estimated future amortization expense (in thousands):

2024	91
$91

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

Recent Accounting Pronouncements

ASU 2016-13: The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further amended.

The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss model ("CECL"). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for purchased financial assets with a more-than insignificant amount of credit deterioration since origination ("PCD assets") should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance is added to the purchase price to determine the initial amortized cost basis, referred to as the gross up approach. The subsequent accounting for PCD assets is the same expected loss model described above.

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale ("AFS") debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. Certain incremental disclosures are required.

Subsequently, the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11 and ASU 2020-02 to clarify, improve, or defer the adoption of ASU 2016-13. In October 2019, the FASB issued ASU 2019-10 which deferred the implementation date of ASU 2016-13 until October 1, 2023.

The Company has finalized the methodology determination, software models, quantitative framework, and policies and procedures for how to determine expected credit losses under the new guidance. Management is finalizing the qualitative component of the CECL calculation, reviewing internal procedures, policies, assumptions, and is working with an independent third-party consultant to validate system models.

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

ASU No. 2022-02: The FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.

This ASU eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether a modification represents a new loan or a continuation of an existing loan. In addition, this ASU enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

For entities that have adopted the amendments in update 2016-13, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in update 2016-13, the effective dates for the amendments in this update are the same as the effective dates in Update 2016-13.

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

2.
EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2023 and 2022.

	2023	2022
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(7,732,056)	(7,668,387)
Average unearned ESOP shares	(631,882)	(656,281)
Average unearned nonvested shares	(43,953)	(46,990)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	9,725,204	9,761,437
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	-	3,720
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	9,725,204	9,765,157

At September 30, 2023, there were 11,588 shares of nonvested stock outstanding at an average weighted price of $16.54 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2022 there were 21,340 shares of nonvested stock outstanding at an average weighted price of $16.55 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are summarized as follows (in thousands):

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$55,878	$-	$(6,418)	$49,460
Freddie Mac	49,833	1	(5,552)	44,282
Governmental National Mortgage Association securities	6,986	-	(397)	6,589
Total mortgage-backed securities	112,697	1	(12,367)	100,331
Obligations of states and political subdivisions	9,794	-	(742)	9,052
U.S. government treasury securities	123,562	19	(1)	123,580
U.S. government agency securities	29,089	-	(137)	28,952
Corporate obligations	73,962	-	(8,241)	65,721
Other debt securities	7,139	-	(719)	6,420
Total debt securities	$356,243	$20	$(22,207)	$334,056

Held to maturity
Fannie Mae	$27,652	$-	$(5,217)	$22,435
Freddie Mac	22,145	-	(4,424)	17,721
Total	49,797	-	(9,641)	40,156
U.S. government agency securities	2,445	-	(511)	1,934
Total debt securities	$52,242	$-	$(10,152)	$42,090

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$61,118	$1	$(5,432)	$55,687
Freddie Mac	53,842	-	(4,532)	49,310
Governmental National Mortgage Association securities	5,411	-	(248)	5,163
Total mortgage-backed securities	120,371	1	(10,212)	110,160
Obligations of states and political subdivisions	10,815	-	(895)	9,920
U.S. government agency securities	9,530	-	(200)	9,330
Corporate obligations	76,692	14	(5,587)	71,119
Other debt securities	8,810	2	(694)	8,118
Total debt securities	$226,218	$17	$(17,588)	$208,647

Held to maturity
Fannie Mae	$30,659	$-	$(5,127)	$25,532
Freddie Mac	24,187	-	(4,142)	20,045
Total	54,846	-	(9,269)	45,577
U.S. government agency securities	2,439	-	(470)	1,969
Total debt securities	$57,285	$-	$(9,739)	$47,546

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the twelve months ended September 30, 2023 and 2022.

(Dollars in thousands)	2023	2022
Net (losses) gains recognized during the period on equity securities	$(4)	$4
Less: Net gains recognized during the period on equity securities sold during the period	-	-
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(4)	$4

The amortized cost and fair value of debt securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$150,017	$149,999	$-	$-
Due after one year through five years	39,045	36,789	-	-
Due after five years through ten years	71,145	62,520	7,027	5,945
Due after ten years	96,036	84,748	45,215	36,145
Total	$356,243	$334,056	$52,242	$42,090

For the year ended September 30, 2023 the Company realized no gross gains and gross losses of $121,000 on proceeds from the sale of investment securities of $1.0 million. For the year ended September 30, 2022, the Company did not sell any investment securities.

Investment securities with carrying values of $289.4 million and $245.5 million at September 30, 2023 and 2022, respectively, were pledged to secure public deposits and other purposes as required by law. Investment securities with carrying values of $57.3 million at September 30, 2023 were pledged to the Federal Reserve Bank. No securities were pledged to the Federal Reserve Bank in 2022.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	77	$5,675	$(196)	$66,220	$(11,439)	$71,895	$(11,635)
Freddie Mac	63	3,828	(159)	57,168	(9,817)	60,996	(9,976)
Governmental National Mortgage Association securities	14	2,151	(51)	4,438	(346)	6,589	(397)
Obligations of states and political subdivisions	11	-	-	9,052	(742)	9,052	(742)
U.S. government treasury securities	1	24,705	(1)	-	-	24,705	(1)
U.S. government agency securities	4	24,582	(6)	6,304	(642)	30,886	(648)
Corporate obligations	87	6,045	(273)	59,677	(7,968)	65,722	(8,241)
Other debt securities	17	395	-	6,025	(719)	6,420	(719)

Total	274	$67,381	$(686)	$208,884	$(31,673)	$276,265	$(32,359)

	2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	74	$67,101	$(8,344)	$13,759	$(2,215)	$80,860	$(10,559)
Freddie Mac	63	59,954	(6,868)	9,401	(1,806)	69,355	(8,674)
Governmental National Mortgage Association securities	13	2,924	(194)	2,182	(54)	5,106	(248)
Obligations of states and political subdivisions	12	9,920	(895)	-	-	9,920	(895)
U.S. government agency securities	4	11,299	(670)	-	-	11,299	(670)
Corporate obligations	88	49,333	(3,394)	19,773	(2,193)	69,106	(5,587)
Other debt securities	17	5,764	(610)	1,759	(84)	7,523	(694)
Total	271	$206,295	$(20,975)	$46,874	$(6,352)	$253,169	$(27,327)

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

The Company reviews its position quarterly and has asserted that at September 30, 2023 and 2022, the declines outlined in the above table represent temporary declines and the Company would not be required to sell the security before its anticipated recovery in market value.

The Company has concluded that any impairment of its investment securities portfolio at September 30, 2023 and 2022, is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

4.
LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2023	2022
Real estate loans:
Residential	$713,326	$623,375
Construction	16,768	25,024
Commercial	821,958	678,841
Commercial	48,143	38,158
Obligations of states and political subdivisions	48,118	40,416
Home equity loans and lines of credit	48,212	43,170
Auto loans	523	3,611
Other	2,002	1,716
	1,699,050	1,454,311
Less allowance for loan losses	18,525	18,528
Net loans	$1,680,525	$1,435,783

Loans serviced by the Company for others amounted to $217.0 million and $200.2 million at September 30, 2023 and 2022, respectively. The Company began selling current production residential real estate loans to the FHLB in February 2020.

The Company’s primary business activity is with customers located in counties where its branch offices are located and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2023 and 2022, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

The following tables show the amount of loans in each category that was individually and collectively evaluated for impairment at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2023
Real estate loans:
Residential	$713,326	$1,393	$711,933
Construction	16,768	-	16,768
Commercial	821,958	7,664	814,294
Commercial	48,143	648	47,495
Obligations of states and political subdivisions	48,118	-	48,118
Home equity loans and lines of credit	48,212	27	48,185
Auto Loans	523	-	523
Other	2,002	3	1,999
Total	$1,699,050	$9,735	$1,689,315

	Total Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2022
Real estate loans:
Residential	$623,375	$1,342	$622,033
Construction	25,024	-	25,024
Commercial	678,841	12,165	666,676
Commercial	38,158	937	37,221
Obligations of states and political subdivisions	40,416	-	40,416
Home equity loans and lines of credit	43,170	36	43,134
Auto Loans	3,611	16	3,595
Other	1,716	6	1,710
Total	$1,454,311	$14,502	$1,439,809

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

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2023
With no specific allowance recorded:
Real estate loans:
Residential	$1,294	$2,091	$-	$1,140	$3
Construction	-	-	-	-	-
Commercial	6,240	7,094	-	8,182	1
Commercial	648	960	-	549	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	27	62	-	32	-
Auto loans	-	-	-	3	-
Other	3	17	-	5	-
Subtotal	8,212	10,224	-	9,911	4
With an allowance recorded:
Real estate loans:
Residential	99	103	7	101	-
Construction	-	-	-	-	-
Commercial	1,424	1,562	35	1,490	-
Commercial	-	-	-	267	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto loans	-	-	-	-	-
Other	-	-	-	-	-
Subtotal	1,523	1,665	42	1,858	-
Total:
Real estate loans:
Residential	1,393	2,194	7	1,241	3
Construction	-	-	-	-	-
Commercial	7,664	8,656	35	9,672	1
Commercial	648	960	-	816	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	27	62	-	32	-
Auto loans	-	-	-	3	-
Other	3	17	-	5	-
Total	$9,735	$11,889	$42	$11,769	$4

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2022
With no specific allowance recorded:
Real estate loans:
Residential	$1,239	$2,029	$-	$1,776	$8
Construction	-	-	-	-	-
Commercial	8,384	8,987	-	5,898	-
Commercial	865	905	-	139	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	36	68	-	271	-
Auto loans	16	28	-	18	-
Other	6	19	-	7	-
Subtotal	10,546	12,036	-	8,109	8
With an allowance recorded:
Real estate loans:
Residential	103	108	12	113	-
Construction	-	-	-	-	-
Commercial	3,781	3,928	301	957	-
Commercial	72	83	38	529	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto loans	-	-	-	3	-
Other	-	-	-	-	-
Subtotal	3,956	4,119	351	1,602	-
Total:
Real estate loans:
Residential	1,342	2,137	12	1,889	8
Construction	-	-	-	-	-
Commercial	12,165	12,915	301	6,855	-
Commercial	937	988	38	668	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	36	68	-	271	-
Auto loans	16	28	-	21	-
Other	6	19	-	7	-
Total	$14,502	$16,155	$351	$9,711	$8

The Company uses a dual risk rating methodology to monitor the credit quality of the overall commercial loan portfolio. This rating system consists of a borrower rating scale from 1 to 14 and a collateral coverage rating scale from A to J that provides a mechanism to separate borrower creditworthiness from the value of collateral recovery in the event of default. The two ratings are combined using a matrix to develop an overall composite loan quality risk rating. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are fundamentally sound yet, exhibit potentially unacceptable credit risk or deteriorating trends or characteristics which if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans in the Loss category are considered uncollectible and of little value that their continuance as bankable assets is not warranted.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s credit management team performs an annual review of all commercial relationships $2,000,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company engages an external consultant to conduct loan reviews on at least a semiannual basis. Generally, the external consultant reviews commercial relationships greater than

$1,000,000 and/or all criticized relationships equal to or greater than $500,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Substandard category that are evaluated for impairment are given separate consideration in the determination of the allowance.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2022 and 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2023
Commercial real estate loans	$807,736	$3,200	$11,022	$-	$821,958
Commercial	46,452	-	1,691	-	48,143
Obligations of states and political subdivisions	48,118	-	-	-	48,118
Total	$902,306	$3,200	$12,713	$-	$918,219

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Commercial real estate loans	$659,104	$6,060	$13,677	$-	$678,841
Commercial	35,322	1,690	1,146	-	38,158
Obligations of states and political subdivisions	40,416	-	-	-	40,416
Total	$734,842	$7,750	$14,823	$-	$757,415

All other loans are underwritten and structured using standardized criteria and characteristics, primarily payment performance, and are normally risk rated and monitored collectively on a monthly basis. These are typically loans to individuals in the consumer categories and are delineated as either performing or nonperforming.

For residential real estate loans, construction real estate loans, home equity loans and lines of credit, auto loans, and other loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the loan classes based on payment activity as of September 30, 2023 and 2022 (in thousands):

	Performing	Nonperforming	Total
September 30, 2023
Real estate loans:
Residential	$710,757	$2,569	$713,326
Construction	16,768	-	16,768
Home equity loans and lines of credit	48,165	47	48,212
Auto loans	523	-	523
Other	1,972	30	2,002
Total	$778,185	$2,646	$780,831

	Performing	Nonperforming	Total
September 30, 2022
Real estate loans:
Residential	$621,781	$1,594	$623,375
Construction	25,024	-	25,024
Home equity loans and lines of credit	42,832	338	43,170
Auto loans	3,590	21	3,611
Other	1,710	6	1,716
Total	$694,937	$1,959	$696,896

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans, purchased credit impaired loans and nonaccrual loans as of September 30, 2023 and 2022 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2023
Real estate loans:
Residential	$710,290	$792	$199	$2,045	$3,036	$713,326
Construction	16,768	-	-	-	-	16,768
Commercial	820,853	240	-	865	1,105	821,958
Commercial	47,893	-	-	250	250	48,143
Obligations of states and political subdivisions	48,118	-	-	-	-	48,118
Home equity loans and lines of credit	48,191	-	-	21	21	48,212
Auto loans	485	37	1	-	38	523
Other	1,959	10	33	-	43	2,002
Total	$1,694,557	$1,079	$233	$3,181	$4,493	$1,699,050
September 30, 2022
Real estate loans:
Residential	$621,270	$598	$367	$1,140	$2,105	$623,375
Construction	25,024	-	-	-	-	25,024
Commercial	672,875	5,719	-	247	5,966	678,841
Commercial	37,160	539	440	19	998	38,158
Obligations of states and political subdivisions	40,416	-	-	-	-	40,416
Home equity loans and lines of credit	42,842	121	144	63	328	43,170
Auto loans	3,462	134	2	13	149	3,611
Other	1,685	-	31	-	31	1,716
Total	$1,444,734	$7,111	$984	$1,482	$9,577	$1,454,311

Non-Accrual Loans	September 30, 2023	September 30, 2022
Real estate loans:
Residential	$2,569	$1,594
Construction	-	-
Commercial	7,763	12,165
Commercial	652	958
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	47	338
Auto loans	-	21
Other	30	6
Total	$11,061	$15,082

There were no loans greater than 90 days delinquent and still accruing interest at September 30, 2023 and 2022.

The allowance for loan losses (“ALL”) is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for loan losses consists of three elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, (2) an allocated allowance based on general economic conditions and other risk factors in our markets and portfolios, and (3) an unallocated allowance not to exceed 10% of total reserves which acts as a contingency against unforeseen future events which may negatively impact the Company’s loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral, and financial condition of the borrowers. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary, based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for loan losses as of September

30, 2023, is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2023 and 2022 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2021	$4,114	$187	$10,470	$1,041	$393	$318	$232	$21	$1,337	$18,113
Charge-offs	(19)	-	(23)	-	-	(6)	(40)	(22)	-	(110)
Recoveries	382	-	35	-	-	9	99	-	-	525
Provision	645	132	272	(343)	(110)	40	(269)	23	(390)	-
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Individually evaluated for impairment	$12	$-	$301	$38	$-	$-	$-	$-	$-	$351
Collectively evaluated for impairment	5,110	319	10,453	660	283	361	22	22	947	18,177
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Charge-offs	-	-	(615)	(269)	-	-	(28)	-	-	(912)
Recoveries	45	-	20	-	-	66	78	-	-	209
Provision	(270)	(136)	1,824	512	(173)	(81)	(70)	-	(906)	700
ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525
Individually evaluated for impairment	$7	$-	$35	$-	$-	$-	$-	$-	$-	$42
Collectively evaluated for impairment	4,890	183	11,948	941	110	346	2	22	41	18,483
ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date. During the year ended September 30, 2023 the Company recorded provision expense for the commercial real estate loans and commercial loans segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate loans, construction loans, obligations of states and political subdivisions, home equity loans and lines of credit, other loans and auto loans segments due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. During the year ended September 30, 2022 the Company recorded provision expense for the residential real estate loans, construction real estate loans, commercial real estate loans, home equity loans and lines of credit and other loans segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments.

During the year ended September 30, 2023, the allowance for loan loss for commercial real estate loans increased $1.8 million due primarily to an increase in commercial real estate loans of $143.1 million. Credit provisions were recorded for loan loss for the commercial loans, obligations of states and political subdivisions, and auto loans segments due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. During the year ended September 30, 2022, the allowance for loan loss for residential real estate loans increased $1.0 million due primarily to an increase in residential real estate loans of $43.1 million.

The following is a summary of troubled debt restructurings granted during the periods indicated (dollars in thousands).

For the Year Ended September 30, 2023
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	3	$295	$355
Construction	-	-	-
Commercial	3	6,058	6,058
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	6	$6,353	$6,413

For the Year Ended September 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Real estate loans:
Residential	2	$83	$93
Construction	-	-	-
Commercial	-	-	-
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto loans	-	-	-
Other	-	-	-
Total	2	$83	$93

One new troubled debt restructuring granted for the year ended September 30, 2023 totaled $211,000 and was granted interest rate concessions . Four new troubled debt restructurings granted for the year ended September 30, 2023 totaled $6.1 million and were terms concessions. One new troubled debt restructuring granted for the year ended September 30, 2023 totaled $33,000 and was granted interest rate and terms concessions.

One new troubled debt restructuring granted for the year ended September 30, 2022 totaled $44,000 and was granted interest rate and terms concessions. One new troubled debt restructuring granted for the year ended September 30, 2022 totaled $39,000 and was granted interest rate and interest capitalization concessions.

For the years ended September 30, 2023 and 2022 there was no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification.

As of September 30, 2023, the Company has initiated formal foreclosure proceedings on $568,000 of consumer residential mortgages which have not yet been transferred into foreclosed assets.

5.
PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2023	2022
Land and land improvements	$6,075	$6,075
Buildings and leasehold improvements	16,100	16,030
Furniture, fixtures, and equipment	14,565	13,961
Construction in process	44	7
	36,784	36,073
Less accumulated depreciation	(23,871)	(22,947)
Total	$12,913	$13,126

Depreciation expense amounted to $919,000 and $896,000 for the years ended September 30, 2023 and 2022 respectively.

6.
DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (dollars in thousands):

	2023		2022
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Noninterest-bearing demand accounts	-%	$280,473	-%	$290,061
Interest bearing demand accounts	0.65	346,458	0.10	357,516
Money market accounts	2.02	366,866	0.73	402,080
Savings and club accounts	0.06	163,248	0.05	196,696
Certificates of deposit	3.99	503,971	0.49	133,668
Total	1.80%	$1,661,016	0.29%	$1,380,021

At September 30, 2023 scheduled maturities of certificates of deposit are as follows (in thousands):

2024	$457,232
2025	32,308
2026	5,732
2027	3,990
2028	4,709
Total	$503,971

Brokered deposits totaled $214.2 million at September 30, 2023. The Company had no brokered deposits at September 30, 2022. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $72.0 million and $14.6 million at September 30, 2023 and 2022, respectively.

The scheduled maturities of certificates of deposit in denominations of $250,000 or more as of September 30, 2023, are as follows (in thousands):

Within three months	$21,442
Three through six months	18,819
Six through twelve months	28,080
Over twelve months	3,653
Total	$71,994

7.
SHORT-TERM BORROWINGS

As of September 30, 2023, and 2022, the Company had $374.7 million and $230.8 million of short-term borrowings, respectively. There were $59.7 million and $4.8 million in advances in 2023 and 2022, respectively on a $150.0 million line of credit with the FHLB. There were also $255.0 million and $226.0 million in advances on other short term borrowings in 2023 and 2022, respectively with the FHLB. The Company also had a $60.0 advance with the Federal Reserve Bank in 2023.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. The Federal Reserve borrowing is secured by investment securities. At September 30, 2023, the Company had a borrowing limit of approximately $852.4 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2023	2022
Balance at year-end	$374,652	$230,810
Maximum amount outstanding at any month-end	464,041	230,810
Average balance outstanding during the year	305,623	63,754
Weighted-average interest rate:
As of year-end	5.56%	3.37%
Paid during the year	2.14%	0.62%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

8.
INCOME TAXES

The provision for income taxes consists of (in thousands):

	2023	2022
Current:
Federal	$4,183	$4,915
State	59	207
Total current taxes	4,242	5,122
Deferred income tax expense	252	(188)
Total income tax provision	$4,494	$4,934

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2023	2022
Deferred tax assets:
Allowance for loan losses	$3,890	$3,891
Net unrealized loss on pension plan	—	294
Investment losses subject to Section 382 limitation	1,516	1,685
Net unrealized loss on securities	4,659	3,690
Deferred compensation	293	315
Other real estate owned	195	146
Nonaccrual interest	95	99
Employee stock ownership plan	596	544
Other	2,102	2,352
Total gross deferred tax assets	13,346	13,016
Deferred tax liabilities:
Pension plan	1,152	1,087
Mortgage servicing rights	184	166
Premises and equipment	264	281
Net unrealized gain on derivatives	2,118	3,215
Low income housing tax credits	1,164	1,081
Other	1,587	1,811
Total gross deferred tax liabilities	6,469	7,641
Net deferred tax assets	$6,877	$5,375

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

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (dollars in thousands):

	2023		2022
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$4,845	21.0%	$5,251	21.0%
Income from bank-owned life insurance	(165)	(0.7)	(159)	(0.6)
Tax-exempt income	(317)	(1.3)	(292)	(1.2)
Low-income housing credits	(36)	(0.1)	(45)	(0.2)
Other, net	167	0.7	179	0.7
Actual tax expense and effective rate	$4,494	19.5%	$4,934	19.7%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

9.
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

The off-balance sheet commitments consist of the following (in thousands):

	2023	2022
Commitments to extend credit	$188,685	$292,563
Standby letters of credit	13,815	14,490
Unfunded lines of credit	114,350	124,656

The commitments outstanding at September 30, 2023, contractually mature in less than one year.

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

The Company is required to maintain a reserve balance with certain third party providers. At September 30, 2023 the reserve balance was $1.2 million.

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order. Plaintiffs have sought permission to appeal from these and other related rulings. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

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

Settlement with the Department of Justice

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

10.
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

(in thousands)		September 30, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,046
Total Lease Right-Of-Use Assets		$6,046

(in thousands)		September 30, 2023
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$6,288
Total Lease Liabilities		$6,288

(in thousands)		September 30, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,075
Total Lease Right-Of-Use Assets		$6,075

(in thousands)		September 30, 2022
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$6,275
Total Lease Liabilities		$6,275

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

September 30, 2023
Weighted average remaining lease term
Operating leases	11.7 years
Weighted average discount rate
Operating leases	3.29%

September 30, 2022
Weighted average remaining lease term
Operating leases	12.2 years
Weighted average discount rate
Operating leases	2.38%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Twelve Months Ended September 30, 2023
Operating lease cost	$977
Variable lease cost	245
Net lease cost	$1,222
Lease Costs (in thousands)	Twelve Months Ended September 30, 2022
Operating lease cost	$1,025
Variable lease cost	330
Net lease cost	$1,355

Future minimum payments for leases with initial or remaining terms of one year or more as of September 30, 2023 were as follows:

(in thousands)	Leases
Twelve months Ended:
September 30, 2024	$988
September 30, 2025	792
September 30, 2026	738
September 30, 2027	604
September 30, 2028	579
Thereafter	4,029
Total future minimum lease payments	7,730
Amounts representing interest	(1,442)
Present Value of Net Future Minimum Lease Payments	$6,288

11.
EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

The Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock in 2007 from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at prime, adjustable each January 1st, which was 7.50% at September 30, 2023 and requires an annual payment of principal and interest through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $798,000 and $792,000, for the years ended September 30, 2023 and 2022, respectively.

The following table presents the components of the ESOP shares:

	2023	2022
Allocated shares	411,696	390,547
Shares committed to be released	33,962	33,962
Unreleased shares	599,992	645,274
Total ESOP shares	1,045,650	1,069,783
Fair value of unreleased shares (in thousands)	$9,516	$13,170

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

Restricted stock shares outstanding at September 30, 2023 vest over periods ranging from 1 year to 3 years. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

During the years ended September 30, 2023 and 2022, the Company recorded $560,000 and $517,000 of share-based compensation expense consisting of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding, at September 30, 2023 is $450,000 over the remaining vesting period of 3.0 years.

The following is a summary of the status of the Company’s nonvested restricted stock as of September 30, 2023, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2022	35,639	$14.88
Granted	31,696	19.06
Vested	(33,675)	16.69
Forfeited	(1,148)	16.35
Nonvested at September 30, 2023	32,512	$17.03

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

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2023	2022
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$12,776	$20,895
Service cost	-	-
Interest cost	656	556
Actuarial (gains) losses	(568)	(5,129)
Benefits paid	(668)	(3,546)
Projected benefit obligation at end of year	12,196	12,776
Change in plan assets:
Fair value of plan assets at beginning of year	16,551	23,248
Actual return on plan assets	1,886	(3,152)
Contributions	-	-
Benefits paid	(668)	(3,545)
Fair value of plan assets at end of year	17,769	16,551
Funded status	$5,573	$3,775

Amounts not yet recognized as a component of net periodic pension cost at September 30 (in thousands):

	2023	2022
Amounts recognized in accumulated other comprehensive income consist of:
Net (gain) loss	$(85)	$1,401

The accumulated benefit obligation for the defined benefit pension plan was $12.2 million and $12.8 million at September 30, 2023 and 2022, respectively.

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2023	2022
Service cost	$-	$-
Interest cost	656	556
Expected return on plan assets	(968)	(1,228)
Recognized net actuarial loss	-	2
Settlement loss	-	260
Net periodic benefit	$(312)	$(410)

Weighted-average assumptions used to determine benefit obligations for the years ended September 30:

	2023	2022
Discount rate	5.80%	5.31%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:

	2023	2022
Discount rate [1]	5.31%	2.61%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

1 For September 30, 2022 discount rates were 2.61% for October 1 - December 31, 2021; 2.66% for January 1 - March 31, 2022; 3.54% for April 1 - June 30, 2022; and 4.50% for July 1 - September 30, 2022

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2023 and 2022 (in thousands):

	September 30, 2023
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$7,081	$-	$7,081
Equity	-	10,661	-	10,661
Investment in short-term investments	-	27	-	27
Total assets at fair value	$-	$17,769	$-	$17,769

	September 30, 2022
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$6,670	$-	$6,670
Equity	-	9,831	-	9,831
Investment in short-term investments	-	50	-	50
Total assets at fair value	$-	$16,551	$-	$16,551

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, 2023 and 2022 by asset category, are as follows:

	September 30,
Asset Category	2023	2022
Fixed income securities	39.8%	40.3%
Equity securities	60.0	59.4
Other	0.2	0.3
Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank does not expect to make any contributions to its pension plan in fiscal 2024.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2024	$645
2025	1,328
2026	950
2027	1,378
2028	609
2029-2033	3,292

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were reinstated in March 2017. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the year ended September 30, 2023 and 2022 was $517,000 and $496,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $3.0 million and $2.6 million at September 30, 2023 and 2022, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $391,000 and $63,000 in expense related to the supplemental executive retirement plan for the years ended September 30, 2023 and 2022, respectively.

12.
REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The Federal Reserve Bank reduced the reserve requirement to zero effective March 26, 2020. As a result, there was no required reserve at September 30, 2023 and 2022.

Dividend Restrictions

Federal banking laws, regulations, and policies limit the Bank’s ability to pay dividends to the Company. Dividends may be declared and paid by the Bank only out of net earnings for the then current year. A dividend may not be declared or paid if it would impair the general reserves of the Bank as required to be maintained under the Pennsylvania Banking.

13.
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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2023, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2023, and 2022, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital ratios for the years ended September 30 are presented in the following table (dollars in thousands):

	2023		2022
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$224,683	13.0%	$211,390	13.3%
For capital adequacy purposes	138,582	8.0	126,843	8.0
To be well capitalized	173,228	10.0	158,554	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$206,106	11.9%	$192,810	12.2%
For capital adequacy purposes	103,937	6.0	95,132	6.0
To be well capitalized	138,582	8.0	126,843	8.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$206,106	11.9%	$192,810	12.2%
For capital adequacy purposes	77,953	4.5	71,349	4.5
To be well capitalized	112,598	6.5	103,060	6.5

Tier 1 capital (to adjusted assets)

Actual	$206,106	9.4%	$192,810	10.5%
For capital adequacy purposes	87,671	4.0	73,656	4.0
To be well capitalized	109,589	5.0	92,070	5.0

14.
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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of September 30, 2023 and September 30, 2022 by level within the fair value hierarchy (in thousands).

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2023
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$100,331	$-	$100,331
Obligations of states and political subdivisions	-	9,052	-	9,052
U.S. government treasury securities	-	123,580	-	123,580
U.S. government agency securities	-	28,952	-	28,952
Corporate obligations	-	62,885	2,836	65,721
Other debt securities	-	6,420	-	6,420
Total debt securities	-	331,220	2,836	334,056
Equity securities - financial services	32	-	-	32
Derivatives and hedging activities	-	19,662	-	19,662
Liabilities:
Derivatives and hedging activities	-	9,579	-	9,579

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2022
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$110,160	$-	$110,160
Obligations of states and political subdivisions	-	9,920	-	9,920
U.S. government agency securities	-	9,330	-	9,330
Corporate obligations	-	63,745	7,374	71,119
Other debt securities	-	8,118	-	8,118
Total debt securities	-	201,273	7,374	208,647
Equity securities - financial services	36	-	-	36
Derivatives and hedging activities	-	24,481	-	24,481
Liabilities:
Derivatives and hedging activities	-	9,176	-	9,176

The following tables present a summary of changes in the fair value of the Company’s Level III investments for years ended September 30, 2023 and 2022 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2023	September 30, 2022
Beginning balance	$7,374	$11,112
Purchases, sales, issuances, settlements, net	-	1,515
Total unrealized gain:
Included in earnings	-	-
Included in other comprehensive income	(188)	(753)
Transfers into Level III	-	-
Transfers out of Level III	(4,350)	(4,500)
	$2,836	$7,374

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of September 30, 2023 and September 30, 2022 by level within the fair value hierarchy:

	September 30, 2023
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Foreclosed real estate	$-	$-	$3,311	$3,311
Impaired loans	-	-	9,693	9,693

	September 30, 2022
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Foreclosed real estate	$-	$-	$29	$29
Impaired loans	-	-	14,151	14,151

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2023
Impaired loans	$9,693	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	3,311	Appraisal of collateral (1)	Appraisal adjustments (2)	10 to 35% (10.2%)
September 30, 2022
Impaired loans	$14,151	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.6%)
Foreclosed real estate owned	29	Appraisal of collateral (1)	Appraisal adjustments (2)	20% (20.0%)

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

Impaired Loans

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Evaluating impaired loan collateral is based on Level II inputs utilizing outside appraisals. Those impaired loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value consists of the loan balances of $9.7 million less their valuation allowances of $42,000 at September 30, 2023. The fair value consists of the loan balances of $14.5 million less their valuation allowances of $351,000 at September 30, 2022.

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

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2023 and 2022 is in accordance with ASC Topic 825, Financial Instruments which requires public entities to use exit pricing in the calculations of the tables below.

	September 30, 2023
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,680,525	$-	$-	$1,524,615	$1,524,615
Mortgage servicing rights	874	-	-	1,470	1,470
Investment securities held to maturity	52,242	-	42,090	-	42,090
Financial liabilities:
Deposits	1,661,016	1,157,045	-	499,101	1,656,146
Short-term borrowings	374,652	-	-	364,291	364,291

	September 30, 2022
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,435,783	$-	$-	$1,351,823	$1,351,823
Mortgage servicing rights	788	-	-	1,390	1,390
Investment securities held to maturity	57,285	-	47,546	-	47,546
Financial liabilities:
Deposits	1,380,021	1,246,353	-	128,533	1,374,886
Short-term borrowings	230,810	-	-	215,287	215,287

For Cash and Cash Equivalents, Accrued Interest Receivable, Regulatory Stock, Bank Owned Life Insurance, Advances by Borrowers for Taxes and Insurance, and Accrued Interest Payable the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

The fair value approximates the current book value.

15.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive loss for the years ended September 30, 2023 and 2022, is as follows (in thousands):

	Accumulated Other Comprehensive Loss (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)
Other comprehensive income (loss) before reclassifications	1,174	(3,742)	3,079	511
Amounts reclassified from accumulated other comprehensive loss	-	96	(7,206)	(7,110)
Period change	1,174	(3,646)	(4,127)	(6,599)
Balance at September 30, 2023	$66	$(17,525)	$7,966	$(9,493)
Balance at September 30, 2021	$(1,907)	$1,962	$627	$682
Other comprehensive income (loss) before reclassifications	591	(15,841)	12,116	(3,134)
Amounts reclassified from accumulated other comprehensive loss	208	-	(650)	(442)
Period change	799	(15,841)	11,466	(3,576)
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 21% in Fiscal 2023 and 2022.

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended September 30, (3)		Affected Line Item in the Consolidated
(in thousands)	2023	2022	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$(121)	$-	Gain on sale of investment securities, net
Related income tax expense	25	-	Income taxes
Net effect on accumulated other comprehensive loss for the period	(96)	-
Defined benefit pension plan (2):
Amortization of net (loss) gain and prior service costs	-	(263)	Other expense
Related income tax expense	-	55	Income taxes

Net effect on accumulated other comprehensive loss for the period	-	(208)
Derivatives and Hedging Activities (2):
Interest expense, effective portion	9,122	823	Interest expense
Related income tax expense	(1,916)	(173)	Income taxes
Net effect on accumulated other comprehensive loss for the period	7,206	650
Total reclassifications for the period	$7,110	$442

(1)
For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 3, “Investment Securities.”
(2)
For additional details related to derivative financial instruments see Note17, “Derivatives and Hedging Activities.”
(3)
Amounts in parenthesis indicate debits.

16.
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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2023 and 2022, (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of September 30, 2023			As of September 30, 2022
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
FHLB Advances	230,000	Derivative and hedging assets	10,086	225,000	Derivative and hedging assets	15,310
Commercial Loans	86,265	Derivative and hedging assets	9,576	79,602	Derivative and hedging assets	9,171
Total derivatives designated as hedging instruments	$316,265		$19,662	$304,602		$24,481

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of September 30, 2023			As of September 30, 2022
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value

Commercial Loans	117,516	Derivative and hedging liabilities	9,579	111,668	Derivative and hedging liabilities	9,176
Total derivatives designated as hedging instruments	$117,516		$9,579	$111,668		$9,176

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2023, the Company had ten interest rate swaps with a notional of $230 million associated with the Company’s cash outflows associated with various FHLB advances and $204 million associated with commercial loans. As of September 30, 2022, the Company had ten interest rate swaps with a notional of $225 million associated with the Company’s cash outflows associated with various brokered deposits and $191 million associated with commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2023 and 2022.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the 12 months ended September 30, 2023 and 2022, the Company had $9.1 million and $823,000 in gains, classified to interest expense, respectively. During the next twelve months, the Company estimates that $7.8 million will be reclassified as a decrease in interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended September 30, 2023 and 2022 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative			Amount of Gain Reclassified from Accumulated OCI into Income
	Year Ended September 30,	Year Ended September 30,	Location of Gain Reclassified from	Year Ended September 30,	Year Ended September 30,
	2023	2022	Accumulated OCI into Income	2023	2022
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(5,222)	$14,507	Interest Expense	$9,122	$823
Total	$(5,222)	$14,507		$9,122	$823

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

As of September 30, 2023 and 2022 the Company had derivatives in a net asset position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2023 and 2022, it could have been required to settle its obligations under the agreements at the termination value.

17.
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

18.
PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2023	2022
ASSETS
Cash and due from banks	$5,564	$6,355
Equity securities	32	36
Investment in subsidiary	210,505	203,998
Premises and equipment, net	381	391
Other assets	3,377	1,702
TOTAL ASSETS	$219,859	$212,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$151	$145
Stockholders’ equity	219,708	212,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,859	$212,482

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2023	2022
INCOME
Interest income	$718	$334
Unrealized gain on equity securities	4	(4)
Dividends	6,000	10,000
Total income	6,722	10,330
EXPENSES
Professional fees	657	537
Other	30	30
Total expenses	687	567
Income before income tax benefit	6,035	9,763
Income tax benefit	7	(52)
Income before equity in undistributed net earnings of subsidiary	6,028	9,815
Equity in undistributed net earnings of subsidiary	12,548	10,255
NET INCOME	$18,576	$20,070
COMPREHENSIVE INCOME	$11,977	$16,494

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$18,576	$20,070
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(12,548)	(10,255)
Provision for depreciation	10	10
Increase in accrued income taxes	(1,443)	52
Decrease (increase) in accrued interest receivable	(248)	8
Other, net	721	424
Net cash provided by operating activities	5,068	10,309
FINANCING ACTIVITIES
Purchase of treasury stock shares	-	(1,884)
Dividends on common stock	(5,859)	(5,273)
Net cash used for financing activities	(5,859)	(7,157)
Decrease in cash	(791)	3,152
CASH AT BEGINNING OF YEAR	6,355	3,203
CASH AT END OF YEAR	$5,564	$6,355

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 14, 2023	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director	December 14, 2023
Gary S. Olson	(Principal Executive Officer)

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer	December 14, 2023
Allan A. Muto	(Principal Financial and Accounting Officer)

/s/ Robert C. Selig, Jr.	Chairman of the Board	December 14, 2023
Robert C. Selig, Jr.

/s/ Joseph S. Durkin	Director	December 14, 2023
Joseph S. Durkin

/s/ Daniel J. Henning	Director	December 14, 2023
Daniel J. Henning

/s/ Christine D. Gordon, J.D.	Director	December 14, 2023
Christine D. Gordon, J.D.

/s/ Philip H. Hosbach, IV	Director	December 14, 2023
Philip H. Hosbach, IV

/s/ Tina Q. Richardson	Director	December 14, 2023
Tina Q. Richardson

/s/ Carolyn P. Stennett	Director	December 14, 2023
Carolyn P. Stennett

/s/ Elizabeth B. Weekes	Director	December 14, 2023
Elizabeth B. Weekes