Form 10-Q
period 2023-12-31
ESSA Bancorp, Inc.
filed 2024-02-13
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

As of February 7, 2024, there were 10,131,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
	2023	2023
	(dollars in thousands)
ASSETS
Cash and due from banks	$32,682	$39,008
Interest-bearing deposits with other institutions	14,498	46,394
Total cash and cash equivalents	47,180	85,402
Investment securities available for sale, at fair value (net of allowance for credit losses of $0)	288,768	334,056
Investment securities held to maturity, at amortized cost net of allowance for credit losses of $0	51,012	52,242
Loans held for sale	—	250
Loans receivable (net of allowance for credit losses of $15,430 and $18,525)	1,704,728	1,680,525
Regulatory stock, at cost	18,759	17,890
Premises and equipment, net	11,936	12,913
Bank-owned life insurance	39,238	39,026
Foreclosed real estate	3,195	3,311
Intangible assets, net	44	91
Goodwill	13,801	13,801
Deferred income taxes	5,857	6,877
Derivative and hedging assets	13,401	19,662
Other assets	27,519	27,200
TOTAL ASSETS	$2,225,438	$2,293,246
LIABILITIES
Deposits	$1,590,218	$1,661,016
Short-term borrowings	361,500	374,652
Other borrowings	10,000	-
Advances by borrowers for taxes and insurance	10,077	6,550
Derivative and hedging liabilities	8,413	9,579
Other liabilities	24,506	21,741
TOTAL LIABILITIES	2,004,714	2,073,538
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,131,521 and 10,394,689 outstanding at December 31, 2023 and September 30, 2023, respectively)	181	181
Additional paid in capital	182,528	182,681
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(5,896)	(6,009)
Retained earnings	155,247	151,856
Treasury stock, at cost; 8,001,574 and 7,738,406 shares outstanding at December 31, 2023 and September 30, 2023, respectively	(104,050)	(99,508)
Accumulated other comprehensive loss	(7,286)	(9,493)
TOTAL STOCKHOLDERS’ EQUITY	220,724	219,708
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,225,438	$2,293,246

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2023	2022
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$21,414	$16,085
Investment securities:
Taxable	3,887	2,091
Exempt from federal income tax	11	11
Other investment income	778	432
Total interest income	26,090	18,619
INTEREST EXPENSE
Deposits	8,462	2,001
Short-term borrowings	2,656	958
Other borrowings	108	—
Total interest expense	11,226	2,959
NET INTEREST INCOME	14,864	15,660
(Release of) provision for credit losses	(397)	150
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	15,261	15,510
NONINTEREST INCOME
Service fees on deposit accounts	696	799
Services charges and fees on loans	330	367
Loan swap fees	-	2
Unrealized (loss) gain on equity securities, net	(3)	2
Trust and investment fees	393	402
Gain on sale of loans, net	118	-
Earnings on bank-owned life insurance	212	191
Insurance commissions	128	146
Other	87	6
Total noninterest income	1,961	1,915
NONINTEREST EXPENSE
Compensation and employee benefits	6,746	6,740
Occupancy and equipment	1,229	1,046
Professional fees	1,025	1,243
Data processing	1,342	1,179
Advertising	136	186
Federal Deposit Insurance Corporation (FDIC) premiums	380	188
Foreclosed real estate	101	(21)
Amortization of intangible assets	47	47
Other	851	826
Total noninterest expense	11,857	11,434
Income before income taxes	5,365	5,991
Income taxes	1,028	1,125
NET INCOME	$4,337	$4,866
Earnings per share
Basic	$0.45	$0.50
Diluted	$0.45	$0.50
Dividends per share	$0.15	$0.15

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2023	2022
	(dollars in thousands)
Net income	$4,337	$4,866
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains	7,885	1,061
Tax effect	(1,656)	(223)
Net of tax amount	6,229	838
Derivative and hedging activities adjustments:
Changes in unrealized holding (losses) gains on derivatives included in net income	(2,745)	668
Tax effect	579	(140)
Reclassification adjustment for gains on derivatives included in net income	(2,350)	(1,834)
Tax effect	494	385
Net of tax amount	(4,022)	(921)
Total other comprehensive income (loss)	2,207	(83)
Comprehensive income	$6,544	$4,783

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2022	10,371,022	$181	$182,173	$(6,462)	$139,139	$(99,800)	$(2,894)	$212,337
Net Income					4,866			4,866
Other comprehensive loss							(83)	(83)
Cash dividends declared ($0.15 per share)					(1,463)			(1,463)
Stock based compensation			295					295
Allocation of ESOP stock			117	113				230
Allocation of treasury shares to incentive plan	30,848		(403)			399		(4)
Balance, December 31, 2022	10,401,870	$181	$182,182	$(6,349)	$142,542	$(99,401)	$(2,977)	$216,178

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2023	10,394,689	$181	$182,681	$(6,009)	$151,856	$(99,508)	$(9,493)	$219,708
Net income					4,337			4,337
Other comprehensive income							2,207	2,207
Cash dividends declared ($0.15 per share)					(1,476)			(1,476)
Cumulative effect of adoption of ASU 2016-13					530			530
Stock based compensation			293					293
Allocation of ESOP stock			75	113				188
Allocation of treasury shares to incentive plan	40,441		(521)			521		—
Purchase of common stock	(303,609)					(5,063)		(5,063)
Balance, December 31, 2023	10,131,521	$181	$182,528	$(5,896)	$155,247	$(104,050)	$(7,286)	$220,724

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2023	2022
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$4,337	$4,866
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses	(397)	150
Provision for depreciation and amortization	281	277
(Amortization) and accretion of discounts and premiums, net	(1,682)	41
Unrealized loss (gain) on equity securities	3	(2)
Gain on sale of loans, net	(118)	—
Origination of residential real estate loans for sale	(4,261)	—
Proceeds on sale of residential real estate loans	4,629	—
Compensation expense on ESOP	188	230
Amortization of right-of-use asset	224	243
Stock based compensation	293	295
Increase in accrued interest receivable	(520)	(2,083)
Increase in accrued interest payable	2,324	341
Earnings on bank-owned life insurance	(212)	(191)
Deferred federal income taxes	433	306
Increase in accrued pension	(89)	(78)
Loss (gain) on foreclosed real estate, net	101	(21)
Amortization of intangible assets	47	47
Other, net	1,130	(1,299)
Net cash provided by operating activities	6,711	3,122
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	79,906	5,364
Purchases	(25,181)	(1,000)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,224	1,260
Increase in loans receivable, net	(22,999)	(68,678)
Redemption of regulatory stock	7,345	3,295
Purchase of regulatory stock	(8,214)	(6,006)
Proceeds from sale of foreclosed real estate	15	50
Purchase of premises, equipment and software, net	(67)	(399)
Net cash provided by (used for) investing activities	32,029	(66,114)
FINANCING ACTIVITIES
Decrease in deposits, net	(70,798)	(10,037)
Net (decrease)increase in short-term borrowings	(13,152)	74,772
Proceeds from other borrowings	10,000	-
Purchase of common stock	(5,063)	—
Increase in advances by borrowers for taxes and insurance	3,527	555
Dividends on common stock	(1,476)	(1,463)
Net cash (used for) provided by financing activities	(76,962)	63,827
(Decrease) increase in cash and cash equivalents	(38,222)	835
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	85,402	27,937
CASH AND CASH EQUIVALENTS AT END OF YEAR	$47,180	$28,772
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$8,901	$2,618
Noncash items:
Transfers from loans to foreclosed real estate	-	26
Unrealized holding gains	7,885	1,061

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.

2.
Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months ended December 31, 2023 and 2022.

	Three Months Ended
	December 31,	December 31,
	2023	2022
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(7,862,516)	(7,734,761)
Average unearned ESOP shares	(603,596)	(648,860)
Average unearned non-vested shares	(31,568)	(52,619)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,635,415	9,696,855
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	1,766	8,818
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,637,181	9,705,673

At December 31, 2023 and December 31, 2022 there were no shares of nonvested stock outstanding that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

4.
Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires the Company to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans, held to maturity investment securities, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on October 1, 2023 for the Bank. The results reported for periods beginning after October 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Company adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, held to maturity debt securities and unfunded commitments. As a result the allowance for credit losses related to loans was decreased by $2,755,000. No reserve was required for investment securities held to maturity. The Company also recorded a reserve for unfunded commitments of $2,083,000. The corresponding increase to retained earnings as a result of these reserve changes was $672,000, before taxes and $530,000, net of tax.

The Company adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to October 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Company as of the date of adoption.

The impact of the change from the incurred loss model to the current expected credit loss model is detailed below (in thousands).

	October 1, 2023
	Pre-adoption	Adoption Impact	As Reported
Assets
ACL on debt securities held-to-maturity	$-	$-	$-
ACL on debt securities available for sale	-	-	-
ACL on debt securities loans
Real estate loans:	-	-	-
Residential	4,897	503	5,400
Construction	183	254	437
Commercial	11,983	(3,729)	8,254
Commercial	941	(292)	649
Obligations of states and political subdivisions	110	129	239
Home equity loans and lines of credit	346	423	769
Auto loans	2	2	4
Other	22	(4)	18
Unallocated	41	(41)	-
Liabilites
ACL for unfunded commitments	52	2,083	2,135
	$18,577	$(672)	$17,905

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company adopted this guidance on October 1, 2023.

Recent Accounting Pronouncements

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

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718), which amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance so there is no transition or effective date associated with it. This ASU did not have a significant impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU is effective for public business entities for annual period beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a significant impact on the Entity's consolidated financial statements.

5.
Investment Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of investment securities are summarized as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale
Fannie Mae	$59,010	$290	$(3,699)	$-	$55,601
Freddie Mac	54,416	40	(2,742)	-	51,714
Governmental National Mortgage Association	14,159	96	(437)	-	13,818
Total mortgage-backed securities	127,585	426	(6,878)	-	121,133
Obligations of states and political subdivisions	9,575	-	(471)	-	9,104
U.S. government treasury securities	49,828	17	-	-	49,845
U.S. government agency securities	29,422	5	(70)	-	29,357
Corporate obligations	77,949	17	(6,863)	-	71,103
Other debt securities	8,711	50	(535)	-	8,226
Total	$303,070	$515	$(14,817)	$-	$288,768

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity
Fannie Mae	$26,962	$-	$(3,791)	$23,171	$-
Freddie Mac	21,603	-	(3,234)	18,369	-
Total mortgage-backed securities	48,565	-	(7,025)	41,540	-
U.S. government agency securities	2,447	-	(395)	2,052	-
Total	$51,012	$-	$(7,420)	$43,592	$-

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$55,878	$-	$(6,418)	$49,460
Freddie Mac	49,833	1	(5,552)	44,282
Governmental National Mortgage Association securities	6,986	-	(397)	6,589
Total mortgage-backed securities	112,697	1	(12,367)	100,331
Obligations of states and political subdivisions	9,794	-	(742)	9,052
U.S. government treasury securities	123,562	19	(1)	123,580
U.S. government agency securities	29,089	-	(137)	28,952
Corporate obligations	73,962	-	(8,241)	65,721
Other debt securities	7,139	-	(719)	6,420
Total	$356,243	$20	$(22,207)	$334,056

Held to maturity
Fannie Mae	$27,652	$-	$(5,217)	$22,435
Freddie Mac	22,145	-	(4,424)	17,721
Total	49,797	-	(9,641)	40,156
U.S. government agency securities	2,445	-	(511)	1,934
Total	$52,242	$-	$(10,152)	$42,090

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended December 31, 2023 and 2022.

(in thousands)	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
Net (losses) gains recognized during the period on equity securities	$(3)	$2
Less: Net (losses) gains recognized during the period on equity securities sold during the period	-	-
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(3)	$2

The amortized cost and fair value of debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$78,785	$78,779	$—	$—
Due after one year through five years	39,478	37,874	—	—
Due after five years through ten years	70,017	63,294	6,809	5,988
Due after ten years	114,790	108,821	44,203	37,604
Total	$303,070	$288,768	$51,012	$43,592

For the three months ended December 31, 2023 and 2022, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the gross unrealized losses and fair value of the Company's investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and September 30, 2023 (dollars in thousands):

	December 31, 2023
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	74	$220	$(10)	$68,383	$(7,480)	$68,603	$(7,490)
Freddie Mac	65	6,629	(71)	59,103	(5,905)	65,732	(5,976)
Governmental National Mortgage Association	14	2,134	(68)	4,285	(369)	6,419	(437)
U.S. government agency securities	3	-	-	6,481	(465)	6,481	(465)
Obligations of states and political subdivisions	10	-	-	9,104	(471)	9,104	(471)
Corporate obligations	87	5,060	(117)	62,231	(6,746)	67,291	(6,863)
Other debt securities	17	386	-	5,870	(535)	6,256	(535)
Total	270	$14,429	$(266)	$215,457	$(21,971)	$229,886	$(22,237)

	September 30, 2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	77	$5,675	$(196)	$66,220	$(11,439)	$71,895	$(11,635)
Freddie Mac	63	3,828	(159)	57,168	(9,817)	60,996	(9,976)
Governmental National Mortgage Association securities	14	2,151	(51)	4,438	(346)	6,589	(397)
Obligations of states and political subdivisions	11	-	-	9,052	(742)	9,052	(742)
U.S. government treasury securities	1	24,705	(1)	-	-	24,705	(1)
U.S. government agency securities	4	24,582	(6)	6,304	(642)	30,886	(648)
Corporate obligations	87	6,045	(273)	59,677	(7,968)	65,722	(8,241)
Other debt securities	17	395	-	6,025	(719)	6,420	(719)
Total	274	$67,381	$(686)	$208,884	$(31,673)	$276,265	$(32,359)

At December 31, 2023, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $186.3 million, including unrealized losses of $14.8 million. These holdings were comprised of (1) 241 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses, (2) two collateralized mortgage obligation bonds, (3) one state and political subdivisions bond and (4) one investment grade corporate bond. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at December 31, 2023 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At December 31, 2023, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $43.6 million, including unrealized losses of $7.4 million. These holdings were comprised of 29 federal agency mortgage-backed securities, which are U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended December 31, 2023 or other-than-temporary impairment charges during 2022. Accrued interest receivable on held-to-maturity debt securities totaled $79,000 at December 31, 2023 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at December 31, 2023 all securities in the held-to-maturity classification are U.S. government agency and US government mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. government agency and mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. government agency and mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, Aaa from Moody’s Investor Services, and AAA from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that there is no prepayment risk and it is expected to recover the recorded investment. The Company has the intent and ability to hold the securities to maturity.

6.
Loans Receivable, Net and Allowance for Credit Losses on Loans

Loans receivable consist of the following (in thousands):

	December 31, 2023	September 30, 2023
Real estate loans:
Residential	$712,035	$713,326
Construction	15,859	16,768
Commercial	851,098	821,958
Commercial	40,427	48,143
Obligations of states and political subdivisions	49,487	48,118
Home equity loans and lines of credit	49,323	48,212
Auto loans	292	523
Other	1,637	2,002
	1,720,158	1,699,050
Less allowance for credit losses	15,430	18,525
Net loans	$1,704,728	$1,680,525

The following table shows the amount of loans in each category that were individually and collectively evaluated for credit loss at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss
December 31, 2023
Real estate loans:
Residential	$712,035	$1,624	$710,411
Construction	15,859	-	15,859
Commercial	851,098	7,540	843,558
Commercial	40,427	635	39,792
Obligations of states and political subdivisions	49,487	-	49,487
Home equity loans and lines of credit	49,323	25	49,298
Auto loans	292	4	288
Other	1,637	2	1,635
Total	$1,720,158	$9,830	$1,710,328

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

The Company maintains a loan review system that allows for a periodic review of our loan portfolio and the early identification of potential credit deterioration in loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific credit loss allowances are established for identified losses based on a review of such information. A loan is analyzed for credit loss when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are evaluated independently. The Company does not aggregate such loans for evaluation purposes. Credit loss is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount at the dates indicated, if applicable under ASC 310 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2023
With no specific allowance recorded:
Real Estate Loans
Residential	$1,294	$2,091	$-
Construction	-	-	-
Commercial	6,240	7,094	-
Commercial	648	960	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	27	62	-
Auto Loans	-	-	-
Other	3	17	-
Total	8,212	10,224	-
With an allowance recorded:
Real Estate Loans
Residential	99	103	7
Construction	-	-	-
Commercial	1,424	1,562	35
Commercial	-	-	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	-	-	-
Auto Loans	-	-	-
Other	-	-	-
Total	1,523	1,665	42
Total:
Real Estate Loans
Residential	1,393	2,194	7
Construction	-	-	-
Commercial	7,664	8,656	35
Commercial	648	960	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	27	62	-
Auto Loans	-	-	-
Other	3	17	-
Total Impaired Loans	$9,735	$11,889	$42

The following tables represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired under ASC 310 (in thousands):

	For the Three Months Ended December 31,
	2022	2022
	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,216	$1
Construction	-	-
Commercial	10,563	-
Commercial	699	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	35	-
Auto loans	6	-
Other	5	-
Total	12,524	1
With an allowance recorded:
Real estate loans
Residential	103	-
Construction	-	-
Commercial	1,570	-
Commercial	231	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	-	-
Auto loans	-	-
Other	-	-
Total	1,904	-
Total:
Real estate loans
Residential	1,319	1
Construction	-	-
Commercial	12,133	-
Commercial	930	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	35	-
Auto loans	6	-
Other	5	-
Total Impaired Loans	$14,428	$1

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Company’s credit management team performs an annual review of all commercial relationships $2,000,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company engages an external consultant to conduct loan reviews on at least a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or all criticized relationships equal to or greater than $500,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Substandard category that are analysed for credit loss are given separate consideration in the determination of the allowance.

The Bank uses the following definitions for risk ratings:

Pass. Loans classified as pass are loans in which the condition of the borrower and the performance of the loans are satisfactory of better

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems under ASC 326 (in thousands);

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$24,285	$82,095	$135,993	$134,511	$77,428	$192,082	$191,203	$-	$837,597
Special Mention	-	-	-	-	2,297	65	-	-	2,362
Substandard	-	-	-	-	-	10,372	767	-	11,139
Doubtful	-	-	-	-	-	-	-	-	-
Total	$24,285	$82,095	$135,993	$134,511	$79,725	$202,519	$191,970	$-	$851,098

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Risk Rating
Pass	$756	$13,681	$5,064	$2,386	$5,375	$10,385	$1,262	$-	$38,909
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	547	-	971	-	-	1,518
Doubtful	-	-	-	-	-	-	-	-	-
Total	$756	$13,681	$5,064	$2,933	$5,375	$11,356	$1,262	$-	$40,427

Commercial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Obligations of states and political subdivisions
Risk Rating
Pass	$2,400	$4,629	$9,022	$7,808	$17,464	$-	$8,164	$-	$49,487
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,400	$4,629	$9,022	$7,808	$17,464	$-	$8,164	$-	$49,487

Obligations of states and political subdivisions
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total

Pass	$27,441	$100,405	$150,079	$144,705	$100,267	$202,467	$200,629	$-	$925,993
Special Mention	-	-	-	-	2,297	65	-	-	2,362
Substandard	-	-	-	547	-	11,343	767	-	12,657
Doubtful	-	-	-	-	-	-	-	-	-
Total	$27,441	$100,405	$150,079	$145,252	$102,564	$213,875	$201,396	$-	$941,012

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful or Loss within the internal risk rating system at September 30, 2023 under ASC 310 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
September 30, 2023
Commercial real estate loans	$807,736	$3,200	$11,022	$-	$821,958
Commercial	46,452	-	1,691	-	48,143
Obligations of states and political subdivisions	48,118	-	-	-	48,118
Total	$902,306	$3,200	$12,713	$-	$918,219

The company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity under ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$6,365	$87,830	$153,598	$139,331	$108,026	$214,242	$-	$-	$709,392
Nonperforming	-	205	-	-	-	2,438	-	-	2,643
Total	$6,365	$88,035	$153,598	$139,331	$108,026	$216,680	$-	$-	$712,035

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$455	$13,350	$2,054	$-	$-	$-	$-	$-	$15,859
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$455	$13,350	$2,054	$-	$-	$-	$-	$-	$15,859

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity loans and lines of credit					-
Payment Performance
Performing	$2,527	$11,740	$7,942	$2,052	$1,679	$3,607	$19,667	$58	$49,272
Nonperforming	-	-	-	-	-	25	26	-	51
Total	$2,527	$11,740	$7,942	$2,052	$1,679	$3,632	$19,693	$58	$49,323

Home equity loans and lines of credit
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto					-
Payment Performance
Performing	$19	$139	$42	$-	$8	$80	$-	$-	$288
Nonperforming	-	-	-	-	-	4	-	-	4
Total	$19	$139	$42	$-	$8	$84	$-	$-	$292

Auto
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other					-
Payment Performance
Performing	$72	$340	$171	$118	$15	$466	$426	$-	$1,608
Nonperforming	-	-	-	-	-	29	-	-	29
Total	$72	$340	$171	$118	$15	$495	$426	$-	$1,637

Other
Current period gross charge-offs	$-	$10	$-	$-	$-	$-	$-	$-	$10

Total
Payment Performance
Performing	$9,438	$113,399	$163,807	$141,501	$109,728	$218,395	$20,093	$58	$776,419
Nonperforming	-	205	-	-	-	2,496	26	-	2,727
Total	$9,438	$113,604	$163,807	$141,501	$109,728	$220,891	$20,119	$58	$779,146

. The following table presents the risk ratings in the consumer categories of performing and non-performing loans at and September 30, 2023 under ASC 310(in thousands):

	Performing	Non- performing	Total
September 30, 2023
Real estate loans:
Residential	$710,757	$2,569	$713,326
Construction	16,768	-	16,768
Home equity loans and lines of credit	48,165	47	48,212
Auto loans	523	-	523
Other	1,972	30	2,002
Total	$778,185	$2,646	$780,831

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2023 and September 30, 2023 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2023
Real estate loans:
Residential	$708,388	$1,351	$527	$1,769	$3,647	$712,035
Construction	15,859	-	-	-	-	15,859
Commercial	839,405	10,015	813	865	11,693	851,098
Commercial	38,907	970	300	250	1,520	40,427
Obligations of states and political subdivisions	49,487	-	-	-	-	49,487
Home equity loans and lines of credit	49,295	-	2	26	28	49,323
Auto loans	255	23	10	4	37	292
Other	1,610	-	-	27	27	1,637
Total	$1,703,206	$12,359	$1,652	$2,941	$16,952	$1,720,158

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2023
Real estate loans:
Residential	$710,290	$792	$199	$2,045	$3,036	$713,326
Construction	16,768	-	-	-	-	16,768
Commercial	820,853	240	-	865	1,105	821,958
Commercial	47,893	-	-	250	250	48,143
Obligations of states and political subdivisions	48,118	-	-	-	-	48,118
Home equity loans and lines of credit	48,191	-	-	21	21	48,212
Auto loans	485	37	1	-	38	523
Other	1,959	10	33	-	43	2,002
Total	$1,694,557	$1,079	$233	$3,181	$4,493	$1,699,050

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing interest as of December 31, 2023 (in thousands):

	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past due over 90 days and still Accruing	Total nonperforming
December 31, 2023
Real estate loans:
Residential	$2,643	$-	$2,643	$-	$2,643
Construction	-	-	-	-	-
Commercial	7,639	-	7,639	-	7,639
Commercial	391	247	638	-	638
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	51	-	51	-	51
Auto loans	4	-	4	-	4
Other	29	-	29	-	29
Total	$10,757	$247	$11,004	$-	$11,004

The following table presents nonaccrual loans as of September 30, 2023 under ASC 310 (in thousands):

Non-Accrual Loans	September 30, 2023
Real estate loans:
Residential	$2,569
Construction	-
Commercial	7,763
Commercial	652
Obligations of states and political subdivisions	-
Home equity loans and lines of credit	47
Auto loans	-
Other	30
Total	$11,061

There are no loans greater than 90 days past due that are accruing interest.

We maintain the ACL at a level that we believe to be appropriate to absorb estimated credit losses in the loan portfolios as of the balance sheet date. We established our allowance in accordance with guidance provided in Accounting Standard Codification ("ASC") - Financial Instruments - Credit Losses ("ASC 326").

The allowance for credit losses represents management’s estimate of expected losses inherent in the Company’s lending activities excluding loans accounted for under fair value. The allowance for credit losses are maintained through charges to the provision for credit losses in the Consolidated Statements of Operations as expected losses are estimated. Loans or portions thereof that are determined to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

We maintain a credit review system, which allows for a periodic review of our loan portfolio and the early identification of potential non performing loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General credit loss allowances are based upon a combination of factors including, but not limited to, actual credit loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future credit provisions may be necessary, based on changing economic conditions. Payments received on non performing loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for credit losses as of December 31, 2023 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the FDIC and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for credit losses. The banking regulators may require that we recognize additions to the allowance based on its analysis and review of information available to it at the time of its examination.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL.

The following table summarizes changes in the primary segments of the allowance for credit losses during the three months ended December 31, 2023 and 2022 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of	Auto	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Loans	Unallocated	Total
Beginning balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525
Impact of adopting ASC 326	503	254	(3,729)	(292)	129	423	2	(4)	$(41)	(2,755)
Charge-offs	-	-	-	-	-	-	-	(10)	-	(10)
Recoveries	-	-	-	-	-	3	7	-	-	10
Provision	(511)	(6)	123	41	37	(26)	(8)	10	-	(340)
Ending balance at December 31, 2023	$4,889	$431	$8,377	$690	$276	$746	$3	$18	$-	$15,430

ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Charge-offs	-	-	-	-	-	-	(21)	-	-	(21)
Recoveries	2	-	1	-	-	51	30	-	-	84
Provision	162	9	439	350	(8)	(40)	(17)	-	(745)	150
ALL balance at December 31, 2022	$5,286	$328	$11,194	$1,048	$275	$372	$14	$22	$202	$18,741

During the three months ended December 31, 2023, the Company recorded release of allowance for credit losses for residential real estate loans, construction real estate loans, home equity loans and lines of credit and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. The Company recorded credit provision expense for the commercial real estate loans, commercial loans segments, obligations of states and political subdivisions and other loans due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments.

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

The following table summarizes the amount of loans in each segments that were individually and collectively evaluated for credit loss as of December 31, 2023 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for Credit Loss	$6	$-	$-	$16	$-	$-	$-	$-	$-	$22
Collectively evaluated for Credit Loss	4,883	431	8,377	674	276	746	3	18	-	15,408
Ending balance at December 31, 2023	$4,889	$431	$8,377	$690	$276	$746	$3	$18	$-	$15,430

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2023 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$7	$-	$35	$-	$-	$-	$-	$-	$-	$42
Collectively evaluated for impairment	4,890	183	11,948	941	110	346	2	22	41	18,483
ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment at December 31, 2023 (in thousands):

	Real Estate	Business Assets	Other
December 31, 2023
Real estate loans:
Residential	$2,643
Construction	-
Commercial	7,639
Commercial	-	638
Obligations of states and political subdivisions	-
Home equity loans and lines of credit	51
Auto loans	-		4
Other	-		29
Total	$10,333	$638	$33

Occasionally, the Company modifies loans to borrowers in financial distress by providing term extensions and interest rate reductions. In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as and interest rate reduction, may be granted.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted under ASC 326 (in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Combination - Term Extension and Interest Rate Reduction

	Amortized Cost Basis		% of Total Class of
	at December 31, 2023		Financing Receivable

Real estate loans:
Residential		$71	0.01%

Total	S	71

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty under ASC 326 during the quarter ended December 31, 2023:

Combination - Term Extension and Interest Rate Reduction

Loan Type	Financial Effect
Real estate loans:
Residential	Reduced weighted-average contractual interest rate form 7.25% to 5%. Extended term for 360 months. Only one loan was modified.

The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 3 months under ASC 326 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total
	Current	Past Due	Past Due	Past Due	Past Due
December 31, 2023
Real estate loans:
Residential	$71	$-	$-	$-	$71
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto loans	-	-	-	-	-
Other	-	-	-	-	-
Total	$71	$-	$-	$-	$71

During the year ended September 30, 2023, the Bank adopted ASU 2022-02 on a modified retrospective basis. ASU 2022-02 eliminates the TDR accounting model, and requires that the Bank evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the TDRs were evaluated and included in the CECL loan segment pools if the loans shared similar risk characteristics to other loans in the pool or remained with individually evaluated loans for which the ACL was measured using the collateral-dependent or discounted cash flow method. The following table presents the most comparable required information for the prior period for impaired loans that were TDRs, with the recorded investment at December 31, 2022:

The following is a summary of troubled debt restructuring granted during the three months ended December 31, 2022 under ASC 310(dollars in thousands):

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

For the three months ended December 31, 2023 and 2022, no loans defaulted on a modification agreement within one year of modification.

7.
Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2023	September 30, 2023
Non-interest bearing demand accounts	$264,620	$280,473
Interest bearing demand accounts	288,532	346,458
Money market accounts	367,505	366,866
Savings and club accounts	156,195	163,248
Certificates of deposit	513,366	503,971
Total	$1,590,218	$1,661,016

8.
Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost (income) for the three months ended December 31, 2023 and 2022 (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Service Cost	$-	$-
Interest Cost	171	164
Expected return on plan assets	(261)	(242)
Partial settlement	-	-
Amortization of net loss from earlier periods	-	-
Net periodic benefit income	$(90)	$(78)

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

Restricted stock shares outstanding at December 31, 2023 vest over periods ranging from 3 to 39 months. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended December 31, 2023 and 2022, the Company recorded $293,000 and $295,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at December 31, 2023 is $854,000 over the remaining vesting period of 3.75 years.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2023, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2023	32,512	$17.03
Granted	40,586	14.85
Vested	(500)	15.56
Forfeited	—	—
Nonvested at December 31, 2023	72,598	$15.82

10.
Fair Value

The following disclosures show the hierarchal disclosure framework associated within the level of pricing observations utilized in measuring assets and liabilities at fair value. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of December 31, 2023 and September 30, 2023 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	December 31, 2023
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$121,133	$-	$121,133
Obligations of states and political subdivisions	-	9,104	-	9,104
U.S. government treasury securities	-	49,845	-	49,845
U.S. government agency securities	-	29,357	-	29,357
Corporate obligations	-	68,128	2,975	71,103
Other debt securities	-	8,226	-	8,226
Total debt securities	$-	$285,793	$2,975	$288,768
Equity securities- financial services	29	-	-	29
Derivatives and hedging activities	-	13,401	-	13,401
Liabilities
Derivatives and hedging activities	$-	$8,413	$-	$8,413

	September 30, 2023
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$100,331	$-	$100,331
Obligations of states and political subdivisions	-	9,052	-	9,052
U.S. government treasury securities		123,580	-	123,580
U.S. government agency securities	-	28,952	-	28,952
Corporate obligations	-	62,885	2,836	65,721
Other debt securities	-	6,420	-	6,420
Total debt securities	$-	$331,220	$2,836	$334,056
Equity securities-financial services	32	-	-	32
Derivatives and hedging activities	-	19,662	-	19,662
Liabilities:
Derivatives and hedging activities	$-	$9,579	$-	$9,579

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three months ended December 31, 2023 and 2022 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	December 31, 2023	December 31, 2022
Beginning balance	$2,836	$7,374
Purchases, sales, issuances, settlements, net	-	-
Total unrealized (loss) gain:
Included in earnings	-	-
Included in other comprehensive (loss) income	139	(175)
Transfers in and/or out of Level III	-	-
	$2,975	$7,199

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheet as of December 31, 2023 and September 30, 2023 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	December 31, 2023
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,195	$3,195
Individually evaluated loans held for investment	-	-	9,808	9,808

	September 30, 2023
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,311	$3,311
Impaired loans	-	-	9,693	9,693

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
December 31, 2023
Individually evaluated loans held for investment	$9,808	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.7%)
Foreclosed real estate owned	3,195	Appraisal of collateral (1)	Appraisal adjustments (2)	10% (10.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2023
Impaired loans	$3,311	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	9,693	Appraisal of collateral (1)	Appraisal adjustments (2)	10 to 35% (10.2%)

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

Individually evaluated loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At December 31, 2023, 36 individually analyzed loans with a carrying value of $9.8 million were reduced by an ACL totaling $22,000 resulting in a net fair value of $9.8 million based on Level 3 inputs.

At September 30, 2023, 49 impaired loans with a carrying value of $9.7 million were reduced by a specific valuation totaling $42,000 resulting in a net fair value of $9.7 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheet at December 31, 2023 and September 30, 2023 by level within the fair value hierarchy:

	December 31, 2023
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$51,012	$-	$-	$-	$-
Loans receivable, net	1,704,728	-	-	1,575,236	1,575,236
Mortgage servicing rights	914	-	-	1,430	1,430
Financial liabilities:
Deposits	$1,590,218	$1,076,852	$-	$495,286	$1,572,138
Short term borrowings	361,500	—	—	365,684	365,684
Other borrowings	10,000			10,000	10,000

	September 30, 2023
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$52,242	$-	$42,090	$-	$42,090
Loans receivable, net	1,680,525	-	-	1,524,615	1,524,615
Mortgage servicing rights	874	-	-	1,470	1,470
Financial liabilities:
Deposits	$1,661,016	$1,157,045	$-	$499,101	$1,656,146
Short-term borrowings	374,652	-	-	364,291	364,291

11.
Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended December 31, 2023 and 2022 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2023	$66	$(17,525)	$7,966	$(9,493)
Other comprehensive (loss) income before reclassifications	-	6,229	(2,166)	4,063
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(1,856)	(1,856)
Period change	-	6,229	(4,022)	2,207
Balance at December 31, 2023	$66	$(11,296)	$3,944	$(7,286)
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)
Other comprehensive (loss) income before reclassifications	-	838	528	1,366
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	(1,449)	(1,449)
Period change	-	838	(921)	(83)
Balance at December 31, 2022	$(1,108)	$(13,041)	$11,172	$(2,977)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended December 31, 2023 and 2022 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Operations
	2023	2022
Derivatives and hedging activities:
Interest expense, effective portion	2,350	1,834	Interest expense
Related income tax expense	(494)	(385)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	1,856	1,449
Total reclassification for the period	$1,856	$1,449

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2023 and September 30, 2023 (in thousands).

Fair Values of Derivative Instruments
Asset Derivatives
	As of December 31, 2023		As of September 30, 2023
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$165,000	$6,696	$230,000	$10,086
Commercial Loans	85,569	6,705	86,265	9,576
Total	$250,569	$13,401	$316,265	$19,662

Fair Values of Derivative Instruments
Liability Derivatives
	As of December 31, 2023		As of September 30, 2023
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$115,000	$1,702	$-	$-
Commercial Loans	$116,612	$6,711	$117,516	$9,579
Total	$231,612	$8,413	$117,516	$9,579

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. As of December 31, 2023, the Company had twelve interest rate swaps with a notional principal amount of $280.0 million associated with the Company’s cash outflows associated with various FHLB advances and $202.2 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the three months ended December 31, 2023 and 2022.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended December 31, 2023, the Company had $2.4 million of gains, which resulted in a decrease to interest expense. During the three months ended December 31, 2022, the Company had $1.8 million of gains which resulted in a decrease to interest expense. During the next twelve months, the Company estimates that $5.8 million will be reclassified as a decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three months ended December 31, 2023 and 2022 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	(Gain) Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
Interest Rate Products	$(5,095)	$(1,166)	Interest expense	$2,350	$1,834
Total	$(5,095)	$(1,166)		$2,350	$1,834

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

As of December 31, 2023 and September 30, 2023, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2023 and September 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

13.
Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations. The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order. Plaintiffs sought permission to appeal from these and other related rulings but the court denied their request. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial. On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also seek to pursue this action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

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

Comparison of Financial Condition at December 31, 2023 and September 30, 2023

Total Assets. Total assets decreased by $67.8 million, or 3.0%, to $2.23 billion at December 31, 2023 from $2.3 billion at September 30, 2023 due primarily to decreases in total cash and cash equivalents and investment securities available for sale.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $38.2 million, or 44.8%, to $47.2 million at December 31, 2023 from $85.4 million at September 30, 2023.

Net Loans. Net loans increased $24.2 million, or 1.4%, to $1.70 billion at December 31, 2023 from $1.68 billion at September 30, 2023. During this period, residential loans decreased $1.3 million to $712.0 million due primarily to the sale of $4.6 million of residential mortgage loans, construction loans decreased $909,000 to $15.9 million, commercial real estate loans increased $29.1 million to $851.1 million, commercial loans decreased $7.7 million to $40.4 million, obligations of states and political subdivisions increased $1.4 million to $49.5 million, home equity loans and lines of credit increased $1.1 million to $49.3 million, auto loans decreased $231,000 to $292,000 reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $365,000 to $1.6 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $45.3 million, or 13.6%, to $288.8 million at December 31, 2023 from $334.1 million at September 30, 2023 due primarily to maturities of U.S. treasury securities.

Investment Securities Held to Maturity. Investment securities held to maturity decreased to $51.0 million at December 31, 2023 from $52.2 million at September 30, 2023. The Company carries some investment securities as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Foreclosed Real Estate. Foreclosed real estate decreased to $3.2 million at December 31, 2023 from $3.3 million at September 30, 2023. The Company has one commercial real estate property which it is actively marketing.

Deposits. Deposits decreased $70.8 million, or 4.3%, to $1.59 billion at December 31, 2023 from $1.66 billion at September 30, 2023. Decreases in interest bearing demand accounts of $57.9 million, savings and club accounts of $7.1 million and non-interest bearing demand accounts of $15.9 million was offset in part by increases in certificates of deposit of $9.4 million and money market accounts of $639,000. At December 31, 2023, uninsured deposits, including fully collateralized public deposits of $181.2 million, amounted to approximately 30.9% of total deposits.

Short-Term and Other Borrowings. Short-term borrowings decreased to $361.5 million at December 31, 2023 from $374.7 million at September 30, 2023. Other borrowings of terms over one year from the FHLB increased to $10.0 million at December 31, 2023.

Stockholders’ Equity. Stockholders’ equity increased by $1.0 million, or 0.46%, to $220.7 million at December 31, 2023 from $219.7 million at September 30, 2023. The increase in stockholders’ equity was primarily due to net income of $4.3 million, other comprehensive income of $2.2 million and a $530,000 cumulative effect adjustment due to the adoption of ASU 2016-13 which was partially offset by regular cash dividends of $0.15 per share which reduced stockholders’ equity by $1.5 million and purchases of treasury stock of $5.1 million.

Average Balance Sheets for the Three Months Ended December 31, 2023 and 2022

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,706,957	$21,414	4.99%	$1,484,083	$16,085	4.30%
Investment securities
Taxable(2)	198,825	2,584	5.17%	91,437	926	4.02%
Exempt from federal income tax(2)(3)	1,830	11	3.03%	1,831	11	3.02%
Total investment securities	200,655	2,595	5.15%	93,268	937	4.00%
Mortgage-backed securities	166,359	1,303	3.12%	169,938	1,165	2.72%
Federal Home Loan Bank stock	17,853	377	8.40%	16,108	320	7.88%
Other	29,674	401	5.38%	13,185	112	3.37%
Total interest-earning assets	2,121,498	26,090	4.89%	1,776,582	18,619	4.16%
Allowance for credit losses	(18,644)			(18,587)
Noninterest-earning assets	133,758			134,151
Total assets	$2,236,612			$1,892,146
Interest-bearing liabilities:
NOW accounts	$316,354	$473	0.59%	$346,146	$148	0.17%
Money market accounts	363,083	2,023	2.22%	387,640	1,043	1.07%
Savings and club accounts	158,937	24	0.06%	190,436	25	0.05%
Certificates of deposit	525,141	5,942	4.50%	165,974	785	1.88%
Borrowed funds	357,794	2,764	3.07%	278,476	958	1.36%
Total interest-bearing liabilities	1,721,309	11,226	2.59%	1,368,672	2,959	0.86%
Non-interest-bearing NOW accounts	255,452			270,190
Non-interest-bearing liabilities	40,227			38,138
Total liabilities	2,016,988			1,677,000
Equity	219,624			215,146
Total liabilities and equity	$2,236,612			$1,892,146
Net interest income		$14,864			$15,660
Interest rate spread			2.30%			3.30%
Net interest-earning assets	$400,189			$407,910
Net interest margin(4)			2.79%			3.50%
Average interest-earning assets to average interest-bearing liabilities		123.25%			129.80%

_____________________

(1)
Non-accruing loans are included in the outstanding loan balances.
(2)
Available for sale securities are reported at fair value.
(3)
Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three ended December 31, 2023 and 2022.
(4)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

Net Income. Net income decreased $529,000, or 10.9%, to $4.3 million for the three months ended December 31, 2023 compared to net income of $4.9 million for the comparable period in 2022. The decrease was primarily due to increases in non-interest expense and a decrease in net interest income partially offset by increases in non-interest income and a decrease in the provision for credit losses and the income tax provision.

Net Interest Income. Net interest income decreased $796,000, or 5.1%, to $14.9 million for the three months ended December 31, 2023 compared to $15.7 million for the comparable period in 2022.

Interest Income. Total interest income was $26.1 million for the three months ended December 31, 2023 compared with $18.6 million for the three months ended December 31, 2022 reflecting increases in interest rates and total yield on average interest earning assets from 4.16% for the three months ended December 31, 2022 to 4.89% for the three months ended December 31, 2023. An increase of $344.9 million in average interest earning assets also contributed to the increase in interest income.

Interest Expense. Interest expense was $11.2 million for the quarter ended December 31, 2023 compared to $3.0 million for the same period in 2023. The cost of interest-bearing liabilities increased to 2.59% for the quarter ended December 31, 2023 from 0.86% for the comparable period in 2022, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities increased $352.6 million year-over-year.

Provision for Credit Losses. For the three months ended December 31, 2023, the provision for credit losses decreased $547,000, compared the three months ended December 31, 2022. On October 1, 2023 we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in a decrease to the allowance for credit losses of $2.8 million. For the three months ended December 31, 2023, we recorded a release of the allowance for credit losses of $397,000 which was made up of a release of $340,000 for loans and $57,000 for off balance sheet credit exposure. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended December 31, 2023. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for Credit Losses” below and Note 6 - Loans Receivable, Net of Allowance For Credit Losses on Loans to the unaudited consolidated financial statements. The allowance for credit losses was $15.4 million, or 0.90% of loans outstanding, at December 31, 2023, compared to $18.5 million, or 1.09% of loans outstanding, at September 30, 2023.

Non-interest Income. Noninterest income increased 2.4% to $2.0 million for the three months ended December 31, 2023, compared with $1.9 million for the three months ended December 31, 2022. Increases in gain on sale of loans net of $118,000 were partially offset by decreases in service charges and fees on deposit accounts of $103,000 for the quarter ended December 31, 2023 compared with the comparable period in 2022.

Non-interest Expense. Noninterest expense increased $423,000, or 3.7%, to $11.9 million for the three months ended December 31, 2022 compared with the comparable period a year earlier primarily reflecting increases in occupancy and equipment of $183,000, data processing of $163,000, Federal Deposit Insurance Corporation premiums of $192,000 and gain on foreclosed real estate of $100,000, partially offset by decreases in professional fees of $218,000 and advertising of $50,000.

Income Taxes. Income tax expense decreased $97,000 to $1.0 million for the three months ended December 31, 2023 from the comparable 2022 period. The effective tax rate for the three months ended December 31, 2023 was 19.2% compared to 18.8% for the 2022 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	December 31, 2023	September 30, 2023
Non-performing assets:
Non-accruing loans	$11,004	$11,061
Loans 90+ days delinquent and accruing interest	-	-
Total non-performing loans	11,004	11,061
Foreclosed real estate	3,195	3,311
Total non-performing assets	$14,199	$14,372
Ratio of non-performing loans to total loans	0.64%	0.65%
Ratio of non-performing loans to total assets	0.49%	0.48%
Ratio of non-performing assets to total assets	0.64%	0.63%
Ratio of allowance for credit losses to total loans	0.90%	1.09%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $173,000 from September 30, 2023 to December 31, 2023. The $11.0 million of non-accruing loans at December 31, 2023 included 19 residential loans with an aggregate outstanding balance of $2.6 million, 21 commercial and commercial real estate loans with aggregate outstanding balances of $8.3 million and 5 consumer loans with aggregate balances of $84,000. Within the residential loan balance were $509,000 of loans past due less than 90 days. In the quarter ended December 31, 2023, the Company identified four residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $116,000 to $3.2 million at December 31, 2023. Foreclosed real estate consists of one commercial property.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2023, $47.2 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of December 31, 2023, we had $311.5 million of borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $888.8 million. The Company also has a fully secured $60.0 million borrowing from the Federal Reserve Bank of Philadelphia.

At December 31, 2023, we had $266.3 million in loan commitments outstanding, which included, in part, $115.5 million in undisbursed construction loans and land development loans, $54.1 million in unused home equity lines of credit, $81.7 million in commercial lines of credit and commitments to originate commercial loans, $13.4 million in performance standby letters of credit and $1.5 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2023 totaled $423.8 million, or 82.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2024. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $6.7 million and $3.1 million for the three months ended December 31, 2023 and 2022, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was $32.0 million and $(66.1) million for the three months ended December 31, 2023 and 2022, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash (used for) provided by financing activities of $(77.0) million and $63.8 million for the three months ended December 31, 2023 and 2022, respectively.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Credit Losses.

The following discussion is regarding the critical accounting estimates related to the application of CECL, which was adopted on October 1, 2023.

The allowance for credit losses (ACL) represents an amount which, in management’s judgment, is adequate to absorb expected credit losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics ot the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.

Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the ACL is reviewed quarterly by management.

Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes in the interest rate environment which may directly impact prepayment and curtailment rate assumption, and changes in the financial condition of the borrowers.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2023.

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

Changes in Internal Controls

During the three months ended December 31, 2023, the Corporation implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes in ESSA’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, ESSA’s internal control over financial reporting during the three months ended December 31, 2023.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order. Plaintiffs sought permission to appeal from these and other related rulings but the court denied their request. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission on December 14, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Company Purchases of Common Stock
Month Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
October 31, 2023	-	$-	-	-
November 30, 2023	212,651	$16.45	212,651	-
December 31, 2023	90,958	$17.19	90,958	179,336
Total	303,609	$16.67	303,609

(1) On June 6, 2022 the Company announced the authorization of a ninth repurchase program for up to 500,000 shares of its common stock. This program has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ESSA BANCORP, INC.

Date: February 13, 2024	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 13, 2024	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer