Form 10-Q
period 2024-03-31
ESSA Bancorp, Inc.
filed 2024-05-13
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 09, 2024, there were 10,131,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	September 30,
	2024	2023
	(dollars in thousands)
ASSETS
Cash and due from banks	$68,735	$39,008
Interest-bearing deposits with other institutions	10,454	46,394
Total cash and cash equivalents	79,189	85,402
Investment securities available for sale, at fair value (net of allowance for credit losses of $0)	215,321	334,056
Investment securities held to maturity, at amortized cost net of allowance for credit losses of $0	49,923	52,242
Loans held for sale	749	250
Loans receivable (net of allowance for credit losses of $15,416 and $18,525)	1,708,221	1,680,525
Regulatory stock, at cost	21,493	17,890
Premises and equipment, net	11,479	12,913
Bank-owned life insurance	39,458	39,026
Foreclosed real estate	3,195	3,311
Intangible assets, net	—	91
Goodwill	13,801	13,801
Deferred income taxes	6,081	6,877
Derivative and hedging assets	13,414	19,662
Other assets	28,778	27,200
TOTAL ASSETS	$2,191,102	$2,293,246
LIABILITIES
Deposits	$1,446,305	$1,661,016
Short-term borrowings	467,917	374,652
Other borrowings	10,000	-
Advances by borrowers for taxes and insurance	12,780	6,550
Derivative and hedging liabilities	7,789	9,579
Other liabilities	22,771	21,741
TOTAL LIABILITIES	1,967,562	2,073,538
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,131,521 and 10,394,689 outstanding at March 31, 2024 and September 30, 2023, respectively)	181	181
Additional paid in capital	182,696	182,681
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(5,783)	(6,009)
Retained earnings	158,334	151,856
Treasury stock, at cost; 8,001,574 and 7,738,406 shares outstanding at March 31, 2024 and September 30, 2023, respectively	(104,050)	(99,508)
Accumulated other comprehensive loss	(7,838)	(9,493)
TOTAL STOCKHOLDERS’ EQUITY	223,540	219,708
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,191,102	$2,293,246

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$21,724	$17,504	$43,138	$33,589
Investment securities:
Taxable	2,750	2,096	6,637	4,187
Exempt from federal income tax	10	10	21	21
Other investment income	1,166	444	1,944	876
Total interest income	25,650	20,054	51,740	38,673
INTEREST EXPENSE
Deposits	7,590	3,817	16,052	5,818
Short-term borrowings	3,064	1,127	5,720	2,085
Other borrowings	142	-	250	-
Total interest expense	10,796	4,944	22,022	7,903
NET INTEREST INCOME	14,854	15,110	29,718	30,770
(Release of) provision for credit losses	(496)	150	(893)	300
NET INTEREST INCOME AFTER (RELEASE OF) PROVISION FOR CREDIT LOSSES	15,350	14,960	30,611	30,470
NONINTEREST INCOME
Service fees on deposit accounts	674	762	1,370	1,561
Services charges and fees on loans	295	330	625	697
Loan swap fees	74	136	74	138
Unrealized loss on equity securities, net	(2)	(5)	(5)	(3)
Trust and investment fees	418	403	811	805
Gain on sale of loans, net	58	58	176	58
Earnings on bank-owned life insurance	220	195	432	386
Insurance commissions	134	168	262	314
Other	133	22	220	28
Total noninterest income	2,004	2,069	3,965	3,984
NONINTEREST EXPENSE
Compensation and employee benefits	6,673	6,792	13,419	13,532
Occupancy and equipment	1,228	1,109	2,457	2,155
Professional fees	1,039	1,115	2,064	2,358
Data processing	1,360	1,222	2,702	2,401
Advertising	239	168	375	354
Federal Deposit Insurance Corporation (FDIC) premiums	475	180	855	368
Foreclosed real estate	-	-	101	(3)
Amortization of intangible assets	44	48	91	95
Other	656	658	1,507	1,466
Total noninterest expense	11,714	11,292	23,571	22,726
Income before income taxes	5,640	5,737	11,005	11,728
Income taxes	1,078	1,052	2,106	2,177
NET INCOME	$4,562	$4,685	$8,899	$9,551
Earnings per share
Basic	$0.48	$0.48	$0.93	$0.98
Diluted	$0.48	$0.48	$0.93	$0.98
Dividends per share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
	(dollars in thousands)
Net income	$4,562	$4,685	$8,899	$9,551
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (gains) losses	(1,332)	1,616	6,553	2,677
Tax effect	280	(339)	(1,376)	(562)
Net of tax amount	(1,052)	1,277	5,177	2,115
Derivative and hedging activities adjustments:
Changes in unrealized holding gains (losses) on derivatives included in net income	3,005	(475)	260	193
Tax effect	(634)	101	(55)	(40)
Reclassification adjustment for gains (losses) on derivatives included in net income	(2,368)	(2,293)	(4,718)	(4,127)
Tax effect	497	483	991	869
Net of tax amount	500	(2,184)	(3,522)	(3,105)
Total other comprehensive (loss) income	(552)	(907)	1,655	(990)
Comprehensive income	$4,010	$3,778	$10,554	$8,561

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2022	10,371,022	$181	$182,173	$(6,462)	$139,139	$(99,800)	$(2,894)	$212,337
Net Income					9,551			9,551
Other comprehensive loss							(990)	(990)
Cash dividends declared ($0.30 per share)					(2,928)			(2,928)
Stock based compensation			386					386
Allocation of ESOP stock			221	226				447
Allocation of treasury shares to incentive plan	31,515		(403)			399		(4)
Balance, March 31, 2023	10,402,537	$181	$182,377	$(6,236)	$145,762	$(99,401)	$(3,884)	$218,799

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2023	10,394,689	$181	$182,681	$(6,009)	$151,856	$(99,508)	$(9,493)	$219,708
Net income					8,899			8,899
Other comprehensive income							1,655	1,655
Cash dividends declared ($0.30 per share)					(2,951)			(2,951)
Cumulative effect of adoption of ASU 2016-13					530			530
Stock based compensation			385					385
Allocation of ESOP stock			151	226				377
Allocation of treasury shares to incentive plan	40,441		(521)			521		—
Purchase of treasury stock	(303,609)					(5,063)		(5,063)
Balance, March 31, 2024	10,131,521	$181	$182,696	$(5,783)	$158,334	$(104,050)	$(7,838)	$223,540

See accompanying notes to the unaudited consolidated financial statements.

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Income	Equity
	(dollars in thousands except share data)
Balance, December 31, 2022	10,401,870	$181	$182,182	$(6,349)	$142,542	$(99,401)	$(2,977)	$216,178
Net income					4,685			4,685
Other comprehensive loss							(907)	(907)
Cash dividends declared ($0.15 per share)					(1,465)			(1,465)
Stock based compensation			91					91
Allocation of ESOP stock			104	113				217
Allocation of treasury shares to incentive plan	667							—
Balance, March 31, 2023	10,402,537	$181	$182,377	$(6,236)	$145,762	$(99,401)	$(3,884)	$218,799

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, December 31, 2023	10,131,521	$181	$182,528	$(5,896)	$155,247	$(104,050)	$(7,286)	$220,724
Net income					4,562			4,562
Other comprehensive loss							(552)	(552)
Cash dividends declared ($0.15 per share)					(1,475)			(1,475)
Stock based compensation			92					92
Allocation of ESOP stock			76	113				189
Balance, March 31, 2024	10,131,521	$181	$182,696	$(5,783)	$158,334	$(104,050)	$(7,838)	$223,540

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2024	2023
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$8,899	$9,551
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses	(893)	300
Provision for depreciation and amortization	562	555
(Amortization) and accretion of discounts and premiums, net	(2,021)	46
Unrealized loss on equity securities	5	3
Gain on sale of loans, net	(176)	(58)
Origination of residential real estate loans for sale	(8,991)	(3,386)
Proceeds on sale of residential real estate loans	8,668	3,444
Compensation expense on ESOP	377	447
Amortization of right-of-use asset	449	436
Stock based compensation	385	386
Increase in accrued interest receivable	(613)	(2,711)
Increase in accrued interest payable	869	919
Earnings on bank-owned life insurance	(432)	(386)
Deferred federal income taxes	356	306
Increase in accrued pension	(179)	(156)
Loss (gain) on foreclosed real estate, net	101	(3)
Amortization of intangible assets	91	95
Other, net	(501)	(826)
Net cash provided by operating activities	6,956	8,962
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	161,093	9,742
Purchases	(34,016)	(2,000)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,307	2,381
Increase in loans receivable, net	(25,888)	(137,154)
Redemption of regulatory stock	10,530	13,534
Purchase of regulatory stock	(14,133)	(16,224)
Proceeds from sale of foreclosed real estate	15	32
(Disposal) Purchase of premises, equipment and software, net	153	(658)
Net cash provided by (used for) investing activities	100,061	(130,347)
FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(214,711)	49,276
Net increase in short-term borrowings	93,265	70,668
Proceeds from other borrowings	10,000	-
Purchase of common stock	(5,063)	-
Increase in advances by borrowers for taxes and insurance	6,230	973
Dividends on common stock	(2,951)	(2,928)
Net cash (used for) provided by financing activities	(113,230)	117,989
Decrease in cash and cash equivalents	(6,213)	(3,396)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	85,402	27,937
CASH AND CASH EQUIVALENTS AT END OF YEAR	$79,189	$24,541
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$21,154	$6,984
Income taxes	$2,310	$2,150
Noncash items:
Transfers from loans to foreclosed real estate	-	3,546
Unrealized holding gains	6,553	2,677

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.

2.
Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(8,001,574)	(7,730,573)	(7,931,665)	(7,732,689)
Average unearned ESOP shares	(592,281)	(637,547)	(597,970)	(643,266)
Average unearned non-vested shares	(25,584)	(47,031)	(27,730)	(49,803)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,513,656	9,717,944	9,575,730	9,707,337
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	142	2,674	—	3,358
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,513,798	9,720,618	9,575,730	9,710,695

At March 31, 2024 and March 31, 2023 there were no shares of nonvested stock outstanding that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718), amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. The FASB does not expect these updates to have a significant effect on current accounting practice. That is because in most cases the amendments to the Codification remove references to Concept Statements that are extraneous and not required to understand or apply the guidance. However, the FASB has provided transition guidance if applying the updated guidance results in accounting changes for some entities. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. This Update is not expected to have a significant impact on the Company’s financial statements.

5.
Investment Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of investment securities are summarized as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale
Fannie Mae	$59,238	$213	$(4,287)	$-	$55,164
Freddie Mac	54,016	30	(3,501)	-	50,545
Governmental National Mortgage Association	17,194	38	(515)	-	16,717
Total mortgage-backed securities	130,448	281	(8,303)	-	122,426
Obligations of states and political subdivisions	9,573	-	(499)	-	9,074
U.S. government agency securities	6,578	-	(68)	-	6,510
Corporate obligations	75,950	33	(6,535)	-	69,448
Other debt securities	8,406	25	(568)	-	7,863
Total	$230,955	$339	$(15,973)	$-	$215,321

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity
Fannie Mae	$26,303	$-	$(4,014)	$22,289	$-
Freddie Mac	21,172	-	(3,367)	17,805	-
Total mortgage-backed securities	47,475	-	(7,381)	40,094	-
U.S. government agency securities	2,448	-	(403)	2,045	-
Total	$49,923	$-	$(7,784)	$42,139	$-

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$55,878	$-	$(6,418)	$49,460
Freddie Mac	49,833	1	(5,552)	44,282
Governmental National Mortgage Association securities	6,986	-	(397)	6,589
Total mortgage-backed securities	112,697	1	(12,367)	100,331
Obligations of states and political subdivisions	9,794	-	(742)	9,052
U.S. government treasury securities	123,562	19	(1)	123,580
U.S. government agency securities	29,089	-	(137)	28,952
Corporate obligations	73,962	-	(8,241)	65,721
Other debt securities	7,139	-	(719)	6,420
Total	$356,243	$20	$(22,207)	$334,056

Held to maturity
Fannie Mae	$27,652	$-	$(5,217)	$22,435
Freddie Mac	22,145	-	(4,424)	17,721
Total	49,797	-	(9,641)	40,156
U.S. government agency securities	2,445	-	(511)	1,934
Total	$52,242	$-	$(10,152)	$42,090

The amortized cost and fair value of debt securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,030	$4,987	$—	$—
Due after one year through five years	37,825	36,192	—	—
Due after five years through ten years	69,246	62,594	6,606	5,782
Due after ten years	118,854	111,548	43,317	36,357
Total	$230,955	$215,321	$49,923	$42,139

For the three and six months ended March 31, 2024 and 2023, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the gross unrealized losses and fair value of the Company's investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and September 30, 2023 (dollars in thousands):

	March 31, 2024
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	77	$5,032	$(24)	$65,743	$(8,277)	$70,775	$(8,301)
Freddie Mac	66	7,090	(77)	58,233	(6,791)	65,323	(6,868)
Governmental National Mortgage Association	18	8,370	(135)	4,152	(380)	12,522	(515)
U.S. government agency securities	4	2,074	(4)	6,481	(467)	8,555	(471)
Obligations of states and political subdivisions	10			9,074	(499)	9,074	(499)
Corporate obligations	83	2,621	(236)	61,484	(6,299)	64,105	(6,535)
Other debt securities	17	375	-	5,539	(568)	5,914	(568)
Total	275	$25,562	$(476)	$210,706	$(23,281)	$236,268	$(23,757)

	September 30, 2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	77	$5,675	$(196)	$66,220	$(11,439)	$71,895	$(11,635)
Freddie Mac	63	3,828	(159)	57,168	(9,817)	60,996	(9,976)
Governmental National Mortgage Association securities	14	2,151	(51)	4,438	(346)	6,589	(397)
Obligations of states and political subdivisions	11	-	-	9,052	(742)	9,052	(742)
U.S. government treasury securities	1	24,705	(1)	-	-	24,705	(1)
U.S. government agency securities	4	24,582	(6)	6,304	(642)	30,886	(648)
Corporate obligations	87	6,045	(273)	59,677	(7,968)	65,722	(8,241)
Other debt securities	17	395	-	6,025	(719)	6,420	(719)
Total	274	$67,381	$(686)	$208,884	$(31,673)	$276,265	$(32,359)

At March 31, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $194.2 million, including unrealized losses of $16.0 million. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at March 31, 2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At March 31, 2024, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $42.1 million, including unrealized losses of $7.8 million. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended March 31, 2024 or other-than-temporary impairment charges during 2023. Accrued interest receivable on held-to-maturity debt securities totaled $67,000 at March 31, 2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at March 31, 2024 all securities in the held-to-maturity classification are U.S. government agency and US government mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. government agency and mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. government agency and mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, Aaa from Moody’s Investor Services, and AAA from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that there is no prepayment risk and it is expected to recover the recorded investment. The Company has the intent and ability to hold the securities to maturity.

6.
Loans Receivable, Net and Allowance for Credit Losses on Loans

Loans receivable consist of the following (in thousands):

	March 31, 2024	September 30, 2023
Real estate loans:
Residential	$710,272	$713,326
Construction	15,949	16,768
Commercial	856,096	821,958
Commercial	41,033	48,143
Obligations of states and political subdivisions	49,007	48,118
Home equity loans and lines of credit	49,594	48,212
Auto loans	145	523
Other	1,541	2,002
	1,723,637	1,699,050
Less allowance for credit losses	15,416	18,525
Net loans	$1,708,221	$1,680,525

The following table shows the amount of loans in each category that were individually and collectively evaluated for credit loss at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss
March 31, 2024
Real estate loans:
Residential	$710,272	$1,318	$708,954
Construction	15,949	-	15,949
Commercial	856,096	6,397	849,699
Commercial	41,033	926	40,107
Obligations of states and political subdivisions	49,007	-	49,007
Home equity loans and lines of credit	49,594	23	49,571
Auto loans	145	7	138
Other	1,541	-	1,541
Total	$1,723,637	$8,671	$1,714,966

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

The following tables represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the periods that the impaired loans were impaired under ASC 310 (in thousands):

	For the Three Months Ended March 31,
	2023	2023
	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,156	$1
Construction	-	-
Commercial	7,310	1
Commercial	369	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	33	-
Auto loans	4	-
Other	5	-
Total	8,877	2
With an allowance recorded:
Real estate loans
Residential	102	-
Construction	-	-
Commercial	3,393	-
Commercial	552	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	-	-
Auto loans	-	-
Other	-	-
Total	4,047	-
Total:
Real estate loans
Residential	1,258	1
Construction	-	-
Commercial	10,703	1
Commercial	921	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	33	-
Auto loans	4	-
Other	5	-
Total Impaired Loans	$12,924	$2

	For the Six Months Ended March 31,
	2023	2023
	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,186	$2
Construction	-	-
Commercial	8,937	1
Commercial	534	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	34	-
Auto loans	5	-
Other	5	-
Total	10,701	3
With an allowance recorded:
Real estate loans
Residential	102	-
Construction	-	-
Commercial	2,481	-
Commercial	392	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	-	-
Auto loans	-	-
Other	-	-
Total	2,975	-
Total:
Real estate loans
Residential	1,288	2
Construction	-	-
Commercial	11,418	1
Commercial	926	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	34	-
Auto loans	5	-
Other	5	-
Total Impaired Loans	$13,676	$3

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

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$37,840	$84,923	$132,921	$128,636	$76,969	$189,218	$192,683	$-	$843,190
Special Mention	-	-	-	-	2,283	64	-	-	2,347
Substandard	-	-	-	774	-	9,785	-	-	10,559
Doubtful	-	-	-	-	-	-	-	-	-
Total	$37,840	$84,923	$132,921	$129,410	$79,252	$199,067	$192,683	$-	$856,096

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$15	$-	$-	$-	$-	$15

Commercial
Risk Rating
Pass	$3,069	$12,108	$4,590	$2,254	$4,996	$10,103	$1,610	$-	$38,730
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	512	292	1,499	-	-	2,303
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,069	$12,108	$4,590	$2,766	$5,288	$11,602	$1,610	$-	$41,033

Commercial
Current period gross charge-offs	$-	$-	$-	$23	$-	$-	$-	$-	$23

Obligations of states and political subdivisions
Risk Rating
Pass	$2,359	$4,629	$8,880	$7,808	$16,931	$-	$8,400	$-	$49,007
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,359	$4,629	$8,880	$7,808	$16,931	$-	$8,400	$-	$49,007

Obligations of states and political subdivisions
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total

Pass	$43,268	$101,660	$146,391	$138,698	$98,896	$199,321	$202,693	$-	$930,927
Special Mention	-	-	-	-	2,283	64	-	-	2,347
Substandard	-	-	-	1,286	292	11,284	-	-	12,862
Doubtful	-	-	-	-	-	-	-	-	-
Total	$43,268	$101,660	$146,391	$139,984	$101,471	$210,669	$202,693	$-	$946,136

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

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity under ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$13,673	$96,261	$151,974	$137,158	$105,190	$203,570	$-	$-	$707,826
Nonperforming	-	202	-	-	-	2,244	-	-	2,446
Total	$13,673	$96,463	$151,974	$137,158	$105,190	$205,814	$-	$-	$710,272

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$2,615	$11,126	$2,208	$-	$-	$-	$-	$-	$15,949
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$2,615	$11,126	$2,208	$-	$-	$-	$-	$-	$15,949

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity loans and lines of credit					-
Payment Performance
Performing	$2,693	$11,378	$7,612	$1,984	$1,599	$3,213	$19,984	$1,087	$49,550
Nonperforming	-	-	-	-	-	43	-	-	43
Total	$2,693	$11,378	$7,612	$1,984	$1,599	$3,256	$19,984	$1,087	$49,593

Home equity loans and lines of credit
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto					-
Payment Performance
Performing	$-	$-		$-	$-	$138	$-	$-	$138
Nonperforming	-	-	-	-	-	7	-	-	7
Total	$-	$-	$-	$-	$-	$145	$-	$-	$145

Auto
Current period gross charge-offs	$-	$-	$-	$-	$-	$6	$-	$-	$6

Other					-
Payment Performance
Performing	$219	$483	$217	$126	$44	$25	$400	$-	$1,514
Nonperforming	-	-	-	-	-	27	-	-	27
Total	$219	$483	$217	$126	$44	$52	$400	$-	$1,541

Other
Current period gross charge-offs	$-	$-	$-	$-	$-	$10	$-	$-	$10

Total
Payment Performance
Performing	$19,200	$119,248	$162,011	$139,268	$106,833	$206,946	$20,384	$1,087	$774,977
Nonperforming	-	202	-	-	-	2,321	-	-	2,523
Total	$19,200	$119,450	$162,011	$139,268	$106,833	$209,267	$20,384	$1,087	$777,500

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

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2024 and September 30, 2023 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
March 31, 2024
Real estate loans:
Residential	$706,000	$2,120	$277	$1,875	$4,272	$710,272
Construction	15,949	-	-	-	-	15,949
Commercial	854,098	161	159	1,678	1,998	856,096
Commercial	40,228	-	592	213	805	41,033
Obligations of states and political subdivisions	49,007	-	-	-	-	49,007
Home equity loans and lines of credit	49,573	-	-	21	21	49,594
Auto loans	136	2	7	-	9	145
Other	1,516	-	25	-	25	1,541
Total	$1,716,507	$2,283	$1,060	$3,787	$7,130	$1,723,637

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2023
Real estate loans:
Residential	$710,290	$792	$199	$2,045	$3,036	$713,326
Construction	16,768	-	-	-	-	16,768
Commercial	820,853	240	-	865	1,105	821,958
Commercial	47,893	-	-	250	250	48,143
Obligations of states and political subdivisions	48,118	-	-	-	-	48,118
Home equity loans and lines of credit	48,191	-	-	21	21	48,212
Auto loans	485	37	1	-	38	523
Other	1,959	10	33	-	43	2,002
Total	$1,694,557	$1,079	$233	$3,181	$4,493	$1,699,050

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing interest as of March 31, 2024 (in thousands):

	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past due over 90 days and still Accruing	Total nonperforming
March 31, 2024
Real estate loans:
Residential	$2,350	$96	$2,446	$-	$2,446
Construction	-	-	-	-	-
Commercial	7,307	-	7,307	-	7,307
Commercial	638	292	930	-	930
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	43	-	43	-	43
Auto loans	7	-	7	-	7
Other	27	-	27	-	27
Total	$10,372	$388	$10,760	$-	$10,760

The following table presents nonaccrual loans as of September 30, 2023 under ASC 310 (in thousands):

Non-Accrual Loans	September 30, 2023
Real estate loans:
Residential	$2,569
Construction	-
Commercial	7,763
Commercial	652
Obligations of states and political subdivisions	-
Home equity loans and lines of credit	47
Auto loans	-
Other	30
Total	$11,061

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

We maintain a credit review system, which allows for a periodic review of our loan portfolio and the early identification of potential non performing loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General credit loss allowances are based upon a combination of factors including, but not limited to, actual credit loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future credit provisions may be necessary, based on changing economic conditions. Payments received on non performing loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for credit losses as of March 31, 2024 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the allowance for credit losses during the three and six months ended March 31, 2024 and 2023 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of	Auto	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Loans	Unallocated	Total
Beginning balance at December 31, 2023	$4,889	$431	$8,377	$690	$276	$746	$3	$18	$-	$15,430
Charge-offs	-	-	(15)	(22)	-	-	(6)	-	-	(43)
Recoveries	1	-	37	-	-	1	1	-	-	40
Provision	63	(98)	(368)	375	2	13	4	(2)	-	(11)
Ending balance at March 31, 2024	$4,953	$333	$8,031	$1,043	$278	$760	$2	$16	$-	$15,416

ALL balance at December 31, 2022	$5,286	$328	$11,194	$1,048	$275	$372	$14	$22	$202	$18,741
Charge-offs	-	-	(593)	-	-	-	(6)	-	-	(599)
Recoveries	-	-	-	-	-	1	22	-	-	23
Provision	(416)	-	415	137	(32)	(37)	(22)	-	105	150
ALL balance at March 31, 2023	$4,870	$328	$11,016	$1,185	$243	$336	$8	$22	$307	$18,315

ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525
Impact or adopting ASC 326	503	254	(3,729)	(292)	129	423	2	(4)	(41)	(2,755)
Charge-offs	-	-	(15)	(22)	-	-	(6)	(10)	-	(53)
Recoveries	1	-	37	-	-	4	8	-	-	50
Provision	(448)	(104)	(245)	416	39	(13)	(4)	8	-	(351)
ALL balance at March 31, 2024	$4,953	$333	$8,031	$1,043	$278	$760	$2	$16	$-	$15,416

ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Charge-offs	—	-	(593)	-	-	-	(27)	-	-	(620)
Recoveries	2	-	1	-	-	52	52	-	-	107
Provision	(254)	9	854	487	(40)	(77)	(39)	-	(640)	300
ALL balance at March 31, 2023	$4,870	$328	$11,016	$1,185	$243	$336	$8	$22	$307	$18,315

During the three months ended March 31, 2024, the Company recorded release of allowance for credit losses for residential real estate loans, construction real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. The Company recorded credit provision expense for the commercial real estate loans, commercial loans segments, and other loans due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments

During the three months ended March 31, 2023, the Company recorded provision expense for the commercial real estate loans and commercial loans segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

During the six months ended March 31, 2024, the Company recorded provision expense for the obligations of states and political subdivisions, other loans and commercial loans segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate loans, construction real estate loans, commercial real estate loans, home equity loans and lines of credit and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

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

The following table summarizes the amount of loans in each segments that were individually and collectively evaluated for credit loss as of March 31, 2024 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for Credit Loss	$5	$-	$-	$292	$-	$-	$-	$-	$-	$297
Collectively evaluated for Credit Loss	4,948	333	8,031	751	278	760	2	16	-	15,119
Ending balance at March 31, 2024	$4,953	$333	$8,031	$1,043	$278	$760	$2	$16	$-	$15,416

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2023 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$7	$-	$35	$-	$-	$-	$-	$-	$-	$42
Collectively evaluated for impairment	4,890	183	11,948	941	110	346	2	22	41	18,483
ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment at March 31, 2024 (in thousands):

	Real Estate	Business Assets	Other
March 31, 2024
Real estate loans:
Residential	$1,318
Construction	-
Commercial	6,397
Commercial	-	926
Obligations of states and political subdivisions	-
Home equity loans and lines of credit	23
Auto loans	-		7
Other	-		-
Total	$7,738	$926	$7

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Combination - Term Extension and Interest Rate Reduction

	Amortized Cost Basis		% of Total Class of
	at March 31, 2024		Financing Receivable

Real estate loans:
Residential		$71	0.01%

Total	S	71

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty under ASC 326 during the six months ended March 31, 2024:

Combination - Term Extension and Interest Rate Reduction

Loan Type	Financial Effect
Real estate loans:
Residential	Reduced weighted-average contractual interest rate form 7.25% to 5%. Extended term for 360 months. Only one loan was modified.

The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 6 months under ASC 326 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total
	Current	Past Due	Past Due	Past Due	Past Due
March 31, 2024
Real estate loans:
Residential	$71	$-	$-	$-	$71
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto loans	-	-	-	-	-
Other	-	-	-	-	-
Total	$71	$-	$-	$-	$71

On October 1, 2023, the Bank adopted ASU 2022-02 on a modified retrospective basis. ASU 2022-02 eliminates the TDR accounting model, and requires that the Bank evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the TDRs were evaluated and included in the CECL loan segment pools if the loans shared similar risk characteristics to other loans in the pool or remained with individually evaluated loans for which the ACL was measured using the collateral-dependent or discounted cash flow method. The following table presents the most comparable required information for the prior period for impaired loans that were TDRs, with the recorded investment at March 31, 2023:

There were no troubled debt restructurings granted during the three months ended March 31, 2023 under ASC 310

The following is a summary of troubled debt restructuring granted during the six months ended March 31, 2023 under ASC 310(dollars in thousands):

For the Six Months Ended March 31, 2024
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$51	$54
Construction	—	—	—
Commercial	—	—	—
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	1	$51	$54

For the three and six months ended March 31, 2023, no loans defaulted on a modification agreement within one year of modification.

7.
Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2024	September 30, 2023
Non-interest bearing demand accounts	$266,367	$280,473
Interest bearing demand accounts	276,534	346,458
Money market accounts	302,534	366,866
Savings and club accounts	156,822	163,248
Certificates of deposit	444,048	503,971
Total	$1,446,305	$1,661,016

8.
Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost (income) for the three and six months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Service Cost	$-	$-	$-	$-
Interest Cost	173	164	344	328
Expected return on plan assets	(262)	(242)	(523)	(484)
Partial settlement	-	-	—	-
Amortization of net loss from earlier periods	-	-	—	—
Net periodic benefit income	$(89)	$(78)	$(179)	$(156)

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

The Company replaced the 2016 Equity Incentive Plan with the ESSA Bancorp, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) which was approved by shareholders on March 7, 2024. The 2024 Plan provides for a total of 200,000 shares of common stock for issuance upon the grant or exercise of awards. The 2024 Plan allows for the granting of restricted stock, restricted stock units, ISO’s and NSO’s.

The Company classifies share-based compensation for employees and outside directors within “Compensation and employee benefits” in the Consolidated Statement of Operations to correspond with the same line item as compensation paid.

Restricted stock shares outstanding at March 31, 2024 vest over periods ranging from 6 to 42 months. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended March 31, 2024 and 2023, the Company recorded $92,000 and $91,000 of share-based compensation expense, respectively, comprised of restricted stock expense. For the six months ended March 31, 2024 and 2023, the Company recorded $385,000 and $386,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at March 31, 2024 is $739,000 over the remaining vesting period of 3.50 years.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2024, and changes therein during the six month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2023	32,512	$17.03
Granted	40,586	14.85
Vested	(14,268)	14.57
Forfeited	—	—
Nonvested at March 31, 2024	58,830	$16.12

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of March 31, 2024 and September 30, 2023 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	March 31, 2024
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$122,426	$-	$122,426
Obligations of states and political subdivisions	-	9,074	-	9,074
U.S. government agency securities	-	6,510	-	6,510
Corporate obligations	-	66,389	3,059	69,448
Other debt securities	-	7,863	-	7,863
Total debt securities	$-	$212,262	$3,059	$215,321
Equity securities- financial services	27	-	-	27
Derivatives and hedging activities	-	13,414	-	13,414
Liabilities
Derivatives and hedging activities	$-	$7,789	$-	$7,789

	September 30, 2023
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$100,331	$-	$100,331
Obligations of states and political subdivisions	-	9,052	-	9,052
U.S. government treasury securities		123,580	-	123,580
U.S. government agency securities	-	28,952	-	28,952
Corporate obligations	-	62,885	2,836	65,721
Other debt securities	-	6,420	-	6,420
Total debt securities	$-	$331,220	$2,836	$334,056
Equity securities-financial services	32	-	-	32
Derivatives and hedging activities	-	19,662	-	19,662
Liabilities:
Derivatives and hedging activities	$-	$9,579	$-	$9,579

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three months ended March 31, 2024 and 2023 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$2,975	$7,199
Purchases, sales, issuances, settlements, net	-	-
Total unrealized (loss) gain:
Included in earnings	-	-
Included in other comprehensive (loss) income	84	(253)
Transfers in and/or out of Level III	-	(3,517)
	$3,059	$3,429

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheet as of March 31, 2024 and September 30, 2023 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	March 31, 2024
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,195	$3,195
Individually evaluated loans held for investment	-	-	8,374	8,374

	September 30, 2023
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,311	$3,311
Impaired loans	-	-	9,693	9,693

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
March 31, 2024
Individually evaluated loans held for investment	$8,374	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	3,195	Appraisal of collateral (1)	Appraisal adjustments (2)	10% (10.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2023
Impaired loans	$9,693	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	3,311	Appraisal of collateral (1)	Appraisal adjustments (2)	10 to 35% (10.2%)

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

Individually evaluated loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for credit losses is allocated to the loan. At March 31, 2024, 35 individually analyzed loans with a carrying value of $8.7 million were reduced by an ACL totaling $297,000 resulting in a net fair value of $8.4 million based on Level 3 inputs.

At September 30, 2023, 49 impaired loans with a carrying value of $9.7 million were reduced by a specific valuation totaling $42,000 resulting in a net fair value of $9.7 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheet at March 31, 2024 and September 30, 2023 by level within the fair value hierarchy:

	March 31, 2024
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$49,923	$-	$-	$42,139	$42,139
Loans receivable, net	1,708,221	-	-	1,578,798	1,578,798
Mortgage servicing rights	946	-	-	1,490	1,490
Financial liabilities:
Deposits	$1,446,305	$1,002,257	$-	$420,724	$1,422,981
Short term borrowings	467,917	—	—	461,352	461,352
Other borrowings	10,000			9,917	9,917

	September 30, 2023
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$52,242	$-	$42,090	$-	$42,090
Loans receivable, net	1,680,525	-	-	1,524,615	1,524,615
Mortgage servicing rights	874	-	-	1,470	1,470
Financial liabilities:
Deposits	$1,661,016	$1,157,045	$-	$499,101	$1,656,146
Short-term borrowings	374,652	-	-	364,291	364,291

11.
Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six months ended March 31, 2024 and 2023 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at December 31, 2023	$66	$(11,296)	$3,944	$(7,286)
Other comprehensive (loss) income before reclassifications	-	(1,052)	2,371	1,319
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(1,871)	(1,871)
Period change	-	(1,052)	500	(552)
Balance at March 31, 2024	$66	$(12,348)	$4,444	$(7,838)
Balance at December 31, 2022	$(1,108)	$(13,041)	$11,172	$(2,977)
Other comprehensive (loss) income before reclassifications	-	1,277	(374)	903
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	(1,810)	(1,810)
Period change	-	1,277	(2,184)	(907)
Balance at March 31, 2023	$(1,108)	$(11,764)	$8,988	$(3,884)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2023	$66	$(17,525)	$7,966	$(9,493)
Other comprehensive income (loss) before reclassifications	—	5,177	205	5,382
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(3,727)	(3,727)
Period change	—	5,177	(3,522)	1,655
Balance at March 31, 2024	$66	$(12,348)	$4,444	$(7,838)
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)
Other comprehensive income (loss) before reclassifications	—	2,115	153	2,268
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(3,258)	(3,258)
Period change	—	2,115	(3,105)	(990)
Balance at March 31, 2023	$(1,108)	$(11,764)	$8,988	$(3,884)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended March 31, 2024 and 2023 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2024	2023
Derivatives and hedging activities:
Interest expense, effective portion	2,368	2,293	Interest expense
Related income tax expense	(497)	(483)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	1,871	1,810
Total reclassification for the period	$1,871	$1,810

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2024	2023
Derivative and hedging activities:
Interest expense, effective portion	4,718	4,127	Interest expense
Related income tax expense	(991)	(869)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	3,727	3,258
Total reclassification for the period	$3,727	$3,258

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2024 and September 30, 2023 (in thousands).

Fair Values of Derivative Instruments
Asset Derivatives
	As of March 31, 2024		As of September 30, 2023
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$230,000	$5,838	$230,000	$10,086
Commercial Loans	98,291	7,576	86,265	9,576
Total	$328,291	$13,414	$316,265	$19,662

Fair Values of Derivative Instruments
Liability Derivatives
	As of March 31, 2024		As of September 30, 2023
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$50,000	$209	$-	$-
Commercial Loans	114,289	7,580	117,516	9,579
Total	$164,289	$7,789	$117,516	$9,579

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. As of March 31, 2024, the Company had twelve interest rate swaps with a notional principal amount of $280.0 million associated with the Company’s cash outflows associated with various FHLB advances and $212.6 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the three months ended March 31, 2024 and 2023.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended March 31, 2024, the Company had $2.4 million of gains, which resulted in a decrease to interest expense. During the three months ended March 31, 2023, the Company had $2.3 million of gains which resulted in a decrease to interest expense. During the six months ended March 31, 2024, the Company had $4.7 million of gains, which resulted in a decrease to interest expense. During the six months ended March 31, 2023, the Company had $4.1 million in gains which resulted in a decrease to interest expense. During the next twelve months, the Company estimates that $5.7 million will be reclassified as a decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three and six months ended March 31, 2024 and 2023 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	(Gain) Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
Interest Rate Products	$637	$(2,768)	Interest expense	$2,368	$2,293
Total	$637	$(2,768)		$2,368	$2,293
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,
	2024	2023		2024	2023
Interest Rate Products	$(4,458)	$(3,934)	Interest expense	$4,718	$4,127
Total	$(4,458)	$(3,934)		$4,718	$4,127

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

As of March 31, 2024 and September 30, 2023, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2024 and September 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

13.
Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations. The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order. Plaintiffs sought permission to appeal from these and other related rulings but the court denied their request. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

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

Comparison of Financial Condition at March 31, 2024 and September 30, 2023

Total Assets. Total assets decreased by $102.1 million, or 4.5%, to $2.2 billion at March 31, 2024 from $2.3 billion at September 30, 2023 due primarily to decreases in total cash and cash equivalents and investment securities available for sale.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $6.2 million, or 7.3, to $79.2 million at March 31, 2024 from $85.4 million at September 30, 2023.

Net Loans. Net loans increased $27.7 million, or 1.6%, to $1.71 billion at March 31, 2024 from $1.68 billion at September 30, 2023. During this period, residential loans decreased $3.1 million to $710.3 million due primarily to the sale of $8.7 million of residential mortgage loans, construction loans decreased $819,000 to $15.9 million, commercial real estate loans increased $34.1 million to $856.1 million, commercial loans decreased $7.1 million to $41.0 million, obligations of states and political subdivisions increased $889,000 to $49.0 million, home equity loans and lines of credit increased $1.4 million to $49.6 million, auto loans decreased $378,000 to $145,000 reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $461,000 to $1.5 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $118.7 million, or 35.5%, to $215.3 million at March 31, 2024 from $334.1 million at September 30, 2023 due primarily to maturities of U.S. treasury securities.

Investment Securities Held to Maturity. Investment securities held to maturity decreased to $49.9 million at March 31, 2024 from $52.2 million at September 30, 2023. The Company carries some investment securities as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Foreclosed Real Estate. Foreclosed real estate decreased to $3.2 million at March 31, 2024 from $3.3 million at September 30, 2023. The Company has one commercial real estate property which it is actively marketing.

Deposits. Deposits decreased $214.7 million, or 12.9%, to $1.45 billion at March 31, 2024 from $1.66 billion at September 30, 2023. The decline was comprised of decreases in interest bearing demand accounts of $69.9 million, savings and club accounts of $6.4 million, non-interest bearing demand accounts of $14.1 million, certificates of deposit of $59.9 million and money market accounts of $64.3 million. At March 31, 2024, uninsured deposits, including fully collateralized public deposits of $140.7 million, amounted to approximately 19.1% of total deposits.

Short-Term and Other Borrowings. Short-term borrowings increased to $467.9 million at March 31, 2024 from $374.7 million at September 30, 2023. Other borrowings of terms over one year from the FHLB increased to $10.0 million at March 31, 2024.

Stockholders’ Equity. Stockholders’ equity increased by $3.8 million, or 1.74%, to $223.5 million at March 31, 2024 from $219.7 million at September 30, 2023. The increase in stockholders’ equity was primarily due to net income of $8.9 million, other comprehensive income of $1.7 million and a $530,000 cumulative effect adjustment due to the adoption of ASU 2016-13 which were partially offset by regular cash dividends of $0.30 per share which reduced stockholders’ equity by $3.0 million and purchases of treasury stock of $5.1 million.

Average Balance Sheets for the Three and Six Months Ended March 31, 2024 and 2023

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,719,854	$21,724	5.07%	$1,548,830	$17,504	4.58%
Investment securities
Taxable(2)	102,779	1,330	5.19%	90,464	931	4.17%
Exempt from federal income tax(2)(3)	1,864	10	3.00%	1,876	11	3.01%
Total investment securities	104,643	1,340	5.15%	92,340	942	4.15%
Mortgage-backed securities	177,571	1,421	3.21%	167,913	1,164	2.81%
Federal Home Loan Bank stock	18,542	394	8.52%	15,297	319	8.46%
Other	56,464	771	5.48%	12,871	125	3.94%
Total interest-earning assets	2,077,074	25,650	4.95%	1,837,251	20,054	4.43%
Allowance for credit losses	(15,520)			(18,794)
Noninterest-earning assets	129,990			129,053
Total assets	$2,191,544			$1,947,510
Interest-bearing liabilities:
NOW accounts	$305,131	$383	0.50%	$321,640	$317	0.40%
Money market accounts	334,119	1,787	2.15%	359,664	1,324	1.49%
Savings and club accounts	156,047	35	0.09%	180,541	23	0.05%
Certificates of deposit	474,821	5,375	4.54%	313,812	2,144	2.77%
Borrowed funds	405,713	3,216	3.18%	253,420	1,136	1.82%
Total interest-bearing liabilities	1,675,831	10,796	2.58%	1,429,077	4,944	1.40%
Non-interest-bearing NOW accounts	248,604			261,144
Non-interest-bearing liabilities	44,203			37,070
Total liabilities	1,968,638			1,727,291
Equity	222,906			220,219
Total liabilities and equity	$2,191,544			$1,947,510
Net interest income		$14,854			$15,110
Interest rate spread			2.37%			3.03%
Net interest-earning assets	$401,243			$408,174
Net interest margin(4)			2.87%			3.34%
Average interest-earning assets to average interest-bearing liabilities		123.94%			128.56%

	For the Six Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,713,405	$43,138	5.02%	$1,516,456	$33,589	4.44%
Investment securities
Taxable(2)	150,802	3,913	5.18%	90,950	1,857	4.10%
Exempt from federal income tax(2)(3)	1,847	21	2.87%	1,854	21	2.88%
Total investment securities	152,649	3,934	5.15%	92,804	1,878	4.07%
Mortgage-backed securities	171,965	2,724	3.16%	168,925	2,330	2.77%
Federal Home Loan Bank stock	18,197	771	8.45%	15,702	638	8.15%
Other	43,068	1,173	5.43%	13,021	238	3.67%
Total interest-earning assets	2,099,284	51,740	4.92%	1,806,908	38,673	4.29%
Allowance for credit losses	(17,082)			(18,691)
Noninterest-earning assets	131,774			131,611
Total assets	$2,213,976			$1,919,828
Interest-bearing liabilities:
Interest bearing demand accounts	$310,743	$800	0.51%	$333,893	$465	0.28%
Money market accounts	348,601	3,809	2.18%	373,652	2,367	1.27%
Savings and club accounts	157,492	60	0.08%	185,489	49	0.05%
Certificates of deposit	499,981	11,383	4.53%	239,893	2,937	2.44%
Borrowed funds	381,754	5,970	3.13%	265,948	2,085	1.59%
Total interest-bearing liabilities	1,698,571	22,022	2.59%	1,398,875	7,903	1.13%
Non-interest-bearing NOW accounts	252,028			265,667
Non-interest-bearing liabilities	42,112			37,585
Total liabilities	1,992,711			1,702,127
Equity	221,265			217,701
Total liabilities and equity	$2,213,976			$1,919,828
Net interest income		$29,718			$30,770
Interest rate spread			2.33%			3.16%
Net interest-earning assets	$400,713			$408,033
Net interest margin(4)			2.82%			3.42%
Average interest-earning assets to average interest-bearing liabilities		123.59%			129.17%

__________________

(1)
Non-accruing loans are included in the outstanding loan balances.
(2)
Available for sale securities are reported at fair value.
(3)
Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and six months ended March 31, 2024 and 2023.
(4)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

Net Income. Net income decreased $123,000, or 2.6%, to $4.6 million for the three months ended March 31, 2024 compared to net income of $4.7 million for the comparable period in 2023. The decrease was primarily due to increases in non-interest expense and a decrease in net interest income partially offset by a decrease in the provision for credit losses.

Net Interest Income. Net interest income decreased $256,000, or 1.7%, to $14.9 million for the three months ended March 31, 2024 compared to $15.1 million for the comparable period in 2023.

Interest Income. Total interest income was $25.7 million for the three months ended March 31, 2024 compared with $20.1 million for the three months ended March 31, 2023 reflecting increases in interest rates and total yield on average interest earning assets from 4.43% for the three months ended March 31, 2023 to 4.95% for the three months ended March 31, 2024. An increase of $239.8 million in average interest earning assets also contributed to the increase in interest income.

Interest Expense. Interest expense was $10.8 million for the quarter ended March 31, 2024 compared to $4.9 million for the same period in 2023. The cost of interest-bearing liabilities increased to 2.58% for the quarter ended March 31, 2024 from 1.40% for the comparable period in 2023, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities increased $246.8 million year-over-year.

Provision for Credit Losses. For the three months ended March 31, 2024, the provision for credit losses decreased $646,000, compared the three months ended March 31, 2023. On October 1, 2023 we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in a decrease to the allowance for credit losses of $2.8 million. For the three months ended March 31, 2024, we recorded a release of the allowance for credit losses of $496,000 which was made up of a release of $11,000 for loans and $485,000 for off balance sheet credit exposure. The Company did not recognize any credit losses on held-to-maturity debt securities for the year ended March 31, 2024. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for Credit Losses” below and Note 6 - Loans Receivable, Net of Allowance For Credit Losses on Loans to the unaudited consolidated financial statements. The allowance for credit losses was $15.4 million, or 0.89% of loans outstanding, at March 31, 2024, compared to $18.5 million, or 1.09% of loans outstanding, at September 30, 2023.

Non-interest Income. Noninterest income decreased 3.1% to $2.0 million for the three months ended March 31, 2024, compared with $2.1 million for the three months ended March 31, 2023. Decreases in service charges and fees on deposit accounts of $88,000 and loan swap fees of $62,000 were partially offset by increases in other noninterest income of $111,000 for the quarter ended March 31, 2024 compared with the comparable period in 2023.

Non-interest Expense. Noninterest expense increased $422,000, or 3.7%, to $11.7 million for the three months ended March 31, 2023 compared with the comparable period a year earlier primarily reflecting increases in occupancy and equipment of $119,000, data processing of $138,000, advertising of $71,000, Federal Deposit Insurance Corporation premiums of $295,000, partially offset by decreases in professional fees of $76,000 and compensation and employee benefits of $119,000.

Income Taxes. Income tax expense increased $26,000 to $1.1 million for the three months ended March 31, 2024 from the comparable 2023 period. The effective tax rate for the three months ended March 31, 2024 and 2023 was 19.1% .

Comparison of Operating Results for the Six Months Ended March 31, 2024 and 2023

Net Income. Net income decreased $652,000, or 6.8%, to $8.9 million for the six months ended March 31, 2024 compared to net income of $9.6 million for the comparable period in 2023. The decrease was primarily due to increases in non-interest expense and a decrease in net interest income partially offset by decreases in the provision for credit losses and the income tax provision.

Net Interest Income. Net interest income decreased $1.1 million, or 3.4%, to $29.7 million for the six months ended March 31, 2024 compared to $30.8 million for the comparable period in 2023.

Interest Income. Total interest income was $51.7 million for the six months ended March 31, 2024 compared with $38.7 million for the six months ended March 31, 2023 reflecting increases in interest rates and total yield on average interest earning assets from 4.29% for the six months ended March 31, 2023 to 4.92% for the six months ended March 31, 2024. An increase of $292.4 million in average interest earning assets also contributed to the increase in interest income.

Interest Expense. Interest expense was $22.0 million for the six months ended March 31, 2024 compared to $7.9 million for the same period in 2023. The cost of interest-bearing liabilities increased to 2.59% for the six months ended March 31, 2024 from 1.13% for the comparable period in 2023, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities increased $299.7 million year-over-year.

Provision for Credit Losses. For the six months ended March 31, 2024, the provision for credit losses decreased $1.2 million, compared the six months ended March 31, 2023. On October 1, 2023 we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in a decrease to the allowance for credit losses of $2.8 million. For the six months ended March 31, 2024, we recorded a release of the allowance for credit losses of $893,000 which was made up of a release of $354,000 for loans and $542,000 for off balance sheet credit exposure. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended March 31, 2024. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for Credit Losses” below and Note 6 - Loans Receivable, Net of Allowance For Credit Losses on Loans to the unaudited consolidated financial statements. The allowance for credit losses was $15.4 million, or 0.89% of loans outstanding, at March 31, 2024, compared to $18.5 million, or 1.09% of loans outstanding, at September 30, 2023.

Non-interest Income. Noninterest income decreased 0.48% to $4.0 million for the six months ended March 31, 2024, compared with the six months ended March 31, 2023. Increases in gain on sale of loans net of $118,000 and other noninterest income of $192,000 were partially offset by decreases in service charges and fees on deposit accounts of $191,000 for the quarter ended March 31, 2024 compared with the comparable period in 2023.

Non-interest Expense. Noninterest expense increased $845,000, or 3.7%, to $23.6 million for the six months ended March 31, 2024 compared with the comparable period a year earlier primarily reflecting increases in occupancy and equipment of $302,000, data processing of $301,000, Federal Deposit Insurance Corporation premiums of $487,000 and foreclosed real estate costs of $104,000, partially offset by decreases in professional fees of $294,000 and compensation and employee benefits of $113,000.

Income Taxes. Income tax expense decreased $71,000 to $2.1 million for the six months ended March 31, 2024 from the comparable 2023 period. The effective tax rate for the six months ended March 31, 2024 was 19.1% compared to 18.6% for the 2023 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	March 31, 2024	September 30, 2023
Non-performing assets:
Non-accruing loans	$10,760	$11,061
Loans 90+ days delinquent and accruing interest	-	-
Total non-performing loans	10,760	11,061
Foreclosed real estate	3,195	3,311
Total non-performing assets	$13,955	$14,372
Ratio of non-performing loans to total loans	0.62%	0.65%
Ratio of non-performing loans to total assets	0.49%	0.48%
Ratio of non-performing assets to total assets	0.64%	0.63%
Ratio of allowance for credit losses to total loans	0.89%	1.09%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $417,000 from September 30, 2023 to March 31, 2024. The $10.8 million of non-accruing loans at March 31, 2024 included 21 residential loans with an aggregate outstanding balance of $2.4 million, 22 commercial and commercial real estate loans with aggregate outstanding balances of $8.2 million and 4 consumer loans with aggregate balances of $78,000. Within the residential loan balance were $326,000 of loans past due less than 90 days. In the quarter ended March 31, 2024, the Company identified seven residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $116,000 to $3.2 million at March 31, 2024. Foreclosed real estate consists of one commercial property.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2024, $79.2 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of March 31, 2024, we had $372.9 million of borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $896.9 million. The Company also has a fully secured $105.0 million borrowing from the Federal Reserve Bank of Philadelphia.

At March 31, 2024, we had $272.1 million in loan commitments outstanding, which included, in part, $106.8 million in undisbursed construction loans and land development loans, $55.5 million in unused home equity lines of credit, $92.7 million in commercial lines of credit and commitments to originate commercial loans, $13.0 million in performance and standby letters of credit and $4.1 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2024 totaled $356.3 million, or 80.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2024. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $7.0 million and $9.0 million for the six months ended March 31, 2024 and 2023, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was $100.1 million and $(130.3) million for the six months ended March 31, 2024 and 2023, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash (used for) provided by financing activities of $(113.2) million and $118.0 million for the six months ended March 31, 2024 and 2023, respectively.

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

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations. The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery is now complete, and the Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order. Plaintiffs sought permission to appeal from these and other related rulings but the court denied their request. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission on December 14, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 6, 2022 the Company announced the authorization of a ninth repurchase program for up to 500,000 shares of its common stock. This program has no expiration date. The Company made no purchases of its common stock under this program during the three month period ended March 31, 2024. There are currently 179,336 shares that may yet be repurchased under the program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three and six months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ESSA BANCORP, INC.

Date: May 13, 2024	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 13, 2024	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer