Form 10-Q
period 2024-06-30
ESSA Bancorp, Inc.
filed 2024-08-13
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, there were 10,131,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	September 30,
	2024	2023
	(dollars in thousands)
ASSETS
Cash and due from banks	$55,300	$39,008
Interest-bearing deposits with other institutions	72,699	46,394
Total cash and cash equivalents	127,999	85,402
Investment securities available for sale, at fair value (net of allowance for credit losses of $0)	215,201	334,056
Investment securities held to maturity, at amortized cost net of allowance for credit losses of $0	48,632	52,242
Loans held for sale	140	250
Loans receivable (net of allowance for credit losses of $15,298 and $18,525)	1,708,572	1,680,525
Regulatory stock, at cost	18,758	17,890
Premises and equipment, net	11,368	12,913
Bank-owned life insurance	39,678	39,026
Foreclosed real estate	3,195	3,311
Intangible assets, net	—	91
Goodwill	13,801	13,801
Deferred income taxes	5,797	6,877
Derivative and hedging assets	12,289	19,662
Other assets	28,204	27,200
TOTAL ASSETS	$2,233,634	$2,293,246
LIABILITIES
Deposits	$1,554,300	$1,661,016
Short-term borrowings	396,458	374,652
Other borrowings	10,000	-
Advances by borrowers for taxes and insurance	15,242	6,550
Derivative and hedging liabilities	7,565	9,579
Other liabilities	24,574	21,741
TOTAL LIABILITIES	2,008,139	2,073,538
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,131,521 and 10,394,689 outstanding at June 30, 2024 and September 30, 2023, respectively)	181	181
Additional paid in capital	182,889	182,681
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(5,670)	(6,009)
Retained earnings	160,770	151,856
Treasury stock, at cost; 8,001,574 and 7,738,406 shares outstanding at June 30, 2024 and September 30, 2023, respectively	(104,050)	(99,508)
Accumulated other comprehensive loss	(8,625)	(9,493)
TOTAL STOCKHOLDERS’ EQUITY	225,495	219,708
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,233,634	$2,293,246

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$21,965	$19,132	$65,103	$52,721
Investment securities:
Taxable	2,564	2,161	9,201	6,348
Exempt from federal income tax	11	11	32	32
Other investment income	1,122	461	3,066	1,337
Total interest income	25,662	21,765	77,402	60,438
INTEREST EXPENSE
Deposits	7,973	4,915	24,025	10,733
Short-term borrowings	3,380	1,606	9,100	3,691
Other borrowings	144	-	394	-
Total interest expense	11,497	6,521	33,519	14,424
NET INTEREST INCOME	14,165	15,244	43,883	46,014
(Release of) provision for credit losses	(347)	150	(1,240)	450
NET INTEREST INCOME AFTER (RELEASE OF) PROVISION FOR CREDIT LOSSES	14,512	15,094	45,123	45,564
NONINTEREST INCOME
Service fees on deposit accounts	719	782	2,089	2,343
Services charges and fees on loans	356	288	981	985
Loan swap fees	53	-	127	138
Unrealized loss on equity securities, net	(1)	(1)	(6)	(4)
Trust and investment fees	400	426	1,211	1,231
Gain on sale of loans, net	112	39	288	97
Earnings on bank-owned life insurance	220	196	652	582
Insurance commissions	133	145	395	459
Other	127	64	347	92
Total noninterest income	2,119	1,939	6,084	5,923
NONINTEREST EXPENSE
Compensation and employee benefits	6,771	6,622	20,190	20,154
Occupancy and equipment	1,170	1,068	3,627	3,223
Professional fees	1,218	1,223	3,282	3,581
Data processing	1,364	1,296	4,066	3,697
Advertising	116	181	491	535
Federal Deposit Insurance Corporation (FDIC) premiums	454	380	1,309	748
Foreclosed real estate	-	(1)	101	(4)
Amortization of intangible assets	-	47	91	142
Other	715	677	2,222	2,143
Total noninterest expense	11,808	11,493	35,379	34,219
Income before income taxes	4,823	5,540	15,828	17,268
Income taxes	909	1,144	3,015	3,321
NET INCOME	$3,914	$4,396	$12,813	$13,947
Earnings per share
Basic	$0.41	$0.45	$1.34	$1.44
Diluted	$0.41	$0.45	$1.34	$1.44
Dividends per share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net income	$3,914	$4,396	$12,813	$13,947
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (gains) losses	(96)	(4,007)	6,457	(1,331)
Tax effect	20	841	(1,356)	280
Net of tax amount	(76)	(3,166)	5,101	(1,051)
Derivative and hedging activities adjustments:
Changes in unrealized holding gains (losses) on derivatives included in net income	1,124	2,330	1,384	2,525
Tax effect	(235)	(489)	(290)	(529)
Reclassification adjustment for gains (losses) on derivatives included in net income	(2,025)	(2,498)	(6,743)	(6,625)
Tax effect	425	524	1,416	1,391
Net of tax amount	(711)	(133)	(4,233)	(3,238)
Total other comprehensive (loss) income	(787)	(3,299)	868	(4,289)
Comprehensive income	$3,127	$1,097	$13,681	$9,658

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED) NINE MONTHS ENDED JUNE 30, 2024 AND 2023

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2022	10,371,022	$181	$182,173	$(6,462)	$139,139	$(99,800)	$(2,894)	$212,337
Net Income					13,947			13,947
Other comprehensive loss							(4,289)	(4,289)
Cash dividends declared ($0.45 per share)					(4,393)			(4,393)
Stock based compensation			471					471
Allocation of ESOP stock			279	339				618
Allocation of treasury shares to incentive plan	30,183		(397)			390		(7)
Balance, June 30, 2023	10,401,205	$181	$182,526	$(6,123)	$148,693	$(99,410)	$(7,183)	$218,684

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2023	10,394,689	$181	$182,681	$(6,009)	$151,856	$(99,508)	$(9,493)	$219,708
Net income					12,813			12,813
Other comprehensive income							868	868
Cash dividends declared ($0.45 per share)					(4,429)			(4,429)
Cumulative effect of adoption of ASU 2016-13					530			530
Stock based compensation			478					478
Allocation of ESOP stock			251	339				590
Allocation of treasury shares to incentive plan	40,441		(521)			521		—
Purchase of treasury stock	(303,609)					(5,063)		(5,063)
Balance, June 30, 2024	10,131,521	$181	$182,889	$(5,670)	$160,770	$(104,050)	$(8,625)	$225,495

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED) THREE MONTHS ENDED JUNE 30, 2024 AND 2023

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, March 31, 2023	10,402,537	$181	$182,377	$(6,236)	$145,762	$(99,401)	$(3,884)	$218,799
Net income					4,396			4,396
Other comprehensive loss							(3,299)	(3,299)
Cash dividends declared ($0.15 per share)					(1,465)			(1,465)
Stock based compensation			92					92
Allocation of ESOP stock			57	113				170
Allocation of treasury shares to incentive plan	(1,332)					(9)		(9)
Balance, June 30, 2023	10,401,205	$181	$182,526	$(6,123)	$148,693	$(99,410)	$(7,183)	$218,684

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, March 31, 2024	10,131,521	$181	$182,696	$(5,783)	$158,334	$(104,050)	$(7,838)	$223,540
Net income					3,914			3,914
Other comprehensive loss							(787)	(787)
Cash dividends declared ($0.15 per share)					(1,478)			(1,478)
Stock based compensation			93					93
Allocation of ESOP stock			100	113				213
Balance, June 30, 2024	10,131,521	$181	$182,889	$(5,670)	$160,770	$(104,050)	$(8,625)	$225,495

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2024	2023
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$12,813	$13,947
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses	(1,240)	450
Provision for depreciation and amortization	844	828
(Amortization) and accretion of discounts and premiums, net	(2,121)	87
Unrealized loss on equity securities	6	4
Gain on sale of loans, net	(288)	(97)
Origination of residential real estate loans for sale	(14,779)	(7,565)
Proceeds on sale of residential real estate loans	15,177	7,662
Compensation expense on ESOP	590	618
Amortization of right-of-use asset	674	651
Stock based compensation	478	471
Increase in accrued interest receivable	(260)	(2,458)
Increase in accrued interest payable	1,346	1,728
Earnings on bank-owned life insurance	(652)	(582)
Deferred federal income taxes	849	338
Increase in accrued pension	(268)	(234)
Loss (gain) on foreclosed real estate, net	101	(4)
Amortization of intangible assets	91	142
Other, net	877	(679)
Net cash provided by operating activities	14,238	15,307
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	165,998	19,321
Purchases	(38,891)	(100,423)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	3,598	3,715
Increase in loans receivable, net	(25,798)	(178,931)
Redemption of regulatory stock	17,530	19,525
Purchase of regulatory stock	(18,398)	(23,905)
Proceeds from sale of foreclosed real estate	15	32
(Disposal) Purchase of premises, equipment and software, net	15	(832)
Net cash provided by (used for) investing activities	104,069	(261,498)
FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(106,716)	145,456
Net increase in short-term borrowings	21,806	169,179
Proceeds from other borrowings	10,000	-
Purchase of common stock	(5,063)	-
Increase in advances by borrowers for taxes and insurance	8,692	3,193
Dividends on common stock	(4,429)	(4,393)
Net cash (used for) provided by financing activities	(75,710)	313,435
Increase in cash and cash equivalents	42,597	67,244
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	85,402	27,937
CASH AND CASH EQUIVALENTS AT END OF YEAR	$127,999	$95,181
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$32,173	$13,505
Income taxes	$3,010	$2,850
Noncash items:
Transfers from loans to foreclosed real estate	-	3,546
Unrealized holding gains (losses)	6,457	(1,331)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.

2.
Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(8,001,574)	(7,730,956)	(7,954,883)	(7,732,112)
Average unearned ESOP shares	(592,281)	(626,229)	(592,322)	(637,587)
Average unearned non-vested shares	(21,292)	(41,202)	(25,584)	(46,803)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,517,948	9,734,708	9,560,306	9,716,593
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,517,948	9,734,708	9,560,306	9,716,593

At June 30, 2024, there were 4,103 shares of nonvested stock outstanding at an average weighted price of $16.26 per share that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. At June 30, 2023 there were 2,947 shares of nonvested stock outstanding at an average weighted price of $19.04 per share that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

5.
Investment Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of investment securities are summarized as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale
Fannie Mae	$57,294	$168	$(4,516)	$-	$52,946
Freddie Mac	56,296	29	(3,695)	-	52,630
Governmental National Mortgage Association	17,047	42	(514)	-	16,575
Total mortgage-backed securities	130,637	239	(8,725)	-	122,151
Obligations of states and political subdivisions	9,027	-	(492)	-	8,535
U.S. government agency securities	6,474	-	(72)	-	6,402
Corporate obligations	76,819	75	(6,174)	-	70,720
Other debt securities	7,974	8	(589)	-	7,393
Total	$230,931	$322	$(16,052)	$-	$215,201

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity
Fannie Mae	$25,528	$-	$(3,984)	$21,544	$-
Freddie Mac	20,654	-	(3,413)	17,241	-
Total mortgage-backed securities	46,182	-	(7,397)	38,785	-
U.S. government agency securities	2,450	-	(406)	2,044	-
Total	$48,632	$-	$(7,803)	$40,829	$-

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$55,878	$-	$(6,418)	$49,460
Freddie Mac	49,833	1	(5,552)	44,282
Governmental National Mortgage Association securities	6,986	-	(397)	6,589
Total mortgage-backed securities	112,697	1	(12,367)	100,331
Obligations of states and political subdivisions	9,794	-	(742)	9,052
U.S. government treasury securities	123,562	19	(1)	123,580
U.S. government agency securities	29,089	-	(137)	28,952
Corporate obligations	73,962	-	(8,241)	65,721
Other debt securities	7,139	-	(719)	6,420
Total	$356,243	$20	$(22,207)	$334,056

Held to maturity
Fannie Mae	$27,652	$-	$(5,217)	$22,435
Freddie Mac	22,145	-	(4,424)	17,721
Total	49,797	-	(9,641)	40,156
U.S. government agency securities	2,445	-	(511)	1,934
Total	$52,242	$-	$(10,152)	$42,090

The amortized cost and fair value of debt securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,893	$9,774	$—	$—
Due after one year through five years	33,658	32,140	—	—
Due after five years through ten years	70,254	63,966	6,394	5,594
Due after ten years	117,126	109,321	42,238	35,235
Total	$230,931	$215,201	$48,632	$40,829

For the three and nine months ended June 30, 2024 and 2023, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the gross unrealized losses and fair value of the Company's investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and September 30, 2023 (dollars in thousands):

	June 30, 2024
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	77	$4,894	$(49)	$63,247	$(8,451)	$68,141	$(8,500)
Freddie Mac	68	10,840	(162)	56,068	(6,946)	66,908	(7,108)
Governmental National Mortgage Association	17	7,294	(134)	4,037	(380)	11,331	(514)
U.S. government agency securities	4	1,961	(14)	6,486	(464)	8,447	(478)
Obligations of states and political subdivisions	11			8,535	(492)	8,535	(492)
Corporate obligations	80	3,108	(197)	59,556	(5,977)	62,664	(6,174)
Other debt securities	16	-	-	5,217	(589)	5,217	(589)
Total	273	$28,097	$(556)	$203,146	$(23,299)	$231,243	$(23,855)

	September 30, 2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	77	$5,675	$(196)	$66,220	$(11,439)	$71,895	$(11,635)
Freddie Mac	63	3,828	(159)	57,168	(9,817)	60,996	(9,976)
Governmental National Mortgage Association securities	14	2,151	(51)	4,438	(346)	6,589	(397)
Obligations of states and political subdivisions	11	-	-	9,052	(742)	9,052	(742)
U.S. government treasury securities	1	24,705	(1)	-	-	24,705	(1)
U.S. government agency securities	4	24,582	(6)	6,304	(642)	30,886	(648)
Corporate obligations	87	6,045	(273)	59,677	(7,968)	65,722	(8,241)
Other debt securities	17	395	-	6,025	(719)	6,420	(719)
Total	274	$67,381	$(686)	$208,884	$(31,673)	$276,265	$(32,359)

At June 30, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $190.4 million, including unrealized losses of $16.1 million. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at June 30, 2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At June 30, 2024, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $40.8 million, including unrealized losses of $7.8 million. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the nine months ended June 30, 2024 or other-than-temporary impairment charges during 2023. Accrued interest receivable on held-to-maturity debt securities totaled $76,000 at June 30, 2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at June 30, 2024 all securities in the held-to-maturity classification are U.S. government agency and US government mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. government agency and mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. government agency and mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, Aaa from Moody’s Investor Services, and AAA from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that there is no prepayment risk and it is expected to recover the recorded investment. The Company has the intent and ability to hold the securities to maturity.

6.
Loans Receivable, Net and Allowance for Credit Losses on Loans

Loans receivable consist of the following (in thousands):

	June 30, 2024	September 30, 2023
Real estate loans:
Residential	$713,413	$713,326
Construction	15,387	16,768
Commercial	847,592	821,958
Commercial	47,719	48,143
Obligations of states and political subdivisions	48,149	48,118
Home equity loans and lines of credit	50,004	48,212
Auto loans	86	523
Other	1,520	2,002
	1,723,870	1,699,050
Less allowance for credit losses	15,298	18,525
Net loans	$1,708,572	$1,680,525

The following table shows the amount of loans in each category that were individually and collectively evaluated for credit loss at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss
June 30, 2024
Real estate loans:
Residential	$713,413	$1,029	$712,384
Construction	15,387	-	15,387
Commercial	847,592	5,823	841,769
Commercial	47,719	918	46,801
Obligations of states and political subdivisions	48,149	-	48,149
Home equity loans and lines of credit	50,004	22	49,982
Auto loans	86	-	86
Other	1,520	-	1,520
Total	$1,723,870	$7,792	$1,716,078

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

The following tables represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the periods that the impaired loans were impaired under ASC 310 (in thousands):

	For the Three Months Ended June 30,
	2023	2023
	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$898	$-
Construction	-	-
Commercial	7,618	1
Commercial	454	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	31	-
Auto loans	2	-
Other	4	-
Total	9,007	1
With an allowance recorded:
Real estate loans
Residential	101	-
Construction	-	-
Commercial	523	-
Commercial	300	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	-	-
Auto loans	-	-
Other	-	-
Total	924	-
Total:
Real estate loans
Residential	999	-
Construction	-	-
Commercial	8,141	1
Commercial	754	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	31	-
Auto loans	2	-
Other	4	-
Total Impaired Loans	$9,931	$1

	For the Nine Months Ended June 30,
	2023	2023
	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate loans
Residential	$1,090	$2
Construction	-	-
Commercial	8,497	2
Commercial	507	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	33	-
Auto loans	4	-
Other	5	-
Total	10,136	4
With an allowance recorded:
Real estate loans
Residential	102	-
Construction	-	-
Commercial	1,828	-
Commercial	361	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	-	-
Auto loans	-	-
Other	-	-
Total	2,291	-
Total:
Real estate loans
Residential	1,192	2
Construction	-	-
Commercial	10,325	2
Commercial	868	-
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	33	-
Auto loans	4	-
Other	5	-
Total Impaired Loans	$12,427	$4

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

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$48,353	$91,707	$140,336	$127,060	$67,453	$162,230	$177,133	$-	$814,272
Special Mention	-	-	-	-	11,263	1,755	10,675	-	23,693
Substandard	-	-	-	290	-	9,337	-	-	9,627
Doubtful	-	-	-	-	-	-	-	-	-
Total	$48,353	$91,707	$140,336	$127,350	$78,716	$173,322	$187,808	$-	$847,592

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$15	$-	$-	$-	$-	$15

Commercial
Risk Rating
Pass	$10,540	$10,734	$4,407	$2,425	$4,010	$11,300	$1,793	$-	$45,209
Special Mention	-	-	-	-	804	-	70	-	874
Substandard	-	480	-	448	292	416	-	-	1,636
Doubtful	-	-	-	-	-	-	-	-	-
Total	$10,540	$11,214	$4,407	$2,873	$5,106	$11,716	$1,863	$-	$47,719

Commercial
Current period gross charge-offs	$-	$-	$-	$22	$-	$-	$-	$-	$22

Obligations of states and political subdivisions
Risk Rating
Pass	$2,424	$-	$4,629	$8,866	$7,808	$16,614	$7,808	$-	$48,149
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,424	$-	$4,629	$8,866	$7,808	$16,614	$7,808	$-	$48,149

Obligations of states and political subdivisions
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total

Pass	$61,317	$102,441	$149,372	$138,351	$79,271	$190,144	$186,734	$-	$907,630
Special Mention	-	-	-	-	12,067	1,755	10,745	-	24,567
Substandard	-	480	-	738	292	9,753	-	-	11,263
Doubtful	-	-	-	-	-	-	-	-	-
Total	$61,317	$102,921	$149,372	$139,089	$91,630	$201,652	$197,479	$-	$943,460

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

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity under ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$27,268	$97,383	$153,599	$135,295	$103,470	$194,203	$-	$-	$711,218
Nonperforming	-	199	287	-	-	1,709	-	-	2,195
Total	$27,268	$97,582	$153,886	$135,295	$103,470	$195,912	$-	$-	$713,413

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$5,986	$9,401	$-	$-	$-	$-	$-	$-	$15,387
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$5,986	$9,401	$-	$-	$-	$-	$-	$-	$15,387

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity loans and lines of credit					-
Payment Performance
Performing	$3,312	$10,653	$7,296	$1,883	$1,407	$3,086	$20,783	$1,541	$49,961
Nonperforming	-	-	-	-	-	22	21	-	43
Total	$3,312	$10,653	$7,296	$1,883	$1,407	$3,108	$20,804	$1,541	$50,004

Home equity loans and lines of credit
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto					-
Payment Performance
Performing	$-	$-		$-	$-	$83	$-	$-	$83
Nonperforming	-	-	-	-	-	3	-	-	3
Total	$-	$-	$-	$-	$-	$86	$-	$-	$86

Auto
Current period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5

Other					-
Payment Performance
Performing	$306	$288	$122	$9	$12	$133	$625	$-	$1,495
Nonperforming	-	-	-	-	-	25	-	-	25
Total	$306	$288	$122	$9	$12	$158	$625	$-	$1,520

Other
Current period gross charge-offs	$-	$-	$10	$-	$-	$-	$-	$-	$10

Total
Payment Performance
Performing	$36,872	$117,725	$161,017	$137,187	$104,889	$197,505	$21,408	$1,541	$778,144
Nonperforming	-	199	287	-	-	1,759	21	-	2,266
Total	$36,872	$117,924	$161,304	$137,187	$104,889	$199,264	$21,429	$1,541	$780,410

The following table presents the risk ratings in the consumer categories of performing and non-performing loans at September 30, 2023 under ASC 310 (in thousands):

	Performing	Non- performing	Total
September 30, 2023
Real estate loans:
Residential	$710,757	$2,569	$713,326
Construction	16,768	-	16,768
Home equity loans and lines of credit	48,165	47	48,212
Auto loans	523	-	523
Other	1,972	30	2,002
Total	$778,185	$2,646	$780,831

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2024 and September 30, 2023 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
June 30, 2024
Real estate loans:
Residential	$709,408	$2,316	$385	$1,304	$4,005	$713,413
Construction	15,387	-	-	-	-	15,387
Commercial	846,979	322	-	291	613	847,592
Commercial	46,851	-	366	502	868	47,719
Obligations of states and political subdivisions	48,149	-	-	-	-	48,149
Home equity loans and lines of credit	49,961	22	-	21	43	50,004
Auto loans	81	2	3	-	5	86
Other	1,496	-	-	24	24	1,520
Total	$1,718,312	$2,662	$754	$2,142	$5,558	$1,723,870

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2023
Real estate loans:
Residential	$710,290	$792	$199	$2,045	$3,036	$713,326
Construction	16,768	-	-	-	-	16,768
Commercial	820,853	240	-	865	1,105	821,958
Commercial	47,893	-	-	250	250	48,143
Obligations of states and political subdivisions	48,118	-	-	-	-	48,118
Home equity loans and lines of credit	48,191	-	-	21	21	48,212
Auto loans	485	37	1	-	38	523
Other	1,959	10	33	-	43	2,002
Total	$1,694,557	$1,079	$233	$3,181	$4,493	$1,699,050

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of June 30, 2024 under ASC 326 (in thousands):

	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Total Nonperforming
June 30, 2024
Real estate loans:
Residential	$2,192	$3	$2,195	$-	$2,195
Construction	-	-	-	-	-
Commercial	5,824	-	5,824	-	5,824
Commercial	865	292	1,157	-	1,157
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	42	-	42	-	42
Auto loans	3	-	3	-	3
Other	25	-	25	-	25
Total	$8,951	$295	$9,246	$-	$9,246

The following table presents nonaccrual loans as of September 30, 2023 under ASC 310 (in thousands):

Non-Accrual Loans	September 30, 2023
Real estate loans:
Residential	$2,569
Construction	-
Commercial	7,763
Commercial	652
Obligations of states and political subdivisions	-
Home equity loans and lines of credit	47
Auto loans	-
Other	30
Total	$11,061

There are no loans 90 days or more past due that are accruing interest at June 30, 2024.

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

We maintain a credit review system, which allows for a periodic review of our loan portfolio and the early identification of potential non performing loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General credit loss allowances are based upon a combination of factors including, but not limited to, actual credit loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future credit provisions may be necessary, based on changing economic conditions. Payments received on non performing loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for credit losses as of June 30, 2024 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the allowance for credit losses during the three and nine months ended June 30, 2024 and 2023 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of	Auto	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Loans	Unallocated	Total
ACL balance at March 31, 2024	$4,953	$333	$8,031	$1,043	$278	$760	$2	$16	$-	$15,416
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	3	-	136	-	-	1	-	-	-	140
Provision	366	(57)	(578)	24	(9)	(6)	-	2	-	(258)
ACL balance at June 30, 2024	$5,322	$276	$7,589	$1,067	$269	$755	$2	$18	$-	$15,298

ALL balance at March 31, 2023	$4,870	$328	$11,016	$1,185	$243	$336	$8	$22	$307	$18,315
Charge-offs	-	-	(6)	(269)	-	-	-	-	-	(275)
Recoveries	-	-	-	-	-	14	16	-	-	30
Provision	(157)	(29)	205	53	(1)	(18)	(19)	(4)	120	150
ALL balance at June 30, 2023	$4,713	$299	$11,215	$969	$242	$332	$5	$18	$427	$18,220

ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525
Impact or adopting ASC 326	503	254	(3,729)	(292)	129	423	2	(4)	(41)	(2,755)
Charge-offs	-	-	(15)	(22)	-	-	(5)	(10)	-	(52)
Recoveries	3	-	173	-	-	5	8	-	-	189
Provision	(81)	(161)	(823)	440	30	(19)	(5)	10	-	(609)
ACL balance at June 30, 2024	$5,322	$276	$7,589	$1,067	$269	$755	$2	$18	$-	$15,298

ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Charge-offs	—	-	(599)	(269)	-	-	(27)	-	-	(895)
Recoveries	2	-	1	-	-	65	69	-	-	137
Provision	(411)	(20)	1,059	540	(41)	(94)	(59)	(4)	(520)	450
ALL balance at June 30, 2023	$4,713	$299	$11,215	$969	$242	$332	$5	$18	$427	$18,220

During the three months ended June 30, 2024, the Company recorded release of allowance for credit losses for construction real estate loans, commercial real estate loans, obligations of states and political subdivisions and home equity loans and lines of credit due to decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. The Company recorded credit provision expense for the residential real estate loans, commercial loans segments and other loans due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments

During the three months ended June 30, 2023, the Company recorded provision expense for the commercial real estate loans and commercial loans segments due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate loans, construction real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit, auto loans and other loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments

During the nine months ended June 30, 2024, the Company recorded provision expense for the obligations of states and political subdivisions, other loans and commercial loans segments due to either increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments. Credit provisions were recorded for loan loss for the residential real estate loans, construction real estate loans, commercial real estate loans, home equity loans and lines of credit and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments.

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

The following table summarizes the amount of loans in each segments that were individually and collectively evaluated for credit loss as of June 30, 2024 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for Credit Loss	$3	$-	$-	$292	$-	$-	$-	$-	$-	$295
Collectively evaluated for Credit Loss	5,319	276	7,589	775	269	755	2	18	-	15,003
Ending balance at June 30, 2024	$5,322	$276	$7,589	$1,067	$269	$755	$2	$18	$-	$15,298

The following table summarizes the primary segments of the ALL, segregated into two categories, the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2023 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Unallocated	Total
Individually evaluated for impairment	$7	$-	$35	$-	$-	$-	$-	$-	$-	$42
Collectively evaluated for impairment	4,890	183	11,948	941	110	346	2	22	41	18,483
ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment at June 30, 2024 (in thousands):

	Real Estate	Business Assets	Other
June 30, 2024
Real estate loans:
Residential	$1,029	$-	$-
Construction	-	-	-
Commercial	5,823	-	-
Commercial	-	918	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	22	-	-
Auto loans	-	-	-
Other	-	-	-
Total	$6,874	$918	$-

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the nine months ended June 30, 2024, disaggregated by class of financing receivable and type of concession granted under ASC 326 (in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Combination - Term Extension and Interest Rate Reduction

	Amortized Cost Basis		% of Total Class of
	at June 30, 2024		Financing Receivable	Financial Effect

Real estate loans:

Residential		$71	0.01%	Reduced weighted-average contractual interest rate from 7.25% to 5%. Extended term for 360 months.

Total	S	71

	Principal Payment Deferral

	Amortized Cost Basis		% of Total Class of
	at June 30, 2024		Financing Receivable

Real estate loans:
Commercial		$74	0.01%	Deferred principal for 6 months

Total	S	74

The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last nine months under ASC 326 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total
	Current	Past Due	Past Due	Past Due	Past Due
June 30, 2024
Real estate loans:
Residential	$71	$-	$-	$-	$-
Construction	-	-	-	-	-
Commercial	74	-	-	-	-
Commercial	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto loans	-	-	-	-	-
Other	-	-	-	-	-
Total	$145	$-	$-	$-	$-

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

The following tables present the most comparable required information for the prior period for impaired loans that were TDRs, with the recorded investment at June 30, 2023 under ASC 310 (dollars in thousands):

For the Three Months Ended June 30, 2023
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	1	$211	$211
Construction	—	—	—
Commercial	3	6,058	6,058
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	4	$6,269	$6,269

The following is a summary of troubled debt restructuring granted during the nine months ended June 30, 2023 under ASC 310 (dollars in thousands):

For the Nine Months Ended June 30, 2023
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate loans:
Residential	2	$262	$262
Construction	—	—	—
Commercial	3	6,058	6,058
Commercial	—	—	—
Obligations of states and political subdivisions	—	—	—
Home equity loans and lines of credit	—	—	—
Auto loans	—	—	—
Other	—	—	—
Total	5	$6,320	$6,320

For the three and nine months ended June 30, 2023, no loans defaulted on a modification agreement within one year of modification.

7.
Deposits

Deposits consist of the following major classifications (in thousands):

	June 30, 2024	September 30, 2023
Non-interest bearing demand accounts	$261,262	$280,473
Interest bearing demand accounts	290,565	346,458
Money market accounts	287,336	366,866
Savings and club accounts	150,594	163,248
Certificates of deposit	564,543	503,971
Total	$1,554,300	$1,661,016

8.
Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost (income) for the three and nine months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Service Cost	$-	$-	$-	$-
Interest Cost	171	164	515	492
Expected return on plan assets	(261)	(242)	(784)	(726)
Partial settlement	-	-	—	-
Amortization of net loss from earlier periods	-	-	—	—
Net periodic benefit income	$(90)	$(78)	$(269)	$(234)

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

Restricted stock shares outstanding at June 30, 2024 vest over periods ranging from 3 to 39 months. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended June 30, 2024 and 2023, the Company recorded $93,000 and $92,000 of share-based compensation expense, respectively, comprised of restricted stock expense. For the nine months ended June 30, 2024 and 2023, the Company recorded $478,000 and $471,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at June 30, 2024 is $669,000 over the remaining vesting period of 3.25 years.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2024, and changes therein during the nine month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2023	32,512	$17.03
Granted	40,586	14.85
Vested	(14,268)	14.57
Forfeited	—	—
Nonvested at June 30, 2024	58,830	$16.12

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of June 30, 2024 and September 30, 2023 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	June 30, 2024
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$122,151	$-	$122,151
Obligations of states and political subdivisions	-	8,535	-	8,535
U.S. government agency securities	-	6,402	-	6,402
Corporate obligations	-	67,811	2,909	70,720
Other debt securities	-	7,393	-	7,393
Total debt securities	$-	$212,292	$2,909	$215,201
Equity securities- financial services	26	-	-	26
Derivatives and hedging activities	-	12,289	-	12,289
Liabilities
Derivatives and hedging activities	$-	$7,565	$-	$7,565

	September 30, 2023
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$100,331	$-	$100,331
Obligations of states and political subdivisions	-	9,052	-	9,052
U.S. government treasury securities		123,580	-	123,580
U.S. government agency securities	-	28,952	-	28,952
Corporate obligations	-	62,885	2,836	65,721
Other debt securities	-	6,420	-	6,420
Total debt securities	$-	$331,220	$2,836	$334,056
Equity securities-financial services	32	-	-	32
Derivatives and hedging activities	-	19,662	-	19,662
Liabilities:
Derivatives and hedging activities	$-	$9,579	$-	$9,579

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three months ended June 30, 2024 and 2023 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	June 30, 2024	June 30, 2023
Beginning balance	$3,059	$3,429
Purchases, sales, issuances, settlements, net	-	-
Total unrealized (loss) gain:
Included in earnings	-	-
Included in other comprehensive (loss) income	(150)	(96)
Transfers in and/or out of Level III	-	(500)
	$2,909	$2,833

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Nine Months Ended
	June 30, 2024	June 30, 2023
Beginning balance	$2,836	$7,374
Purchases, sales, issuances, settlements, net	-	—
Total unrealized gain (loss):
Included in earnings	-	-
Included in other comprehensive (loss) income	73	(524)
Transfers in and/or out of Level III	-	(4,017)
	$2,909	$2,833

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheet as of June 30, 2024 and September 30, 2023 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	June 30, 2024
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,195	$3,195
Individually evaluated loans held for investment	-	-	7,496	7,496

	September 30, 2023
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,311	$3,311
Impaired loans	-	-	9,693	9,693

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
June 30, 2024
Individually evaluated loans held for investment	$7,496	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.9%)
Foreclosed real estate owned	3,195	Appraisal of collateral (1)	Appraisal adjustments (2)	10% (10.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2023
Impaired loans	$9,693	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	3,311	Appraisal of collateral (1)	Appraisal adjustments (2)	10 to 35% (10.2%)

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

Individually evaluated loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for credit losses is allocated to the loan. At June 30, 2024, 32 individually analyzed loans with a carrying value of $7.8 million were reduced by an ACL totaling $295,000 resulting in a net fair value of $7.5 million based on Level 3 inputs.

At September 30, 2023, 49 impaired loans with a carrying value of $9.7 million were reduced by a specific valuation totaling $42,000 resulting in a net fair value of $9.7 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheet at June 30, 2024 and September 30, 2023 by level within the fair value hierarchy:

	June 30, 2024
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$48,632	$-	$-	$40,829	$40,829
Loans receivable, net	1,708,572	-	-	1,579,744	1,579,744
Mortgage servicing rights	1,010	-	-	1,490	1,490
Financial liabilities:
Deposits	$1,554,300	$989,757	$-	$551,394	$1,541,151
Short term borrowings	396,458	-	-	390,992	390,992
Other borrowings	10,000	-	-	9,831	9,831

	September 30, 2023
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$52,242	$-	$42,090	$-	$42,090
Loans receivable, net	1,680,525	-	-	1,524,615	1,524,615
Mortgage servicing rights	874	-	-	1,470	1,470
Financial liabilities:
Deposits	$1,661,016	$1,157,045	$-	$499,101	$1,656,146
Short-term borrowings	374,652	-	-	364,291	364,291

11.
Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2024 and 2023 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at March 31, 2024	$66	$(12,348)	$4,444	$(7,838)
Other comprehensive (loss) income before reclassifications	-	(76)	889	813
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(1,600)	(1,600)
Period change	-	(76)	(711)	(787)
Balance at June 30, 2024	$66	$(12,424)	$3,733	$(8,625)
Balance at March 31, 2023	$(1,108)	$(11,764)	$8,988	$(3,884)
Other comprehensive (loss) income before reclassifications	-	(3,166)	1,841	(1,325)
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	(1,974)	(1,974)
Period change	-	(3,166)	(133)	(3,299)
Balance at June 30, 2023	$(1,108)	$(14,930)	$8,855	$(7,183)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2023	$66	$(17,525)	$7,966	$(9,493)
Other comprehensive income (loss) before reclassifications	—	5,101	1,094	6,195
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(5,327)	(5,327)
Period change	—	5,101	(4,233)	868
Balance at June 30, 2024	$66	$(12,424)	$3,733	$(8,625)
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)
Other comprehensive income (loss) before reclassifications	—	(1,051)	1,996	945
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(5,234)	(5,234)
Period change	—	(1,051)	(3,238)	(4,289)
Balance at June 30, 2023	$(1,108)	$(14,930)	$8,855	$(7,183)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2024 and 2023 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Operations
	2024	2023
Derivatives and hedging activities:
Interest expense, effective portion	2,025	2,498	Interest expense
Related income tax expense	(425)	(524)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	1,600	1,974
Total reclassification for the period	$1,600	$1,974

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended June 30,		Affected Line Item in the Consolidated Statement of Operations
	2024	2023
Derivative and hedging activities:
Interest expense, effective portion	6,743	6,625	Interest expense
Related income tax expense	(1,416)	(1,391)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	5,327	5,234
Total reclassification for the period	$5,327	$5,234

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2024 and September 30, 2023 (in thousands).

Fair Values of Derivative Instruments
Asset Derivatives
	As of June 30, 2024		As of September 30, 2023
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$255,000	$4,799	$230,000	$10,086
Commercial Loans	102,126	7,490	86,265	9,576
Total	$357,126	$12,289	$316,265	$19,662

Fair Values of Derivative Instruments
Liability Derivatives
	As of June 30, 2024		As of September 30, 2023
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$25,000	$71	$-	$-
Commercial Loans	118,012	7,494	117,516	9,579
Total	$143,012	$7,565	$117,516	$9,579

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2024, the Company had twelve interest rate swaps with a notional principal amount of $280.0 million associated with the Company’s cash outflows associated with various FHLB advances and $220.1 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the three months ended June 30, 2024 and 2023.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended June 30, 2024, the Company had $2.0 million of gains, which resulted in a decrease to interest expense. During the three months ended June 30, 2023, the Company had $2.5 million of gains which resulted in a decrease to interest expense. During the nine months ended June 30, 2024, the Company had $6.7 million of gains, which resulted in a decrease to interest expense. During the nine months ended June 30, 2023, the Company had $6.6 million in gains which resulted in a decrease to interest expense. During the next twelve months, the Company estimates that $4.9 million will be reclassified as a decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three and nine months ended June 30, 2024 and 2023 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	(Gain) Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
Interest Rate Products	$(901)	$(168)	Interest expense	$2,025	$2,498
Total	$(901)	$(168)		$2,025	$2,498
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended June 30,
	2024	2023		2024	2023
Interest Rate Products	$(5,359)	$(4,100)	Interest expense	$6,743	$6,625
Total	$(5,359)	$(4,100)		$6,743	$6,625

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

As of June 30, 2024 and September 30, 2023, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2024 and September 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

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
•
inflation and/or changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
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

Comparison of Financial Condition at June 30, 2024 and September 30, 2023

Total Assets. Total assets decreased by $59.6 million, or 2.6%, to $2.2 billion at June 30, 2024 from $2.3 billion at September 30, 2023 due primarily to decreases in investment securities available for sale, partially offset by increases in total cash and cash equivalents. .

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $42.6 million, or 49.9%, to $128.0 million at June 30, 2024 from $85.4 million at September 30, 2023.

Net Loans. Net loans increased $28.0 million, or 1.7%, to $1.71 billion at June 30, 2024 from $1.68 billion at September 30, 2023. During this period, residential loans increased $87,000 to $713.4 million as the Company sold $15.2 million of residential mortgage loans, construction loans decreased $1.4 million to $15.4 million, commercial real estate loans increased $25.6 million to $847.6 million, commercial loans decreased $424,000 to $47.7 million, obligations of states and political subdivisions increased $31,000 to $48.1 million, home equity loans and lines of credit increased $1.8 million to $50.0 million, and auto loans decreased $437,000 to $86,000 reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans decreased $482,000 to $1.5 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $118.7 million, or 35.5%, to $215.2 million at June 30, 2024 from $334.1 million at September 30, 2023 due primarily to maturities of U.S. treasury securities.

Investment Securities Held to Maturity. Investment securities held to maturity decreased to $48.6 million at June 30, 2024 from $52.2 million at September 30, 2023. The Company carries some investment securities as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Foreclosed Real Estate. Foreclosed real estate decreased to $3.2 million at June 30, 2024 from $3.3 million at September 30, 2023. The Company has one commercial real estate property which it is actively marketing.

Deposits. Deposits decreased $106.7 million, or 6.4%, to $1.55 billion at June 30, 2024 from $1.66 billion at September 30, 2023. The decline was comprised of decreases in interest bearing demand accounts of $58.9 million, savings and club accounts of $12.7 million, non-interest bearing demand accounts of $19.2 million and money market accounts of $79.5 million which were partially offset by an increase in certificates of deposit of $60.6 million. At June 30, 2024, uninsured deposits, including fully collateralized public deposits of $149.1 million, amounted to approximately 16.7% of total deposits.

Short-Term and Other Borrowings. Short-term borrowings increased to $396.5 million at June 30, 2024 from $374.7 million at September 30, 2023. Other borrowings of terms over one year from the FHLB increased to $10.0 million at June 30, 2024.

Stockholders’ Equity. Stockholders’ equity increased by $5.8 million, or 2.63%, to $225.5 million at June 30, 2024 from $219.7 million at September 30, 2023. The increase in stockholders’ equity was primarily due to net income of $12.8 million, other comprehensive income of $868,000 and a $530,000 cumulative effect adjustment due to the adoption of ASU 2016-13 which were partially offset by regular cash dividends of $0.45 per share which reduced stockholders’ equity by $4.4 million, and purchases of treasury stock of $5.1 million.

Average Balance Sheets for the Three and Nine Months Ended June 30, 2024 and 2023

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,720,855	$21,965	5.13%	$1,610,897	$19,132	4.76%
Investment securities
Taxable(2)	85,709	1,092	5.12%	94,908	1,032	4.36%
Exempt from federal income tax(2)(3)	1,859	11	3.01%	1,869	11	2.99%
Total investment securities	87,568	1,103	5.08%	96,777	1,043	4.33%
Mortgage-backed securities	175,930	1,472	3.37%	163,278	1,129	2.77%
Federal Home Loan Bank stock	19,065	417	8.80%	16,972	331	7.82%
Other	52,626	705	5.39%	11,630	130	4.48%
Total interest-earning assets	2,056,044	25,662	5.02%	1,899,554	21,765	4.60%
Allowance for credit losses	(15,431)			(18,255)
Noninterest-earning assets	131,372			131,505
Total assets	$2,171,985			$2,012,804
Interest-bearing liabilities:
Interest bearing demand accounts	$311,257	$506	0.65%	$320,716	$374	0.47%
Money market accounts	297,777	1,773	2.39%	343,346	1,376	1.61%
Savings and club accounts	153,437	35	0.09%	172,123	28	0.07%
Certificates of deposit	481,272	5,659	4.73%	350,217	3,137	3.58%
Borrowed funds	405,374	3,524	3.50%	309,118	1,606	2.10%
Total interest-bearing liabilities	1,649,117	11,497	2.80%	1,495,520	6,521	1.75%
Non-interest-bearing NOW accounts	252,071			257,957
Non-interest-bearing liabilities	44,707			38,048
Total liabilities	1,945,895			1,791,525
Equity	226,090			221,279
Total liabilities and equity	$2,171,985			$2,012,804
Net interest income		$14,165			$15,244
Interest rate spread			2.22%			2.85%
Net interest-earning assets	$406,927			$404,034
Net interest margin(4)			2.77%			3.22%
Average interest-earning assets to average interest-bearing liabilities		124.68%			127.02%

	For the Nine Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,715,888	$65,103	5.07%	$1,547,937	$52,721	4.54%
Investment securities
Taxable(2)	129,104	5,005	5.18%	92,269	2,890	4.17%
Exempt from federal income tax(2)(3)	1,851	32	2.92%	1,859	32	2.90%
Total investment securities	130,955	5,037	5.15%	94,128	2,922	4.15%
Mortgage-backed securities	173,287	4,196	3.23%	167,043	3,458	2.76%
Federal Home Loan Bank stock	18,486	1,188	8.58%	16,126	970	8.01%
Other	46,588	1,878	5.38%	12,553	367	3.89%
Total interest-earning assets	2,085,204	77,402	4.96%	1,837,787	60,438	4.38%
Allowance for credit losses	(16,532)			(18,546)
Noninterest-earning assets	131,308			131,431
Total assets	$2,199,980			$1,950,672
Interest-bearing liabilities:
Interest bearing demand accounts	$310,914	$1,324	0.57%	$329,501	$839	0.34%
Money market accounts	331,660	5,582	2.25%	363,550	3,743	1.37%
Savings and club accounts	156,140	95	0.08%	181,033	77	0.06%
Certificates of deposit	493,745	17,024	4.61%	276,668	6,046	2.91%
Borrowed funds	389,627	9,494	3.25%	280,338	3,719	1.77%
Total interest-bearing liabilities	1,682,086	33,519	2.66%	1,431,090	14,424	1.34%
Non-interest-bearing NOW accounts	252,043			263,097
Non-interest-bearing liabilities	42,978			37,591
Total liabilities	1,977,107			1,731,778
Equity	222,873			218,894
Total liabilities and equity	$2,199,980			$1,950,672
Net interest income		$43,883			$46,014
Interest rate spread			2.30%			3.04%
Net interest-earning assets	$403,118			$406,697
Net interest margin(4)			2.81%			3.34%
Average interest-earning assets to average interest-bearing liabilities		123.97%			128.42%

__________________

(1)
Non-accruing loans are included in the outstanding loan balances.
(2)
Available for sale securities are reported at fair value.
(3)
Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and nine months ended June 30, 2024 and 2023.
(4)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

Net Income. Net income decreased $482,000, or 11.0%, to $3.9 million for the three months ended June 30, 2024 compared to net income of $4.4 million for the comparable period in 2023. The decrease was primarily due to increases in non-interest expense and a decrease in net interest income, partially offset by a decrease in the provision for credit losses.

Net Interest Income. Net interest income decreased $1.1 million, or 7.1%, to $14.2 million for the three months ended June 30, 2024 compared to $15.2 million for the comparable period in 2023.

Interest Income. Total interest income was $25.7 million for the three months ended June 30, 2024 compared with $21.8 million for the three months ended June 30, 2023 reflecting increases in interest rates and total yield on average interest earning assets from 4.60% for the three months ended June 30, 2023 to 5.02% for the three months ended June 30, 2024. An increase of $156.5 million in average interest earning assets also contributed to the increase in interest income.

Interest Expense. Interest expense was $11.5 million for the quarter ended June 30, 2024 compared to $6.5 million for the same period in 2023. The cost of interest-bearing liabilities increased to 2.80% for the quarter ended June 30, 2024 from 1.75% for the comparable period in 2023, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities increased $153.6 million year-over-year.

Provision for Credit Losses. For the three months ended June 30, 2024, the provision for credit losses decreased $497,000, compared the three months ended June 30, 2023. On October 1, 2023 we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in a decrease to the allowance for credit losses of $2.8 million. For the three months ended June 30, 2024, we recorded a release of the allowance for credit losses of $347,000 comprised of a release of $258,000 for loans and $89,000 for off balance sheet credit exposure. The Company did not recognize any credit losses on held-to-maturity debt securities for the year ended June 30, 2024. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for Credit Losses” below and Note 6 - Loans Receivable, Net of Allowance For Credit Losses on Loans to the unaudited consolidated financial statements. The allowance for credit losses was $15.3 million, or 0.89% of loans outstanding, at June 30, 2024, compared to $18.5 million, or 1.09% of loans outstanding, at September 30, 2023.

Non-interest Income. Noninterest income increased 9.3% to $2.1 million for the three months ended June 30, 2024, compared with $1.9 million for the three months ended June 30, 2023. Increases in service charges and fees on loans of $68,000, loan swap fees of $53,000, gain on sale of loans net of $73,000 and other noninterest income of $63,000 were partially offset by decreases in service charges and fees on deposit accounts of $63,000 and trust and investment fees of $26,000 for the quarter ended June 30, 2024 compared with the comparable period in 2023.

Non-interest Expense. Noninterest expense increased $315,000, or 2.7%, to $11.8 million for the three months ended June 30, 2023 compared with the comparable period a year earlier primarily reflecting increases in compensation and employee benefits of $149,000, occupancy and equipment of $102,000, data processing of $68,000 and FDIC premiums of $74,000, partially offset by decreases in professional fees of $5,000 and advertising of $65,000.

Income Taxes. Income tax expense decreased $235,000 to $909,000 for the three months ended June 30, 2024 from the comparable 2023 period. The effective tax rate for the three months ended June 30, 2024 and 2023 was 18.8% and 20.6%, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2024 and 2023

Net Income. Net income decreased $1.1 million, or 8.1%, to $12.8 million for the nine months ended June 30, 2024 compared to net income of $13.9 million for the comparable period in 2023. The decrease was primarily due to increases in non-interest expense and a decrease in net interest income, partially offset by decreases in the provision for credit losses and the income tax provision.

Net Interest Income. Net interest income decreased $2.1 million, or 4.6%, to $43.9 million for the nine months ended June 30, 2024 compared to $46.0 million for the comparable period in 2023.

Interest Income. Total interest income was $77.4 million for the nine months ended June 30, 2024 compared with $60.4 million for the nine months ended June 30, 2023 reflecting increases in interest rates and total yield on average interest earning assets from 4.38% for the nine months ended June 30, 2023 to 4.96% for the nine months ended June 30, 2024. An increase of $247.4 million in average interest earning assets also contributed to the increase in interest income.

Interest Expense. Interest expense was $33.5 million for the nine months ended June 30, 2024 compared to $14.4 million for the same period in 2023. The cost of interest-bearing liabilities increased to 2.66% for the nine months ended June 30, 2024 from 1.34% for the comparable period in 2023, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities increased $251.0 million year-over-year.

Provision for Credit Losses. For the nine months ended June 30, 2024, the provision for credit losses decreased $1.7 million, compared the nine months ended June 30, 2023. On October 1, 2023 we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in a decrease to the allowance for credit losses of $2.8 million. For the nine months ended June 30, 2024, we recorded a release of the allowance for credit losses of $1.2 million which was made up of a release of $609,000 for loans and $631,000 for off balance sheet credit exposure. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended June 30, 2024. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for Credit Losses” below and Note 6 - Loans Receivable, Net of Allowance For Credit Losses on Loans to the unaudited consolidated financial statements. The allowance for credit losses was $15.3 million, or 0.89% of loans outstanding, at June 30, 2024, compared to $18.5 million, or 1.09% of loans outstanding, at September 30, 2023.

Non-interest Income. Noninterest income increased 2.7% to $6.1 million for the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023. Increases in net gain on sale of loans of $191,000 and other noninterest income of $255,000 were partially offset by decreases in service charges and fees on deposit accounts of $254,000 for the quarter ended June 30, 2024 compared with the comparable period in 2023.

Non-interest Expense. Noninterest expense increased $1.2 million, or 3.4%, to $35.4 million for the nine months ended June 30, 2024 compared with the comparable period a year earlier primarily reflecting increases in occupancy and equipment of $404,000, data processing of $369,000, FDIC premiums of $561,000 and foreclosed real estate costs of $105,000, partially offset by decreases in professional fees of $299,000 and advertising of $44,000.

Income Taxes. Income tax expense decreased $306,000 to $3.0 million for the nine months ended June 30, 2024 from the comparable 2023 period. The effective tax rate for the nine months ended June 30, 2024 was 19.0% compared to 19.2% for the 2023 period.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	June 30, 2024	September 30, 2023
Non-performing assets:
Non-accruing loans	$9,246	$11,061
Loans 90+ days delinquent and accruing interest	-	-
Total non-performing loans	9,246	11,061
Foreclosed real estate	3,195	3,311
Total non-performing assets	$12,441	$14,372
Ratio of non-performing loans to total loans	0.54%	0.65%
Ratio of non-performing loans to total assets	0.41%	0.48%
Ratio of non-performing assets to total assets	0.56%	0.63%
Ratio of allowance for credit losses to total loans	0.89%	1.09%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $1.9 million from September 30, 2023 to June 30, 2024. The $9.2 million of non-accruing loans at June 30, 2024 included 21 residential loans with an aggregate outstanding balance of $2.2 million, 16 commercial and commercial real estate loans with aggregate outstanding balances of $7.0 million and four consumer loans with aggregate balances of $71,000. Within the residential loan balance were $714,000 of loans past due less than 90 days. In the quarter ended June 30, 2024, the Company identified seven residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate decreased $116,000 to $3.2 million at June 30, 2024. Foreclosed real estate consists of one commercial property.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2024, $128.0 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of June 30, 2024, we had $301.5 million of borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $896.9 million. The Company also has a fully secured $105.0 million borrowing from the Federal Reserve Bank of Philadelphia.

At June 30, 2024, we had $384.1 million in loan commitments outstanding, which included, in part, $111.1 million in undisbursed construction loans and land development loans, $57.1 million in unused home equity lines of credit, $87.6 million in commercial lines of credit and commitments to originate commercial loans, $19.9 million in performance and standby letters of credit, $104.0 million in standby letters of credit issued by the Pittsburgh FHLB on the Companies behalf and $4.5 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of June 30, 2024 totaled $435.5 million, or 77.1% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2025. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $14.2 million and $15.3 million for the nine months ended June 30, 2024 and 2023, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was $104.1 million and $(261.5) million for the nine months ended June 30, 2024 and 2023, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash (used for) provided by financing activities of $(75.7) million and $313.4 million for the nine months ended June 30, 2024 and 2023, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in 2024 or 2023.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2024 or 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 6, 2022 the Company announced the authorization of a ninth repurchase program for up to 500,000 shares of its common stock. This program has no expiration date. The Company made no purchases of its common stock under this program during the three month period ended June 30, 2024. There are currently 86,242 shares that may yet be repurchased under the program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three and nine months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ESSA BANCORP, INC.

Date: August 13, 2024	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: August 13, 2024	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer