Form 10-K
period 2024-09-30
ESSA Bancorp, Inc.
filed 2024-12-13
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2024

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

(855) 713-8001

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

As of December 11, 2024, there were 18,133,095 shares issued and 10,154,664 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2024, was $170,886,106.

DOCUMENTS INCORPORATED BY REFERENCE

•
Proxy Statement for the 2024 Annual Meeting of Stockholders of the Registrant (Part III).

i

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, inflation, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the ability to successfully complete or close transactions. Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

Item 1. Business

ESSA Bancorp, Inc.

ESSA Bancorp, Inc. (“ESSA Bancorp” or the “Company”) is a Pennsylvania-chartered holding company for ESSA Bank & Trust (the “Bank”). ESSA Bancorp owns 100% of the outstanding shares of common stock of the Bank. Since being formed in 2006, ESSA Bancorp has engaged primarily in the business of holding the common stock of the Bank. Our executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (855) 713-8001. ESSA Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board of Governors. At September 30, 2024, ESSA Bancorp had consolidated assets of $2.2 billion, consolidated deposits of $1.6 billion and consolidated stockholders’ equity of $230.4 million. Consolidated net income for the fiscal year ended September 30, 2024 was $17.0 million.

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

The Bank’s executive offices are located at 200 Palmer Street, Stroudsburg, Pennsylvania 18360. Our telephone number at this address is (855) 713-8001. Our website address is www.essabank.com.

Market Area

At September 30, 2024, our 21 community offices consisted of seven offices in Monroe County, three offices in Lehigh County, five offices in Northampton County, one office in Lackawanna County, one office in Luzerne County, one office in Chester County, two offices in Delaware County and one office in Montgomery County, Pennsylvania. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our branch offices are located. On October 1, 2024 the Haverford office, located in Delaware County, was closed, reducing our number of community offices to 20.

Monroe County is located in eastern Pennsylvania, situated 90 miles north of Philadelphia, 75 miles west of New York and 116 miles northeast of Harrisburg. Monroe County is comprised of 611 square miles of mostly rural terrain. Major industries include tourism, healthcare and educational facilities. Northampton County is located south of Monroe County and directly borders New Jersey. Lehigh County is located southwest of Monroe County. Luzerne and Lackawanna Counties are located north of Monroe County. Chester and Montgomery Counties are located south and Delaware County southwest of Monroe County. As of June 30, 2024, the most recent date for which FDIC market share data is available, we had a deposit market share of approximately 29.3% in Monroe County, which represented the largest deposit market share in Monroe County, 2.4% in Northampton County, 1.5% in Lehigh County, 0.3% in Lackawanna County, 0.7% in Luzerne County, 0.1% in Chester County, 0.1% in Montgomery County and 0.4% in Delaware County.

Lending Activities

Historically, our principal lending activity had been the origination of first mortgage loans for the purchase, construction or refinancing of one- to four-family residential real estate property. For years, we have been increasing our originations of commercial loans and commercial real estate loans in an effort to increase interest income, diversify our loan portfolio, and better serve the community. Commercial real estate loans have increased from $822.0 million or 48.3% of our total loan portfolio at September 30, 2023 to $884.6 million, or 50.3%, of our total loan portfolio at September 30, 2024. One- to four-family residential real estate mortgage loans represented $721.5 million, or 41.0% of our loan portfolio at September 30, 2024. Home equity loans and lines of credit totaled $51.3 million, or 2.9%, of our loan portfolio at September 30, 2024. Commercial loans totaled $36.8 million, or 2.1%, of our loan portfolio at September 30, 2024 and construction first mortgage loans totaled $14.9 million, or 0.8%, of the total loan portfolio at September 30, 2024. Obligations of states and political subdivisions totaled $48.6 million, or 2.8%, of our loan portfolio at September 30, 2024. Auto loans totaled $65,000 or less than 0.1% of the total loan portfolio at September 30, 2024. As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018. We originate other consumer loans on a limited basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At September 30,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$721,505	41.0%	$713,326	42.0%
Construction	14,851	0.8	16,768	1.0
Commercial	36,799	2.1	48,143	2.8
Commercial real estate	884,621	50.3	821,958	48.3
Obligations of states and political subdivisions	48,570	2.8	48,118	2.8
Home equity loans and lines of credit	51,306	2.9	48,212	2.9
Auto loans	65	-	523	0.1
Other	1,873	0.1	2,002	0.1
Total loans receivable	$1,759,590	100.0%	$1,699,050	100.0%
Allowance for credit losses	(15,306)		(18,525)
Total loans receivable, net	$1,744,284		$1,680,525

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to four- family	Construction	Commercial	Commercial Real Estate
	(Dollars in thousands)

One year or less	$506	$-	$11,592	$104,951
After one year through five years	18,925	-	14,410	358,502
After five years through 15 years	155,096	-	8,350	385,882
After 15 years	546,978	14,851	2,447	35,286
Total	$721,505	$14,851	$36,799	$884,621

	Obligations of States and Political Subdivisions	Home Equity Loans and Lines of Credit	Auto Loans	Other	Total
	(Dollars in thousands)

One year or less	$2,180	$238	$65	$175	$119,707
After one year through five years	1,128	4,074	-	1,525	398,564
After five years through 15 years	15,542	22,888	-	15	587,773
After 15 years	29,720	24,106	-	158	653,546
Total	$48,570	$51,306	$65	$1,873	$1,759,590

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2024 that are contractually due after September 30, 2025.

	Due After September 30, 2025
	Fixed	Adjustable	Total
	(In thousands)
Residential first mortgage loans:
One- to four-family	$660,002	$60,997	$720,999
Construction	6,187	8,664	14,851
Commercial	17,004	8,203	25,207
Commercial real estate	444,152	335,518	779,670
Obligations of states and political subdivisions	6,498	39,892	46,390
Home equity loans and lines of credit	29,744	21,324	51,068
Auto loans	-	-	-
Other	1,524	174	1,698
Total	$1,165,111	$474,772	$1,639,883

Loan Originations and Repayments. We originate residential mortgage loans pursuant to underwriting standards that generally conform to Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware, and Montgomery Counties, Pennsylvania. New loans are generated primarily from the efforts of employees and advertising, a network of select mortgage brokers, other parties with whom we do business, customer referrals, and from walk-in customers. Loan applications are centrally underwritten and processed at our corporate center. At September 30, 2024, $721.5 million, or 41.0%, of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios, including those that qualify for our First Time Home Buyers Program and Community First Loan Program. Private mortgage insurance is required to compensate for the risk. Fixed-rate loans are originated for terms of 10, 15, 20 and 30 years.

We also offer adjustable-rate mortgage loans which have initial fixed terms of one, three, five or seven-years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $7.1 million and $21.0 million in adjustable rate one- to four-family residential loans during the years ended September 30, 2024 and 2023, respectively. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing but involve other risks. As interest rates increase, the principal and interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Adjustment of the contractual interest rate is limited by the periodic and lifetime interest rate adjustments specified by our loan documents and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At September 30, 2024, $61.5 million, or 8.5%, of our one- to four-family residential loans had adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are generated by our loan originators. Eligible properties include primary and vacation homes located in Monroe, Northampton, Lackawanna, Luzerne, Lehigh, Chester, Delaware, and Montgomery Counties, Pennsylvania and secondarily in other Pennsylvania counties contiguous to our primary market area. As of September 30, 2024, home equity loans and lines of credit totaled about $51.3 million, or 2.9% of our loan portfolio.

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

Commercial Real Estate Loans. At September 30, 2024, $884.6 million, or 50.3%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office and industrial buildings, multi-family, mixed-use properties and other commercial properties. We generally originate fixed rate commercial real estate loans with an initial term of five to seven years and a repricing option, and a maximum term of up to 25 years for existing properties and 30 years for new construction. The maximum loan-to-value ratio for most commercial real estate loans is 75% to 80%.

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

First Mortgage Construction Loans. At September 30, 2024, $14.9 million, or 0.8%, of our total loan portfolio consisted of first mortgage construction loans. Our first mortgage construction loans are for the construction of residential properties. We currently offer fixed- and adjustable-rate residential first mortgage construction loans. First mortgage construction loans are generally structured for permanent mortgage financing once the construction is completed. First mortgage construction loans will generally be made in amounts of up to 80% of the appraised value of the completed property, or the actual cost of the improvements. First mortgage construction loans require only the payment of interest during the construction period. Once converted to permanent financing, they generally repay over a 30-year period. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

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

Commercial Loans. At September 30, 2024, $36.8 million, or 2.1%, of our loan portfolio, consisted of commercial loans. We generally offer commercial loans to businesses located in our primary market area. The commercial loan portfolio includes lines of credit, equipment loans, vehicle loans, improvement loans and term loans. These loans are primarily secured by vehicles, machinery and equipment, inventory, accounts receivable, marketable securities, deposit accounts and real estate.

Obligations of States and Political Subdivisions. At September 30, 2024, $48.6 million, or 2.8%, of our total loan portfolio consisted of loan transactions including tax and revenue anticipation notes, general obligation notes, and authority general revenue notes. The financial strength of the state or political subdivision, type of transaction, relationship efforts, and profitability of return are considered when pricing and structuring each transaction.

Auto Loans. At September 30, 2024, $65,000, or less than 0.1%, of our total loan portfolio consisted of auto loans. Although collateralized, these loans require stringent underwriting standards and procedures. Each loan decision is based primarily on the credit history of the individual(s) and their ability to repay the loan. Collision and comprehensive insurance is required and the Bank must be listed as the loss payee. As previously disclosed, the Bank discontinued originating indirect auto loans in July 2018.

Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits and personal unsecured loans. At September 30, 2024, these other loans totaled $1.9 million, or 0.1%, of the total loan portfolio.

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

Non-performing Loans. At September 30, 2024, $9.0 million, or 0.51% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $6.4 million at September 30, 2024. Two loan relationships accounted for $5.1 million of the total non-accrual commercial real estate loans. Non-performing residential first mortgage loans totaled $2.0 million at September 30, 2024.

Real Estate Owned. At September 30, 2024, the Company had $3.2 million of real estate owned consisting of one property. This property is being actively marketed and additional losses may occur.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans:
One- to four-family	$1,955	$2,569
Construction	-	-
Commercial	1,136	652
Commercial real estate	5,876	7,763
Home equity loans and lines of credit	35	47
Auto loans	1	-
Other	23	30
Total	9,026	11,061
Accruing loans 90 days or more past due:
Residential first mortgage loans:
One- to four-family	-	-
Construction	-	-
Commercial	-	-
Commercial real estate	-	-
Home equity loans and lines of credit	-	-
Auto Loans	-	-
Other	-	-
Total loans 90 days or more past due and accruing	-	-
Total non-performing loans	9,026	11,061
Real estate owned	3,195	3,311
Other repossessed assets	-	-
Total non-performing assets	$12,221	$14,372
Ratios:
Total non-performing loans to total loans	0.51%	0.65%
Total non-performing loans to total assets	0.41%	0.48%
Total non-performing assets to total assets	0.56%	0.63%

At September 30, 2024, the principal balance of loan modifications was $6.0 million as compared to $7.8 million at September 30, 2023. All of the $6.0 million of loan modifications at September 30, 2024 were non-accrual loans.

Loan modifications at September 30, 2024 were comprised of four residential loans totaling $146,000, six commercial real estate loans totaling $5.8 million and one home equity loan totaling $20,000.

For the year ended September 30, 2024, one loans totaling $202,000 was removed from modification status due to the completion of timely payments or paying off the balance.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2024
Residential first mortgage loans:
One- to four-family	7	$760	2	$1,117	9	$1,877
Construction	-	-	-	-	-	-
Commercial	-	-	1	210	1	210
Commercial real estate	1	2,673	4	455	5	3,128
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	1	22	-	-	1	22
Auto loans	-	-	1	1	1	1
Other	-	-	1	23	1	23
Total	9	$3,455	9	$1,806	18	$5,261
At September 30, 2023
Residential first mortgage loans:
One- to four-family	5	$199	10	$2,045	15	$2,244
Construction	-	-	-	-	-	-
Commercial	-	-	3	250	3	250
Commercial real estate	-	-	4	865	4	865
Obligations of states and political subdivisions	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	1	21	1	21
Auto loans	1	1	-	-	1	1
Other	3	33	-	-	3	33
Total	9	$233	18	$3,181	27	$3,414

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

At September 30, 2024, the Company classified approximately $24.5 million of our assets as Special Mention, of which $23.7 million were commercial and commercial real estate loans, and $11.7 million as Substandard, of which $10.5 million were commercial and commercial real estate loans. No loans were classified Doubtful or Loss. At September 30, 2023, we classified approximately $4.3 million of our assets as Special Mention, of which $3.2 million were commercial and commercial real estate loans, and $14.3 million as Substandard, of which $12.7 million were commercial and commercial real estate loans. No loans were classified as Doubtful or Loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Credit Losses

Our allowance for credit losses is maintained at a level necessary to absorb credit losses that are both probable and reasonably estimable. Management, in determining the allowance for credit losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The allowance for credit losses is evaluated on a quarterly basis by management, with assistance from a third-party provider and incorporates a discounted cash flow model utilizing various government and industry forecasts and is impacted by the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential loans with credit loss. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific credit loss allowances are established for identified losses based on a review of such information. A loan evaluated for credit loss is considered to be have a credit loss when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as having a credit loss are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan credit loss is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable credit losses, future loss provisions may be necessary based on changing economic conditions. Payments received on individually evaluated loans with credit loss generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for credit losses as of September 30, 2024 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At or For the Years Ended September 30,
	2024	2023
	(Dollars in thousands)
Balance at beginning of year	$18,525	$18,528
Charge-offs:
Residential first mortgage loans:
One- to four-family	-	-
Construction	-	-
Commercial	(22)	(269)
Commercial real estate	(15)	(615)
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	(32)	-
Auto loans	(5)	(28)
Other	(10)	-
Total charge-offs	(84)	(912)
Recoveries:
Residential first mortgage loans:
One- to four-family	14	45
Construction	-	-
Commercial	-	-
Commercial real estate	188	20
Obligations of states and political subdivisions	-	-
Home equity loans and lines of credit	6	66
Auto loans	12	78
Other	-	-
Total recoveries	220	209
Net (charge-offs) recoveries	136	(703)
(Release of) Provision for credit losses	(600)	700
Impact of adopting ASC 326	(2,755)	-
Balance at end of year	$15,306	$18,525
Net charge-offs to average loans outstanding:
Residential first mortgage loans:
One- to four-family	0.00%	0.00%
Construction	0.00%	0.00%
Commercial	0.05%	(0.04)%
Commercial real estate	0.00%	(0.02)%
Obligations of states and political subdivisions	0.00%	0.00%
Home equity loans and lines of credit	0.05%	0.00%
Auto loans	0.00%	0.00%
Other	0.58%	0.00%
Total Net (charge-offs) recoveries	0.68%	(0.06)%
Credit quality ratios:
Allowance for credit losses to non-performing loans at end of year	169.58%	167.48%
Allowance for credit losses to total loans at end of year	0.87%	1.09%

See “Non-Performing Loans and Problem Assets.” There can be no assurance that we will not experience a deterioration of our loan portfolio, including increases in non-performing loans, problem assets and charge-offs, in the future.

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	2024			2023
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential first mortgage loans:
One- to four-family	$5,379	35.14%	41.00%	$4,897	26.43%	41.98%
Construction	268	1.75	0.84	183	0.99	0.99
Commercial	760	4.97	2.09	941	5.08	2.84
Commercial real estate	7,815	51.06	50.27	11,983	64.69	48.28
Obligations of states and political subdivisions	281	1.84	2.76	110	0.59	2.84
Home equity loans and lines of credit	773	5.05	2.92	346	1.87	2.84
Auto loans	2	0.01	0.01	2	0.01	0.13
Other	28	0.18	0.11	22	0.12	0.10
Total allocated allowance	15,306	100.00	100.00	18,484	99.78	100.00
Unallocated allowance	-	-	-	41	0.22	-
Total allowance for credit losses	$15,306	100.00%	100.00%	$18,525	100.00%	100.00%

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

The aggregate fair value of our FHLB-Pittsburgh common stock as of September 30, 2024 was $18.6 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB-Pittsburgh common stock at September 30, 2024 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB-Pittsburgh.

Evaluation of Securities Portfolio. The Bank measures expected credit losses on available-for-sale debt securities when the Bank does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors.

The Bank measures expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio not carried at fair value at September 30, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities	$-	-%	$-	$-%	$3,723	1.33%	$41,204	1.64%	$44,927	$39,373	1.61%
U.S. government agency securities	-	-	-	-	2,451	2.03	-	-	2,451	2,146	2.03
Total investment securities held to-maturity	$-	-%	$-	-%	$6,174	1.61%	$41,204	1.74%	$47,378	$41,519	1.63%

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

At September 30, 2024, our deposits totaled $1.6 billion. Interest-bearing demand, savings and club, and money market deposits totaled $790.4 million at September 30, 2024. At September 30, 2024, we had a total of $582.1 million in certificates of deposit. Noninterest-bearing demand deposits totaled $256.6 million.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At September 30, 2024, we had brokered certificates of deposits totaling $252.0 million.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended September 30,
	2024			2023
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand accounts	$253,441	16.34%	-%	$262,089	18.10%	-%
Interest bearing demand accounts	307,427	19.82%	0.83%	330,772	22.85%	0.67%
Money market	323,447	20.86%	2.31%	358,520	24.76%	1.48%
Savings and club	153,903	9.93%	0.08%	177,576	12.26%	0.06%
Certificates of deposit	512,511	33.05%	4.52%	318,937	22.03%	3.07%
Total deposits	$1,550,729	100.00%	2.15%	$1,447,894	100.00%	1.20%

As of September 30, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $482.1 million. In addition, as of September 30, 2024, the portion of certificates of deposit in excess of the FDIC insurance limit which are included in uninsured deposits previously noted was $84.2 million. The following table sets forth the maturity of those certificates as of September 30, 2024.

At September 30, 2024
(In thousands)
Three months or less	$19,805
Over three months through six months	38,743
Over six months through one year	10,300
Over one year	15,393
Total	$84,241

At September 30, 2024, $462.4 million of our certificates of deposit had maturities of one year or less.

Borrowings

At September 30, 2024, we had the ability to borrow approximately $890.7 million under our credit facilities with the FHLB-Pittsburgh.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking, electronic banking solutions and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. As of September 30, 2024, the Bank had the largest deposit market share in Monroe County, Pennsylvania. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees and Human Capital Resources

As of September 30, 2024, we had 236 full-time employees, and 17 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The FDIC charges insured depository institutions risk-based assessments to maintain the DIF. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. Assessments for most banks are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. . As of January 1, 2024, the assessment range (inclusive of possible adjustments) for institutions of the Bank’s size is 2.5 basis points to 32 basis points of total assets less tangible equity.

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank elected to opt out of this requirement. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Institutions with total consolidated assets of less than $10 billion that meet certain other requirements (including off-balance sheet exposure of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 8.5% for calendar year 2021 and 9% thereafter. Eligible institutions with a capital level meeting or exceeding the specified requirement and electing to use the community bank leverage ratio framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the community bank leverage ratio requirements or comply with the general capital regulations, including the risk-based capital requirements. The Bank did not opt into the community bank leverage ratio framework as of September 30, 2024.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At September 30, 2024, the Bank’s capital exceeded all applicable requirements.

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

As of September 30, 2024, the Bank was a “well-capitalized institution” under the Prompt Corrective Action regulations.

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

On October 24, 2024, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank,” and banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Taxable Distributions and Recapture. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definition tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should the Bank make certain distributions from its tax bad debt reserve or cease to maintain a financial institution charter. At September 30, 2024, the Bank’s total federal pre-1988 reserve was approximately $4.6 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The alternative minimum tax for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 100% for the tax years beginning after December 31, 2018 of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At September 30, 2024, the Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2019 are limited to offset a maximum of 80% of a future year’s taxable income. At September 30, 2024, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. ESSA Bancorp’s federal income tax returns have not been audited in the most recent three-year period. The 2020, 2021, 2022 and 2023 tax years remain open. The tax returns filed for the fiscal years ended September 30, 2021, 2022 and 2023 represents tax years 2020, 2021, and 2022, respectively. The Company has not yet filed its tax return for the fiscal year ended September 30, 2024 which represents the 2023 tax year.

State Taxation

ESSA Bancorp, Inc. is subject to the Pennsylvania Corporate Net Income Tax. The Corporation Net Income Tax rate for fiscal year 2024 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings or income received or accrued from all sources during the year, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter, can be carried forward three years for Mutual Thrift Institutions Tax purposes.

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

Inflation rose sharply at the end of 2021 and remained at an elevated level through 2023 and early 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates may result in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their loans in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Alternatively, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2024, the fair value of our investment securities available for sale totaled $215.9 million. Unrealized net losses on these available for sale securities totaled approximately $10.6 million at September 30, 2024 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity by estimating the change in the Bank’s Economic Value of Equity (“EVE”) over a range of interest rate scenarios. EVE is the net present value of the Company’s asset cash flows minus the net present value of the Company’s liability cash flows. At September 30, 2024, in the event of an immediate 200 basis point increase in interest rates, the Company’s model projects that we would experience a $2.4 million, or 4.0%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

A significant portion of our assets consists of investment securities, which generally have lower yields than loans, and we classify a significant portion of our investment securities as available for sale, which creates potential volatility in our equity and may have an adverse impact on our net income.

As of September 30, 2024, our securities portfolio totaled $263.2 million, or 12.0% of our total assets. Investment securities typically have lower yields than loans. However, for the year ended September 30, 2024, the weighted average yield of our investment securities portfolio was 5.13%, as compared to 5.10% for our loan portfolio.

At September 30, 2024, $215.9 million, or 82.0% of our investment securities, were classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the significant size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

Our Continued Emphasis on Commercial Real Estate Lending Increases Our Exposure to Increased Lending Risks.

Our business strategy centers on continuing our emphasis on commercial real estate lending. We have grown our loan portfolio in recent years with respect to this type of loan and intend to continue to emphasize this type of lending. At September 30, 2024, $884.6 million, or 50.3%, of our total loan portfolio consisted of commercial real estate loans. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the commercial real estate loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

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

Among other sources of funds, we rely on wholesale funding, including short- and long-term borrowings, brokered deposits and non-brokered deposits acquired through listing services, to provide funds with which to make loans, purchase investment securities and provide for other liquidity needs. On September 30, 2024, wholesale funding totaled $567.8 million, or approximately 26.0% of total assets.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Incident Response Plan

The Board of Directors is responsible for overseeing the risks from cybersecurity threats.

ESSA Bank and Trust has adopted an Incident Response Plan (the “IR PPlan”) for responding to cybersecurity incidents. This IR Plan applies to both potential and actual incidents. The IR Plan should be invoked in any context where the Bank believes that an incident may have occurred. The IR Plan applies to all employees, contractors, and third parties. The objectives of the IR Plan are to ensure the protection of customer data and all organization assets from security incidents and ensure timely detection, mitigation, and communication of security incidents to appropriate parties.

Implementation of the IR Plan requires cross-functional efforts from across the organization. The roles/functions involved and the related responsibilities in enforcing the IR Plan are spread across the entire organization of the Bank’s senior.

Once the possibility of a cybersecurity incident has been noted, employees assigned to appropriate teams do the necessary research and analysis to confirm either that there is an incident requiring additional action, or that no further action is necessary. This will typically involve some combination of Operations and Information Technology. If an incident is confirmed, an incident response team is formed, and the team takes steps to contain the incident to limit damage, eradicate the incident to restore our full control of all Bank systems and eliminate unauthorized access, and recover data and full functionality. Detection and analysis continue during this phase as necessary to ensure that this phase has been successfully executed. This phase also involves communication as needed with employees, customers, partners and service providers, legal representatives, insurance provider, law-enforcement authorities, and regulatory bodies as necessary and appropriate.

In the post-incident phase, the Bank analyzes the root cause of the incident, identifies any changes that need to be made to policies, procedures, training, documentation, and technology to protect against similar incidents in the future, and institutes a plan to implement them. In addition, the Bank undertakes any additional communication with the necessary parties and the public, if appropriate, and the Bank’s legal representatives, insurance provider, law-enforcement authorities, and regulatory bodies as appropriate to fully address the impact of the incident, and fully documents the entire incident.

During the fiscal year ended September 30, 2024, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations, or financial condition.

Item 2. Properties

At September 30, 2024, the Company and the Bank conducted our business through 21 full-service branch offices located in Monroe, Northampton, Lehigh, Lackawanna, Luzerne, Chester, Delaware and Montgomery Counties, Pennsylvania. We own 13 properties and lease 12 properties inclusive of the 21 full service-branch offices referred to above. On October 1, 2024 the Haverford office, located in Delaware County, was closed.

The net book value of our premises, land and equipment was $11.3 million at September 30, 2024.

Item 3. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations. The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery were completed, and the Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order, and severed one of the original plaintiffs’ claims from those of the class, ordering a separate trial for that plaintiff. Plaintiffs sought permission to appeal from these and other related rulings but the court denied their request. Plaintiffs have filed a motion seeking relief from some of the court’s prior orders. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the Nasdaq Global Market under the symbol “ESSA.” The approximate number of holders of record of ESSA Bancorp’s common stock as of September 30, 2024 was 1,622. Certain shares of ESSA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

On May 25, 2022 the Company announced that its Board of Directors had approved a tenth stock repurchase program for up to 500,000 shares of its common stock. The Company has purchased 303,609 shares pursuant to this plan during the fiscal year ended September 30, 2024. As of September 30, 2024, 86,242 shares remain to be purchased under the agreement. The Company may repurchase the shares from time to time through open market purchases, privately negotiated stock transactions or in any other manner that is compliant with applicable securities law. The plan has no expiration date.

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

Allowance for Credit Losses.The following discussion is regarding the critical accounting estimates related to the application of current expected credit losses ("CECL"), which was adopted on October 1, 2023.

The allowance for credit losses (ACL) represents an amount which, in management’s judgment, is adequate to absorb expected credit losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics to the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes the discounted cash flow method for calculating the ACL. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices and commercial real estate prices, gross domestic product and other relevant factors. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense. Specific credit loss allowances are established for identified losses based on a review of such information. A loan evaluated for credit loss is considered to be have a credit loss when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as having a credit loss are evaluated independently. We do not aggregate such loans for evaluation purposes

Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the ACL is reviewed quarterly by management. Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes in the interest rate environment which may directly impact prepayment and curtailment rate assumption, and changes in the financial condition of the borrowers.

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in fiscal 2024 or fiscal 2023.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in fiscal 2024 or fiscal 2023.

Comparison of Financial Condition at September 30, 2024 and September 30, 2023

Total Assets. Total assets decreased $105.5 million, or 4.6%, to $2.2 billion at September 30, 2024, compared to $2.3 billion at September 30, 2023. The decrease primarily reflects a decrease in investments securities available for sale and total cash and cash equivalents partially offset by growth in total net loans outstanding.

Cash and Due from Banks. Cash and due from banks decreased $325,000, or 0.8%, to $38.7 million at September 30, 2024 from $39.0 million at September 30, 2023.

Interest-Bearing Deposits with Other Institutions. Interest-bearing deposits with other institutions decreased $36.5 million, or 78.7%, to $9.9 million at September 30, 2024 from $46.4 million at September 30, 2023.

Investment Securities Available for Sale and Held to Maturity. Investment securities available for sale decreased $118.2 million, or 35.4%, to $215.9 million at September 30, 2024 from $334.1 million at September 30, 2023. The decrease was due primarily to decreases in US government treasury securities of $123.6 million and US government agency securities of $22.7 million The Company purchased $125.0 million of US government treasury securities and $25.0 million of US government agency securities during the quarter ended September 30, 2023 that matured during fiscal year 2024. Held to maturity securities decreased $4.9 million to $47.4 million at September 30, 2024.

Net Loans. Net loans increased $63.8 million, or 3.8%, to $1.7 billion at September 30, 2024 from September 30, 2023. The primary reasons for the increase were increases in residential real estate loans, obligations of states and political subdivisions, commercial real estate loans and home equity loans and lines of credit, offset in part by decreases in construction loans, commercial loans, other loans and auto loans. Commercial real estate loans increased by $62.7 million to $884.6 million at September 30, 2024 from $822.0 million at September 30, 2023. Commercial loans decreased $11.3 million to $36.8 million at September 30, 2024 from $48.1 million at September 30, 2023. Obligations of states and political subdivisions increased by $452,000 to $48.6 million at September 30, 2024 from $48.1 million at September 30, 2023. One- to four-family loans increased by $8.2 million to $721.5 million at September 30, 2024 from $713.3 million at September 30, 2023. Home equity loans and lines of credit increased by $3.1 million to $51.3 million at September 30, 2024 from $48.2 million at September 30, 2023. Auto loans decreased $458,000 to $65,000 at September 30, 2024 from $523,000 at September 30, 2023. The Company discontinued indirect auto lending in July 2018.

Deposits. Deposits decreased by $32.0 million, or 1.9%, to $1.6 billion at September 30, 2024, primarily as a result of decreases in interest bearing demand accounts, money market accounts, savings accounts and non-interest bearing demand accounts partially offset by an increase in certificates of deposit. Noninterest bearing demand accounts were $256.6 million, down 8.5% from September 30, 2023. Interest bearing demand accounts decreased to $312.7 million from September 30, 2023. Money market accounts were $334.6 million at September 30, 2024, down 8.8% from September 30, 2023. Certificates of deposit increased to $582.1 million from $504.1 million at September 30, 2023.

Borrowed Funds. Borrowed funds, short term and other, decreased to $290.0 million at September 30, 2024 from $374.7 million at September 30, 2023. FHLB borrowings were $290.0 million at September 30, 2024.

Stockholders’ Equity. Stockholders’ equity increased by $10.7 million, or 4.9%, to $230.4 million at September 30, 2024 from $219.7 million at September 30, 2023. The increase was primarily due to net income of $17.0 million and other comprehensive income of $2.9 million partially offset by treasury shares purchased of $5.1 million and cash dividends paid of $5.9 million.

Comparison of Operating Results for the Years Ended September 30, 2024 and September 30, 2023

Net Income. Net income decreased by $1.6 million, or 8.5%, to $17.0 million for the fiscal year ended September 30, 2024 from $18.6 million for the fiscal year ended September 30, 2023. The decrease was primarily due to an increase in noninterest expense and a decrease in net interest income partially offset by decreases in the provision for credit losses and income taxes and an increase in noninterest income.

Net Interest Income. Net interest income decreased by $3.3 million, or 5.3%, to $58.3 million for fiscal year 2024 from $61.5 million for fiscal year 2023, primarily due to an increase in total interest expense from deposits and short-term borrowings partially offset by increases in interest income.

Interest Income. Interest income increased $18.0 million, or 21.0%, to $103.5 million for fiscal year 2024 from $85.5 million for fiscal year 2023. The increase resulted from an increase of 47 basis points in the overall yield on interest earning assets to 4.98% from 4.51%, which had the effect of increasing interest income by $9.2 million along with an increase of $181.0 million in average interest earning assets, which had the effect of increasing interest income by $8.7 million. The increase in average interest earning assets during 2024 compared to 2023 included increases in average loans receivable of $144.0 million. Average mortgage backed securities increased $8.6 million, average FHLB stock increased $1.7 million and average investment securities increased $2.9 million. The average yield on loans increased to 5.10% for the fiscal year 2024, from 4.65% for the fiscal year 2023. The average yields on investment securities increased to 5.13% for fiscal year 2024 from 4.50% for fiscal year 2023 and the average yields on mortgage backed securities increased to 3.24% for fiscal 2024 from 2.79% for the fiscal 2023 period.

Interest Expense. Interest expense increased $21.2 million, or 88.7%, to $45.2 million for fiscal year 2024 from $23.9 million for fiscal year 2023. The increase in interest expense resulted from a 109 basis point increase in the overall cost of interest bearing liabilities to 2.70% for fiscal 2024 from 1.61% for fiscal 2023 which had the effect of increasing interest expense by $12.6 million along with an increase in average interest bearing liabilities which had the effect of increasing interest expense by $8.5 million. For fiscal 2024, average borrowed funds increased $68.3 million compared to fiscal 2023. Average savings and club accounts decreased by $23.7 million, average interest bearing demand deposit accounts decreased $23.3 million, average money market accounts decreased $35.1 million and average certificates of deposit increased $193.6 million. The cost of money market accounts increased to 2.31 % for fiscal year 2024 from 1.48% for fiscal year 2024. The cost of interest bearing demand deposit accounts increased to 0.83 % for fiscal year 2024 from 0.67% for fiscal year 2024. The cost of savings and club accounts increased to 0.08% for fiscal year 2024 from 0.06% for fiscal 2023. The cost of certificates of deposit increased to 4.52% from 3.07% and the cost of borrowed funds increased to 3.18% from 2.14% for fiscal years 2024 and 2023, respectively.

Provision for Credit Losses. The Company establishes provisions for credit losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.On October 1, 2023 we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in a decrease to the allowance for credit losses of $2.8 million. The Company made a credit loss release of $1.4 million for fiscal year 2024 compared to a credit loss provision of 700,000 for fiscal year 2023. The Company did not recognize any credit losses on held-to-maturity debt securities for the year ended September 30, 2024. For more information about our provision and allowance for credit losses and our loss experience, see Note 4 - Loans Receivable, Net of Allowance For Credit Losses on Loans to the unaudited consolidated financial statements.The allowance for credit losses was $15.3 million, or 0.87% of loans outstanding, at September 30, 2024, compared to $18.5 million, or 1.09% of loans outstanding, at September 30, 2023.

Determining the amount of the allowance for credit losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for credit losses based on the factors set forth in the preceding paragraph. Historically, the Bank’s loan portfolio has consisted primarily of one- to four-family residential mortgage loans. However, our current business plan calls for increases in commercial real estate loan originations. As management evaluates the allowance for credit losses, the increased risk associated with larger non-homogenous commercial real estate may result in large additions to the allowance for credit losses in future periods. Loans secured by commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Although we believe that we use the best information available to establish the allowance for credit losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the FDIC, as an integral part of its examination process, will periodically review our allowance for credit losses. This agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-Interest Income. Non-interest income increased $298,000, or 3.8%, to $8.2 million for the year ended September 30, 2024, from $7.9 million for the comparable 2023 period. The increase was primarily due to increases in loss on sale of investments, net of $121,000, earnings on bank owned life insurance of $145,000, gain on sale of loans, net of $203,000 and other noninterest income of $274,000. These increases were offset, in part, by decreases in service fees on deposit accounts of $267,000, insurance commissions of $57,000, service charges and fees on loans of $19,000 and loan swap fees of $100,000.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 2.6%, to $46.9 million for fiscal year 2024 from $45.7 million for the comparable period in 2023. The primary reasons for the increase in noninterest expense were increases in compensation and employee benefits of $285,000, occupancy and equipment of $501,000, data processing of $489,000, FDIC insurance premiums of $560,000, advertising of $32,000, and other expenses of $18,000. These increases were partially offset by decreases in professional fees of $465,000 and foreclosed real estate of $130,000.

Income Taxes. Income tax expense of $4.0 million was recognized for fiscal year 2024 compared to an income tax expense of $4.5 million recognized for fiscal year 2023. The effective tax rate for the year ended September 30, 2024 was 18.9% compared to 19.5% for the 2023 period.

Average Balance Sheets for the Years Ended September 30, 2024 and 2023

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$1,720,732	$87,688	5.10%	$1,576,764	$73,329	4.65%
Investment securities
Taxable (3)	118,440	6,119	5.17%	115,574	5,229	4.52%
Exempt from federal income tax (3) (4)	1,859	42	2.86%	1,858	42	2.86%
Total investment securities	120,299	6,161	5.13%	117,432	5,271	4.50%
Mortgage-backed securities	173,693	5,633	3.24%	165,125	4,605	2.79%
Regulatory stock	18,401	1,599	8.69%	16,709	1,333	7.98%
Other	44,863	2,376	5.30%	20,958	961	4.59%
Total interest-earning assets	2,077,988	103,457	4.98%	1,896,988	85,499	4.51%
Allowance for credit losses	(16,228)			(18,485)
Noninterest-earning assets	130,376			132,826
Total assets	$2,192,136			$2,011,329
Interest-bearing liabilities:
Interest bearing demand accounts	307,427	2,541	0.83%	330,772	2,217	0.67%
Money market accounts	323,447	7,466	2.31%	358,520	5,294	1.48%
Savings and club accounts	153,903	121	0.08%	177,576	102	0.06%
Certificates of deposit	512,511	23,194	4.52%	318,937	9,786	3.07%
Borrowed funds	373,917	11,856	3.18%	305,623	6,546	2.14%
Total interest-bearing liabilities	1,671,205	45,178	2.70%	1,491,428	23,945	1.61%
Non-interest bearing demand accounts	253,441			262,089
Noninterest-bearing liabilities	43,240			38,283
Total liabilities	1,967,886			1,791,800
Equity	224,250			219,529
Total liabilities and equity	$2,192,136			$2,011,329
Net interest income		$58,279			$61,554
Interest rate spread			2.28%			2.90%
Net interest-earning assets	$406,783			$405,560
Net interest margin (5)			2.80%			3.24%
Average interest-earning assets to average interest-bearing liabilities		124.34%			127.19%

(1)
Non-accruing loans are included in the outstanding loan balances.

(2)
Interest income on loans includes net amortized costs on loans totaling $448,000 in 2024 and $486,000 in 2023.
(3)
Held to maturity securities are reported as amortized cost. Available for sale securities are reported at fair value.
(4)
Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21%.
(5)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments for 2024 or 2023.

	For the Years Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$6,971	$7,388	$14,359
Investment securities	131	759	890
Mortgage-backed securities	250	778	1,028
Regulatory stock	142	124	266
Other	1,246	169	1,415
Total interest-earning assets	8,740	9,218	17,958
Interest-bearing liabilities:
Interest bearing demand accounts	(136)	460	324
Money market accounts	(459)	2,631	2,172
Savings and club accounts	(13)	32	19
Certificates of deposit	7,540	5,868	13,408
Borrowed funds	1,673	3,637	5,310
Total interest-bearing liabilities	8,605	12,628	21,233
Net change in interest income	$135	$(3,410)	$(3,275)
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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2024, the level of net interest income at risk in a 200 basis points increase or a 200 basis point decrease was within the Company’s policy limit of a decline less than 10% of net interest income.

The following table sets forth the results of the twelve month projected net interest income model as of September 30, 2024.

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount $	Change $	Change (%)
	(Dollars in thousands)

-400	60,133	(182)	(0.3)
-300	60,728	413	0.7
-200	60,760	445	0.7
-100	60,745	430	0.7
Static	60,315	-	-
+100	59,732	(583)	(1.0)
+200	58,710	(1,605)	(2.7)
+300	57,904	(2,411)	(4.0)
+400	57,053	(3,262)	(5.4)

The above table indicates that as of September 30, 2024, in the event of a 400 basis point instantaneous increase in interest rates, the Company would experience an 5.4%, or $3.3 million, decrease in net interest income. In the event of a 400 basis point decrease in interest rates, the Company would experience a 0.3%, or $182,000, decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in the economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of September 30, 2024.

	Economic Value of Equity
Change in Interest Rates in Basis Points	Amount $	Change $	Change (%)
	(Dollars in thousands)
-400	215,286	(43,674)	(16.9)
-300	258,944	(16)	(0.0)
-200	267,303	8,343	3.2
-100	267,414	8,454	3.3
Flat	258,960	-	-
+100	246,902	(12,058)	(4.7)
+200	229,340	(29,620)	(11.4)
+300	214,038	(44,922)	(17.3)
+400	198,568	(60,392)	(23.3)

The preceding table indicates that as of September 30, 2024, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 23.3%, or $60.4 million, decrease in the present value of equity. If rates were to decrease 400 basis points, the Company would experience a 16.9%, or $43.7 million, decrease in the present value of equity.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2024, $48.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities, increases in deposit accounts and borrowings. There were $9.3 million in short-term investment securities (maturing in one year or less) at September 30, 2024. As of September 30, 2024, we had $290 million in borrowings outstanding from the FHLB-Pittsburgh. We have access to FHLB advances of up to approximately $890.7 million.

At September 30, 2024, we had $418.1 million in loan commitments outstanding, which included $111.6 million in undisbursed construction loans, $57.5 million in unused home equity lines of credit, $75.7 million in commercial lines of credit and $173.3 million in other unused commitments. Certificates of deposit due within one year of September 30, 2024 totaled $462.4 million, or 79.4% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2025. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $15.1 million and $20.9 million for the years ended September 30, 2024 and 2023, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by (used for) investing activities was $75.4 million and $(377.1) million in fiscal years 2024 and 2023, respectively, principally reflecting our loan and investment security activities in the respective periods. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $171.3 million and $26.2 million in the years ended September 30, 2024 and 2023, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash (used for) provided by financing activities of $(127.3) million in fiscal year 2024, and $413.7 million in fiscal year 2023.

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

For fiscal year 2024, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities. The Company used derivative financial instruments as part of its interest rate hedging activities in 2024.

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

(b)
Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSA Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

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

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company’s insider trading policy and the directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “— Directors and Executive Officers,” “— Corporate Governance and Code of Ethics and Business Conduct” and “— Board Meetings and Committees” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year end (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information, as of September 30, 2024 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—	$—	202,090
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	202,090

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
Report of Independent Registered Public Accounting Firm
(C)
Consolidated Balance Sheet - at September 30, 2024 and 2023
(D)
Consolidated Statement of Income - Years ended September 30, 2024 and 2023
(E)
Consolidated Statement of Comprehensive Income (Loss) – Years ended September 30, 2024 and 2023
(F)
Consolidated Statement of Changes in Stockholders’ Equity - Years ended September 30, 2024 and 2023
(G)
Consolidated Statement of Cash Flows - Years ended September 30, 2024 and 2023
(H)
Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.(a)(3) Exhibits

3.1	Articles of Incorporation of ESSA Bancorp, Inc.(1)

3.2	Bylaws of ESSA Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of ESSA Bancorp, Inc.(1)

4.2	Description of Capital Stock of ESSA Bancorp, Inc.(2)

10.1	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Gary S. Olson dated April 23, 2013(3)

10.2	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Allan A. Muto dated January 3, 2022(4)

10.3	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Peter A. Gray dated January 3, 2022(4)

10.4	Amended and Restated Employment Agreement between ESSA Bancorp, Inc., ESSA Bank & Trust and Charles D. Hangen dated January 3, 2022(4)

10.5	Supplemental Executive Retirement Plan(5)

10.6	Endorsement Split Dollar Life Insurance Agreement for Gary S. Olson(5)

10.7	Endorsement Split Dollar Life Insurance Agreement for Allan A. Muto(5)

10.8	Endorsement Split Dollar Life Insurance Agreement for Charles D Hangen(5)

10.9	Endorsement Split Dollar Life Insurance Agreement for Ms. Weekes and Messrs. Henning, Kutteroff, Selig, and Regan(5)

10.10	ESSA Bancorp, Inc. 2016 Equity Incentive Plan(6)

10.11	ESSA Bank & Trust Performance Based Long-Term Incentive Plan(7)

10.12	ESSA Bank & Trust Amended and Restated Executive/Management Annual Incentive Compensation Plan(8)

19.1	ESSA Bancorp, Inc. Policies and Procedures Regarding Insider Trading and the Confidentiality of Information

21	Subsidiaries of Registrant

23	Consent of S.R. Snodgrass, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	ESSA Bank and Trust Clawback Plan(9)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive data File (formatted as Inline XBRL and contained in Exhibit 101)

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
7
Incorporated by reference to ESSA Bancorp, Inc’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2019.
8
Incorporated by reference to ESSA Bancorp, Inc’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2021.
9
Incorporated by reference to ESSA Bancorp, Inc’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2023.

Item 16. Form 10-K Summary

None.

ESSA BANCORP, INC. AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Management assessed the Company’s system of internal control over financial reporting as of September 30, 2024, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concludes that, as of September 30, 2024, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”.

/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer

December 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ESSA Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ESSA Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2024 and 2023; the related consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective October 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

PITTSBURGH, PA	PHILADELPHIA, PA	WHEELING, WV	STEUBENVILLE, OH
2009 Mackenzie Way • Suite340	161 Washington Street • Suite 200	980 National Road	511 N. FourthStreet
Cranberry Township, PA 16066	Conshohocken, PA 19428	Wheeling, WV 26003	Steubenville, OH43952
(724) 934-0344	(610) 278-9800	(304) 233-5030	(304) 233-5030

S.R. Snodgrass, P.C. d/b/a S.R. Snodgrass, A.C. in West Virginia

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses (ACL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $1.76 billion as of September 30, 2024, and the associated ACL was $15.3 million. As discussed in Notes 1 and 4 to the consolidated financial statements, estimating an appropriate allowance for credit losses requires management to make certain assumptions about expected losses on loans in the loan portfolio over their remaining contractual life as of the balance sheet date. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Management applies qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in economic conditions, portfolio composition, and delinquent and classified trends.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments is highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.
•
Testing the completeness and accuracy of the data inputs used by management as a basis for the qualitative factors by agreeing them to internal and external data sources.
•
Testing management’s process and evaluating the reasonableness of their inputs and assumptions by evaluating the reasonableness of the qualitative adjustments, including the magnitude and directional consistency of the adjustments.

We have served as the Company’s auditor since 2005.

S.R. Snodgrass, P.C.

Conshohocken, Pennsylvania

December 13, 2024

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2024	2023
	(dollars in thousands)
ASSETS
Cash and due from banks	$38,683	$39,008
Interest-bearing deposits with other institutions	9,897	46,394
Total cash and cash equivalents	48,580	85,402
Investment securities available for sale, at fair value (net of allowance for credit losses of $0)	215,869	334,056
Investment securities held to maturity, at amortized cost (net of allowance for credit losses of $0)	47,378	52,242
Loans receivable (net of allowance for credit losses of $15,306 and $18,525)	1,744,284	1,680,525
Loans held for sale	-	250
Regulatory stock, at cost	18,750	17,890
Premises and equipment, net	11,253	12,913
Bank-owned life insurance	39,571	39,026
Foreclosed real estate	3,195	3,311
Intangible assets, net	-	91
Goodwill	13,801	13,801
Deferred income taxes	3,889	6,877
Derivative and hedging assets	8,203	19,662
Other assets	32,944	27,200
TOTAL ASSETS	$2,187,717	$2,293,246
LIABILITIES
Deposits	$1,629,051	$1,661,016
Short-term borrowings	280,000	374,652
Other borrowings	10,000	-
Advances by borrowers for taxes and insurance	6,870	6,550
Derivative and hedging liabilities	9,183	9,579
Other liabilities	22,192	21,741
TOTAL LIABILITIES	1,957,296	2,073,538
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,123,708 and 10,394,689 outstanding at September 30, 2024 and 2023, respectively)	181	181
Additional paid-in capital	183,073	182,681
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(5,557)	(6,009)
Retained earnings	163,473	151,856
Treasury stock, at cost; 8,009,387 and 7,738,406 shares outstanding at September 30, 2024 and 2023, respectively	(104,184)	(99,508)
Accumulated other comprehensive loss	(6,565)	(9,493)
TOTAL STOCKHOLDERS’ EQUITY	230,421	219,708
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,187,717	$2,293,246

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Years Ended September 30,
	2024	2023
	(dollars in thousands except per share data)
INTEREST INCOME
Loans receivable, including fees	$87,688	$73,329
Investment securities:
Taxable	11,752	9,834
Exempt from federal income tax	42	42
Other investment income	3,975	2,294
Total interest income	103,457	85,499
INTEREST EXPENSE
Deposits	33,322	17,399
Short-term borrowings	11,317	6,546
Other borrowings	539	-
Total interest expense	45,178	23,945
NET INTEREST INCOME	58,279	61,554
(Release of) provision for credit losses	(1,360)	700
NET INTEREST INCOME AFTER (RELEASE OF) PROVISION FOR CREDIT LOSSES	59,639	60,854
NONINTEREST INCOME
Service fees on deposit accounts	2,808	3,075
Services charges and fees on loans	1,331	1,350
Loan swap fees	163	263
Unrealized loss on equity securities	(6)	(4)
Trust and investment fees	1,640	1,640
Loss on sale of investment securities, net	-	(121)
Gain on sale of loans, net	375	172
Earnings on bank-owned life insurance	931	786
Insurance commissions	527	584
Other	435	161
Total noninterest income	8,204	7,906
NONINTEREST EXPENSE
Compensation and employee benefits	26,906	26,621
Occupancy and equipment	4,842	4,341
Professional fees	4,295	4,760
Data processing	5,399	4,910
Advertising	680	648
Federal Deposit Insurance Corporation (“FDIC”) premiums	1,638	1,078
Foreclosed real estate	101	231
Amortization of intangible assets	91	190
Other	2,929	2,911
Total noninterest expense	46,881	45,690
Income before income taxes	20,962	23,070
Income taxes	3,970	4,494
NET INCOME	$16,992	$18,576
Earnings per share:
Basic	$1.78	$1.91
Diluted	$1.78	$1.91
Dividends per share	$0.60	$0.60

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2024	2023
	(dollars in thousands)
Net income	$16,992	$18,576
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding income (loss)	12,457	(4,737)
Tax effect	(2,617)	995
Reclassification of gains (losses) recognized in net income	-	121
Tax effect	-	(25)
Net of tax amount	9,840	(3,646)
Pension plan adjustment:
Unrealized holding gain	2,309	1,486
Tax effect	(484)	(312)
Reclassification adjustment related to actuarial gain	-	-
Tax effect	-	-
Net of tax amount	1,825	1,174
Derivative and hedging activities adjustments:
Changes in unrealized (loss) gain on derivative included in net income	(2,103)	3,900
Tax effect	444	(821)
Reclassification adjustment for gains on derivatives included in net income	(8,960)	(9,122)
Tax effect	1,882	1,916
Net of tax amount	(8,737)	(4,127)
Total other comprehensive income (loss)	2,928	(6,599)
Comprehensive income	$19,920	$11,977

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Unallocated Common			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Stock Held by the ESOP	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity
		(dollars in thousands except share and per share data)
Balance, September 30, 2022	10,371,022	$181	$182,173	$(6,462)	$139,139	$(99,800)	$(2,894)	212,337
Net income					18,576			18,576
Other comprehensive loss							(6,599)	(6,599)
Cash dividends declared ($0.60 per share)					(5,859)			(5,859)
Stock-based compensation			560					560
Allocation of ESOP stock			345	453				798
Allocation of treasury shares to incentive plan	23,667		(397)			292		(105)
Balance, September 30, 2023	10,394,689	181	182,681	(6,009)	151,856	(99,508)	(9,493)	219,708
Net income					16,992			16,992
Other comprehensive income							2,928	2,928
Cash dividends declared ($0.60 per share)					(5,905)			(5,905)
Cumulative effect of adoption of ASU 2016-13					530			530
Stock-based compensation			568					568
Allocation of ESOP stock			345	452				797
Allocation of treasury shares to incentive plan	32,628		(521)			387		(134)
Treasury shares purchased	(303,609)					(5,063)		(5,063)

Balance, September 30, 2024	10,123,708	$181	$183,073	$(5,557)	$163,473	$(104,184)	$(6,565)	$230,421

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2024	2023
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$16,992	$18,576
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses	(1,360)	700
Provision for depreciation and amortization	1,111	1,110
Amortization and accretion of discounts and premiums, net	(2,220)	(1,390)
Net loss on sale of investment securities	-	121
Compensation expense on ESOP	797	798
Stock-based compensation	568	560
Amortization of right-of-use-asset	903	815
Unrealized loss on equity securities	6	4
Gain on sale of loans, net	(375)	(172)
Origination of residential real estate loans for sale	(19,582)	(13,031)
Proceeds from sale of residential real estate loans	20,207	12,953
Increase in accrued interest receivable	(205)	(3,282)
(Decrease) increase in accrued interest payable	(724)	4,993
Earnings on bank-owned life insurance	(879)	(786)
Deferred federal income taxes	2,069	252
Decrease in accrued pension liability	(357)	(312)
Loss on foreclosed real estate	101	231
Amortization of intangible assets	91	190
Other, net	(3,716)	(1,470)
Net cash provided by operating activities	13,427	20,860
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sale of investment securities	-	881
Proceeds from principal repayments and maturities	171,376	26,192
Purchases	(38,891)	(156,233)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	4,793	4,961
Increase in loans receivable, net	(59,196)	(248,502)
Redemption of regulatory stock	22,383	31,425
Purchase of regulatory stock	(23,243)	(34,922)
Proceeds from sale of foreclosed real estate	15	33
Purchase of premises, equipment, and software	(221)	(955)
Net cash provided by (used for) investing activities	77,016	(377,120)
FINANCING ACTIVITIES
Decrease (increase) in deposits, net	(31,965)	280,995
Net (decrease) increase in short-term borrowings	(94,652)	143,842
Proceeds from other borrowings	10,000	-
Increase (decrease) in advances by borrowers for taxes and insurance	320	(5,253)
Purchase of common stock	(5,063)	-
Dividends on common stock	(5,905)	(5,859)
Net cash (used for) provided by financing activities	(127,265)	413,725
(Decrease) increase in cash and cash equivalents	(36,822)	57,465
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	85,402	27,937
CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,580	$85,402

See accompanying notes to the consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES

	Years Ended September 30,
	2024	2023
	(dollars in thousands)
Cash paid:
Interest	$45,902	$18,952
Income taxes	3,260	3,600
Noncash items:
Transfers from loans to foreclosed real estate	-	3,546
Initial recognition of operating right-of-use asset	554	840
Initial recognition of operating lease liability	554	840
Unrealized holding gian (loss) on investment securities available for sale	12,457	(4,616)

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

Prior to adopting ASU 2016-13, declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.

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

Allowance for Credit Losses – Available for Sale Securities

The Bank measures expected credit losses on available-for-sale debt securities when the Bank does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within Investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Bank believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Allowance for Credit Losses - Held to Maturity Securities:

The Bank measures expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The Bank's held-to-maturity debt securities portfolio consistes entirely of mortgage-backed securities issued by U.S. government entities and agencies These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required.
Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition.

Loans Receivable

Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

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

Loans Acquired

Prior to adopting ASU 2016-13 loans acquired were recorded as follows. Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after acquisition.

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

Allowance for Credit Losses

The following discussion is regarding the critical accounting estimates related to the application of current expected credit losses ("CECL"), which was adopted on October 1, 2023.

The allowance for credit losses (ACL) represents an amount which, in management’s judgment, is adequate to absorb expected credit losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics ot the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured on a collective (pooled) basis for loan segments that share similar risk characteristics, including collateral type, credit ratings/scores, size, duration, interest rate structure, origination vintage and payment structure. The Company utilizes the discounted cash flow method for calculating the ACL. Qualitative adjustments are made for differences in loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, acquisition status, current levels of delinquencies, net charge-offs and risk ratings, as well as actual and forecasted macroeconomic variables. Macroeconomic data includes unemployment rates, changes in collateral values such as home prices and commercial real estate prices, gross domestic product and other relevant factors. Management utilizes judgment in determining and applying the qualitative factors and weighting the economic scenarios used, which include baseline, upside and downside forecasts. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense. Specific credit loss allowances are established for identified losses based on a review of such information. A loan evaluated for credit loss is considered to be have a credit loss when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as having a credit loss are evaluated independently. We do not aggregate such loans for evaluation purposes

Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the ACL is reviewed quarterly by management. Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes in the interest rate environment which may directly impact prepayment and curtailment rate assumption, and changes in the financial condition of the borrowers.

Allowance for Loan Losses

Prior to adopting ASU 2016-13, the allowance for loan losses was established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

Regulatory Stock

Regulatory stock consists of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock and Atlantic Community Bankers Bank stock. Regulatory stock is carried at cost. The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 10 basis points of the outstanding member asset value plus 4.0 percent of its outstanding FHLB borrowings, as calculated throughout the year. The equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2024.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third-party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at September 30, 2024 and 2023, were not impaired. Total servicing assets included in other assets as of September 30, 2024 and 2023, were $1.1 million and $874,000, respectively.

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

Foreclosed Real Estate

Real estate owned acquired in settlement of foreclosed loans is carried at fair value minus estimated costs to sell. At acquisition of real estate acquired in settlement of foreclosed loans, the excess of the remaining loan balance over the asset’s estimated fair value less cost to sell is charged off against the allowance for credit losses. Subsequent declines in the asset’s value are recognized as noninterest expense in the Consolidated Statement of Income. Operating expenses of such properties, net of related income, are expensed in the period incurred.

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

The other intangible assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2024 and 2023.

The following tables provide information for the carrying amount of goodwill and intangible assets (in thousands):

Goodwill	2024	2023
Balance at beginning of year	$13,801	$13,801
Goodwill acquired	-	-
Balance at end of year	$13,801	$13,801

Intangible assets	2024	2023
Balance at beginning of year	$91	$281
Intangible assets acquired	-	-
Amortization	(91)	(190)
Balance at end of year	$-	$91

Amortizable intangible assets were composed of the following (in thousands):

		September 30,
		2024	2023
	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangible	$4,787	$4,787	$4,696

	2024	2023
Aggregate amortization expense:
As of the years ended September 30	$91	$190

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which it is exposed to credit risk on contractual obligations to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on lending-related commitments is recorded in other liabilities in the consolidated balance sheet and is recorded as a provision for credit losses in the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same model and economic forecasts, adjusted for the estimated likelihood that funding will occur.

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
Real estate loans:
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

2.
EARNINGS PER SHARE

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended September 30, 2024 and 2023.

	2024	2023
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(7,966,827)	(7,732,056)
Average unearned ESOP shares	(586,633)	(631,882)
Average unearned nonvested shares	(46,913)	(43,953)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	9,532,722	9,725,204
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	-	-
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	9,532,722	9,725,204

At September 30, 2024, there were 8,938 shares of nonvested stock outstanding at an average weighted price of $18.45 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2023 there were 11,588 shares of nonvested stock outstanding at an average weighted price of $16.54 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.
INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of investment securities are summarized as follows (in thousands):

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for sale
Fannie Mae	$55,287	$342	$(2,604)	$-	$53,025
Freddie Mac	54,075	157	(1,770)	-	52,462
Governmental National Mortgage Association securities	16,860	214	(336)	-	16,738
Total mortgage-backed securities	126,222	713	(4,710)	-	122,225
Obligations of states and political subdivisions	9,025	-	(234)	-	8,791
U.S. government agency securities	6,280	5	(19)	-	6,266
Corporate obligations	76,262	51	(5,196)	-	71,117
Other debt securities	7,810	88	(428)	-	7,470
Total debt securities	$225,599	$857	$(10,587)	$-	$215,869

Held to maturity
Fannie Mae	$24,774	$-	$(3,030)	$-	$21,744
Freddie Mac	20,153	-	(2,524)	-	17,629
Total	44,927	-	(5,554)	-	39,373
U.S. government agency securities	2,451	-	(305)	-	2,146
Total debt securities	$47,378	$-	$(5,859)	$-	$41,519

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Fannie Mae	$55,878	$-	$(6,418)	$49,460
Freddie Mac	49,833	1	(5,552)	44,282
Governmental National Mortgage Association securities	6,986	-	(397)	6,589
Total mortgage-backed securities	112,697	1	(12,367)	100,331
Obligations of states and political subdivisions	9,794	-	(742)	9,052
U.S. government treasury securities	123,562	19	(1)	123,580
U.S. government agency securities	29,089	-	(137)	28,952
Corporate obligations	73,962	-	(8,241)	65,721
Other debt securities	7,139	-	(719)	6,420
Total debt securities	$356,243	$20	$(22,207)	$334,056

Held to maturity
Fannie Mae	$27,652	$-	$(5,217)	$22,435
Freddie Mac	22,145	-	(4,424)	17,721
Total	49,797	-	(9,641)	40,156
U.S. government agency securities	2,445	-	(511)	1,934
Total debt securities	$52,242	$-	$(10,152)	$42,090

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the twelve months ended September 30, 2024 and 2023.

(Dollars in thousands)	2024	2023
Net losses recognized during the period on equity securities	$(6)	$(4)
Less: Net gains recognized during the period on equity securities sold during the period	-	-
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(6)	$(4)

The amortized cost and fair value of debt securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,391	$9,339	$-	$-
Due after one year through five years	34,533	33,483	-	-
Due after five years through ten years	67,997	63,050	6,174	5,579
Due after ten years	113,678	109,997	41,204	35,940
Total	$225,599	$215,869	$47,378	$41,519

For the year ended September 30, 2024, the Company did not sell any investment securities. For the year ended September 30, 2023 the Company realized no gross gains and gross losses of $121,000 on proceeds from the sale of investment securities of $1.0 million.

Investment securities with carrying values of $147.5 million and $289.4 million at September 30, 2024 and 2023, respectively, were pledged to secure public deposits and other purposes as required by law. Investment securities with carrying values of $104.3 million and $57.3 million at September 30, 2024 and 2023, respectively were pledged to the Federal Reserve Bank.

The following tables show the gross unrealized losses and fair value of the Company's investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and September 30, 2023 (dollars in thousands):

	2024
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	73	$1,968	$(5)	$63,409	$(5,629)	$65,377	$(5,634)
Freddie Mac	61	2,717	(19)	54,159	(4,275)	56,876	(4,294)
Governmental National Mortgage Association securities	14	-	-	6,164	(336)	6,164	(336)
Obligations of states and political subdivisions	9	-	-	7,791	(234)	7,791	(234)
U.S. government agency securities	2	-	-	4,628	(324)	4,628	(324)
Corporate obligations	77	4,585	(175)	56,881	(5,021)	61,466	(5,196)
Other debt securities	17	355	-	5,220	(428)	5,575	(428)

Total	253	$9,625	$(199)	$198,252	$(16,247)	$207,877	$(16,446)

	2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	77	$5,675	$(196)	$66,220	$(11,439)	$71,895	$(11,635)
Freddie Mac	63	3,828	(159)	57,168	(9,817)	60,996	(9,976)
Governmental National Mortgage Association securities	14	2,151	(51)	4,438	(346)	6,589	(397)
Obligations of states and political subdivisions	11	-	-	9,052	(742)	9,052	(742)
U.S. government treasury securities	1	24,705	(1)	-	-	24,705	(1)
U.S. government agency securities	4	24,582	(6)	6,304	(642)	30,886	(648)
Corporate obligations	87	6,045	(273)	59,677	(7,968)	65,722	(8,241)
Other debt securities	17	395	-	6,025	(719)	6,420	(719)
Total	274	$67,381	$(686)	$208,884	$(31,673)	$276,265	$(32,359)

At September 30, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $166.4 million, including unrealized losses of $10.6 million. The Corporation does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Corporation concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.5 million at September 30, 2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At September 30, 2024, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $41.5 million, including unrealized losses of $5.9 million. The Corporation did not recognize any credit losses on held-to-maturity debt securities for the year ended September 30, 2024 or other-than-temporary impairment charges during 2023. Accrued interest receivable on held-to-maturity debt securities totaled $63,000 at September 30, 2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at September 30, 2024 all securities in the held-to-maturity classification are U.S. government agency and US government mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. government agency and mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. government agency and mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, Aaa from Moody’s Investor Services, and AAA from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that there is no prepayment risk and it is expected to recover the recorded investment. The Company has the intent and ability to hold the securities to maturity.

4.
LOANS RECEIVABLE

Loans receivable consist of the following (in thousands):

	2024	2023
Real estate loans:
Residential	$721,505	$713,326
Construction	14,851	16,768
Commercial	884,621	821,958
Commercial	36,799	48,143
Obligations of states and political subdivisions	48,570	48,118
Home equity loans and lines of credit	51,306	48,212
Auto loans	65	523
Other	1,873	2,002
	1,759,590	1,699,050
Less allowance for credit losses	15,306	18,525
Net loans	$1,744,284	$1,680,525

As of September 30, 2024 and 2023, the Company considered its concentration of credit risk to be acceptable. As of September 30, 2024, the highest concentrations are in lessors of residential buildings and dwellings and the lessors of non-residential buildings and dwellings categories, with loans outstanding of $346.9 million, or 19.7% of loans outstanding, to residential lessors, and $296.1 million, or 16.8% of loans outstanding, to commercial lessors. There were no charge-offs on loans within these concentrations in 2024. For the year ended September 30, 2023, the Company recognized no charge offs on commercial lessors and $476,000 on residential lessors.

Loans serviced by the Company for others amounted to $243.4 million and $217.0 million at September 30, 2024 and 2023, respectively. The Company began selling current production residential real estate loans to the FHLB in February 2020.

The Company’s primary business activity is with customers located in counties where its branch offices are located and to a lesser extent, the contiguous counties in the Commonwealth of Pennsylvania. Commercial, residential, and consumer loans are granted. The Company also funds commercial and residential loans originated outside its immediate trade area provided such loans meet the Company’s credit policy guidelines. Although the Company has a diversified loan portfolio at September 30, 2024 and 2023, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

The following table shows the amount of loans in each category that were individually and collectively evaluated for credit loss at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss
September 30, 2024
Real estate loans:
Residential	$721,505	$1,122	$720,383
Construction	14,851	-	14,851
Commercial	884,621	5,552	879,069
Commercial	36,799	906	35,893
Obligations of states and political subdivisions	48,570	-	48,570
Home equity loans and lines of credit	51,306	35	51,271
Auto Loans	65	-	65
Other	1,873	-	1,873
Total	$1,759,590	$7,615	$1,751,975

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, under ASC 310, excluding purchased impaired credit loans. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired (in thousands).

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

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$86,925	$144,838	$221,196	$143,090	$65,522	$175,306	$16,084	$-	$852,961
Special Mention	437	10,675	357	-	11,247	62	-	-	22,778
Substandard	-	-	-	132	-	8,750	-	-	8,882
Doubtful	-	-	-	-	-	-	-	-	-
Total	$87,362	$155,513	$221,553	$143,222	$76,769	$184,118	$16,084	$-	$884,621

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$15	$-	$-	$-	$-	$15

Commercial
Risk Rating
Pass	$2,274	$6,147	$3,926	$1,649	$1,240	$7,570	$11,488	$-	$34,294
Special Mention	-	-	-	-	36	-	865	-	901
Substandard	-	470	-	226	290	406	212	-	1,604
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,274	$6,617	$3,926	$1,875	$1,566	$7,976	$12,565	$-	$36,799

Commercial
Current period gross charge-offs	$-	$-	$-	$22	$-	$-	$-	$-	$22

Obligations of states and political subdivisions
Risk Rating
Pass	$2,289	$1,492	$4,629	$11,604	$7,808	$20,748	$-	$-	$48,570
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,289	$1,492	$4,629	$11,604	$7,808	$20,748	$-	$-	$48,570

Obligations of states and political subdivisions
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total

Pass	$91,488	$152,477	$229,751	$156,343	$74,570	$203,624	$27,572	$-	$935,825
Special Mention	437	10,675	357	-	11,283	62	865	-	23,679
Substandard	-	470	-	358	290	9,156	212	-	10,486
Doubtful	-	-	-	-	-	-	-	-	-
Total	$91,925	$163,622	$230,108	$156,701	$86,143	$212,842	$28,649	$-	$969,990

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

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity under ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$45,845	$101,439	$151,329	$133,147	$101,061	$186,729	$-	$-	$719,550
Nonperforming	-	-	283	-	96	1,576	-	-	1,955
Total	$45,845	$101,439	$151,612	$133,147	$101,157	$188,305	$-	$-	$721,505

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$11,252	$3,599	$-	$-	$-	$-	$-	$-	$14,851
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$11,252	$3,599	$-	$-	$-	$-	$-	$-	$14,851

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity loans and lines of credit					-
Payment Performance
Performing	$4,372	$10,198	$7,076	$1,816	$1,343	$2,888	$21,454	$2,124	$51,271
Nonperforming	-	-	-	-	-	35	-	-	35
Total	$4,372	$10,198	$7,076	$1,816	$1,343	$2,923	$21,454	$2,124	$51,306

Home equity loans and lines of credit
Current period gross charge-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32

Auto					-
Payment Performance
Performing	$-	$-		$-	$-	$64	$-	$-	$64
Nonperforming	-	-	-	-	-	1	-	-	1
Total	$-	$-	$-	$-	$-	$65	$-	$-	$65

Auto
Current period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5

Other					-
Payment Performance
Performing	$369	$239	$88	$4	$10	$112	$1,028	$-	$1,850
Nonperforming	-	-	-	-	-	23	-	-	23
Total	$369	$239	$88	$4	$10	$135	$1,028	$-	$1,873

Other
Current period gross charge-offs	$-	$-	$10	$-	$-	$-	$-	$-	$10

Total
Payment Performance
Performing	$61,838	$115,475	$158,493	$134,967	$102,414	$189,793	$22,482	$2,124	$787,586
Nonperforming	-	-	283	-	96	1,635	-	-	2,014
Total	$61,838	$115,475	$158,776	$134,967	$102,510	$191,428	$22,482	$2,124	$789,600

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

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories as of September 30, 2024 and 2023 (in thousands):

		31-60 Days	61-90 Days	Greater than 90 Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2024
Real estate loans:
Residential	$717,766	$1,862	$760	$1,117	$3,739	$721,505
Construction	14,851	-	-	-	-	14,851
Commercial	880,939	554	2,673	455	3,682	884,621
Commercial	36,589	-	-	210	210	36,799
Obligations of states and political subdivisions	48,570	-	-	-	-	48,570
Home equity loans and lines of credit	51,264	20	22	-	42	51,306
Auto loans	63	1	-	1	2	65
Other	1,850	-	-	23	23	1,873
Total	$1,751,892	$2,437	$3,455	$1,806	$7,698	$1,759,590
September 30, 2023
Real estate loans:
Residential	$710,290	$792	$199	$2,045	$3,036	$713,326
Construction	16,768	-	-	-	-	16,768
Commercial	820,853	240	-	865	1,105	821,958
Commercial	47,893	-	-	250	250	48,143
Obligations of states and political subdivisions	48,118	-	-	-	-	48,118
Home equity loans and lines of credit	48,191	-	-	21	21	48,212
Auto loans	485	37	1	-	38	523
Other	1,959	10	33	-	43	2,002
Total	$1,694,557	$1,079	$233	$3,181	$4,493	$1,699,050

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of September 30, 2024 under ASC 326 (in thousands):

	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Total Nonperforming
September 30, 2024
Real estate loans:
Residential	$1,955	$-	$1,955	$-	$1,955
Construction	-	-	-	-	-
Commercial	5,876	-	5,876	-	5,876
Commercial	1,136	-	1,136	-	1,136
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	35	-	35	-	35
Auto loans	1	-	1	-	1
Other	23	-	23	-	23
Total	$9,026	$-	$9,026	$-	$9,026

The following table presents the non-accrual loans at September 30, 2023 under ASC 310 (in thousands):

Non-Accrual Loans	September 30, 2023
Real estate loans:
Residential	$2,569
Construction	-
Commercial	7,763
Commercial	652
Obligations of states and political subdivisions	-
Home equity loans and lines of credit	47
Auto loans	-
Other	30
Total	$11,061

There were no loans greater than 90 days delinquent and still accruing interest at September 30, 2024 and 2023.

We maintain the ACL at a level that we believe to be appropriate to absorb estimated credit losses in the loan portfolios as of the balance sheet date. We established our allowance in accordance with guidance provided in Accounting Standard Codification ("ASC") - Financial Instruments - Credit Losses ("ASC 326").

The allowance for credit losses represents management’s estimate of expected losses inherent in the Company’s lending activities excluding loans accounted for under fair value. The allowance for credit losses are maintained through charges to the provision for credit losses in the Consolidated Statements of Income as expected losses are estimated. Loans or portions thereof that are determined to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

We maintain a credit review system, which allows for a periodic review of our loan portfolio and the early identification of potential non performing loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General credit loss allowances are based upon a combination of factors including, but not limited to, actual credit loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future credit provisions may be necessary, based on changing economic conditions. Payments received on non performing loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for credit losses as of September 30, 2024 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes the primary segments of the ACL, segregated into the amount required for loans individually evaluated for credit loss and the amount required for loans collectively evaluated for credit loss as of September 30, 2024 and 2023 (in thousands):

	Real Estate Loans				Obligations of States and Political	Home Equity Loans and Lines of
	Residential	Construction	Commercial	Commercial	Subdivisions	Credit	Auto	Other	Unallocated	Total
ALL balance at September 30, 2022	$5,122	$319	$10,754	$698	$283	$361	$22	$22	$947	$18,528
Charge-offs	-	-	(615)	(269)	-	-	(28)	-	-	(912)
Recoveries	45	-	20	-	-	66	78	-	-	209
Provision	(270)	(136)	1,824	512	(173)	(81)	(70)	-	(906)	700
ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525

ACL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525
Impact of adopting ASC 326	$503	$254	$(3,729)	$(292)	$129	$423	$2	$(4)	$(41)	$(2,755)
Charge-offs	-	-	(15)	(22)	-	(32)	(5)	(10)	-	(84)
Recoveries	14	-	188	-	-	6	12	-	-	220
Provision	(35)	(169)	(612)	133	42	30	(9)	20	-	(600)
ACL balance at September 30, 2024	$5,379	$268	$7,815	$760	$281	$773	$2	$28	$-	$15,306

The shift in allocation and the changes in the provision for credit losses for the year ending September 30, 2024 are primarily due to changes in the credit metrics within the loan portfolio and the ACL model coupled with the adoption of CECL on October 1, 2023.

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

The following table summarizes the amount of loans in each segments that were individually and collectively evaluated for credit loss as of September 30, 2024 (in thousands):

Individually evaluated for credit loss	$2	$-	$-	$-	$-	$-	$-	$-	$-	$2
Collectively evaluated for credit loss	5,377	268	7,815	760	281	773	2	28	-	15,304
ACL balance at September 30, 2024	$5,379	$268	$7,815	$760	$281	$773	$2	$28	$-	$15,306

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

Collateral-Dependent Loans

The following table presents, by class of loans, the carrying value of collateral dependent nonaccrual loans and type of collateral as of September 30, 2024 (in thousands):

	Real Estate	Business Assets	Other
September 30, 2024
Real estate loans:
Residential	$1,122	$-	$-
Construction	-	-	-
Commercial	5,552	-	-
Commercial	-	906	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	35	-	-
Auto loans	-	-	-
Other	-	-	-
Total	$6,709	$906	$-

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the year ended September 30, 2024, disaggregated by class of financing receivable and type of concession granted under ASC 326 (in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Combination - Term Extension and Interest Rate Reduction

	Amortized Cost Basis		% of Total Class of
	at September 30, 2024		Financing Receivable	Financial Effect

Real estate loans:

Residential		$71	0.01%	Reduced weighted-average contractual interest rate from 7.25% to 5%. Extended term for 360 months.

Total	S	71

	Principal Payment Deferral

	Amortized Cost Basis		% of Total Class of
	at September 30, 2024		Financing Receivable

Real estate loans:
Commercial		$366	0.04%	Deferred principal for 9 months.

Total	S	366

The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the past year under ASC 326 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total
	Current	Past Due	Past Due	Past Due	Past Due
September 30, 2024
Real estate loans:
Residential	$71	$-	$-	$-	$-
Construction	-	-	-	-	-
Commercial	366	-	-	-	-
Commercial	-	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Auto loans	-	-	-	-	-
Other	-	-	-	-	-
Total	$437	$-	$-	$-	$-

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

The following tables present the most comparable required information for the prior period for impaired loans that were TDRs, with the recorded investment at September 30, 2023 under ASC 310 (dollars in thousands):

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

For the year ended September 30, 2023 there was no loan modifications classified as troubled debt restructurings that subsequently defaulted within one year of modification.

As of September 30, 2024, the Company has initiated formal foreclosure proceedings on $1.1 million of consumer residential mortgages which have not yet been transferred into foreclosed assets.

5.
PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

	2024	2023
Land and land improvements	$4,878	$6,075
Buildings and leasehold improvements	16,060	16,100
Furniture, fixtures, and equipment	15,004	14,565
Construction in process	130	44
	36,072	36,784
Less accumulated depreciation	(24,819)	(23,871)
Total	$11,253	$12,913

Depreciation expense amounted to $944,000 and $919,000 for the years ended September 30, 2024 and 2023 respectively.

6.
DEPOSITS

Deposits and their respective weighted-average interest rates consist of the following major classifications (dollars in thousands):

	2024		2023
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
Noninterest-bearing demand accounts	-%	$256,638	-%	$280,473
Interest bearing demand accounts	1.14	312,683	0.65	346,458
Money market accounts	2.64	334,638	2.02	366,866
Savings and club accounts	0.07	143,031	0.06	163,248
Certificates of deposit	4.45	582,061	3.99	503,971
Total	2.36%	$1,629,051	1.80%	$1,661,016

At September 30, 2024 scheduled maturities of certificates of deposit are as follows (in thousands):

2025	$462,408
2026	96,091
2027	14,112
2028	5,120
2029	4,330
Total	$582,061

Brokered deposits totaled $252.0 and $214.2 million at September 30, 2024 and 2023, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $250,000 were $84.2 million and $72.0 million at September 30, 2024 and 2023, respectively.

The scheduled maturities of certificates of deposit in denominations of $250,000 or more as of September 30, 2024, are as follows (in thousands):

Within three months	$19,805
Three through six months	38,743
Six through twelve months	10,300
Over twelve months	15,393
Total	$84,241

7.
SHORT-TERM AND OTHER BORROWINGS

As of September 30, 2024, and 2023, the Company had $280.0 million and $374.7 million of short-term borrowings, respectively. There were no advances in 2024 and $59.7 million in advances in 2023 on a $150.0 million line of credit with the FHLB. There were also $280.0 million and $255.0 million in advances on other short term borrowings in 2024 and 2023, respectively with the FHLB. The Company also had a $60.0 advance with the Federal Reserve Bank in 2023 and none at September 30, 2024.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans that are owned by the Company free and clear of any liens or encumbrances. The Federal Reserve borrowing is secured by investment securities. At September 30, 2024, the Company had a borrowing limit of approximately $890.7 million, with a variable rate of interest, based on the FHLB’s cost of funds.

The following table sets forth information concerning short-term borrowings (in thousands):

	2024	2023
Balance at year-end	$280,000	$374,652
Maximum amount outstanding at any month-end	467,917	464,041
Average balance outstanding during the year	364,536	305,623
Weighted-average interest rate:
As of year-end	5.40%	5.56%
Paid during the year	3.11%	2.14%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

The Company has one other (long-term) borrowing for $10.0 million at September 30, 2024 and none at September 30, 2023. The borrowing is from the FHLB and has an interest rate of 5.65% and mature in February of 2025. The FHLB long-term advances are secured by qualifying assets of the Bank, which include the FHLB stock, securities, and first mortgage loans.

8.
INCOME TAXES

The provision for income taxes consists of (in thousands):

	2024	2023
Current:
Federal	$1,892	$4,183
State	9	59
Total current taxes	1,901	4,242
Deferred income tax expense	2,069	252
Total income tax provision	$3,970	$4,494

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$3,214	$3,890
Net unrealized loss on pension plan	(502)	—
Investment losses subject to Section 382 limitation	1,348	1,516
Net unrealized loss on securities	2,044	4,659
Net unrealized loss on derivatives	204	—
Deferred compensation	270	293
Other real estate owned	214	195
Nonaccrual interest	66	95
Employee stock ownership plan	618	596
Other	2,125	2,102
Total gross deferred tax assets	9,601	13,346
Deferred tax liabilities:
Pension plan	1,228	1,152
Mortgage servicing rights	221	184
Premises and equipment	300	264
Net unrealized gain on derivatives	—	2,118
Low income housing tax credits	1,217	1,164
Other	2,746	1,587
Total gross deferred tax liabilities	5,712	6,469
Net deferred tax assets	$3,889	$6,877

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. The Company’s federal and state income tax returns for taxable years through 2019 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows (dollars in thousands):

	2024		2023
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$4,402	21.0%	$4,845	21.0%
Income from bank-owned life insurance	(196)	(0.9)	(165)	(0.7)
Tax-exempt income	(366)	(1.7)	(317)	(1.3)
Low-income housing credits	(34)	(0.2)	(36)	(0.1)
Other, net	164	0.6	167	0.6
Actual tax expense and effective rate	$3,970	18.8%	$4,494	19.5%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of earnings based on U.S. generally accepted accounting principles with certain adjustments.

9.
COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, management makes various commitments that are not reflected in the consolidated financial statements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. Losses, if any, are charged to the allowance for credit losses. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements, as deemed necessary, in compliance with lending policy guidelines. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making and monitoring commitments and conditional obligations as it does for on-balance sheet instruments. As of September 30, 2024, the Company has an allowance for credit losses for off-balance sheet instruments of $1.4 million which is included in other liabilities section of the balance sheet.

The off-balance sheet commitments consist of the following (in thousands):

	2024	2023
Commitments to extend credit	$122,909	$188,685
Standby and performance letters of credit	17,557	13,815
Unfunded lines of credit	126,619	114,350
Other off balance sheet liablities	151,000	—

The commitments outstanding at September 30, 2024, contractually mature in less than one year.

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

The Company is required to maintain a reserve balance with certain third party providers. At September 30, 2024 the reserve balance was $1.2 million.

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations. The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery were completed, and the Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order, and severed one of the original plaintiffs’ claims from those of the class, ordering a separate trial for that plaintiff. Plaintiffs sought permission to appeal from these and other related rulings but the court denied their request. Plaintiffs have filed a motion seeking relief from some of the court’s prior orders. The Company and ESSA B&T will continue to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

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

(in thousands)		September 30, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$5,697
Total Lease Right-Of-Use Assets		$5,697

(in thousands)		September 30, 2024
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$5,985
Total Lease Liabilities		$5,985

(in thousands)		September 30, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$6,046
Total Lease Right-Of-Use Assets		$6,046

(in thousands)		September 30, 2023
Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$6,288
Total Lease Liabilities		$6,288

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

September 30, 2024
Weighted average remaining lease term
Operating leases	10.9 years
Weighted average discount rate
Operating leases	3.48%

September 30, 2023
Weighted average remaining lease term
Operating leases	11.7 years
Weighted average discount rate
Operating leases	3.29%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease Costs (in thousands)	Twelve Months Ended September 30, 2024
Operating lease cost	$1,109
Variable lease cost	337
Net lease cost	$1,446
Lease Costs (in thousands)	Twelve Months Ended September 30, 2023
Operating lease cost	$977
Variable lease cost	245
Net lease cost	$1,222

Future minimum payments for leases with initial or remaining terms of one year or more as of September 30, 2024 were as follows:

(in thousands)	Leases
Twelve months Ended:
September 30, 2025	$909
September 30, 2026	870
September 30, 2027	728
September 30, 2028	708
September 30, 2029	513
Thereafter	3,567
Total future minimum lease payments	7,295
Amounts representing interest	(1,310)
Present Value of Net Future Minimum Lease Payments	$5,985

11.
EMPLOYEE BENEFITS

Employee Stock Ownership Plan (“ESOP”)

The Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 21. The ESOP trust acquired 1,358,472 shares of the Company’s stock in 2007 from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at prime, adjustable each January 1st, which was 8.50% at September 30, 2024 and requires an annual payment of principal and interest through December of 2036. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $797,000 for the years ended September 30, 2024 and 2023.

The following table presents the components of the ESOP shares:

	2024	2023
Allocated shares	425,508	411,696
Shares committed to be released	33,962	33,962
Unreleased shares	554,709	599,992
Total ESOP shares	1,014,179	1,045,650
Fair value of unreleased shares (in thousands)	$11,314	$9,516

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

The Company replaced the 2016 Equity Incentive Plan with the ESSA Bancorp, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan which was approved by shareholders on March 7, 2024, provides for a total of 200,000 shares of common stock for issuance upon the grant or exercise of awards. The 2024 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options and non-qualified stock options.

The Company classifies share-based compensation for employees and outside directors within “Compensation and employee benefits” in the Consolidated Statement of Income to correspond with the same line item as compensation paid.

Restricted stock shares outstanding at September 30, 2024 vest over periods ranging from 1 year to 3 years. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

During the years ended September 30, 2024 and 2023, the Company recorded $568,000 and $560,000 of share-based compensation expense consisting of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding, at September 30, 2024 is $567,000 over the remaining vesting period of 3.0 years.

The following is a summary of the status of the Company’s nonvested restricted stock as of September 30, 2024, and changes therein during the year then ended:

	Number of Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2023	32,512	$17.03
Granted	40,586	14.85
Vested	(37,435)	15.18
Forfeited	(833)	15.01
Nonvested at September 30, 2024	34,830	$16.53

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

The following table sets forth the change in plan assets and benefit obligation at September 30 (in thousands):

	2024	2023
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$12,196	$12,776
Service cost	-	-
Interest cost	687	656
Actuarial (gains) losses	578	(568)
Benefits paid	(636)	(668)
Projected benefit obligation at end of year	12,825	12,196
Change in plan assets:
Fair value of plan assets at beginning of year	17,769	16,551
Actual return on plan assets	3,932	1,886
Contributions	-	-
Benefits paid	(636)	(668)
Fair value of plan assets at end of year	21,065	17,769
Funded status	$8,240	$5,573

Amounts not yet recognized as a component of net periodic pension cost at September 30 (in thousands):

	2024	2023
Amounts recognized in accumulated other comprehensive income consist of:
Net (gain) loss	$(2,394)	$(85)

The accumulated benefit obligation for the defined benefit pension plan was $12.8 million and $12.2 million at September 30, 2024 and 2023, respectively.

The following table comprises the components of net periodic benefit cost for the years ended September 30 (in thousands):

	2024	2023
Service cost	$-	$-
Interest cost	687	656
Expected return on plan assets	(1,045)	(968)
Recognized net actuarial loss	-	-
Settlement loss	-	-
Net periodic benefit	$(358)	$(312)

Weighted-average assumptions used to determine benefit obligations for the years ended September 30:

	2024	2023
Discount rate	4.91%	5.80%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:

	2024	2023
Discount rate	5.80%	5.31%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared with past periods.

Plan Assets

The following tables set forth by level, within the fair value hierarchy, the plan’s financial assets at fair value as of September 30, 2024 and 2023 (in thousands):

	September 30, 2024
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$8,342	$-	$8,342
Equity	-	12,681	-	12,681
Investment in short-term investments	-	42	-	42
Total assets at fair value	$-	$21,065	$-	$21,065

	September 30, 2023
	Level I	Level II	Level III	Total
Investment in collective trusts:
Fixed income	$-	$7,081	$-	$7,081
Equity	-	10,661	-	10,661
Investment in short-term investments	-	27	-	27
Total assets at fair value	$-	$17,769	$-	$17,769

Investments in collective trusts and short-term investments are valued at the net asset value of shares held by the plan.

The Bank’s defined benefit pension plan weighted-average asset allocations at September 30, 2024 and 2023 by asset category, are as follows:

	September 30,
Asset Category	2024	2023
Fixed income securities	39.6%	39.8%
Equity securities	60.2	60.0
Other	0.2	0.2
Total	100.0%	100.0%

The Bank believes that the plan’s risk and liquidity position are, in large part, a function of the asset class mix. The Bank desires to utilize a portfolio mix that results in a balanced investment strategy. Three asset classes are outlined, as above. The target allocations of these classes are as follows: equity securities, 65 percent, and cash and fixed income securities, 35 percent.

Cash Flows

The Bank does not expect to make any contributions to its pension plan in fiscal 2024.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2025	$1,340
2026	813
2027	1,390
2028	632
2029	447
2030-2034	3,009

401(k) Plan

The Bank also has a savings plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees over 21 years of age. Employees can contribute to the plan, but are not required to. Employer contributions were reinstated in March 2017. Employer contributions are allocated based on employee contribution levels. The expense related to the plan for the year ended September 30, 2024 and 2023 was $546,000 and $517,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a salary continuation agreement with certain executives of the Bank, which provides for benefits upon retirement to be paid to the executive for no less than 192 months, unless the executive elects to receive the present value of the payments as a lump sum. The Bank has recorded accruals of $3.0 million and $3.0 million at September 30, 2024 and 2023, respectively which represent the estimated present value (using a discount rate of 6.00 percent) of the benefits earned under this agreement. There was $233,000 and $391,000 in expense related to the supplemental executive retirement plan for the years ended September 30, 2024 and 2023, respectively.

12.
REGULATORY RESTRICTIONS

Reserve Requirements

The Bank is required to maintain reserve funds in cash or in deposit with the Federal Reserve Bank. The Federal Reserve Bank reduced the reserve requirement to zero effective March 26, 2020. As a result, there was no required reserve at September 30, 2024 and 2023.

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2024, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2024, and 2023, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital ratios for the years ended September 30 are presented in the following table (dollars in thousands):

	2024		2023
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$232,615	14.2%	$224,683	13.0%
For capital adequacy purposes	130,883	8.0	138,582	8.0
To be well capitalized	163,604	10.0	173,228	10.0

Tier 1 capital (to risk-weighted assets)

Actual	$215,933	13.2%	$206,106	11.9%
For capital adequacy purposes	98,162	6.0	103,937	6.0
To be well capitalized	130,883	8.0	138,582	8.0

Common equity tier 1 capital (to risk-weighted assets)

Actual	$215,933	13.2%	$206,106	11.9%
For capital adequacy purposes	73,622	4.5	77,953	4.5
To be well capitalized	106,342	6.5	112,598	6.5

Tier 1 capital (to adjusted assets)

Actual	$215,933	10.0%	$206,106	9.4%
For capital adequacy purposes	65,442	4.0	87,671	4.0
To be well capitalized	81,802	5.0	109,589	5.0

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of September 30, 2024 and September 30, 2023 by level within the fair value hierarchy (in thousands).

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2024
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$122,225	$-	$122,225
Obligations of states and political subdivisions	-	8,791	-	8,791
U.S. government agency securities	-	6,266	-	6,266
Corporate obligations	-	66,561	4,556	71,117
Other debt securities	-	7,470	-	7,470
Total debt securities	-	211,313	4,556	215,869
Equity securities - financial services	26	-	-	26
Derivatives and hedging activities	-	8,203	-	8,203
Liabilities:
Derivatives and hedging activities	-	9,183	-	9,183

Reoccurring Fair Value Measurements at Reporting Date
	September 30, 2023
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$100,331	$-	$100,331
Obligations of states and political subdivisions	-	9,052	-	9,052
U.S. government treasury securities	-	123,580	-	123,580
U.S. government agency securities	-	28,952	-	28,952
Corporate obligations	-	62,885	2,836	65,721
Other debt securities	-	6,420	-	6,420
Total debt securities	-	331,220	2,836	334,056
Equity securities - financial services	32	-	-	32
Derivatives and hedging activities	-	19,662	-	19,662
Liabilities:
Derivatives and hedging activities	-	9,579	-	9,579

The following tables present a summary of changes in the fair value of the Company’s Level III investments for years ended September 30, 2024 and 2023 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	September 30, 2024	September 30, 2023
Beginning balance	$2,836	$7,374
Purchases, sales, issuances, settlements, net	-	-
Total unrealized gain:
Included in earnings	-	-
Included in other comprehensive income	15	(188)
Transfers into Level III	1,705	-
Transfers out of Level III	-	(4,350)
	$4,556	$2,836

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non recurring basis on the Consolidated Balance Sheet as of September 30, 2024 and September 30, 2023 by level within the fair value hierarchy:

	September 30, 2024
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Foreclosed real estate owned	$-	$-	$3,195	$3,195
Individually evaluated loans held for investment	-	-	7,615	7,615

	September 30, 2023
	Level I	Level II	Level III	Total Fair Value
Financial assets:
Foreclosed real estate owned	$-	$-	$3,311	$3,311
Impaired loans	-	-	9,693	9,693

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2024
Individually evaluated loans held for investment	$7,615	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.9%)
Foreclosed real estate owned	3,195	Appraisal of collateral (1)	Appraisal adjustments (2)	10% (10.0%)
September 30, 2023
Impaired loans	$9,693	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	3,311	Appraisal of collateral (1)	Appraisal adjustments (2)	10 to 35% (10.2%)

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

Individually Analyzed Loans (generally carried at fair value)

The Company has measured impairment on individually evaluated loans generally based on the fair value of the loan’s collateral. Individually evaluated loans are evaluated on the collateral method based on Level II inputs utilizing outside appraisals. Those individually evaluated loans for which management incorporates significant adjustments for sales costs and other discount assumptions regarding market conditions are considered Level III fair values. The fair value investment in individually analyzed loans totaled $7.6 million less their valuation allowances of $2,000 at September 30, 2024. The fair value consists of the loan balances of $9.7 million less their valuation allowances of $42,000 at September 30, 2023.

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

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2024 and 2023 is in accordance with ASC Topic 825, Financial Instruments which requires public entities to use exit pricing in the calculations of the tables below.

	September 30, 2024
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,744,284	$-	$-	$1,635,032	$1,635,032
Mortgage servicing rights	1,051	-	-	1,450	1,450
Investment securities held to maturity	47,378	-	41,519	-	41,519
Financial liabilities:
Deposits	1,629,051	1,046,990	-	581,842	1,628,832
Short-term borrowings	280,000	-	-	280,631	280,631
Other borrowings	10,000	-	-	10,042	10,042

	September 30, 2023
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Loans receivable, net	$1,680,525	$-	$-	$1,524,615	$1,524,615
Mortgage servicing rights	874	-	-	1,470	1,470
Investment securities held to maturity	52,242	-	42,090	-	42,090
Financial liabilities:
Deposits	1,661,016	1,157,045	-	499,101	1,656,146
Short-term borrowings	374,652	-	-	364,291	364,291

For Cash and Cash Equivalents, Accrued Interest Receivable, Regulatory Stock, Bank Owned Life Insurance, Advances by Borrowers for Taxes and Insurance, and Accrued Interest Payable the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

The fair value approximates the current book value.

15.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive loss for the years ended September 30, 2024 and 2023, is as follows (in thousands):

	Accumulated Other Comprehensive Loss (1)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2023	$66	$(17,525)	$7,966	$(9,493)
Other comprehensive income (loss) before reclassifications	1,825	9,840	(1,659)	10,006
Amounts reclassified from accumulated other comprehensive loss	-	-	(7,078)	(7,078)
Period change	1,825	9,840	(8,737)	2,928
Balance at September 30, 2024	$1,891	$(7,685)	$(771)	$(6,565)
Balance at September 30, 2022	$(1,108)	$(13,879)	$12,093	$(2,894)
Other comprehensive income (loss) before reclassifications	1,174	(3,742)	3,079	511
Amounts reclassified from accumulated other comprehensive loss	-	96	(7,206)	(7,110)
Period change	1,174	(3,646)	(4,127)	(6,599)
Balance at September 30, 2023	$66	$(17,525)	$7,966	$(9,493)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate approximating 21% in Fiscal 2024 and 2023.

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended September 30, (3)		Affected Line Item in the Consolidated
(in thousands)	2024	2023	Statement of Income
Securities available for sale (1):
Net securities gains reclassified into earnings	$-	$(121)	Gain on sale of investment securities, net
Related income tax expense	-	25	Income taxes
Net effect on accumulated other comprehensive loss for the period	-	(96)
Derivatives and Hedging Activities (2):
Interest expense, effective portion	8,960	9,122	Interest expense
Related income tax expense	(1,882)	(1,916)	Income taxes
Net effect on accumulated other comprehensive loss for the period	7,078	7,206
Total reclassifications for the period	$7,078	$7,110

(1)
For additional details related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 3, “Investment Securities.”
(2)
For additional details related to derivative financial instruments see Note16, “Derivatives and Hedging Activities.”
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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2024 and 2023, (in thousands).

		Fair Values of Derivative Instruments
		Asset Derivatives
		As of September 30, 2024			As of September 30, 2023
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
FHLB Advances	125,000	Derivative and hedging assets	2,375	230,000	Derivative and hedging assets	10,086
Commercial Loans	97,089	Derivative and hedging assets	5,828	86,265	Derivative and hedging assets	9,576
Total derivatives designated as hedging instruments	$222,089		$8,203	$316,265		$19,662

		Fair Values of Derivative Instruments
		Liability Derivatives
		As of September 30, 2024			As of September 30, 2023
Hedged Item	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
FHLB Advances	255,000	Derivative and hedging liabilities	3,348	-	Derivative and hedging liabilities	-
Commercial Loans	127,497	Derivative and hedging liabilities	5,835	117,516	Derivative and hedging liabilities	9,579
Total derivatives designated as hedging instruments	$382,497		$9,183	$117,516		$9,579

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2024, the Company had 17 interest rate swaps with a notional of $380 million associated with the Company’s cash outflows associated with various FHLB advances and 48 interest rate swaps with a notional amount of $225 million associated with commercial loans. As of September 30, 2023, the Company had ten interest rate swaps with a notional of $230 million associated with the Company’s cash outflows associated with various brokered deposits and $204 million associated with commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended September 30, 2024 and 2023.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the 12 months ended September 30, 2024 and 2023, the Company had $9.0 million and $9.1 million in gains, classified to interest expense, respectively. During the next twelve months, the Company estimates that $1.7 million will be reclassified as a decrease in interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended September 30, 2024 and 2023 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative			Amount of Gain Reclassified from Accumulated OCI into Income
	Year Ended September 30,	Year Ended September 30,	Location of Gain Reclassified from	Year Ended September 30,	Year Ended September 30,
	2024	2023	Accumulated OCI into Income	2024	2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(11,063)	$(5,222)	Interest Expense	$8,960	$9,122
Total	$(11,063)	$(5,222)		$8,960	$9,122

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

As of September 30, 2024 and 2023 the Company had derivatives in a net asset position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2024 and 2023, it could have been required to settle its obligations under the agreements at the termination value.

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

18.
PARENT COMPANY

Condensed financial statements of ESSA Bancorp, Inc. are as follows (in thousands):

CONDENSED BALANCE SHEET

	September 30,
	2024	2023
ASSETS
Cash and due from banks	$3,714	$5,564
Equity securities	26	32
Investment in subsidiary	223,169	210,505
Premises and equipment, net	371	381
Other assets	3,314	3,377
TOTAL ASSETS	$230,594	$219,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$173	$151
Stockholders’ equity	230,421	219,708
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,594	$219,859

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2024	2023
INCOME
Interest income	$937	$718
Unrealized (loss) gain on equity securities	(6)	4
Dividends	8,000	6,000
Other	15	-
Total income	8,946	6,722
EXPENSES
Professional fees	466	657
Other	30	30
Total expenses	496	687
Income before income tax benefit	8,450	6,035
Income tax benefit	96	7
Income before equity in undistributed net earnings of subsidiary	8,354	6,028
Equity in undistributed net earnings of subsidiary	8,638	12,548
NET INCOME	$16,992	$18,576
COMPREHENSIVE INCOME	$19,920	$11,977

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$16,992	$18,576
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiary	(8,638)	(12,548)
Provision for depreciation	10	10
Increase in accrued income taxes	(96)	(1,443)
Increase in accrued interest receivable	-	(248)
Other, net	850	721
Net cash provided by operating activities	9,118	5,068
FINANCING ACTIVITIES
Purchase of treasury stock shares	(5,063)	-
Dividends on common stock	(5,905)	(5,859)
Net cash used for financing activities	(10,968)	(5,859)
Decrease in cash	(1,850)	(791)
CASH AT BEGINNING OF YEAR	5,564	6,355
CASH AT END OF YEAR	$3,714	$5,564

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

December 13, 2024	By:	/s/ Gary S. Olson
Gary S. Olson President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary S. Olson	President, Chief Executive Officer and Director	December 13, 2024
Gary S. Olson	(Principal Executive Officer)

/s/ Allan A. Muto	Executive Vice President and Chief Financial Officer	December 13, 2024
Allan A. Muto	(Principal Financial and Accounting Officer)

/s/ Robert C. Selig, Jr.	Chairman of the Board	December 13, 2024
Robert C. Selig, Jr.

/s/ Joseph S. Durkin	Director	December 13, 2024
Joseph S. Durkin

/s/ Daniel J. Henning	Director	December 13, 2024
Daniel J. Henning

/s/ Christine D. Gordon, J.D.	Director	December 13, 2024
Christine D. Gordon, J.D.

/s/ Philip H. Hosbach, IV	Director	December 13, 2024
Philip H. Hosbach, IV

/s/ Tina Q. Richardson	Director	December 13, 2024
Tina Q. Richardson

/s/ Carolyn P. Stennett	Director	December 13, 2024
Carolyn P. Stennett

/s/ Elizabeth B. Weekes	Director	December 13, 2024
Elizabeth B. Weekes