Form 10-K/A
period 2024-09-30
ESSA Bancorp, Inc.
filed 2025-01-28
CIK 1382230

SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
12b-2
of the Exchange Act). YES  ☐ NO ☒
As of January 24, 2025, there were 18,133,095 shares issued and 10,154,664 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the Registrant, computed by reference to the last sale price on January 24, 2025, was $195,325,406.

Auditor Name: S.R. Snodgrass, P.C.	Auditor Location: Conshohocken, Pennsylvania	Auditor Firm ID: 00074

DOCUMENTS INCORPORATED BY REFERENCE
None

i

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended September 30, 2024, originally filed on December 13, 2024 (the “Original Filing”) by ESSA Bancorp, Inc., a Pennsylvania corporation (“ESSA Bancorp” or the “Company”). ESSA Bancorp is filing this Amendment to present the information required by Part III of Form
10-K
as the Company will not file its definitive annual proxy statement within 120 days of the end of its fiscal year ended September 30, 2024.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
On January 9, 2025, the Company entered into a definitive merger agreement with CNB Financial Corporation, pursuant to which the companies will combine in an all-stock
merger. The completion of the merger remains subject to receipt of the requisite stockholder and regulatory approvals and other customary closing conditions. As a result, the Company does not anticipate holding an annual meeting of stockholders prior to the closing of the proposed merger.
Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of and for the periods covered in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any subsequent events.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors currently consists of nine (9) members and is divided into three classes, with one class of directors elected each year.

The biographies of the board members below contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director. The principal occupation during the past five years of each of our directors is set forth below. All directors have held their present positions for at least five years unless otherwise stated. Each existing director is also a director of ESSA Bank & Trust.

All of the directors are or were long-time residents of the communities served by ESSA Bancorp and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each nominee and director continuing in office has significant knowledge of the businesses that operate in ESSA Bancorp’s market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. As the holding company for a community banking institution, ESSA Bancorp believes that the local knowledge and experience of its directors assists ESSA Bancorp in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and assessing the risks inherent in its lending operations, and provides ESSA Bancorp with greater business development opportunities.

Directors and Executive Officers

Following is the business experience for the past five years of each of the Company’s directors and executive officers with their ages as of September 30, 2024.

Joseph S. Durkin, age 65, is Executive Vice President of Reilly Associates, a firm established in 1930 and headquartered in Pittston, Pennsylvania which provides engineering, environmental, and surveying services to clients. He has overseen engineering projects throughout Pennsylvania and New York. He has provided guidance for project management, engineering, finance, and scheduling among numerous other activities. Mr. Durkin previously held analytical positions with Rohm and Haas Company, FMC Corporation and Chevron Research Company, and is a partner in Northeast Infrastructure LLC, a service-disabled veteran owned small business, which provides project development services. He holds a Bachelor of Science in engineering from Princeton University and an MBA from the University of Chicago and is active in numerous local philanthropic and professional organizations. Mr. Durkin’s extensive business experience is of significant benefit to the Board and led to his appointment to the Board of Directors in 2016.

Christine D. Gordon, age 48, is Vice President, Chief Compliance Officer at Olympus Corporation of the Americas. She is responsible for overseeing Olympus’ Compliance program across all business groups in the Americas. She formerly spent seven years in public service as an Assistant District Attorney in the City of Philadelphia. Ms. Gordon earned her Bachelor of Arts degree from Lehigh University, holds a law degree from Villanova University, and is a member of the Pennsylvania Bar. Ms. Gordon’s experience as an attorney and a compliance officer provide a unique perspective to the Board and led to her appointment to the Board of Directors in 2016.

Daniel J. Henning, age 72, is the owner of A. C. Henning Enterprises, Inc., builder developers of multi-family and commercial projects in the Pocono area. Mr. Henning is also a partner in AMD/Henning Leasing, a family real estate holding partnership. He has previously served on several public authorities in Monroe County. Mr. Henning has been a director of the Company since its inception and a director of ESSA Bank & Trust since 1995. Mr. Henning’s experience as a real estate developer and a local business owner led to his appointment to the Board of Directors in 1995.

Philip H. Hosbach, IV, age 62, is a retired executive from Sanofi Pasteur where he was Vice President, Global Public Affairs for Vaccines. He is currently an independent consultant working with pharmaceutical and healthcare companies. His prior roles with Sanofi Pasteur included Vice President, New Products and Immunization Policy and Vice President, US Vaccine Public Affairs. He was also a member of Sanofi Pasteur’s board of directors and executive committee. Mr. Hosbach was previously a director of the Company from 2014 to 2016 at which time he resigned following his acceptance of a career assignment overseas. Mr. Hosbach was reappointed to the Board in 2018. Mr. Hosbach is a respected senior leader with over 31 years of experience, holding executive positions in clinical research, research and development, advocacy, government relations, and commercial operations, including marketing and sales. His interdisciplinary expertise ranges in public affairs, global corporate governance, public policy, and U.S. federal and state government relations. Mr. Hosbach’s significant government relations, marketing and sales experience are of great benefit to the Board of Directors.

Gary S. Olson, age 70, has been President and Chief Executive Officer of ESSA Bank & Trust since 2000. Mr. Olson began his career at ESSA Bank & Trust in 1977. Mr. Olson is a graduate of East Stroudsburg University. Mr. Olson has been a director of the Company since its inception and a director of ESSA Bank & Trust since 2000. Mr. Olson’s extensive banking experience and knowledge of local markets enhance the breadth of experience of the Board of Directors.

Dr. Tina Q. Richardson, age 61, is Chancellor of Penn State University’s Lehigh Valley campus. As Chancellor of the campus, she is responsible for all managerial decisions related to strategic planning, academics, student experiences, financial resource management and facilities management. She was formerly associate dean of academic affairs at Drexel University School of Education and served twenty years as a faculty member at Lehigh University. Dr. Richardson received her bachelor’s degree in psychology and master’s and doctorate in counseling psychology from the University of Maryland. She currently serves on the board of directors for Greater Lehigh Valley Chamber of Commerce, Lehigh Valley Economic Development Corporation, and Lehigh Valley Partnership. Dr. Richardson resides in Bethlehem, PA. Dr. Richardson’s experience with institutional governance, education and the Lehigh Valley community provides significant benefit and perspective to the Board of Directors and led to her appointment to the Board of Directors in December 2020.

Robert C. Selig, Jr., age 76, recently retired after serving as President of Selig Construction Company since 1972. Selig Construction Company focuses on its landscape and nursery business. Mr. Selig is a graduate of West Side Area Vocational/Technical School. Mr. Selig has been a director of the Company since its inception and a director of ESSA Bank & Trust since 1990. Mr. Selig’s experience as a local businessman focusing on real estate matters is of great value to the Board of Directors.

Carolyn P. Stennett, age 58, is Vice President, Human Resources at Victaulic Company. She leads their global human resources team and is responsible for all aspects of Victaulic’s people strategy that supports Victaulic’s strategic growth and corporate objectives. She was formerly the deputy director and general counsel for the National Head Start Association and assistant general counsel for United Technologies Corporation. Ms. Stennett received her B.S. in chemistry from Howard University, Master of Public Administration from Harvard University Kennedy School and J.D. from Boston College Law School. She currently serves on the board of trustees for the Allentown Art Museum, Cedar Crest College and Lehigh Valley Economic Development Corporation. Ms. Stennett resides in Allentown, PA. Ms. Stennett’s experience as an attorney and as a human resources professional provides significant benefit and perspective to the Board and led to her appointment to the Board of Directors in December of 2020.

Elizabeth B. Weekes, age 65, has been a partner in the law firm Bensinger and Weekes, P.A. since 1987. Ms. Weekes’s practice focuses on real estate, civil litigation, domestic relations, banking, municipalities and estates. Ms. Weekes is a graduate of Colgate University and Dickinson School of Law. Ms. Weekes has been a director of the Company since its inception and a director of ESSA Bank & Trust since 1998. Ms. Weekes’s experience as a real estate attorney provides a unique perspective to the Board of Directors.

Executive Officers of ESSA Bank & Trust Who Are Not Also Directors

Allan A. Muto, age 64, has been the Executive Vice President and Chief Financial Officer of ESSA Bank & Trust since January 2006. Prior to that, Mr. Muto served as Executive Vice President, Chief Operating Officer beginning in 2001.

Charles D. Hangen, age 52, was appointed Executive Vice President and Chief Risk Officer, effective January 2022. Prior to that, Mr. Hangen was Executive Vice President, Chief Operating Officer since May 2017. In August 2015, Mr. Hangen was appointed Senior Vice President, Chief Operating Officer. Prior to that, Mr. Hangen served as Senior Vice President, Lending Services Division beginning in 2014. Mr. Hangen joined ESSA Bank & Trust as Vice President, Credit Administration in August 2012. Previously, Mr. Hangen served as Vice President of Lending for First Star Bank from 2004 through August 2012.

Thomas J. Grayuski, age 63, was appointed Senior Vice President, Chief Human Resource Officer, effective January 2022. Prior to that Mr. Grayuski was Senior Vice President, Human Resources Services Division since May 2017. Mr. Grayuski served as Vice President, Human Resources Services Division beginning in 2000 and joined ESSA Bank & Trust in 1996.

Peter A. Gray, age 60, was appointed Senior Executive Vice President, Chief Operating Officer, effective January 2022. Prior to that, Mr. Gray was Executive Vice President, Chief Banking Officer since December 2017. Mr. Gray joined the Bank in March of 2017 as an Executive Vice President, Director of Strategic Initiatives. Previously, Mr. Gray served in various executive positions at National Penn Bank in Allentown as well as at other financial institutions. Mr. Gray holds an MBA in Corporate Finance from Fairleigh Dickinson University. He currently serves on the board of directors of the Pocono Mountain United Way and State Theatre of Easton.

Corporate Governance and Code of Ethics and Business Conduct

ESSA Bancorp is committed to maintaining sound corporate governance principles and the highest standards of ethical conduct and is in compliance with applicable corporate governance laws and regulations.

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

Procedures for the Nomination of Directors by Stockholders

In addition to submitting candidates to the Board for consideration, a stockholder may nominate candidates for election as directors in accordance with Article 3.12 of the Company’s bylaws. Such stockholder’s notice shall set forth the following:

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

Audit Committee

The Audit Committee currently consists of Mr. Durkin (Chair), Ms. Weekes and Ms. Gordon. The Audit Committee is responsible for providing oversight relating to our financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the Board. Each member of the Audit Committee is independent in accordance with the listing standards of the NASDAQ Stock Market and under Securities and Exchange Commission Rule 10A-3. The Board of Directors determined that Mr. Durkin qualified as an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Insider Trading Policy

We have adopted an insider trading policy for directors, officers and employees of the Company that govern the purchase, sale and/or other dispositions of our common shares and other securities by our directors, executive officers, employees and any member of his or her immediate family living in his or her household. The insider trading policy prohibits trading in Company securities when the director, executive or employee has material, non-public information about the Company.

In addition to the above restrictions, the insider trading policy requires that our Section 16 officers pre-clear every transaction involving Company securities with the Company’s compliance officer. Pre-clearance obligations apply to all transactions in Company securities. Additionally, directors and certain officers are prohibited from trading in Company securities during certain blackout periods.

The foregoing summaries of our insider trading policies do not purport to be complete and are qualified in their entirety by reference to the full text of the policies, copies of which can be found as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

ITEM 11. Executive Compensation

Summary

The Company delivered another year of strong financial performance and stockholder value in fiscal 2024. We stayed on course against a backdrop of higher interest rates, regional bank failures, worries of a serious recession, and inflationary pressures. The Company’s positive results reflected disciplined risk management, expense control and balance sheet vigilance. We emphasized high levels of liquidity, capital strength and asset quality while maximizing loan and deposit growth.

Company Performance. For the fiscal year ended September 30, 2024:

•

The Company reported net income of $17.0 million, or $1.78 per diluted share for the fiscal year ended September 30, 2024 compared to $18.6 million or $1.91 per diluted share for the fiscal year ended September 30, 2024.

•	The Company’s net interest margin was 2.80% for the year ended September 30, 2024 compared to 3.24% for the year ended September 30, 2023.

•	The Company’s efficiency ratio was 69.60% for fiscal year 2024 compared to 65.5% for fiscal year 2023.

•

The Company’s return on average assets and return on average equity, both important drivers for 2024 executive compensation payments, respectively, were 0.78% and 7.58% for the 2024 fiscal period compared to 0.92% and 8.46% for the prior fiscal year.

•

Total assets were $2.19 billion at September 30, 2024 and $2.29 billion at September 30, 2023 primarily reflecting decreases in cash and cash equivalents and investment securities, offset in party by growth in loans receivable.

•

Total net loans at September 30, 2024 were $1.74 billion, up 3.79% from $1.68 billion a year earlier, reflecting strong originations in commercial real estate, residential mortgage and home equity loans, together with slowing prepayment speeds due to higher interest rates.

•

Lending activity was highlighted by 7.6% growth in commercial real estate loans to $884.6 million at September 30, 2024, from $822.0 million at September 30, 2023. During the same period, the residential mortgage portfolio increased 1.2% to $721.5 million from $713.3 million.

•

Asset quality remained strong, with a ratio of nonperforming assets to total assets of 0.58% at September 30, 2024, compared to 0.63% at September 30, 2023. The allowance for loan losses to total loans was 0.87% at September 30, 2024, compared to 1.09% at September 30, 2023, respectively.

•

Total deposits were $1.63 billion at September 30, 2024, with lower-cost core deposits comprising 64.3% of total deposits, compared to $1.66 billion at September 30, 2023, with core deposits comprising 69.7% of total deposits.

•

Total stockholders’ equity increased to $230.4 million at September 30, 2024, compared with $219.7 million at September 30, 2023. Tangible book value per share at September 30, 2024, rose to $21.4 from $19.80 at September 30, 2023.

2024 Compensation Decisions. Considering numerous factors including the Company’s performance, performance of individual executives, the external market and a variety of internal factors the following compensation actions were taken for the fiscal year ended September 30, 2024:

•

Approved 2024 base salary increases of 3.5% for Mr. Olson, 2.5% for Mr. Hangen, and 3.0% for Mr. Gray, effective at the beginning of the Company’s fiscal 2024 year to reflect performance and achieve better alignment with its peers.

•

Approved 2025 base salary increases of 3.5% for Mr. Olson, 3.0% for Mr. Hangen, and 3.5% for Mr. Gray effective at the beginning of the Company’s fiscal 2025 year to reflect performance and achieve better alignment with peers.

•	Executive/Management Annual Incentive Plan:

•	Approved the fiscal year 2025 Executive/Management Annual Incentive Plan metric – actual ROA achievement relative to the Company’s budgeted goal. This plan metric is unchanged from 2024.

•

Based on the Company’s fiscal 2024 ROA performance of 0.78% vs. a goal of 0.82%, it was determined that the Executive/Management Annual Incentive Plan fiscal year 2024 payment would be at 93.75% of the Plan’s target payment.

•	Long-Term Incentive Plan

•

Approved the fiscal year 2025 Long-Term Incentive Plan metrics with no change from the prior year achievement of ROE (weighted 65% of total goal) and Efficiency Ratio (weighted 35% of total goal) goals relative to budgeted goals.

•

Based on the Company’s fiscal year 2024 performance, it was determined that the Long-Term Incentive Plan fiscal year 2024 payout would be at 0.54% of the Plans’ target payout based upon ROE of 7.58% vs. performance target 8.15% and Efficiency Ratio of 69.60% vs. performance target of 65.98%.

•

Approved staff year-end discretionary bonus of 7.0% based upon the Bank’s consolidated net income of $17.0 million for the year ending September 30, 2024 to be allocated to employees based upon management’s recommendation.

Governance Practices & Policies

Our pay practices emphasize good governance and market practice.

We do	We do not
✓ Place significant emphasis on variable compensation, which includes cash and equity awards that are entirely dependent on the achievement of financial goals	× Offer compensation-related tax gross-ups including Section 280G gross-ups

✓ Use performance-related long-term compensation	× Have any excessive perquisites

✓ Have stock ownership requirements for executives and directors	× Re-price stock options

✓ Have an executive compensation clawback policy to ensure accountability	× Have single-trigger equity vesting

✓ Have an independent compensation consultant advising the Compensation Committee	× Allow hedging of Company stock

✓ Responsibly manage the use of equity compensation	× Allow pledging of Company stock

✓ Conduct periodic compensation risk reviews to ensure our programs do not motivate employees to take unnecessary risk	× Have single-trigger severance provisions in NEO employment agreements

✓ Have double-trigger equity vesting

✓ Have double-trigger severance provisions in NEO employment agreements

Executive Compensation Objectives and Philosophy

The primary objectives of the Company’s executive compensation program are the following:

•	Institute pay programs that align executive interests with stockholder value creation.

•	Align compensation with the external market to support the Company’s ability to attract, motivate and retain key executive talent.

•	Link pay and performance.

•	Balance risk and reward in order to mitigate unnecessary risk to the Company by avoiding certain compensation practices that may incentivize risk.

•	Be appropriate (equitable) from both an internal (company) and external (market) perspective.

To achieve these objectives, the Company has structured the NEO compensation program in the following manner:

•	Salary levels and merit increases that reflect position responsibilities, competitive market rates, strategic importance of the position and individual performance.

•

Annual cash incentive (i.e., bonus) payments that are based on the Company’s annual financial performance, as approved by the Compensation Committee. The Compensation Committee has the discretion to take into consideration extraordinary items that affect income gain, expense or loss and other factors it may deem relevant.

•

Long-term equity-based incentives that reward outstanding performance with incentives that focus our management team on creating stockholder value over the long term. By increasing the equity holdings of our NEOs, we provide them with a continuing stake in our long-term success.

•

Benefit programs that provide all of our employees, including the NEOs, with access to health and welfare benefits. All of our employees are also eligible to participate in retirement plans sponsored by the Company. Our benefit programs are designed to be competitive with our peers. To support these objectives, our total compensation (sum of base salary, annual incentive, long-term incentives) and benefits package for our NEOs are generally positioned around median competitive levels for commensurate performance, taking into account the relative responsibilities of our NEOs. Actual total compensation in any given year may be above or below the target level and market median, based on individual and corporate performance.

Compensation Decision Process

The Compensation Committee is responsible for establishing and overseeing the executive compensation program, annually reviewing and approving the compensation of the CEO and reviewing and approving the CEO’s recommendations regarding the compensation of the other NEOs. The Compensation Committee considers external market data when determining changes in compensation of the NEOs, and weighs a variety of different factors in its deliberations, including the performance of each executive, the overall performance of the Bank, the Bank’s executive compensation philosophy and the relative position of current pay to the external market data.

The CEO does not play any role in the Compensation Committee’s determination of his own pay. When appropriate, the Compensation Committee meets in executive session absent the CEO. The Compensation Committee does, however, solicit input from the CEO concerning the performance and compensation of the other NEOs. The CEO bases his recommendations on his assessment of each individual’s performance, external market pay practices, retention risk and the Company’s overall pay philosophy. All NEO compensation decisions are ultimately made by the Compensation Committee.

Role of Compensation Consultant

The Compensation Committee engaged the services of Herbein HR Consulting to serve as an independent compensation consultant to assist it in evaluating executive compensation programs and in making determinations regarding executive officer compensation. The independent compensation consultant reports directly to the Compensation Committee and is available to advise the Compensation Committee. In addition to providing executive compensation consulting to the Compensation Committee, the consultant provided limited associated services to the Company. This work was done with the prior knowledge and approval of the Compensation Committee and was not in conflict with the services provided to the Committee. The independent compensation consultant has certified to the Compensation Committee that they are “independent” within the meaning of applicable laws, regulations and stock exchange requirements.

Assessing Competitive Practice (Peer Groups)

In order to ensure that the Company is providing a competitive executive compensation program that will attract and retain key executive talent, the Company conducts a market-based compensation analysis annually. The Company conducts this market analysis with the assistance of our independent compensation consultant using two types of market data:

•

Peer group data: The Compensation Committee used the pay levels and compensation practices of a 21-company peer group to guide decisions regarding pay levels for fiscal year 2024, as determined with the assistance of the independent compensation consultant. This peer group includes companies similar in asset size, geographic region and within the same industry as the Company.

•

Survey data: The Compensation Committee also considered third-party compensation data surveys that focused on banks that were similar to the Company in asset size and geographic region since we believe that our most direct competitors for executive talent are not necessarily limited to the companies included in our peer group. The Compensation Committee does not materially rely upon data from any individual company participating in any of the surveys in making compensation decisions.

Elements of the Compensation Package and 2024 Pay Outcomes

Our total compensation package primarily consists of base salaries, annual incentives and long-term incentives. We also provide modest but competitive benefits available to all employees in addition to limited retirement benefits.

Base Salaries. Executive officer base salary levels are evaluated by the Compensation Committee on an annual basis. The Compensation Committee takes into consideration the NEO’s performance and contribution to the long-term goals of the Company, leadership, operational effectiveness and experience in the industry, overall competitiveness with market levels, as well as recent operating results, performance targets and other relevant factors.

Fiscal Year 2024 Base Salaries

The Committee approved 2024 base salary increases of 3.5% for Mr. Olson, 2.5% for Mr. Hangen and 3.0% for Mr. Gray effective at the beginning of the Company’s fiscal 2024 year to reflect performance and achieve better alignment with its peers.

Name	2024 Salary	2023 Salary	Percent Change
Gary S. Olson	$581,521	$561,856	3.5%
Charles D. Hangen	$287,039	$280,038	2.5%
Peter A. Gray	$335,976	$326,190	3.0%

Fiscal Year 2025 Base Salaries

Base salaries for Named Executive Officers were increased for 2025. Mr. Olson received an annual base salary increase of $20,353 (3.5%) which was effective beginning in the Company’s fiscal 2025 year. Mr. Hangen received an annual base salary increase of $8,611 (3.0%) which was effective beginning in the Company’s fiscal 2025 year. Mr. Gray received base salary increases of $11,759 (3.5%) which was effective beginning in the Company’s fiscal 2025 year.

Annual Incentives. The ESSA Bank & Trust Executive/Management Annual Incentive Plan is a cash bonus plan designed to motivate and reward participants, including the NEOs, for their contribution to the Company and for achieving annual financial goals. The Compensation Committee established bonus targets for each NEO as a percentage of base salary. For 2024, actual bonuses were paid out at 93.75% of target as follows:

Name	Target Bonus %	Actual Bonus as % of Base Salary	Actual Bonus Paid in Cash
Gary S. Olson	45%	42.2%	$245,025
Charles D. Hangen	40%	37.5%	$107,593
Peter A. Gray	40%	37.5%	$125,850

The Company’s Executive/Management Annual Incentive Plan is a formulaic annual incentive plan based on the Company’s achievement of ROA goals relative to the Company’s budgeted ROA goals. The Company achieved an ROA of 0.78% for the fiscal year ended September 30, 2024 compared to a budgeted goal of 0.82%.

Long-Term Incentive Compensation. To further align the Company’s compensation program with Company performance, the Company utilizes performance-based cash awards to NEOs in combination with time-based restricted stock awards. The value of the long-term grants for 2024 was determined based on a number of factors, including the level of the executive’s responsibilities, competitive market practice and the executive’s performance leading up to the date of the grant. The 2024 long-term grants were split into two components:

•

50% of the award value is granted in the form of time-based restricted stock, 25% of which vested at the end of fiscal year 2024, with an additional 25% vesting annually on September 30, 2025, 2026 and 2027, respectively. At each vesting date, awards are issued as Company common stock. The primary objectives of the time-based restricted stock award are to reward employee contributions, align each participant’s financial interests with the long-term interests of the Company’s stockholders, and encourage continued employment (retention) with the Company.

•

Beginning in 2020, 50% of the award value is granted in the form of performance-based awards subject to achievement of performance criteria over a one-year performance period, 25% of which vested at the end of fiscal year 2024, with an additional 25% vesting annually on September 30, 2025, 2026 and 2027, respectively. At each vesting date, awards are settled in cash.

•

Executives can earn between 0% and 150% of the performance-based award granted based upon the Company’s ROE and efficiency ratio performance over a one-year period (achievement will be interpolated between the various performance points described below), as adjusted by the Committee pursuant to the plan.

•

The primary objectives of the performance-based awards are to (i) reward the executive for the Company’s performance, (ii) align his or her financial interests with the long-term interests of the Company’s stockholders, and (iii) encourage the continued retention of the executive. This plan addresses the Company’s intent to incorporate a financial goal that was measurable and controllable by the Company’s management while acknowledging that multi-year performance goals are subject to changes in the market beyond the Company’s control.

•	All performance-based awards will be settled in cash.

•

65.0% of the performance target for the fiscal year ending September 30, 2024 was an ROE of 8.15% (which was set by the Board at the beginning of the fiscal year), with a threshold performance of 6.52% (80% of the target level) and a maximum performance of 10.19% (1.25% of the target level). 35% of the performance target for the fiscal year ending September 30, 2024 was an efficiency ratio of 65.98%, with a threshold performance of 66.98% and a maximum performance of 63.98%.

•

For the fiscal year 2024, the Company’s actual ROE was 7.58% and actual efficiency ratio was 69.60%. Based on the Company’s fiscal year 2024 performance, it was determined that the Long-Term Incentive Plan fiscal year 2024 payout would be 0.54% of the plan’s target payout.

Executives will forfeit any unvested restricted stock awards if their employment by the Company is terminated for any reason prior to vesting, except in the event of death, disability or involuntary termination following a change in control.

Other Compensation. While the majority of each NEO’s compensation packages are comprised of base salary, annual incentives and long-term incentives as discussed above, the Company does provide very limited benefits, which are discussed following our tabular disclosures on the pages that follow.

Other Compensation Policies and Guidelines

Stock Ownership Guidelines. To align the interests of the Company’s NEOs with the interests of the Company’s stockholders, the Company maintains stock ownership guidelines, where NEOs are required to own shares of common stock equal to a specified multiple of their annual base salary.

The applicable levels are as follows:

CEO	3x salary
CFO	2x salary
Other NEOs	1x salary

NEOs have five years from the date of hire to meet these ownership requirements. As of September 30, 2024, all NEOs were in compliance with the Company’s stock ownership guidelines.

Clawback Policy. The Company’s clawback policy sets forth a compensation recovery (“clawback”) policy with respect to certain incentive-based compensation that may be received by an executive officer, where such payment would be predicated upon achieving certain financial results that were subsequently the subject of a restatement of our financial statements, and a lower payment would have been made to the executive officer based upon the restated financial results. In such case, the Committee has the authority to seek to recover from the executive officer the amount by which such executive officer’s incentive-based payments for the relevant period exceeded the lower payment that would have been made based on the restated financial results. The incentive-based compensation subject to clawback is the incentive-based compensation received during the three completed fiscal years immediately preceding an accounting restatement; provided that the individual served as an executive officer at any time during the performance period applicable to the incentive-based compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2024 and 2023, certain information as to the total compensation paid to the Company’s President and Chief Executive Officer and the two other most highly compensated executive officers of the Company.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Nonqualified Deferred Compensation Earnings ($)(3)	All Other compensation ($)		Total ($)
Gary S. Olson President and Chief Executive Officer	2024 2023	580,765 560,827	— —	— 100,000	299,025 387,552	— —	73,108 72,120	(4)	1,052,898 1,120,499
Peter A. Gray Senior Executive Vice President and Chief Operating Officer	2024 2023	335,599 325,650	— —	— 50,000	152,850 199,918	— —	51,021 50,547	(5)	589,470 626,115
Charles D. Hangen Executive Vice President, Chief Risk Officer	2024 2023	286,770 279,724	— —	— 50,000	134,593 179,904	— —	55,657 54,403	(6)	527,020 564,031

(1)

The amounts in this column reflect the aggregate grant date fair value of the restricted stock awards, subject to time-based vesting, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote 11 to our audited financial statements for the fiscal year ended September 30, 2024 included in our Annual Report on Form 10-K.

(2)

For 2024, reflects the amount of $245,025, $125,850 and $107,593, respectively, paid to Messrs. Olson, Gray and Hangen, respectively, under the ESSA Bank & Trust Executive/Management Annual Incentive Plan and $54,000, $27,000 and $27,000, respectively, earned by Messrs. Olson, Gray and Hangen under the Long-Term Incentive Plan, of which only 25% of such amounts paid were paid to Messrs. Olson, Gray and Hangen in 2024. Amounts earned under the Long-Term Incentive Plan are subject to a vesting schedule, with 25% of the award vesting each year, commencing as of September 30, 2021. Accordingly, Messrs. Olson, Gray and Hangen were paid 25% or $13,500, $6,750 and $6,750, respectively, of the amount shown in the Summary Compensation Table in fiscal year 2024 and the remaining amounts will be paid subject to the conditions of the vesting schedule. There is no guarantee that the non-vested portions will be paid to the named executive officers. For additional information see the description of the plans above under “Annual Incentives.”

(3)	No “above-market earnings” were paid on deferred compensation.
(4)

Includes $27,285 for health insurance premiums; $434 for dental insurance premiums; $69 for vision insurance premiums; $11,984 for life insurance premiums and benefits; $1,591 for long term disability insurance premiums; $10,800 for automobile allowance; 401(k) match of $11,600 and $9,345 for dividends on unvested stock awards.

(5)

Includes $21,055 for health insurance premiums; $434 for dental insurance premiums; $69 for vision insurance premiums; $1,659 for life insurance premiums and benefits; $1,331 for long term disability insurance premiums; $10,200 for automobile allowance; 401(k) match of $11,600 and $4,673 for dividends on unvested stock awards.

(6)

Includes $27,285 for health insurance premiums; $434 for dental insurance premiums; $69 for vision insurance premiums; $1,773 for life insurance premiums and benefits; $1,137 for long term disability insurance premiums; $9,000 for automobile allowance; 401(k) match of $11,286 and $4,673 for dividends on unvested stock awards.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth information with respect to our outstanding equity awards as of September 30, 2024 for our Named Executive Officers.

		Outstanding Equity Awards at Fiscal Year End September 30, 2024
		Option Awards			Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) unexercisable/ Exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)(1) (2)
Gary S. Olson, President and	10/1/21	—	—	—	1,502	28,868
Chief Executive Officer	10/1/22	—	—	—	2,578	49,549
	10/1/23	—	—	—	4,997	96,042
Peter A. Gray, Senior	10/1/21	—	—	—	751	14,434
Executive Vice President	10/1/22	—	—	—	1,289	24,775
and Chief Operating Officer	10/1/23	—	—	—	2,499	48,031
Charles D. Hangen,	10/1/21	—	—	—	751	14,434
Executive Vice President,	10/1/22	—	—	—	1,289	24,775
Chief Risk Officer	10/1/23	—	—	—	2,499	48,031

(1)	All restricted stock awards vest at a rate of 25% per year, with the first vesting commencing at the end of the fiscal year during which the grant was received.
(2)	Based on the market price of the Company’s common stock of $19.22 on September 30, 2024.

Other Benefit Plans and Agreements

Employment Agreements. ESSA Bancorp and ESSA Bank & Trust have entered into employment agreements with each of the Named Executive Officers. Under the agreements, as of September 30, 2024, the base salaries for Messrs. Olson, Gray and Hangen are $581,521, $335,976 and $287,039, respectively. Base salaries will be reviewed at least annually and may be increased, but not decreased (except for a decrease that is generally applicable to all employees). In addition to the base salary, each agreement provides for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Each of the executives is entitled to severance payments and benefits in the event of his termination of employment under specified circumstances. In the event the executive’s employment is involuntarily terminated without cause or the executive voluntarily resigns for “Good Reason” (as defined in the applicable agreement), the executive would be entitled to a severance payment equal to three times the sum of the executive’s base salary and the highest bonus paid to the executive during the prior three years, payable in a lump sum within 30 days following the termination date, unless a 6-month delay in payment is required in order to comply with Internal Revenue Code Section 409A. In addition, the executive would be entitled, at ESSA Bancorp’s sole expense, to the continuation of life, medical, dental and vision coverage for 36 months after termination of the agreement. The executive would also receive a lump sum payment of the excess, if any, of the present value of the benefits he would be entitled to under the ESSA Bank & Trust’s defined benefit pension plan if the executive had continued working for 36 months over the present value of the benefits to which the executive is actually entitled as of the date of termination. In the event that the severance payment provisions of the employment agreement were triggered for one of the covered executives at September 30, 2024, the executive would be entitled to a cash severance benefit in the amount of approximately $3.1 million, $1.7 million and $1.5 million in the case of Messrs. Olson, Gray and Hangen, respectively.

If the executive’s employment is involuntarily terminated without cause or the executive voluntarily resigns for Good Reason within 24 months following a change in control, the executive would be entitled to the same severance and benefits described in the above paragraph; however, such payments may be reduced by the minimum amount necessary to result in no portion of the payments being non-deductible pursuant to Section 280G of the Internal Revenue Code and subject to an excise tax pursuant to Section 4999 of the Internal Revenue Code.

Upon termination of the executive’s employment other than in connection with a change in control, the executive agrees not to compete with ESSA Bancorp for one year following termination of employment within 50 miles of any existing branch of ESSA Bank & Trust or 50 miles of any office for which ESSA Bank & Trust or a subsidiary has filed an application for regulatory approval.

In the event the executive becomes disabled, ESSA Bancorp would continue to pay the executive his base salary for the longer of the remaining term of the agreement or one year, provided that any amount paid to the executive pursuant to any disability insurance would reduce the compensation the executive would receive and ESSA Bancorp would provide life insurance, medical, dental and vision coverage until the earlier of executive’s return to employment, age 65 or death. In the event that the disability benefit provisions of the employment agreement were triggered for one of the covered executives at September 30, 2024, the executive would be entitled to cash disability benefits in an amount up to approximately $1.7 million, $420,000 and $359,000 in the case of Messrs. Olson, Gray and Hangen, respectively. In the event the executive dies while employed by ESSA Bancorp, the executive’s estate will be paid the executive’s base salary for one year and the executive’s family will be entitled to continuation of medical, dental and vision benefits for one year after the executive’s death. In the event that the death benefit provisions of the employment agreement were triggered for one of the covered executives at September 30, 2024, Messrs. Olson, Gray and Hangen’s beneficiaries would be entitled to a cash payment in the amount of approximately $610,000, $358,000 and $315,000, respectively.

Long-Term Incentive Plan. ESSA Bank & Trust maintains the ESSA Bank & Trust Performance Based Long-Term Incentive Plan for Executives and Management (“LTIP”), which provides for the grant of cash-settled performance-based awards. Prior to the implementation of the LTIP, cash-settled performance-based awards were granted under the 2016 Equity Incentive Plan. Upon adoption of the LTIP in December 2019, cash-settled awards are no longer granted under the 2016 Equity Incentive Plan. Consistent with past practice, the Compensation Committee determines the performance metrics and terms of the long-term incentive awards on an annual basis. Awards are subject to the achievement of performance criteria over a one-year performance period, payable over four years, and a participant must be employed as of the applicable payment date to receive a payment. At each payment date, awards are settled in cash and the awards under the LTIP are subject to the Company’s clawback policy.

Stock Award and Stock Option Program. Stockholders approved the ESSA Bancorp, Inc. 2024 Equity Incentive Plan (the “2024 Equity Plan”) on March 7, 2024. Upon stockholder approval of the 2024 Equity Plan, no additional awards will be granted under the ESSA Bancorp, Inc. 2016 Equity Incentive Plan, which will remain in existence solely for the purpose of administering outstanding grants under that plan. Under the 2024 Equity Plan, individuals may receive awards of Company common stock and grants of options to purchase Company common stock. The Compensation Committee believes that stock ownership provides a significant incentive in building stockholder value by further aligning the interests of our officers and employees with stockholders since such compensation is directly linked to the performance of the Company’s common stock. In addition, stock options and restricted stock awards granted to our Named Executive Officers generally vest over a four-year period, with accelerated vesting in the event of death, disability, involuntary termination of employment (other than for cause) of service following a change in control, thereby aiding retention.

Assuming that accelerated vesting occurred as of September 30, 2024 due to death, disability or an involuntary termination of employment (other than for cause) following a change in control, based on the closing price per share of Company common stock on that date, the value of a reasonable estimate of the awards made to the Named Executive Officers for the fiscal year which ended on September 30, 2024 would be as follows: Mr. Olson would receive $174,459 in value for accelerated restricted stock; Mr. Gray would receive $87,240 in value of accelerated restricted stock and Mr. Hangen would receive $87,240 in value for accelerated restricted stock.

401(k) Plan. ESSA Bank & Trust maintains a 401(k) plan for eligible employees. Employees may participate in the plan when they have attained age 21 and completed 60 days with at least 166 hours of service. Participants may make pre-tax salary deferrals to the plan not to exceed $23,500 (which is the 2025 limit; the limit is adjusted annually for IRS-announced cost-of-living increases), provided, however, that a participant over age 50 may contribute additional amounts to the 401(k) plan. In addition to salary deferrals, the 401(k) plan provides that ESSA Bank & Trust will make an employer matching contribution equal to 100% of a participant’s salary deferral contribution, provided that such amount does not exceed 3% of a participant’s compensation, plus 50% of a participant’s salary deferral contribution that exceeds 3% but does not exceed 5% of a participant’s compensation earned during the plan year (for a total maximum employer matching contribution of 4% of a participant’s compensation). All contributions are 100% vested. Distributions will be made upon death, disability, termination of employment, or attainment of age 59-1/2. In addition to the other self-directed investment alternatives offered under the plan, participants are offered the opportunity to purchase stock in the Company. Benefits are paid in the form of lump sum.

Employee Stock Ownership Plan. ESSA Bank & Trust sponsors the ESSA Bank & Trust Employee Stock Ownership Plan for the benefit of its employees. Employees who are at least 21 years old with at least one year of service during which the employee has completed at least 1,000 hours of service with ESSA Bank & Trust are eligible to participate. As part of ESSA Bank & Trust’s 2007 stock offering, the Employee Stock Ownership Plan trust borrowed funds from the Company and used those funds to purchase a number of shares equal to 8% of the common stock sold in the offering (1,358,472 shares). Collateral for the loan is the common stock purchased by the Employee Stock Ownership Plan. The loan will be repaid principally from ESSA Bank & Trust’s discretionary contributions to the Employee Stock Ownership Plan over a period of up to 30 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. Shares purchased by the Employee Stock Ownership Plan will be held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the Employee Stock Ownership Plan and shares released from the suspense account in an amount proportional to the repayment of the Employee Stock Ownership Plan loan will be allocated among Employee Stock Ownership Plan participants on the basis of compensation in the year of allocation. Participants will be 100% vested in benefits under the plan upon completion of three years of credited service. A participant’s interest in his or her account under the plan will also fully vest in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable in the form of common stock and/or cash. ESSA Bank & Trust’s contributions to the Employee Stock Ownership Plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the Employee Stock Ownership Plan cannot be estimated. Pursuant to generally accepted accounting principles, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released or committed to be released from the suspense account.

Defined Benefit Pension Plan. ESSA Bank & Trust maintains an individually designed, tax-qualified defined benefit plan (the “Pension Plan”). ESSA Bank & Trust annually contributes an amount to the plan necessary to at least satisfy the minimum funding requirements established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Effective February 28, 2017, ESSA Bank & Trust “froze” all future enrollments and benefit accruals under the Pension Plan.

Supplemental Executive Retirement Plan. ESSA Bank & Trust maintains a Supplemental Executive Retirement Plan (“Supplemental Retirement Plan”) for Mr. Olson.

The normal retirement benefit under the Supplemental Retirement Plan is an annual benefit equal to 70% of the executive’s highest average compensation (determined over a consecutive 5-year period within the last 10 years of employment) reduced by the sum of fifty percent of annual social security benefits, annualized benefits payable under ESSA Bank & Trust’s tax-qualified defined benefit pension plan, and the annualized employer contributions to ESSA Bank & Trust’s 401(k) Plan and ESOP. Mr. Olson is fully vested in the normal retirement benefit, and he is entitled to the present value of the normal retirement benefit, payable in a lump sum, following a termination of employment for a reason other than death or disability. If Mr. Olson terminates employment within two years following a change-in-control, the normal retirement benefit will also be paid in a lump sum. If Mr. Olson dies or becomes disabled while actively employed by us, the amount accrued under the Supplemental Retirement Plan as of the date of such death or disability will be paid to Mr. Olson (or his beneficiary in the event of death) in a lump sum. Lump sum payments are determined by assuming payments would otherwise be made for 16 years and using a discount rate that is discussed in Note 11 to the audited consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K.

If Mr. Olson’s employment terminated due to death, disability or change in control, respectively, on September 30, 2024, Mr. Olson, or his beneficiary, would be entitled to $2.7 million, $2.7 million and $2.7 million, respectively.

We recorded an expense of $233,000 for the Supplemental Retirement Plan during the fiscal year ended September 30, 2024.

Split Dollar Life Insurance Agreements. The Company has entered into split dollar life insurance agreements with Messrs. Olson and Hangen, among others. Under the agreements, if the executive dies while employed by the Company, the executive’s beneficiary will receive four times the executive’s base salary (five times for Mr. Olson) in a lump sum. The Company has purchased bank-owned life insurance policies to fund these obligations. The Summary Compensation Table includes the value of these benefits.

Director Compensation

Each of the individuals who serves as a director of ESSA Bancorp also serves as a director of ESSA Bank & Trust and each non-employee director earns director and committee fees in that capacity. Each non-employee director (except for the Chairman of the Board) is paid a fee of $2,000 per month for their service and $1,000 for each Board meeting attended. In addition, the Chairperson of a committee is paid $750 for each committee meeting attended and an annual retainer of $4,000 in the case of the Audit Committee Chairperson and $2,000 each in the case of the Chairpersons of the Compensation Committee and Nominating and Corporate Governance Committee. Committee members are paid $500 for each committee meeting attended. In lieu of the above-mentioned fees, the Chairman of the Board is paid an annual retainer of $60,000 and $1,500 for each Board meeting attended. The Chairman of the Board is not compensated for attendance at any committee meetings.

ESSA periodically reviews its non-employee director compensation programs relative to market practices. In fiscal year 2024, ESSA conducted this market analysis with the assistance of Herbein HR Consulting using pay levels and compensation practices of the same peer group used to benchmark pay for ESSA’s executive officers. Based on the review, Herbein HR Consulting found that ESSA’s non-employee director board retainers and fees were aligned with the peer group, although, in the absence of an equity pay component, there would be an overall director compensation gap. Based on a review of the peer group, the Compensation Committee granted each independent director a stock award of 1,721 shares of Company common stock in October 2023 in order to make overall director compensation more aligned with the peer group.

ESSA also has stock ownership guidelines for all non-employee directors. Under these ownership guidelines, directors are required to own shares of common stock equal to one and a half times the annual retainer paid to the directors. The annual retainer paid to non-employee directors (except for the Chairman of the Board) as of September 30, 2024 is $24,000. The annual retainer paid to the chair of the Nominating and Corporate Governance Committee as of September 30, 2024 is $26,000. The annual retainer paid to the chair of the Audit Committee as of September 30, 2024 is $28,000. New directors have five years to meet this requirement. As of September 30, 2024, all non-employee directors who have served as directors of the Company for five years or more have met this requirement.

The following table sets forth the total fees received by the non-management directors during the fiscal year ended September 30, 2024:

Name	Fees earned or paid in cash ($)	Stock Award Grants ($)	All other compensation(1)($)	Total ($)
Daniel J. Henning	40,750	25,000	119	65,869
Elizabeth B. Weekes	41,750	25,000	68	66,818
Robert C. Selig, Jr.	78,000	25,000	173	103,173
Philip H. Hosbach IV	38,000	25,000	—	63,000
Joseph S. Durkin	43,500	25,000	—	68,500
Christine D. Gordon	41,000	25,000	—	66,000
Carolyn P. Stennett	37,000	25,000	—	62,000
Tina Q. Richardson	37,500	25,000	—	62,500

(1)

For each director, other than Messrs. Durkin and Hosbach and Ms. Gordon, Ms. Richardson and Ms. Stennett, the Company maintains life insurance arrangements providing for a death benefit of $100,000. Amounts shown reflect the amount related to the life insurance arrangements and dividends on nonvested stock awards.

In October 2024, the Compensation Committee granted each independent director a stock award of 1,263 shares of Company common stock to further align director compensation.

Split Dollar Life Insurance Agreements. The Company entered into split dollar life insurance agreements with all of its directors except Messrs. Hosbach and Durkin and Ms. Gordon, Ms. Richardson and Ms. Stennett. Under the agreements, when the director dies, the director’s beneficiary will receive $100,000 in a lump sum. The Company has purchased bank-owned life insurance policies to fund these obligations. The Company also pays each director (other than Messrs. Hosbach and Durkin and Ms. Gordon, Ms. Richardson and Ms. Stennett) an annual cash bonus equal to the value of the taxes the director must pay on the imputed value of the life insurance coverage.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Directors and Management

Security Ownership of Certain Beneficial Owners and Management

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission regarding such beneficial ownership. The following table sets forth, as of January 24, 2025, certain information as to the shares of the Company’s common stock owned by persons who beneficially own more than five percent of the Company’s outstanding shares of common stock. We know of no persons, except as listed below, who beneficially owned more than five percent of the outstanding shares of the Company’s common stock as of January 24, 2025. For purposes of the following table and the table included under the heading “Management,” in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner of any shares of common stock (i) over which he or she has, or shares, directly or indirectly, voting or investment power or (ii) as to which he or she has the right to acquire beneficial ownership at any time within 60 days after January 24, 2025.

Name and Address of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding(1)
The ESSA Bank & Trust Employee Stock
Ownership Plan
TI-TRUST, Inc., Trustee 2900 North 23rd Street
Quincy, Illinois 62305	1,044,639	(2)	10.3%
FJ Capital Management, LLC
Financial Opportunity Fund LLC
Martin Friedman 1313 Dolley Madison Blvd, Ste 306
McLean, Virginia 22101	941,992	(3)	9.3%
BlackRock, Inc. 50 Hudson Yards
New York, New York 10001	512,666	(4)	5.0%

(1)	Based on 10,154,664 shares of the ESSA Bancorp common stock outstanding as of January 24, 2025.

(2)

This information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2024 by TI-TRUST, Inc., as Trustee on behalf of ESSA Bank & Trust Employee Stock Ownership Plan Trust. According to the filing, ESSA Bank & Trust Employee Stock Ownership Plan Trust had sole power to vote or direct 633,953 shares of the Company’s common stock.

(3)	This information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2024.
(4)	This information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on October 18, 2024.

The following table sets forth information about the shares of ESSA Bancorp common stock owned by each director and each named executive officer identified in the summary compensation table included elsewhere in this document, and all directors and executive officers as a group, as of January 24, 2025:

Names	Position(s) held in the Company	Shares Owned Directly and Indirectly		Percent of Class (1)
DIRECTORS
Joseph S. Durkin	Director	10,305		*	%
Christine D. Gordon	Director	10,105		*	%
Daniel J. Henning	Director	64,795		*	%
Philip H. Hosbach, IV	Director	10,367		*	%
Gary S. Olson	Director, President and Chief Executive Officer	136,927	(2)	1.35%
Tina Q. Richardson	Director	5,585		*	%
Robert C. Selig, Jr.	Director	106,239		1.05%
Carolyn P. Stennett	Director	5,585		*	%
Elizabeth B. Weekes	Director	36,955		*	%

NAMED EXECUTIVES OFFICERS WHO ARE NOT DIRECTORS
Peter A. Gray	Senior Executive Vice President, Chief Operating Officer	43,981	(3)	*	%
Charles D. Hangen	Executive Vice President, Chief Risk Officer	51,948	(4)	*	%
All directors and executive officers as a group (14 persons)		786,539		7.75%

*	Less than 1%.
(1)	Based upon 10,154,664 shares outstanding as of January 24, 2025. Includes restricted stock awards.
(2)	Includes 266 shares held by Mr. Olson’s spouse’s IRAs, 43,305 shares held by Mr. Olson’s IRA and 15,120 shares held in Mr. Olson’s Employee Stock Ownership Plan account.
(3)	Includes 2,030 shares held by Mr. Gray’s IRA, 5,037 shares held in Mr. Gray’s Employee Stock Ownership Plan account and 3,224 shares held by Mr. Gray’s 401(k).
(4)	Includes 9,856 shares held by Mr. Hangen’s IRA, 9,791 shares held in Mr. Hangen’s Employee Stock Ownership Plan account and 5,087 shares held by Mr. Hangen’s spouse’s IRA account.

ITEM 13. Certain Relationships and Related Transactions

Director Independence

The Board has determined that, except for Mr. Olson, each member of the Board is an “independent director” within the meaning of the NASDAQ corporate governance listing standards and the Company’s corporate governance policies. Mr. Olson is not considered independent as he is an executive officer of the Company. There were no transactions that the Board of Directors needed to review that are not required to be reported under “— Transactions with Certain Related Persons” that would bear in the determination of the independence of the directors.

Our Board of Directors is currently chaired by Mr. Selig, who is a non-executive director. This structure ensures a greater role for the independent directors in the oversight of ESSA Bancorp and ESSA Bank & Trust, and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board.

The Board of Directors is actively involved in the oversight of risks that could affect ESSA Bancorp. This oversight is conducted primarily through committees of the Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks. The Board of Directors satisfies this responsibility through full reports by each committee chair regarding such committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within ESSA Bancorp. Risks relating to the direct operations of ESSA Bank & Trust are further overseen by the Board of Directors of ESSA Bank & Trust, which consists of the same individuals who serve on the Board of Directors of ESSA Bancorp.

Transactions with Certain Related Persons

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by ESSA Bank & Trust to our executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. ESSA Bank & Trust is therefore prohibited from making any loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made to executive officers under a benefit program maintained by ESSA Bank & Trust that is generally available to all other employees and that does not give preference to any executive officer over any other employee.

In addition, loans made to a director or executive officer must be approved in advance by a majority of the disinterested members of the Board of Directors. The aggregate amount of our loans to our officers and directors and their related entities was $1.2 million at September 30, 2024. As of September 30, 2024, these loans were performing according to their original terms.

Set forth below is certain information as to loans made by ESSA Bank & Trust to certain of its directors and executive officers, or their affiliates, pursuant to the loan program disclosed above, whose aggregate indebtedness to ESSA Bank & Trust exceeded $120,000 at any time since October 1, 2023. Unless otherwise indicated all of the loans are secured loans and all loans designated as residential loans are secured by the borrower’s principal place of residence.

			Original Loan Amount	Highest Balance Since October 1, 2023	Balance on September 30, 2024	Interest Rate
Name of Individual	Loan Type	Date Originated

Gary S. Olson	Conventional Mortgage	2/11/22	$607,000	$587,371	$573,811	2.85%
Charles D. Hangen	Conventional Mortgage	6/7/12	$352,500	$229,272	$213,125	2.50%
	Line of Credit	6/1/17	$30,000	$—	$—	Prime minus 0.25%
Robert C. Selig	Convention Mortgage	3/11/22	$192,000	$186,517	$182,694	3.60%

ITEM 14. Principal Accounting Fees and Services

Relationship with Independent Accountants

The Company’s independent registered public accountants for the fiscal year ended September 30, 2024 was S.R. Snodgrass, P.C. (“Snodgrass”). The Audit Committee of the Board has approved the engagement of Snodgrass to be the Company’s independent registered public accountants for the fiscal year ending September 30, 2025.

Fees Paid to Snodgrass

Set forth below is certain information concerning aggregate fees for professional services rendered by Snodgrass during fiscal years 2024 and 2023.

Audit Fees. The aggregate fees billed to the Company by Snodgrass for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of the consolidated financial statements included in the Company’s annual report on Form 10-K and services that are normally provided by Snodgrass in connection with statutory and regulatory filings and engagements were $364,096 and $271,641 during fiscal 2024 and 2023, respectively.

Audit Related Fees. The aggregate fees billed to the Company by Snodgrass for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the consolidated financial statements and that are not already reported in “Audit Fees” above, were $45,395 and $39,270 during fiscal 2024 and 2023, respectively. These services were primarily related to the audits of the Company’s employee benefit plans.

Tax Fees. The aggregate fees billed to the Company by Snodgrass for professional services rendered for tax compliance were $25,593 and $24,966 during fiscal 2024 and 2023, respectively.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when necessary, with subsequent reporting to the Audit Committee. The independent registered public accountants and management are required to report to the Audit Committee quarterly regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval policy, and the fees for the services performed to date.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a) 3. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSA BANCORP, INC.

Dated: January 28, 2025	By:	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer