Form 10-Q
period 2024-12-31
ESSA Bancorp, Inc.
filed 2025-02-10
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

As of February 5, 2025, there were 10,154,664 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
	2024	2024
	(dollars in thousands)
ASSETS
Cash and due from banks	$42,832	$38,683
Interest-bearing deposits with other institutions	10,099	9,897
Total cash and cash equivalents	52,931	48,580
Investment securities available for sale, at fair value (net of allowance for credit losses of $0)	211,757	215,869
Investment securities held to maturity, at amortized cost (net of allowance for credit losses of $0)	46,164	47,378
Loans receivable (net of allowance for credit losses of $15,082 and $15,306)	1,756,230	1,744,284
Regulatory stock, at cost	16,056	18,750
Premises and equipment, net	11,264	11,253
Bank-owned life insurance	39,800	39,571
Foreclosed real estate	3,195	3,195
Goodwill	13,801	13,801
Deferred income taxes	4,691	3,889
Derivative and hedging assets	10,412	8,203
Other assets	29,798	32,944
TOTAL ASSETS	$2,196,099	$2,187,717
LIABILITIES
Deposits	$1,699,982	$1,629,051
Short-term borrowings	215,000	280,000
Other borrowings	10,000	10,000
Advances by borrowers for taxes and insurance	10,322	6,870
Derivative and hedging liabilities	7,138	9,183
Other liabilities	19,474	22,192
TOTAL LIABILITIES	1,961,916	1,957,296
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,154,664 and 10,123,708 outstanding at December 31, 2024 and September 30, 2024, respectively)	181	181
Additional paid in capital	183,071	183,073
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(5,443)	(5,557)
Retained earnings	165,948	163,473
Treasury stock, at cost; 7,978,431 and 8,009,387 shares outstanding at December 31, 2024 and September 30, 2024, respectively	(103,782)	(104,184)
Accumulated other comprehensive loss	(5,792)	(6,565)
TOTAL STOCKHOLDERS’ EQUITY	234,183	230,421
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,196,099	$2,187,717

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2024	2023
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$22,993	$21,414
Investment securities:
Taxable	2,510	3,887
Exempt from federal income tax	11	11
Other investment income	858	778
Total interest income	26,372	26,090
INTEREST EXPENSE
Deposits	10,329	8,462
Short-term borrowings	1,755	2,656
Other borrowings	144	108
Total interest expense	12,228	11,226
NET INTEREST INCOME	14,144	14,864
Release of credit losses	(607)	(397)
NET INTEREST INCOME AFTER RELEASE OF CREDIT LOSSES	14,751	15,261
NONINTEREST INCOME
Service fees on deposit accounts	715	696
Services charges and fees on loans	280	330
Loan swap fees	99	-
Unrealized gain (loss) on equity securities, net	1	(3)
Trust and investment fees	475	393
Gain on sale of loans, net	60	118
Earnings on bank-owned life insurance	234	212
Insurance commissions	120	128
Other	74	87
Total noninterest income	2,058	1,961
NONINTEREST EXPENSE
Compensation and employee benefits	7,200	6,746
Occupancy and equipment	1,188	1,229
Professional fees	963	1,025
Data processing	1,468	1,342
Advertising	104	136
Federal Deposit Insurance Corporation (FDIC) premiums	357	380
Foreclosed real estate	-	101
Amortization of intangible assets	-	47
Other	654	851
Total noninterest expense	11,934	11,857
Income before income taxes	4,875	5,365
Income taxes	919	1,028
NET INCOME	$3,956	$4,337
Earnings per share
Basic	$0.41	$0.45
Diluted	$0.41	$0.45
Dividends per share	$0.15	$0.15

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2024	2023
	(dollars in thousands)
Net income	$3,956	$4,337
Other comprehensive income
Investment securities available for sale:
Unrealized holding (losses) gains	(3,272)	7,885
Tax effect	687	(1,656)
Net of tax amount	(2,585)	6,229
Derivative and hedging activities adjustments:
Changes in unrealized holding gains (losses) on derivatives included in net income	5,642	(2,745)
Tax effect	(1,187)	579
Reclassification adjustment for losses on derivatives included in net income	(1,389)	(2,350)
Tax effect	292	494
Net of tax amount	3,358	(4,022)
Total other comprehensive income	773	2,207
Comprehensive income	$4,729	$6,544

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2023	10,394,689	$181	$182,681	$(6,009)	$151,856	$(99,508)	$(9,493)	$219,708
Net income					4,337			4,337
Other comprehensive income							2,207	2,207
Cash dividends declared ($0.15 per share)					(1,476)			(1,476)
Cumulative effect of adoption of ASU 2016-13					530			530
Stock based compensation			293					293
Allocation of ESOP stock			75	113				188
Allocation of treasury shares to incentive plan	40,441		(521)			521		—
Purchase of common stock	(303,609)					(5,063)		(5,063)
Balance, December 31, 2023	10,131,521	$181	$182,528	$(5,896)	$155,247	$(104,050)	$(7,286)	$220,724

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2024	10,123,708	$181	$183,073	$(5,557)	$163,473	$(104,184)	$(6,565)	$230,421
Net income					3,956			3,956
Other comprehensive income							773	773
Cash dividends declared ($0.15 per share)					(1,481)			(1,481)
Stock based compensation			294					294
Allocation of ESOP stock			109	114				223
Allocation of treasury shares to incentive plan	30,956		(405)			402		(3)
Balance, December 31, 2024	10,154,664	$181	$183,071	$(5,443)	$165,948	$(103,782)	$(5,792)	$234,183

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2024	2023
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,956	$4,337
Adjustments to reconcile net income to net cash provided by operating activities:
Release of credit losses	(607)	(397)
Provision for depreciation and amortization	258	281
Amortization of discounts and premiums, net	(142)	(1,682)
Unrealized (gain) loss on equity securities	(1)	3
Gain on sale of loans, net	(60)	(118)
Origination of residential real estate loans for sale	(3,639)	(4,261)
Proceeds on sale of residential real estate loans	3,699	4,629
Compensation expense on ESOP	223	188
Amortization of right-of-use asset	204	224
Stock based compensation	294	293
Decrease (increase) in accrued interest receivable	579	(520)
(Decrease) increase in accrued interest payable	(82)	2,324
Earnings on bank-owned life insurance	(229)	(212)
Deferred federal income taxes	(1,008)	433
Decrease in accrued pension	(164)	(89)
Loss on foreclosed real estate, net	-	101
Amortization of intangible assets	-	47
Other, net	(145)	1,130
Net cash provided by operating activities	3,136	6,711
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	7,969	79,906
Purchases	(7,102)	(25,181)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,198	1,224
Increase in loans receivable, net	(11,208)	(22,999)
Redemption of regulatory stock	7,303	7,345
Purchase of regulatory stock	(4,609)	(8,214)
Proceeds from sale of foreclosed real estate	-	15
Disposal of premises, equipment and software, net	(238)	(67)
Net cash (used for) provided by investing activities	(6,687)	32,029
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	70,931	(70,798)
Net decrease in short-term borrowings	(65,000)	(13,152)
Proceeds from other borrowings	-	10,000
Purchase of common stock	-	(5,063)
Increase in advances by borrowers for taxes and insurance	3,452	3,527
Dividends on common stock	(1,481)	(1,476)
Net cash provided by (used for) financing activities	7,902	(76,962)
Increase (decrease) in cash and cash equivalents	4,351	(38,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,580	85,402
CASH AND CASH EQUIVALENTS AT END OF YEAR	$52,931	$47,180
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$12,311	$8,901
Noncash items:
Unrealized holding (losses) gains	(3,272)	7,885

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month periods ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.

2.
Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months ended December 31, 2024 and 2023.

	Three Months Ended
	December 31,	December 31,
	2024	2023
Weighted-average common shares outstanding	18,133,095	18,133,095
Average treasury stock shares	(7,979,148)	(7,862,516)
Average unearned ESOP shares	(555,419)	(603,596)
Average unearned non-vested shares	(34,540)	(31,568)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,563,988	9,635,415
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	27,074	1,766
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,591,062	9,637,181

At December 31, 2024, there were 28,217 shares of nonvested stock outstanding at an average weighted price of $18.82 per share that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. At December 31, 2023 there were no shares of nonvested stock outstanding that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The ASU requires entities to apply a preexisting contract approach. To qualify for induced conversion accounting under this approach, the inducement offer is required to preserve the form of consideration and result in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

5.
Investment Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of investment securities are summarized as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale
Fannie Mae	$53,254	$153	$(4,094)	$-	$49,313
Freddie Mac	54,052	26	(3,577)	-	50,501
Governmental National Mortgage Association	17,794	88	(509)	-	17,373
Total mortgage-backed securities	125,100	267	(8,180)	-	117,187
Obligations of states and political subdivisions	9,024	-	(339)	-	8,685
U.S. government agency securities	7,316	3	(16)	-	7,303
Corporate obligations	75,877	149	(4,380)	-	71,646
Other debt securities	7,443	16	(523)	-	6,936
Total	$224,760	$435	$(13,438)	$-	$211,757

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity
Fannie Mae	$24,074	$-	$(3,756)	$20,318	$-
Freddie Mac	19,637	-	(3,290)	16,347	-
Total mortgage-backed securities	43,711	-	(7,046)	36,665	-
U.S. government agency securities	2,453	-	(395)	2,058	-
Total	$46,164	$-	$(7,441)	$38,723	$-

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale
Fannie Mae	$55,287	$342	$(2,604)	$-	$53,025
Freddie Mac	54,075	157	(1,770)	-	52,462
Governmental National Mortgage Association	16,860	214	(336)	-	16,738
Total mortgage-backed securities	126,222	713	(4,710)	-	122,225
Obligations of states and political subdivisions	9,025	-	(234)	-	8,791
U.S. government agency securities	6,280	5	(19)	-	6,266
Corporate obligations	76,262	51	(5,196)	-	71,117
Other debt securities	7,810	88	(428)	-	7,470
Total	$225,599	$857	$(10,587)	$-	$215,869

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity
Fannie Mae	$24,774	$-	$(3,030)	$21,744	$-
Freddie Mac	20,153	-	(2,524)	17,629	-
Total mortgage-backed securities	44,927	-	(5,554)	39,373	-
U.S. government agency securities	2,451	-	(305)	2,146	-
Total	$47,378	$-	$(5,859)	$41,519	$-

The amortized cost and fair value of debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,955	$8,908	$-	$-
Due after one year through five years	33,956	32,823	-	-
Due after five years through ten years	69,585	64,891	5,971	5,255
Due after ten years	112,264	105,135	40,193	33,468
Total	$224,760	$211,757	$46,164	$38,723

For the three months ended December 31, 2024 and 2023, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the gross unrealized losses and fair value of the Company's investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and September 30, 2024 (dollars in thousands):

	December 31, 2024
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	75	$2,974	$(66)	$59,130	$(7,784)	$62,104	$(7,850)
Freddie Mac	70	12,202	(266)	52,575	(6,601)	64,777	(6,867)
Governmental National Mortgage Association	18	6,169	(54)	5,944	(455)	12,113	(509)
U.S. government agency securities	3	1,685	(4)	4,546	(407)	6,231	(411)
Obligations of states and political subdivisions	10	992	(8)	7,692	(331)	8,684	(339)
Corporate obligations	80	7,895	(309)	57,388	(4,071)	65,283	(4,380)
Other debt securities	17	344	(1)	4,838	(522)	5,182	(523)
Total	273	$32,261	$(708)	$192,113	$(20,171)	$224,374	$(20,879)

	September 30, 2024
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	73	$1,968	$(5)	$63,409	$(5,629)	$65,377	$(5,634)
Freddie Mac	61	2,717	(19)	54,159	(4,275)	56,876	(4,294)
Governmental National Mortgage Association securities	14	-	-	6,164	(336)	6,164	(336)
Obligations of states and political subdivisions	9	-	-	7,791	(234)	7,791	(234)
U.S. government agency securities	2	-	-	4,628	(324)	4,628	(324)
Corporate obligations	77	4,585	(175)	56,881	(5,021)	61,466	(5,196)
Other debt securities	17	355	-	5,220	(428)	5,575	(428)
Total	253	$9,625	$(199)	$198,252	$(16,247)	$207,877	$(16,446)

At December 31, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $185.6 million, including unrealized losses of $13.4 million. The Company does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Company concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at December 31, 2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At December 31, 2024, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $38.7 million, including unrealized losses of $7.4 million. The Company did not recognize any credit losses on held-to-maturity debt securities for the three months ended December 31, 2024 and 2023. Accrued interest receivable on held-to-maturity debt securities totaled $61,000 at December 31, 2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At September 30, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $166.4 million, including unrealized losses of $10.6 million. The Company does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Company concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.5 million at September 30,2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.At September 30, 2024, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $41.5 million, including unrealized losses of $5.9 million. The Company did not recognize any credit losses on held-to-maturity debt securities for the year ended September 30, 2024 or other-than-temporary impairment charges during 2023. Accrued interest receivable on held-to-maturity debt securities totaled $63,000 at September30, 2024 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at December 31, 2024 all securities in the held-to-maturity classification are U.S. government agency and US government mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. government agency and mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. government agency and mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, Aaa from Moody’s Investor Services, and AAA from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that there is no prepayment risk and it is expected to recover the recorded investment. The Company has the intent and ability to hold the securities to maturity.

6.
Loans Receivable, Net and Allowance for Credit Losses on Loans

Loans receivable consist of the following (in thousands):

	December 31, 2024	September 30, 2024
Real estate loans:
Residential	$730,995	$721,505
Construction	16,245	14,851
Commercial	875,614	884,621
Commercial	45,504	36,799
Obligations of states and political subdivisions	48,491	48,570
Home equity loans and lines of credit	52,336	51,306
Auto loans	61	65
Other	2,066	1,873
	1,771,312	1,759,590
Less allowance for credit losses	15,082	15,306
Net loans	$1,756,230	$1,744,284

As of December 31, 2024 and September 30, 2024, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2024, the highest concentrations are in lessors of residential buildings and dwellings and the lessors of nonresidential buildings and dwellings categories, with loans outstanding of $333.0 million, or 18.8% of loans outstanding, to residential lessors, and $297.9 million, or 16.8% of loans outstanding, to commercial lessors. As of September 30, 2024, the highest concentrations are in lessors of residential buildings and dwellings and the lessors of nonresidential buildings and dwellings categories, with loans outstanding of $346.9 million, or 19.7% of loans outstanding, to residential lessors, and $296.1 million, or 16.8% of loans outstanding, to commercial lessors. There were no charge-offs on loans within these concentrations in the 3 months ended December 31, 2024.

The following tables show the amount of loans in each category that were individually and collectively evaluated for credit loss at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss
December 31, 2024
Real estate loans:
Residential	$730,995	$1,878	$729,117
Construction	16,245	-	16,245
Commercial	875,614	5,838	869,776
Commercial	45,504	874	44,630
Obligations of states and political subdivisions	48,491	-	48,491
Home equity loans and lines of credit	52,336	32	52,304
Auto loans	61	-	61
Other	2,066	-	2,066
Total	$1,771,312	$8,622	$1,762,690

	Total Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2024
Real estate loans:
Residential	$721,505	$1,122	$720,383
Construction	14,851	-	14,851
Commercial	884,621	5,552	879,069
Commercial	36,799	906	35,893
Obligations of states and political subdivisions	48,570	-	48,570
Home equity loans and lines of credit	51,306	35	51,271
Auto loans	65	-	65
Other	1,873	-	1,873
Total	$1,759,590	$7,615	$1,751,975

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

Based on the most recent analysis performed, the following tables present the recorded investment in non-homogenous pools by internal risk rating systems (in thousands);

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$9,607	$94,823	$142,929	$221,409	$129,106	$236,738	$11,622	$-	$846,234
Special Mention	-	431	11,054	346	-	9,061	-	-	20,892
Substandard	-	-	-	-	132	8,356	-	-	8,488
Doubtful	-	-	-	-	-	-	-	-	-
Total	$9,607	$95,254	$153,983	$221,755	$129,238	$254,155	$11,622	$-	$875,614

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Risk Rating
Pass	$3,165	$2,106	$6,977	$3,835	$362	$8,648	$17,890	$-	$42,983
Special Mention	-	-	-	-	962	-	-	-	962
Substandard	-	-	460	-	422	677	-	-	1,559
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,165	$2,106	$7,437	$3,835	$1,746	$9,325	$17,890	$-	$45,504

Commercial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Obligations of states and political subdivisions
Risk Rating
Pass	$-	$2,378	$3,248	$4,456	$11,539	$26,870	$-	$-	$48,491
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$2,378	$3,248	$4,456	$11,539	$26,870	$-	$-	$48,491

Obligations of states and political subdivisions
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total

Pass	$12,772	$99,307	$153,154	$229,700	$141,007	$272,256	$29,512	$-	$937,708
Special Mention	-	431	11,054	346	962	9,061	-	-	21,854
Substandard	-	-	460	-	554	9,033	-	-	10,047
Doubtful	-	-	-	-	-	-	-	-	-
Total	$12,772	$99,738	$164,668	$230,046	$142,523	$290,350	$29,512	$-	$969,609

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$86,925	$144,838	$221,196	$143,090	$65,522	$175,306	$16,084	$-	$852,961
Special Mention	437	10,675	357	-	11,247	62	-	-	22,778
Substandard	-	-	-	132	-	8,750	-	-	8,882
Doubtful	-	-	-	-	-	-	-	-	-
Total	$87,362	$155,513	$221,553	$143,222	$76,769	$184,118	$16,084	$-	$884,621

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$15	$-	$-	$-	$-	$15

Commercial
Risk Rating
Pass	$2,274	$6,147	$3,926	$1,649	$1,240	$7,570	$11,488	$-	$34,294
Special Mention	-	-	-	-	36	-	865	-	901
Substandard	-	470	-	226	290	406	212	-	1,604
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,274	$6,617	$3,926	$1,875	$1,566	$7,976	$12,565	$-	$36,799

Commercial
Current period gross charge-offs	$-	$-	$-	$22	$-	$-	$-	$-	$22

Obligations of states and political subdivisions
Risk Rating
Pass	$2,289	$1,492	$4,629	$11,604	$7,808	$20,748	$-	$-	$48,570
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,289	$1,492	$4,629	$11,604	$7,808	$20,748	$-	$-	$48,570

Obligations of states and political subdivisions
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total

Pass	$91,488	$152,477	$229,751	$156,343	$74,570	$203,624	$27,572	$-	$935,825
Special Mention	437	10,675	357	-	11,283	62	865	-	23,679
Substandard	-	470	-	358	290	9,156	212	-	10,486
Doubtful	-	-	-	-	-	-	-	-	-
Total	$91,925	$163,622	$230,108	$156,701	$86,143	$212,842	$28,649	$-	$969,990

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following tables present the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$19,973	$51,906	$100,732	$148,570	$131,082	$276,908	$-	$-	$729,171
Nonperforming	-	-	-	206	-	1,618	-	-	1,824
Total	$19,973	$51,906	$100,732	$148,776	$131,082	$278,526	$-	$-	$730,995

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$1,175	$11,739	$3,331	$-	$-	$-	$-	$-	$16,245
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$1,175	$11,739	$3,331	$-	$-	$-	$-	$-	$16,245

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity loans and lines of credit					-
Payment Performance
Performing	$1,619	$4,212	$9,537	$6,814	$1,716	$3,977	$21,805	$2,624	$52,304
Nonperforming	-	-	-	-	-	32	-	-	32
Total	$1,619	$4,212	$9,537	$6,814	$1,716	$4,009	$21,805	$2,624	$52,336

Home equity loans and lines of credit
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto					-
Payment Performance
Performing	$-	$-		$-	$-	$61	$-	$-	$61
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$61	$-	$-	$61

Auto
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other					-
Payment Performance
Performing	$100	$134	$205	$62	$2	$145	$1,396	$-	$2,044
Nonperforming	-	-	-	-	-	22	-	-	22
Total	$100	$134	$205	$62	$2	$167	$1,396	$-	$2,066

Other
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Payment Performance
Performing	$22,867	$67,991	$113,805	$155,446	$132,800	$281,091	$23,201	$2,624	$799,825
Nonperforming	-	-	-	206	-	1,672	-	-	1,878
Total	$22,867	$67,991	$113,805	$155,652	$132,800	$282,763	$23,201	$2,624	$801,703

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$45,845	$101,439	$151,329	$133,147	$101,061	$186,729	$-	$-	$719,550
Nonperforming	-	-	283	-	96	1,576	-	-	1,955
Total	$45,845	$101,439	$151,612	$133,147	$101,157	$188,305	$-	$-	$721,505

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$11,252	$3,599	$-	$-	$-	$-	$-	$-	$14,851
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$11,252	$3,599	$-	$-	$-	$-	$-	$-	$14,851

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity loans and lines of credit					-
Payment Performance
Performing	$4,372	$10,198	$7,076	$1,816	$1,343	$2,888	$21,454	$2,124	$51,271
Nonperforming	-	-	-	-	-	35	-	-	35
Total	$4,372	$10,198	$7,076	$1,816	$1,343	$2,923	$21,454	$2,124	$51,306

Home equity loans and lines of credit
Current period gross charge-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32

Auto					-
Payment Performance
Performing	$-	$-		$-	$-	$64	$-	$-	$64
Nonperforming	-	-	-	-	-	1	-	-	1
Total	$-	$-	$-	$-	$-	$65	$-	$-	$65

Auto
Current period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5

Other					-
Payment Performance
Performing	$369	$239	$88	$4	$10	$112	$1,028	$-	$1,850
Nonperforming	-	-	-	-	-	23	-	-	23
Total	$369	$239	$88	$4	$10	$135	$1,028	$-	$1,873

Other
Current period gross charge-offs	$-	$-	$10	$-	$-	$-	$-	$-	$10

Total
Payment Performance
Performing	$61,838	$115,475	$158,493	$134,967	$102,414	$189,793	$22,482	$2,124	$787,586
Nonperforming	-	-	283	-	96	1,635	-	-	2,014
Total	$61,838	$115,475	$158,776	$134,967	$102,510	$191,428	$22,482	$2,124	$789,600

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2024 and September 30, 2024 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2024
Real estate loans:
Residential	$727,508	$2,261	$995	$231	$3,487	$730,995
Construction	16,245	-	-	-	-	16,245
Commercial	862,525	12,956	-	133	13,089	875,614
Commercial	45,306	-	-	198	198	45,504
Obligations of states and political subdivisions	48,491	-	-	-	-	48,491
Home equity loans and lines of credit	52,268	68	-	-	68	52,336
Auto loans	61	-	-	-	-	61
Other	2,044	-	-	22	22	2,066
Total	$1,754,448	$15,285	$995	$584	$16,864	$1,771,312

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2024
Real estate loans:
Residential	$717,766	$1,862	$760	$1,117	$3,739	$721,505
Construction	14,851	-	-	-	-	14,851
Commercial	880,939	554	2,673	455	3,682	884,621
Commercial	36,589	-	-	210	210	36,799
Obligations of states and political subdivisions	48,570	-	-	-	-	48,570
Home equity loans and lines of credit	51,264	20	22	-	42	51,306
Auto loans	63	1	-	1	2	65
Other	1,850	-	-	23	23	1,873
Total	$1,751,892	$2,437	$3,455	$1,806	$7,698	$1,759,590

The following tables presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of December 31, 2024 (in thousands):

	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Total Nonperforming
December 31, 2024
Real estate loans:
Residential	$1,824	$-	$1,824	$-	$1,824
Construction	-	-	-	-	-
Commercial	5,841	-	5,841	-	5,841
Commercial	875	-	875	-	875
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	32	-	32	-	32
Auto loans	-	-	-	-	-
Other	22	-	22	-	22
Total	$8,594	$-	$8,594	$-	$8,594

	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Total Nonperforming
September 30, 2024
Real estate loans:
Residential	$1,955	$-	$1,955	$-	$1,955
Construction	-	-	-	-	-
Commercial	5,876	-	5,876	-	5,876
Commercial	1,136	-	1,136	-	1,136
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	35	-	35	-	35
Auto loans	1	-	1	-	1
Other	23	-	23	-	23
Total	$9,026	$-	$9,026	$-	$9,026

There are no loans 90 days or more past due that are accruing interest at December 31, 2024.

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

We maintain a credit review system, which allows for a periodic review of our loan portfolio and the early identification of potential non performing loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General credit loss allowances are based upon a combination of factors including, but not limited to, actual credit loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future credit provisions may be necessary, based on changing economic conditions. Payments received on non performing loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for credit losses as of December 31, 2024 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the allowance for credit losses during the three months ended December 31, 2024 and 2023 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of	Auto	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Loans	Unallocated	Total
ACL balance at September 30, 2024	$5,379	$268	$7,815	$760	$281	$773	$2	$28	$-	$15,306
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	13	-	17	-	-	1	6	-	-	37
Provision	51	21	(331)	(24)	5	20	(6)	3	-	(261)
ACL balance at December 31, 2024	$5,443	$289	$7,501	$736	$286	$794	$2	$31	$-	$15,082

ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	18,525
Impact or adopting ASC 326	503	254	(3,729)	(292)	129	423	2	(4)	(41)	(2,755)
Charge-offs	-	-	-	-	-	-	-	(10)	-	(10)
Recoveries	-	-	-	-	-	3	7	-	-	10
Provision	(511)	(6)	123	41	37	(26)	(8)	10	-	(340)
ALL balance at December 31, 2023	$4,889	$431	$8,377	$690	$276	$746	$3	$18	$-	$15,430

During the three months ended December 31, 2024, the Company recorded release of allowance for credit losses for commercial real estate loans commercial loans and auto loan segments due to decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. The Company recorded credit provision expense for the construction real estate loans, residential real estate loans, obligations of states and political subdivisions, home equity loans and lines of credit due and other loans due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments

During the three months ended December 31, 2023, the Company recorded release of allowance for credit losses for residential real estate loans, construction real estate loans, home equity loans and lines of credit and auto loans due to either decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. The Company recorded credit provision expense for the commercial real estate loans, commercial loans segments, obligations of states and political subdivisions and other loans due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments.

The following tables summarizes the amount of loans in each segments that were individually and collectively evaluated for credit loss as of December 31, 2024 and September 30, 2024 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Total
Individually evaluated for Credit Loss	$1	$-	$-	$-	$-	$-	$-	$-	$1
Collectively evaluated for Credit Loss	5,442	289	7,501	736	286	794	2	31	15,081
Ending balance at December 31, 2024	$5,443	$289	$7,501	$736	$286	$794	$2	$31	$15,082

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Total
Individually evaluated for Credit Loss	$2	$-	$-	$-	$-	$-	$-	$-	$2
Collectively evaluated for Credit Loss	5,377	268	7,815	760	281	773	2	28	15,304
Ending balance at September 30, 2024	$5,379	$268	$7,815	$760	$281	$773	$2	$28	$15,306

Collateral-Dependent Loans

The following tables present the collateral-dependent loans by portfolio segment at December 31, 2024 and September 30, 2024 (in thousands):

	Real Estate	Business Assets	Other
December 31, 2024
Real estate loans:
Residential	$1,878	$-	$-
Construction	-	-	-
Commercial	5,838	-	-
Commercial	-	874	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	32	-	-
Auto loans	-	-	-
Other	-	-	-
Total	$7,748	$874	$-

	Real Estate	Business Assets	Other
September 30, 2024
Real estate loans:
Residential	$1,122	$-	$-
Construction	-	-	-
Commercial	5,552	-	-
Commercial	-	906	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	35	-	-
Auto loans	-	-	-
Other	-	-	-
Total	$6,709	$906	$-

Occasionally, the Company modifies loans to borrowers in financial distress by providing term extensions and interest rate reductions. In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as and interest rate reduction, may be granted. During the three months ended December 31, 2024 no modifications were made to borrowers experiencing financial difficulty.

7.
Deposits

Deposits consist of the following major classifications (in thousands):

	December 31, 2024	September 30, 2024
Non-interest bearing demand accounts	$255,460	$256,638
Interest bearing demand accounts	277,865	312,683
Money market accounts	375,098	334,638
Savings and club accounts	142,005	143,031
Certificates of deposit	649,554	582,061
Total	$1,699,982	$1,629,051

8.
Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost (income) for the three months ended December 31, 2024 and 2023 (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Service Cost	$-	$-
Interest Cost	149	171
Expected return on plan assets	(305)	(261)
Partial settlement	-	-
Amortization of net loss from earlier periods	(8)	-
Net periodic benefit income	$(164)	$(90)

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

Restricted stock shares outstanding at December 31, 2024 vest over periods ranging from three to 39 months. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended December 31, 2024 and 2023, the Company recorded $294,000 and $293,000 of share-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at December 31, 2024 is $827,000 over the remaining vesting period of 3.75 years.

The following is a summary of the status of the Company’s restricted stock as of December 31, 2024, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2024	34,830	$16.53
Granted	31,106	18.97
Vested	(500)	18.76
Forfeited	—	—
Nonvested at December 31, 2024	65,436	$17.56

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of December 31, 2024 and September 30, 2024 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	December 31, 2024
Assets	Level I	Level II	Level III		Total
Investment securities available for sale:
Mortgage backed securities	$-	$117,187	$-		$117,187
Obligations of states and political subdivisions	-	8,685	-		8,685
U.S. government agency securities	-	7,303	-		7,303
Corporate obligations	-	66,746	4,900		71,646
Other debt securities	-	6,936	-		6,936
Total debt securities	$-	$206,857	$4,900		$211,757
Equity securities- financial services	27	-	-		27
Derivatives and hedging activities	-	10,412	-		10,412
Liabilities
Derivatives and hedging activities	$-	$7,138	$-		$7,138

	September 30, 2024
Assets	Level I	Level II	Level III		Total
Investment securities available for sale:
Mortgage backed securities	$-	$122,225	$-		$122,225
Obligations of states and political subdivisions	-	8,791	-		8,791
U.S. government agency securities	-	6,266			6,266
Corporate obligations	-	66,561	4,556		71,117
Other debt securities	-	7,470			7,470
Total debt securities		$211,313	$4,556	$-	$215,869
Equity securities-financial services	26		-		26
Derivatives and hedging activities		8,203			8,203
Liabilities:	-		-
Derivatives and hedging activities	$-	$9,183	$-		$9,183

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three months ended December 31, 2024 and 2023 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	December 31, 2024	December 31, 2023
Beginning balance	$4,556	$2,836
Purchases, sales, issuances, settlements, net	-	-
Total unrealized (loss) gain:
Included in earnings	-	-
Included in other comprehensive (loss) income	344	139
Transfers in and/or out of Level III	-	-
	$4,900	$2,975

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheet as of December 31, 2024 and September 30, 2024 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	December 31, 2024
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,195	$3,195
Individually evaluated loans held for investment	-	-	8,622	8,622

	September 30, 2024
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,195	$3,195
Individually evaluated loans held for investment	-	-	7,615	7,615

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
December 31, 2024
Individually evaluated loans held for investment	$8,622	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.7%)
Foreclosed real estate owned	3,195	Appraisal of collateral (1)	Appraisal adjustments (2)	10% (10.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2024
Individually evaluated loans held for investment	$7,615	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	3,195	Appraisal of collateral (1)	Appraisal adjustments (2)	10 to 35% (10.2%)

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

Individually evaluated loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for credit losses is allocated to the loan. At December 31, 2024, 36 individually analyzed loans with a carrying value of $8.6 million were reduced by an ACL totaling $1,000 resulting in a net fair value of $8.6 million based on Level 3 inputs.

At September 30, 2024, 36 impaired loans with a carrying value of $7.6 million were reduced by a specific valuation totaling $2,000 resulting in a net fair value of $7.6 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheet at December 31, 2024 and September 30, 2024 by level within the fair value hierarchy:

	December 31, 2024
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$46,164	$-	$38,723	$-	$38,723
Loans receivable, net	1,756,230	-	-	1,621,494	1,621,494
Mortgage servicing rights	1,074	-	-	1,600	1,600
Financial liabilities:
Deposits	$1,699,982	$1,050,428	$-	$648,293	$1,698,721
Short term borrowings	215,000	-	-	215,056	215,056
Other borrowings	10,000	-	-	10,016	10,016

	September 30, 2024
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$47,378	$-	$41,519	$-	$41,519
Loans receivable, net	1,744,284	-	-	1,635,032	1,635,032
Mortgage servicing rights	1,051	-	-	1,450	1,450
Financial liabilities:
Deposits	$1,629,051	$1,046,990	$-	$581,842	$1,628,832

Short-term borrowings	280,000	-	-	280,000	280,000
Other borrowings	10,000	-	-	10,042	10,042

11.
Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended December 31, 2024 and 2023 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2024	$1,891	$(7,685)	$(771)	$(6,565)
Other comprehensive (loss) income before reclassifications	-	(2,585)	4,455	1,870
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(1,097)	(1,097)
Period change	-	(2,585)	3,358	773
Balance at December 31, 2024	$1,891	$(10,270)	$2,587	$(5,792)
Balance at September 30, 2023	$66	$(17,525)	$7,966	$(9,493)
Other comprehensive (loss) income before reclassifications	-	6,229	(2,166)	4,063
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	(1,856)	(1,856)
Period change	-	6,229	(4,022)	2,207
Balance at December 31, 2023	$66	$(11,296)	$3,944	$(7,286)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended December 31, 2024 and 2023 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended December 31,		Affected Line Item in the Consolidated Statement of Operations
	2024	2023
Derivatives and hedging activities:
Interest expense, effective portion	1,389	2,350	Interest expense
Related income tax expense	(292)	(494)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	1,097	1,856
Total reclassification for the period	$1,097	$1,856

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2024 and September 30, 2024 (in thousands).

Fair Values of Derivative Instruments
Asset Derivatives
	As of December 31, 2024		As of September 30, 2024
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$220,000	$3,799	$125,000	$2,375
Commercial Loans	105,632	6,613	97,089	5,828
Total	$325,632	$10,412	$222,089	$8,203

Fair Values of Derivative Instruments
Liability Derivatives
	As of December 31, 2024		As of September 30, 2024
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$160,000	$522	$255,000	$3,348
Commercial Loans	121,292	6,616	127,497	5,835
Total	$281,292	$7,138	$382,497	$9,183

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. As of December 31, 2024, the Company had eighteen interest rate swaps with a notional principal amount of $380.0 million associated with the Company’s cash outflows associated with various FHLB advances and $226.9 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the three months ended December 31, 2024 and 2023.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended December 31, 2024, the Company had $1.4 million of gains, which resulted in a decrease to interest expense. During the three months ended December 31, 2023, the Company had $2.4 million of gains which resulted in a decrease to interest expense. During the next twelve months, the Company estimates that $2.2 million will be reclassified as a decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three months ended December 31, 2024 and 2023 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	(Gain) Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
Interest Rate Products	$4,253	$(5,095)	Interest expense	$1,389	$2,350
Total	$4,253	$(5,095)		$1,389	$2,350

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

As of December 31, 2024 and September 30, 2024, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2024 and September 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

13.
Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations. The Company and its subsidiary, ESSA Bank and Trust (“the Bank”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery were completed, but, as explained below, have recently been re-opened. The Company and the Bank filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and the Bank, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order, and severed one of the original plaintiffs’ claims from those of the class, ordering a separate trial for that plaintiff. Plaintiffs sought permission to appeal from these and other related rulings, but the court denied their request. Plaintiffs filed a motion seeking relief from some of the court’s prior orders. On November 20, 2024 the court granted Plaintiffs’ motion and vacated the prior orders that had granted summary judgment in favor of all defendants except the subsidiary alleged to have employed the individuals who allegedly violated RESPA. The court also allowed Plaintiffs additional discovery. The Company and the Bank will continue to vigorously defend against Plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or the Bank, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and the Bank were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and the Bank intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or the Bank, the amount or range of such exposure is not currently estimable but could be substantial.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: our proposed merger with CNB Financial Corporation (“CNB”), which may not be consummated or may take longer or be more expensive to accomplish than expected, and which may divert our resources and management’s attention from ongoing business operations and opportunities. These forward-looking statements also include:

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

On January 9, 2025, ESSA Bancorp, Inc. and ESSA Bank entered into an agreement and plan of merger with CNB Financial Corporation (“CNB”) and CNB Bank, pursuant to which CNB will acquire ESSA Bancorp, Inc. Under the terms of the merger agreement, each outstanding share of ESSA common stock will be converted into the right to receive 0.8547 shares of CNB common stock. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of CNB and Evans, and is expected to close in the second half of 2025. For further information on the merger agreement, see the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2025.

Comparison of Financial Condition at December 31, 2024 and September 30, 2024

Total Assets. Total assets increased by $8.4 million, or 0.4%, to $2.2 billion at December 31, 2024 from September 30, 2024 due primarily to increases in total cash and cash equivalents and loans receivable partially offset by decreases in investment securities available for sale, regulatory stock and other assets.

Total Cash and Cash Equivalents. Total cash and cash equivalents increased $4.4 million, or 9.0%, to $52.9 million at December 31, 2024 from $48.6 million at September 30, 2024.

Net Loans. Net loans increased $11.9 million, or 0.7%, to $1.76 billion at December 31, 2024 from $1.74 billion at September 30, 2024. During this period, residential loans increased $9.4 million to $731.0 million as the Company sold $3.6 million of residential mortgage loans, construction loans increased $1.4 million to $16.2 million, commercial real estate loans decreased $9.0 million to $875.6 million, commercial loans increased 8.7 million to $45.5 million, obligations of states and political subdivisions decreased $79,000 to $48.5 million, home equity loans and lines of credit increased $1.0 million to $52.3 million, and auto loans decreased $4,000 to $61,000 reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans increased $193,000 to $2.1 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $4.1 million, or 1.9%, to $211.8 million at December 31, 2024 from $215.9 million at September 30, 2024 due primarily to runoff of mortgage backed securities.

Investment Securities Held to Maturity. Investment securities held to maturity decreased to $46.2 million at December 31, 2024 from $47.4 million at September 30, 2024. The Company carries some investment securities as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Foreclosed Real Estate. Foreclosed real estate was unchanged at $3.2 million at December 31, 2024 and September 30, 2024. The Company has one commercial real estate property, which it is actively marketing.

Deposits. Deposits increased $70.9 million, or 4.4%, to $1.70 billion at December 31, 2024 from $1.63 billion at September 30, 2024. The increase was comprised of increases in certificates of deposit of $67.5 million and money market accounts of $40.5 million, partially offset by decreases in interest bearing demand accounts of $34.8 million, savings and club accounts of $1.0 million and non-interest bearing demand accounts of $1.2 million . At December 31, 2024, uninsured deposits, including fully collateralized public deposits of $160.2 million, amounted to approximately 17.6% of total deposits.

Short-Term and Other Borrowings. Short-term borrowings decreased to $215.0 million at December 31, 2024 from $280.0 million at September 30, 2024. Other borrowings of terms over one year from the FHLB was unchanged at $10.0 million at December 31, 2024 and September 30, 2024.

Stockholders’ Equity. Stockholders’ equity increased by $3.8 million, or 1.6%, to $234.2 million at December 31, 2024 from $230.4 million at September 30, 2024. The increase in stockholders’ equity was primarily due to net income of $4.0 million and other comprehensive income of $773,000 which were partially offset by regular cash dividends of $0.15 per share which reduced stockholders’ equity by $1.5 million.

Average Balance Sheets for the Three Months Ended December 31, 2024 and 2023

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,771,126	$22,993	5.16%	$1,706,957	$21,414	4.99%
Investment securities
Taxable(2)	86,757	1,096	5.03%	198,825	2,584	5.17%
Exempt from federal income tax(2)(3)	1,912	11	2.90%	1,830	11	3.03%
Total investment securities	88,669	1,107	4.98%	200,655	2,595	5.15%
Mortgage-backed securities	172,098	1,414	3.27%	166,359	1,303	3.12%
Federal Home Loan Bank stock	17,094	376	8.77%	17,853	377	8.40%
Other	41,124	482	4.66%	29,674	401	5.38%
Total interest-earning assets	2,090,111	26,372	5.02%	2,121,498	26,090	4.89%
Allowance for credit losses	(15,324)			(18,644)
Noninterest-earning assets	126,356			133,758
Total assets	$2,201,143			$2,236,612
Interest-bearing liabilities:
Interest bearing demand accounts	$302,593	$625	0.82%	$316,354	$473	0.59%
Money market accounts	357,502	2,444	2.72%	363,083	2,023	2.22%
Savings and club accounts	142,343	26	0.07%	158,937	24	0.06%
Certificates of deposit	627,142	7,234	4.59%	525,141	5,942	4.50%
Borrowed funds	252,618	1,899	2.99%	357,794	2,764	3.07%
Total interest-bearing liabilities	1,682,198	12,228	2.89%	1,721,309	11,226	2.59%
Non-interest-bearing NOW accounts	246,653			255,452
Non-interest-bearing liabilities	38,862			40,227
Total liabilities	1,967,713			2,016,988
Equity	233,430			219,624
Total liabilities and equity	$2,201,143			$2,236,612
Net interest income		$14,144			$14,864
Interest rate spread			2.13%			2.30%
Net interest-earning assets	$407,913			$400,189
Net interest margin(4)			2.69%			2.79%
Average interest-earning assets to average interest-bearing liabilities		124.25%			123.25%

__________________

(1)
Non-accruing loans are included in the outstanding loan balances.
(2)
Available for sale securities are reported at fair value.
(3)
Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three months ended December 31, 2024 and 2023.
(4)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

Net Income. Net income decreased $381,000, or 8.8%, to $4.0 million for the three months ended December 31, 2024 compared to net income of $4.3 million for the comparable period in 2023. The decrease was primarily due to increases in non-interest expense and a decrease in net interest income, partially offset by a decrease in the provision for credit losses.

Net Interest Income. Net interest income decreased $720,000, or 4.8%, to $14.1 million for the three months ended December 31, 2024 compared to $14.9 million for the comparable period in 2023.

Interest Income. Total interest income was $26.4 million for the three months ended December 31, 2024 compared with $26.1 million for the three months ended December 31, 2023 reflecting increases in interest rates and total yield on average interest earning assets from 4.89% for the three months ended December 31, 2023 to 5.01% for the three months ended December 31, 2024. A decrease of $31.4 million in average interest earning assets a partially offset the increase in interest income.

Interest Expense. Interest expense was $12.2 million for the quarter ended December 31, 2024 compared to $11.2 million for the same period in 2023. The cost of interest-bearing liabilities increased to 2.88% for the quarter ended December 31, 2024 from 2.59% for the comparable period in 2023, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities decreased $39.1 million year-over-year.

Provision for Credit Losses. For the three months ended December 31, 2024, the provision for credit losses decreased $210,000, compared the three months ended December 31, 2023. For the three months ended December 31, 2024, we recorded a release of the allowance for credit losses of $607,000 comprised of a release of $261,000 for loans and $346,000 for off balance sheet credit exposure. The Company did not recognize any credit losses on held-to-maturity debt securities for the year ended December 31, 2024. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for Credit Losses” below and Note 6 - Loans Receivable, Net of Allowance For Credit Losses on Loans to the unaudited consolidated financial statements. The allowance for credit losses was $15.1 million, or 0.85% of loans outstanding, at December 31, 2024, compared to $15.3 million, or 0.87% of loans outstanding, at September 30, 2024.

Non-interest Income. Noninterest income increased 5.0% to $2.1 million for the three months ended December 31, 2024, compared with $2.0 million for the three months ended December 31, 2023. Increases in loan swap fees of $99,000 and trust and investments fees of $82,000 were partially offset by decreases in service charges and fees on deposit accounts of $50,000 and gain on sale of loans of $58,000 for the quarter ended December 31, 2024 compared with the comparable period in 2023.

Non-interest Expense. Noninterest expense increased $77,000, or 0.7%, to $11.9 million for the three months ended December 31, 2023 compared with the comparable period a year earlier primarily reflecting increases in compensation and employee benefits of $454,000 and data processing of $126,000, partially offset by decreases in professional fees of $62,000 and foreclosed real estate of $101,000 and other expenses of $197,000.

Income Taxes. Income tax expense decreased $109,000 to $919,000 for the three months ended December 31, 2024 from the comparable 2023 period. The effective tax rate for the three months ended December 31, 2024 and 2023 was 18.9% and 19.2%, respectively.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	December 31, 2024	September 30, 2024
Non-performing assets:
Non-accruing loans	$8,594	$9,026
Loans 90+ days delinquent and accruing interest	-	-
Total non-performing loans	8,594	9,026
Foreclosed real estate	3,195	3,195
Total non-performing assets	$11,789	$12,221
Ratio of non-performing loans to total loans	0.49%	0.51%
Ratio of non-performing loans to total assets	0.39%	0.48%
Ratio of non-performing assets to total assets	0.54%	0.56%
Ratio of allowance for credit losses to total loans	0.85%	0.87%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $432,000 from September 30, 2024 to December 31, 2024. The $8.6 million of non-accruing loans at December 31, 2024 included 21 residential loans with an aggregate outstanding balance of $1.8 million, 18 commercial and commercial real estate loans with aggregate outstanding balances of $6.7 million and five consumer loans with aggregate balances of $54,000. Within the residential loan balance were $328,000 of loans past due less than 90 days. In the quarter ended December 31, 2024, the Company identified six residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate was unchanged from September 30, 2024 to December 31, 2024 at $3.2 million. Foreclosed real estate consists of one commercial property.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2024, $52.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of December 31, 2024, we had $225.0 million of borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $872.7 million. The Company also has a fully secured $90.0 million borrowing from the Federal Reserve Bank of Philadelphia.

At December 31, 2024, we had $380.3 million in loan commitments outstanding, which included, in part, $93.2 million in undisbursed construction loans and land development loans, $58.3 million in unused home equity lines of credit, $81.4 million in commercial lines of credit and commitments to originate commercial loans, $14.3 million in performance and standby letters of credit, $132.0 million in standby letters of credit issued by the Pittsburgh FHLB on the Companies behalf and $1.2 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of December 31, 2024 totaled $510.1 million, or 78.5% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2025. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.1 million and $6.7 million for the three months ended December 31, 2024 and 2023, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was $(6.7) million and $32.0 million for the three months ended December 31, 2024 and 2023, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash provided by (used for) financing activities of $7.9 million and $(77.0) million for the three months ended December 31, 2024 and 2023, respectively.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The net proceeds from the Company’s stock offering increased our capital and provided management with greater flexibility to manage our interest rate risk. In particular, management used the majority of the capital we received to increase our interest-earning assets. There have been no material changes in our interest rate risk since September 30, 2024.

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

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations. The Company and its subsidiary, ESSA Bank and Trust (“the Bank”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery were completed, but, as explained below, have recently been re-opened. The Company and the Bank filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and the Bank, with the result that the only remaining defendant is a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order, and severed one of the original plaintiffs’ claims from those of the class, ordering a separate trial for that plaintiff. Plaintiffs sought permission to appeal from these and other related rulings, but the court denied their request. Plaintiffs filed a motion seeking relief from some of the court’s prior orders. On November 20, 2024 the court granted Plaintiffs’ motion and vacated the prior orders that had granted summary judgment in favor of all defendants except the subsidiary alleged to have employed the individuals who allegedly violated RESPA. The court also allowed Plaintiffs additional discovery. The Company and the Bank will continue to vigorously defend against Plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or the Bank, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and the Bank were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. The case is currently in the discovery phase. The Company and the Bank intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or the Bank, the amount or range of such exposure is not currently estimable but could be substantial.

Item 1A. Risk Factors

The following risk factors relating to the Company’s proposed merger with CNB represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on December 13, 2024:

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on the Company’s employees, suppliers and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others who deal with the Company to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with CNB.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect the financial results of the Company. In addition, the merger agreement requires that the Company operate in the ordinary course of business consistent with past practice and restricts the Company from taking certain actions prior to the effective time of the merger or termination of the merger agreement without CNB’s written consent. These restrictions may prevent the Company from retaining existing customers or pursuing attractive business opportunities that may arise prior to the completion of the merger.

The merger agreement contains provisions that limit the Company’s ability to pursue alternatives to the merger and may discourage other companies from trying to acquire the Company.

The merger agreement contains covenants that restrict the Company’s ability to, directly or indirectly, initiate, solicit, induce, knowingly encourage, or knowingly facilitate inquiries, offers or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by the Company’s Board of Directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. Additionally, the merger agreement provides for an $8.8 million termination fee payable by the Company to CNB under certain circumstances. Such provisions may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from pursuing such acquisition.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

CNB and the Company can mutually agree to terminate the merger agreement at any time before the merger has been completed, and either company can terminate the merger agreement if:

•
any regulatory approval required for consummation of the merger and the other transactions contemplated by the merger agreement has been denied by final, nonappealable action of any regulatory authority, or an application for regulatory approval has been permanently withdrawn at the request of a governmental authority;
•
the required approval of the merger agreement by the Company’s shareholders is not obtained;
•
the other party materially breaches any of its representations, warranties, covenants or other agreements set forth in the merger agreement (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained in the merger agreement), which breach is not cured within 30 days of written notice of the breach, or by its nature cannot be cured prior to the closing of the merger, and such breach would entitle the non-breaching party not to consummate the merger; or
•
merger is not consummated by January 9, 2026, unless the failure to consummate the merger by such date is due to a material breach of the merger agreement by the terminating party.

In addition, CNB may terminate the merger agreement if:

•
the Company materially breaches the non-solicitation provisions in the merger agreement; or
•
the Company’s Board of Directors:
•
fails to recommend approval of the merger agreement, or withdraws, modifies or changes such recommendation in a manner adverse to CNB’s interests;
•
recommends, proposes or publicly announces its intention to recommend or propose to engage in an acquisition transaction with any person other than CNB or any of its subsidiaries; or
•
fails to call, give notice of, convene and hold its special meeting.

The merger is subject to a number of conditions, including the receipt of waivers and/or approvals from governmental authorities, that may delay the merger or adversely impact CNB’s and the Company’s ability to complete the merger.

The completion of the merger is subject to the satisfaction or waiver of a number of conditions. Before the merger may be completed, certain approvals, waivers or consents must be obtained from federal governmental authorities, including the Federal Reserve Bank of New York and the Office of the Comptroller of the Currency. Satisfying the requirements of these governmental authorities may delay the date of completion of the merger. In addition, these governmental authorities may include conditions on the completion of the merger or require changes to the terms of the merger. While it is currently anticipated that the merger will be completed promptly following the receipt of all required regulatory and shareholder approvals, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. The parties are not obligated to complete the merger should any regulatory approval contain a condition, restriction or requirement that CNB reasonably determines in good faith would, individually or in the aggregate, materially reduce the benefits of the merger to such a degree that CNB would not have entered into the merger agreement had such condition, restriction or requirement been known at the date of the merger agreement.

CNB and the Company cannot provide any assurances with respect to the timing of the closing of the merger, whether the merger will be completed at all and when Company shareholders would receive the consideration for the merger, if at all.

Failure to complete the merger could negatively impact the stock prices and future business and financial results of the Company.

Completion of the merger is subject to the satisfaction or waiver of a number of conditions, including approval by the Company’s shareholders of the merger. The Company cannot guarantee when or if these conditions will be satisfied or that the merger will be successfully completed. The consummation of the merger may be delayed, the merger may be consummated on terms different than those contemplated by the merger agreement, or the merger may not be consummated at all. If the merger is not completed, the ongoing businesses of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

•
the Company may be required, under certain circumstances, to pay CNB a termination fee of $8.8 million;
•
the Company could incur substantial costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;
•
the Company is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies; and
•
the Company’s management’s and employees’ attention may be diverted from our day-to-day business and operational matters as a result of efforts relating to the attempt to consummate the merger.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from their respective customers and employees. The Company also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against the Company to perform their respective obligations under the merger agreement. Such events could materially affect the Company’s stock prices and business and financial results.

Shareholder litigation could prevent or delay the closing of the merger or otherwise negatively affect the business and operations of the Company.

The Company may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the proposed merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the consummation of the merger.

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2024, as filed with the Securities and Exchange Commission on December 14, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 6, 2022 the Company announced the authorization of a ninth repurchase program for up to 500,000 shares of its common stock. This program has no expiration date. The Company made no purchases of its common stock under this program during the three month period ended December 31, 2024. There are currently 86,242 shares that may yet be repurchased under the program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

2.1

Exhibit 2.1 Agreement and Plan of Merger, dated January 9, 2025, by and among CNB Financial Corporation, CNB Bank, ESSA Bancorp, Inc. and ESSA Bank & Trust (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Registration No. 001-33384) filed on January 10, 2025).

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

ESSA BANCORP, INC.

Date: February 10, 2025	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: February 10, 2025	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer