Form 10-Q
period 2025-03-31
ESSA Bancorp, Inc.
filed 2025-05-09
CIK 1382230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were 10,154,664 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ESSA Bancorp, Inc.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	September 30,
	2025	2024
	(dollars in thousands)
ASSETS
Cash and due from banks	$26,553	$38,683
Interest-bearing deposits with other institutions	2,999	9,897
Total cash and cash equivalents	29,552	48,580
Investment securities available for sale, at fair value (net of allowance for credit losses of $0)	209,937	215,869
Investment securities held to maturity, at amortized cost (net of allowance for credit losses of $0)	44,997	47,378
Loans receivable (net of allowance for credit losses of $14,950 and $15,306)	1,757,056	1,744,284
Regulatory stock, at cost	15,506	18,750
Premises and equipment, net	11,296	11,253
Bank-owned life insurance	40,020	39,571
Foreclosed real estate	3,667	3,195
Goodwill	13,801	13,801
Deferred income taxes	4,562	3,889
Derivative and hedging assets	7,586	8,203
Other assets	29,644	32,944
TOTAL ASSETS	$2,167,624	$2,187,717
LIABILITIES
Deposits	$1,689,754	$1,629,051
Short-term borrowings	200,739	280,000
Other borrowings	-	10,000
Advances by borrowers for taxes and insurance	13,242	6,870
Derivative and hedging liabilities	7,126	9,183
Other liabilities	20,277	22,192
TOTAL LIABILITIES	1,931,138	1,957,296
STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 10,000,000 shares authorized, none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized, 18,133,095 issued; 10,154,664 and 10,123,708 outstanding at March 31, 2025 and September 30, 2024, respectively)	181	181
Additional paid in capital	183,278	183,073
Unallocated common stock held by the Employee Stock Ownership Plan (ESOP)	(5,327)	(5,557)
Retained earnings	167,241	163,473
Treasury stock, at cost; 7,978,431 and 8,009,387 shares outstanding at March 31, 2025 and September 30, 2024, respectively	(103,826)	(104,184)
Accumulated other comprehensive loss	(5,061)	(6,565)
TOTAL STOCKHOLDERS’ EQUITY	236,486	230,421
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,167,624	$2,187,717

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$22,520	$21,724	$45,513	$43,138
Investment securities:
Taxable	2,438	2,750	4,948	6,637
Exempt from federal income tax	7	10	18	21
Other investment income	667	1,166	1,525	1,944
Total interest income	25,632	25,650	52,004	51,740
INTEREST EXPENSE
Deposits	9,813	7,590	20,142	16,052
Short-term borrowings	1,530	3,064	3,285	5,720
Other borrowings	79	142	223	250
Total interest expense	11,422	10,796	23,650	22,022
NET INTEREST INCOME	14,210	14,854	28,354	29,718
Release of credit losses	(42)	(496)	(649)	(893)
NET INTEREST INCOME AFTER RELEASE OF CREDIT LOSSES	14,252	15,350	29,003	30,611
NONINTEREST INCOME
Service fees on deposit accounts	665	674	1,380	1,370
Services charges and fees on loans	329	295	609	625
Loan swap fees	33	74	132	74
Unrealized loss on equity securities, net	(1)	(2)	-	(5)
Trust and investment fees	435	418	910	811
Gain on sale of loans, net	98	58	158	176
Earnings on bank-owned life insurance	220	220	454	432
Insurance commissions	125	134	245	262
Other	113	133	187	220
Total noninterest income	2,017	2,004	4,075	3,965
NONINTEREST EXPENSE
Compensation and employee benefits	6,880	6,673	14,080	13,419
Occupancy and equipment	1,215	1,228	2,403	2,457
Professional fees	1,133	1,039	2,096	2,064
Data processing	1,432	1,360	2,900	2,702
Advertising	168	239	272	375
Federal Deposit Insurance Corporation (FDIC) premiums	398	475	755	855
Foreclosed real estate	-	-	-	101
Merger-related costs	1,044	-	1,044	-
Amortization of intangible assets	-	44	-	91
Other	537	656	1,191	1,507
Total noninterest expense	12,807	11,714	24,741	23,571
Income before income taxes	3,462	5,640	8,337	11,005
Income taxes	727	1,078	1,646	2,106
NET INCOME	$2,735	$4,562	$6,691	$8,899
Earnings per share
Basic	$0.29	$0.48	$0.70	$0.93
Diluted	$0.29	$0.48	$0.70	$0.93
Dividends per share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
	(dollars in thousands)
Net income	$2,735	$4,562	$6,691	$8,899
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses)	3,739	(1,332)	467	6,553
Tax effect	(785)	280	(98)	(1,376)
Net of tax amount	2,954	(1,052)	369	5,177
Derivative and hedging activities adjustments:
Changes in unrealized holding (losses) gains on derivatives included in net income	(1,724)	3,005	3,918	260
Tax effect	362	(634)	(825)	(55)
Reclassification adjustment for losses on derivatives included in net income	(1,089)	(2,368)	(2,478)	(4,718)
Tax effect	228	497	520	991
Net of tax amount	(2,223)	500	1,135	(3,522)
Total other comprehensive income (loss)	731	(552)	1,504	1,655
Comprehensive income	$3,466	$4,010	$8,195	$10,554

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2023	10,394,689	$181	$182,681	$(6,009)	$151,856	$(99,508)	$(9,493)	$219,708
Net income					8,899			8,899
Other comprehensive income							1,655	1,655
Cash dividends declared ($0.30 per share)					(2,951)			(2,951)
Cumulative effect of adoption of ASU 2016-13					530			530
Stock based compensation			385					385
Allocation of ESOP stock			151	226				377
Allocation of treasury shares to incentive plan	40,441		(521)			521		—
Purchase of treasury stock	(303,609)					(5,063)		(5,063)
Balance, March 31, 2024	10,131,521	$181	$182,696	$(5,783)	$158,334	$(104,050)	$(7,838)	$223,540

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, September 30, 2024	10,123,708	$181	$183,073	$(5,557)	$163,473	$(104,184)	$(6,565)	$230,421
Net income					6,691			6,691
Other comprehensive income							1,504	1,504
Cash dividends declared ($0.30 per share)					(2,923)			(2,923)
Stock based compensation			387					387
Allocation of ESOP stock			223	230				453
Allocation of treasury shares to incentive plan	30,956		(405)			358		(47)
Balance, March 31, 2025	10,154,664	$181	$183,278	$(5,327)	$167,241	$(103,826)	$(5,061)	$236,486

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, December 31, 2023	10,131,521	$181	$182,528	$(5,896)	$155,247	$(104,050)	$(7,286)	$220,724
Net income					4,562			4,562
Other comprehensive loss							(552)	(552)
Cash dividends declared ($0.15 per share)					(1,475)			(1,475)
Stock based compensation			92					92
Allocation of ESOP stock			76	113				189
Balance, March 31, 2024	10,131,521	$181	$182,696	$(5,783)	$158,334	$(104,050)	$(7,838)	$223,540

				Unallocated			Accumulated
	Common Stock		Additional	Common			Other	Total
	Number of		Paid In	Stock Held by	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	the ESOP	Earnings	Stock	Loss	Equity
	(dollars in thousands except share data)
Balance, December 31, 2024	10,154,664	$181	$183,071	$(5,443)	$165,948	$(103,782)	$(5,792)	$234,183
Net income					2,735			2,735
Other comprehensive income							731	731
Cash dividends declared ($0.15 per share)					(1,442)			(1,442)
Stock based compensation			93					93
Allocation of ESOP stock			114	116				230
Allocation of treasury shares to incentive plan						(44)		(44)
Balance, March 31, 2025	10,154,664	$181	$183,278	$(5,327)	$167,241	$(103,826)	$(5,061)	$236,486

See accompanying notes to the unaudited consolidated financial statements.

ESSA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2025	2024
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$6,691	$8,899
Adjustments to reconcile net income to net cash provided by operating activities:
Release of credit losses	(649)	(893)
Provision for depreciation and amortization	504	562
Amortization of discounts and premiums, net	(246)	(2,021)
Unrealized loss on equity securities	-	5
Gain on sale of loans, net	(158)	(176)
Origination of residential real estate loans for sale	(6,865)	(8,991)
Proceeds on sale of residential real estate loans	7,023	8,668
Compensation expense on ESOP	453	377
Amortization of right-of-use asset	385	449
Stock based compensation	387	385
Decrease (increase) in accrued interest receivable	429	(613)
(Decrease) increase in accrued interest payable	(820)	869
Earnings on bank-owned life insurance	(454)	(432)
Deferred federal income taxes	(1,073)	356
Decrease in accrued pension	(329)	(179)
Loss on foreclosed real estate, net	-	101
Amortization of intangible assets	-	91
Other, net	1,620	(501)
Net cash provided by operating activities	6,898	6,956
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	13,544	161,093
Purchases	(7,102)	(34,016)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,349	2,307
Increase in loans receivable, net	(12,360)	(25,888)
Redemption of regulatory stock	13,076	10,530
Purchase of regulatory stock	(9,832)	(14,133)
Proceeds from sale of foreclosed real estate	-	15
Disposal of premises, equipment and software, net	(492)	153
Net cash (used for) provided by investing activities	(817)	100,061
FINANCING ACTIVITIES
Increase (decrease) in deposits, net	60,703	(214,711)
Net (decrease) increase in short-term borrowings	(79,261)	93,265
Proceeds from other borrowings	-	10,000
Repayment of other borrowings	(10,000)	-
Purchase of common stock	-	(5,063)
Increase in advances by borrowers for taxes and insurance	6,372	6,230
Dividends on common stock	(2,923)	(2,951)
Net cash used for financing activities	(25,109)	(113,230)
Decrease in cash and cash equivalents	(19,028)	(6,213)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,580	85,402
CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,552	$79,189
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid:
Interest	$24,470	$21,154
Income taxes	850	2,310
Noncash items:
Transfers from loans to foreclosed real estate	472	-
Unrealized holding gains	467	6,553

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.

2.
Earnings per Share

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Weighted-average common shares outstanding	18,133,095	18,133,095	18,133,095	18,133,095
Average treasury stock shares	(8,009,386)	(8,001,574)	(7,979,870)	(7,931,665)
Average unearned ESOP shares	(558,335)	(592,281)	(552,737)	(597,970)
Average unearned non-vested shares	(28,164)	(25,584)	(30,224)	(27,730)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	9,537,210	9,513,656	9,570,264	9,575,730
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	23,068	142	22,418	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	9,560,278	9,513,798	9,592,682	9,575,730

. At March 31, 2025 and 2024 there were no shares of nonvested stock outstanding that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

4.
Accounting Pronouncements

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025, for all other entities. The Company adopted the new disclosures for the annual periods beginning on January 1, 2025. The Company will include the applicable and relevant required disclosures in the Income Taxes footnote in the Form 10-K.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its financial statements.

5.
Investment Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of investment securities are summarized as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale
Fannie Mae	$51,618	$211	$(3,201)	$-	$48,628
Freddie Mac	52,548	42	(2,445)	-	50,145
Governmental National Mortgage Association	17,561	160	(376)	-	17,345
Total mortgage-backed securities	121,727	413	(6,022)	-	116,118
Obligations of states and political subdivisions	8,022	-	(259)	-	7,763
U.S. government agency securities	7,252	1	(12)	-	7,241
Corporate obligations	74,854	176	(3,229)	-	71,801
Other debt securities	7,345	68	(399)	-	7,014
Total	$219,200	$658	$(9,921)	$-	$209,937

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity
Fannie Mae	$23,390	$-	$(3,266)	$20,124	$-
Freddie Mac	19,152	-	(2,815)	16,337	-
Total mortgage-backed securities	42,542	-	(6,081)	36,461	-
U.S. government agency securities	2,455	-	(326)	2,129	-
Total	$44,997	$-	$(6,407)	$38,590	$-

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale
Fannie Mae	$55,287	$342	$(2,604)	$-	$53,025
Freddie Mac	54,075	157	(1,770)	-	52,462
Governmental National Mortgage Association	16,860	214	(336)	-	16,738
Total mortgage-backed securities	126,222	713	(4,710)	-	122,225
Obligations of states and political subdivisions	9,025	-	(234)	-	8,791
U.S. government agency securities	6,280	5	(19)	-	6,266
Corporate obligations	76,262	51	(5,196)	-	71,117
Other debt securities	7,810	88	(428)	-	7,470
Total	$225,599	$857	$(10,587)	$-	$215,869

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to Maturity
Fannie Mae	$24,774	$-	$(3,030)	$21,744	$-
Freddie Mac	20,153	-	(2,524)	17,629	-
Total mortgage-backed securities	44,927	-	(5,554)	39,373	-
U.S. government agency securities	2,451	-	(305)	2,146	-
Total	$47,378	$-	$(5,859)	$41,519	$-

The amortized cost and fair value of debt securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,955	$6,934	$-	$-
Due after one year through five years	33,851	33,107	-	-
Due after five years through ten years	69,142	65,664	5,770	5,179
Due after ten years	109,252	104,232	39,227	33,411
Total	$219,200	$209,937	$44,997	$38,590

For the three and six months ended March 31, 2025 and 2024, the Company realized no gross gains or gross losses on proceeds from the sale on investment securities.

The following tables show the gross unrealized losses and fair value of the Company's investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and September 30, 2024 (dollars in thousands):

	March 31, 2025
	Number of Securities	Less than Twelve Months		Twelve Months or Greater		Total
		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	74	$1,417	$(20)	$58,453	$(6,447)	$59,870	$(6,467)
Freddie Mac	67	6,989	(83)	52,503	(5,177)	59,492	(5,260)
Governmental National Mortgage Association	13	-	-	5,809	(376)	5,809	(376)
U.S. government agency securities	3	1,644	(9)	4,626	(329)	6,270	(338)
Obligations of states and political subdivisions	9	997	(3)	6,766	(256)	7,763	(259)
Corporate obligations	73	5,630	(176)	55,866	(3,053)	61,496	(3,229)
Other debt securities	15	333	(1)	4,870	(398)	5,203	(399)
Total	254	$17,010	$(292)	$188,893	$(16,036)	$205,903	$(16,328)

	September 30, 2024
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	73	$1,968	$(5)	$63,409	$(5,629)	$65,377	$(5,634)
Freddie Mac	61	2,717	(19)	54,159	(4,275)	56,876	(4,294)
Governmental National Mortgage Association securities	14	-	-	6,164	(336)	6,164	(336)
Obligations of states and political subdivisions	9	-	-	7,791	(234)	7,791	(234)
U.S. government agency securities	2	-	-	4,628	(324)	4,628	(324)
Corporate obligations	77	4,585	(175)	56,881	(5,021)	61,466	(5,196)
Other debt securities	17	355	-	5,220	(428)	5,575	(428)
Total	253	$9,625	$(199)	$198,252	$(16,247)	$207,877	$(16,446)

At March 31, 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $167.3 million, including unrealized losses of $9.9 million. The Company does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Company concluded that the decline in fair value of these securities was not indicative of a credit loss. Accrued interest receivable on available-for-sale debt securities totaled $1.1 million at March 31, 2025 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

At March 31, 2025, the fair value of held-to-maturity securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $38.6 million, including unrealized losses of $6.4 million. The Company did not recognize any credit losses on held-to-maturity debt securities for the three and six months ended March 31, 2025 and 2024. Accrued interest receivable on held-to-maturity debt securities totaled $60,000 at March 31, 2025 and is included within other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses.

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

Securities classified as held-to-maturity are included under the CECL methodology. Calculation of expected credit loss under CECL is done on a collective (“pooled”) basis, with assets grouped when similar risk characteristics exist. The Company notes that at March 31, 2025 all securities in the held-to-maturity classification are U.S. government agency and US government mortgage-backed securities; therefore, they share the same risk characteristics and can be evaluated on a collective basis. The expected credit loss on these securities is evaluated based on historical credit losses of this security type and the expected possibility of default in the future, and these securities are guaranteed by the U.S. government. U.S. government agency and mortgage-backed securities often receive the highest credit rating by rating agencies and the Company has concluded that the possibility of default is considered remote. The U.S. government agency and mortgage-backed securities held by the Company in the held-to-maturity category carry an AA+ rating from Standard & Poor’s, Aaa from Moody’s Investor Services, and AAA from Fitch. The Company concludes that the long history with no credit losses for these securities (adjusted for current conditions and reasonable and supportable forecasts) indicates an expectation that nonpayment of the amortized cost basis is zero. Management has concluded that there is no prepayment risk and it is expected to recover the recorded investment. The Company has the intent and ability to hold the securities to maturity.

6.
Loans Receivable, Net and Allowance for Credit Losses on Loans

Loans receivable consist of the following (in thousands):

	March 31, 2025	September 30, 2024
Real estate loans:
Residential	$734,751	$721,505
Construction	15,083	14,851
Commercial	870,770	884,621
Commercial	48,559	36,799
Obligations of states and political subdivisions	48,305	48,570
Home equity loans and lines of credit	52,534	51,306
Auto loans	-	65
Other	2,004	1,873
	1,772,006	1,759,590
Less allowance for credit losses	14,950	15,306
Net loans	$1,757,056	$1,744,284

As of March 31, 2025 and September 30, 2024, the Company considered its concentration of credit risk to be acceptable. As of March 31, 2025, the highest concentrations are in lessors of residential buildings and dwellings and the lessors of nonresidential buildings and dwellings categories, with loans outstanding of $317.8 million, or 17.9% of loans outstanding, to residential lessors, and $298.7 million, or 16.9% of loans outstanding, to commercial lessors. As of September 30, 2024, the highest concentrations are in lessors of residential buildings and dwellings and the lessors of nonresidential buildings and dwellings categories, with loans outstanding of $346.9 million, or 19.7% of loans outstanding, to residential lessors, and $296.1 million, or 16.8% of loans outstanding, to commercial lessors. There were no charge-offs on loans within these concentrations in the six months ended March 31, 2025.

The following tables show the amount of loans in each category that were individually and collectively evaluated for credit loss at the dates indicated (in thousands):

	Total Loans	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss
March 31, 2025
Real estate loans:
Residential	$734,751	$682	$734,069
Construction	15,083	-	15,083
Commercial	870,770	5,579	865,191
Commercial	48,559	600	47,959
Obligations of states and political subdivisions	48,305	-	48,305
Home equity loans and lines of credit	52,534	16	52,518
Auto loans	-	-	-
Other	2,004	-	2,004
Total	$1,772,006	$6,877	$1,765,129

	Total Loans	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss
September 30, 2024
Real estate loans:
Residential	$721,505	$1,122	$720,383
Construction	14,851	-	14,851
Commercial	884,621	5,552	879,069
Commercial	36,799	906	35,893
Obligations of states and political subdivisions	48,570	-	48,570
Home equity loans and lines of credit	51,306	35	51,271
Auto loans	65	-	65
Other	1,873	-	1,873
Total	$1,759,590	$7,615	$1,751,975

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

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$19,716	$100,351	$135,332	$210,925	$127,505	$231,309	$14,349	$-	$839,487
Special Mention	-	425	11,221	-	-	11,703	-	-	23,349
Substandard	-	-	-	-	-	7,934	-	-	7,934
Doubtful	-	-	-	-	-	-	-	-	-
Total	$19,716	$100,776	$146,553	$210,925	$127,505	$250,946	$14,349	$-	$870,770

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Risk Rating
Pass	$11,503	$2,066	$6,536	$3,711	$1,354	$7,651	$13,911	$-	$46,732
Special Mention	-	-	-	-	-	777	-	-	777
Substandard	-	-	450	-	-	600	-	-	1,050
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,503	$2,066	$6,986	$3,711	$1,354	$9,028	$13,911	$-	$48,559

Commercial
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Obligations of states and political subdivisions
Risk Rating
Pass	$-	$2,218	$3,890	$4,456	$11,393	$26,348	$-	$-	$48,305
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$2,218	$3,890	$4,456	$11,393	$26,348	$-	$-	$48,305

Obligations of states and political subdivisions
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total

Pass	$31,219	$104,635	$145,758	$219,092	$140,252	$265,308	$28,260	$-	$934,524
Special Mention	-	425	11,221	-	-	12,480	-	-	24,126
Substandard	-	-	450	-	-	8,534	-	-	8,984
Doubtful	-	-	-	-	-	-	-	-	-
Total	$31,219	$105,060	$157,429	$219,092	$140,252	$286,322	$28,260	$-	$967,634

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$86,925	$144,838	$221,196	$143,090	$65,522	$175,306	$16,084	$-	$852,961
Special Mention	437	10,675	357	-	11,247	62	-	-	22,778
Substandard	-	-	-	132	-	8,750	-	-	8,882
Doubtful	-	-	-	-	-	-	-	-	-
Total	$87,362	$155,513	$221,553	$143,222	$76,769	$184,118	$16,084	$-	$884,621

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$15	$-	$-	$-	$-	$15

Commercial
Risk Rating
Pass	$2,274	$6,147	$3,926	$1,649	$1,240	$7,570	$11,488	$-	$34,294
Special Mention	-	-	-	-	36	-	865	-	901
Substandard	-	470	-	226	290	406	212	-	1,604
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,274	$6,617	$3,926	$1,875	$1,566	$7,976	$12,565	$-	$36,799

Commercial
Current period gross charge-offs	$-	$-	$-	$22	$-	$-	$-	$-	$22

Obligations of states and political subdivisions
Risk Rating
Pass	$2,289	$1,492	$4,629	$11,604	$7,808	$20,748	$-	$-	$48,570
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,289	$1,492	$4,629	$11,604	$7,808	$20,748	$-	$-	$48,570

Obligations of states and political subdivisions
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total

Pass	$91,488	$152,477	$229,751	$156,343	$74,570	$203,624	$27,572	$-	$935,825
Special Mention	437	10,675	357	-	11,283	62	865	-	23,679
Substandard	-	470	-	358	290	9,156	212	-	10,486
Doubtful	-	-	-	-	-	-	-	-	-
Total	$91,925	$163,622	$230,108	$156,701	$86,143	$212,842	$28,649	$-	$969,990

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following tables present the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$28,988	$57,325	$102,582	$145,502	$129,244	$269,267	$-	$-	$732,908
Nonperforming	-	187	-	111	-	1,545	-	-	1,843
Total	$28,988	$57,512	$102,582	$145,613	$129,244	$270,812	$-	$-	$734,751

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$3,725	$10,438	$920	$-	$-	$-	$-	$-	$15,083
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$3,725	$10,438	$920	$-	$-	$-	$-	$-	$15,083

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity loans and lines of credit					-
Payment Performance
Performing	$3,213	$5,902	$9,171	$6,457	$1,589	$3,686	$19,790	$2,698	$52,506
Nonperforming	-	-	-	-	-	28	-	-	28
Total	$3,213	$5,902	$9,171	$6,457	$1,589	$3,714	$19,790	$2,698	$52,534

Home equity loans and lines of credit
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto					-
Payment Performance
Performing	$-	$-		$-	$-	$-	$-	$-	$-
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other					-
Payment Performance
Performing	$139	$557	$180	$41	$-	$143	$923	$-	$1,983
Nonperforming	-	-	-	-	-	21	-	-	21
Total	$139	$557	$180	$41	$-	$164	$923	$-	$2,004

Other
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Payment Performance
Performing	$36,065	$74,222	$112,853	$152,000	$130,833	$273,096	$20,713	$2,698	$802,480
Nonperforming	-	187	-	111	-	1,594	-	-	1,892
Total	$36,065	$74,409	$112,853	$152,111	$130,833	$274,690	$20,713	$2,698	$804,372

							Revolving	Revolving
	Term Loans Amortized on Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$45,845	$101,439	$151,329	$133,147	$101,061	$186,729	$-	$-	$719,550
Nonperforming	-	-	283	-	96	1,576	-	-	1,955
Total	$45,845	$101,439	$151,612	$133,147	$101,157	$188,305	$-	$-	$721,505

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$11,252	$3,599	$-	$-	$-	$-	$-	$-	$14,851
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$11,252	$3,599	$-	$-	$-	$-	$-	$-	$14,851

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity loans and lines of credit					-
Payment Performance
Performing	$4,372	$10,198	$7,076	$1,816	$1,343	$2,888	$21,454	$2,124	$51,271
Nonperforming	-	-	-	-	-	35	-	-	35
Total	$4,372	$10,198	$7,076	$1,816	$1,343	$2,923	$21,454	$2,124	$51,306

Home equity loans and lines of credit
Current period gross charge-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32

Auto					-
Payment Performance
Performing	$-	$-		$-	$-	$64	$-	$-	$64
Nonperforming	-	-	-	-	-	1	-	-	1
Total	$-	$-	$-	$-	$-	$65	$-	$-	$65

Auto
Current period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5

Other					-
Payment Performance
Performing	$369	$239	$88	$4	$10	$112	$1,028	$-	$1,850
Nonperforming	-	-	-	-	-	23	-	-	23
Total	$369	$239	$88	$4	$10	$135	$1,028	$-	$1,873

Other
Current period gross charge-offs	$-	$-	$10	$-	$-	$-	$-	$-	$10

Total
Payment Performance
Performing	$61,838	$115,475	$158,493	$134,967	$102,414	$189,793	$22,482	$2,124	$787,586
Nonperforming	-	-	283	-	96	1,635	-	-	2,014
Total	$61,838	$115,475	$158,776	$134,967	$102,510	$191,428	$22,482	$2,124	$789,600

The Company further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2025 and September 30, 2024 (in thousands):

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
March 31, 2025
Real estate loans:
Residential	$730,181	$2,622	$1,562	$386	$4,570	$734,751
Construction	15,083	-	-	-	-	15,083
Commercial	863,531	5,676	-	1,563	7,239	870,770
Commercial	48,350	209	-	-	209	48,559
Obligations of states and political subdivisions	48,305	-	-	-	-	48,305
Home equity loans and lines of credit	52,467	67	-	-	67	52,534
Auto loans	-	-	-	-	-	-
Other	1,983	-	-	21	21	2,004
Total	$1,759,900	$8,574	$1,562	$1,970	$12,106	$1,772,006

		31-60 Days	61-89 Days	90 + Days	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2024
Real estate loans:
Residential	$717,766	$1,862	$760	$1,117	$3,739	$721,505
Construction	14,851	-	-	-	-	14,851
Commercial	880,939	554	2,673	455	3,682	884,621
Commercial	36,589	-	-	210	210	36,799
Obligations of states and political subdivisions	48,570	-	-	-	-	48,570
Home equity loans and lines of credit	51,264	20	22	-	42	51,306
Auto loans	63	1	-	1	2	65
Other	1,850	-	-	23	23	1,873
Total	$1,751,892	$2,437	$3,455	$1,806	$7,698	$1,759,590

The following tables presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing interest as of March 31, 2025 (in thousands):

	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Total Nonperforming
March 31, 2025
Real estate loans:
Residential	$1,843	$-	$1,843	$-	$1,843
Construction	-	-	-	-	-
Commercial	5,499	81	5,580	-	5,580
Commercial	601	-	601	-	601
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	28	-	28	-	28
Auto loans	-	-	-	-	-
Other	21	-	21	-	21
Total	$7,992	$81	$8,073	$-	$8,073

	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Total Nonperforming
September 30, 2024
Real estate loans:
Residential	$1,955	$-	$1,955	$-	$1,955
Construction	-	-	-	-	-
Commercial	5,876	-	5,876	-	5,876
Commercial	1,136	-	1,136	-	1,136
Obligations of states and political subdivisions	-	-	-	-	-
Home equity loans and lines of credit	35	-	35	-	35
Auto loans	1	-	1	-	1
Other	23	-	23	-	23
Total	$9,026	$-	$9,026	$-	$9,026

There are no loans 90 days or more past due that are accruing interest at March 31, 2025 or September 30, 2024.

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

We maintain a credit review system, which allows for a periodic review of our loan portfolio and the early identification of potential non performing loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. General credit loss allowances are based upon a combination of factors including, but not limited to, actual credit loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future credit provisions may be necessary, based on changing economic conditions. Payments received on non performing loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for credit losses as of March 31, 2025 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

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

The following table summarizes changes in the primary segments of the allowance for credit losses during the three and six months ended March 31, 2025 and 2024 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of	Auto	Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Loans	Loans	Unallocated	Total
ACL balance at December 31, 2024	$5,443	$289	$7,501	$736	$286	$794	$2	$31	$-	$15,082
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	13	-	18	-	-	1	4	-	-	36
Provision	(50)	(27)	(217)	129	3	8	(4)	(10)	-	(168)
ACL balance at March 31, 2025	$5,406	$262	$7,302	$865	$289	$803	$2	$21	$-	$14,950

ALL balance at December 31, 2023	$4,889	$431	$8,377	$690	$276	$746	$3	$18	$-	15,430
Charge-offs	-	-	(15)	(22)	-	-	(6)	-	-	(43)
Recoveries	1	-	37	-	-	1	1	-	-	40
Provision	63	(98)	(368)	375	2	13	4	(2)	-	(11)
ALL balance at March 31, 2024	$4,953	$333	$8,031	$1,043	$278	$760	$2	$16	$-	$15,416

ALL balance at September 30, 2024	$5,379	$268	$7,815	$760	$281	$773	$2	$28	$0	$15,306
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	26	-	34	-	-	2	10	-	-	72
Provision	1	(6)	(547)	105	8	28	(10)	(7)	-	(428)
ACL balance at March 31, 2025	$5,406	$262	$7,302	$865	$289	$803	$2	$21	$-	$14,950

ALL balance at September 30, 2023	$4,897	$183	$11,983	$941	$110	$346	$2	$22	$41	$18,525
Impact or adopting ASC 326	$503	$254	$(3,729)	$(292)	$129	$423	$2	$(4)	$(41)	(2,755)
Charge-offs	—	-	(15)	(22)	-	-	(6)	(10)	-	(53)
Recoveries	1	-	37	-	-	4	8	-	-	50
Provision	(448)	(104)	(245)	416	39	(13)	(4)	8	0	(351)
ALL balance at March 31, 2024	$4,953	$333	$8,031	$1,043	$278	$760	$2	$16	$0	$15,416

During the three months ended March 31, 2025, the Company recorded release of allowance for credit losses for construction real estate loans, residential real estate loans, commercial real estate loans, other loans and auto loan segments due to decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. The Company recorded credit provision expense for the commercial loans, obligations of states and political subdivisions and home equity loans and lines of credit due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments.

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

During the six months ended March 31, 2025, the Company recorded release of allowance for credit losses for construction real estate loans, commercial real estate loans, other loans and auto loan segments due to decreased loan balances, improved asset quality, changes in the loan mix within the pool, and/or decreased charge-off activity in those segments. The Company recorded credit provision expense for the residential real estate loans, commercial loans, obligations of states and political subdivisions and home equity loans and lines of credit due to increased loan balances, changes in the loan mix within the pool, and/or charge-off activity in those segments.

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

The following tables summarizes the amount of loans in each segments that were individually and collectively evaluated for credit loss as of March 31, 2025 and September 30, 2024 (in thousands):

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Total
Individually evaluated for Credit Loss	$-	$-	$82	$-	$-	$-	$-	$-	$82
Collectively evaluated for Credit Loss	5,406	262	7,220	865	289	803	2	21	14,868
Ending balance at March 31, 2025	$5,406	$262	$7,302	$865	$289	$803	$2	$21	$14,950

						Home
					Obligations of	Equity
					States and	Loans and
	Real Estate Loans			Commercial	Political	Lines of		Other
	Residential	Construction	Commercial	Loans	Subdivisions	Credit	Auto Loans	Loans	Total
Individually evaluated for Credit Loss	$2	$-	$-	$-	$-	$-	$-	$-	$2
Collectively evaluated for Credit Loss	5,377	268	7,815	760	281	773	2	28	15,304
Ending balance at September 30, 2024	$5,379	$268	$7,815	$760	$281	$773	$2	$28	$15,306

Collateral-Dependent Loans

The following tables present the collateral-dependent loans by portfolio segment at December 31, 2024 and September 30, 2024 (in thousands):

	Real Estate	Business Assets	Other
March 31, 2025
Real estate loans:
Residential	$682	$-	$-
Construction	-	-	-
Commercial	5,579	-	-
Commercial	-	600	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	16	-	-
Auto loans	-	-	-
Other	-	-	-
Total	$6,277	$600	$-

	Real Estate	Business Assets	Other
September 30, 2024
Real estate loans:
Residential	$1,122	$-	$-
Construction	-	-	-
Commercial	5,552	-	-
Commercial	-	906	-
Obligations of states and political subdivisions	-	-	-
Home equity loans and lines of credit	35	-	-
Auto loans	-	-	-
Other	-	-	-
Total	$6,709	$906	$-

Occasionally, the Company modifies loans to borrowers in financial distress by providing term extensions and interest rate reductions. In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as and interest rate reduction, may be granted. During the three and six months ended March 31, 2025 no modifications were made to borrowers experiencing financial difficulty.

7.
Deposits

Deposits consist of the following major classifications (in thousands):

	March 31, 2025	September 30, 2024
Non-interest bearing demand accounts	$264,827	$256,638
Interest bearing demand accounts	285,849	312,683
Money market accounts	348,203	334,638
Savings and club accounts	143,386	143,031
Certificates of deposit	647,489	582,061
Total	$1,689,754	$1,629,051

8.
Net Periodic Benefit Cost-Defined Benefit Plan

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K.

The following table comprises the components of net periodic benefit cost (income) for the three and six months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Service Cost	$-	$-	$-	$-
Interest Cost	149	173	297	344
Expected return on plan assets	(305)	(262)	(610)	(523)
Partial settlement	-	-	-	-
Amortization of net loss from earlier periods	(7)	-	(15)	-
Net periodic benefit income	$(163)	$(89)	$(328)	$(179)

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

Restricted stock shares outstanding at March 31, 2025 vest over periods ranging from six to 39 months. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company expenses the fair value of all share based compensation grants over the requisite service period.

For the three months ended March 31, 2025 and 2024, the Company recorded $93,000 and $92,000 of share-based compensation expense, respectively, comprised of restricted stock expense. For the six months ended March 31, 2025 and 2024, the Company recorded $387,000 and $385,000 of shared-based compensation expense, respectively, comprised of restricted stock expense. Expected future compensation expense relating to the restricted shares outstanding at March 31, 2025 is $769,000 over the remaining vesting period of 3.50 years.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2025, and changes therein during the three month period then ended:

	Number of Restricted Stock	Weighted- average Grant Date Fair Value
Nonvested at September 30, 2024	34,830	$16.53
Granted	31,106	18.97
Vested	(10,604)	19.75
Forfeited	—	—
Nonvested at March 31, 2025	55,332	$17.28

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

The following tables provide the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheet as of March 31, 2025 and September 30, 2024 by level within the fair value hierarchy (in thousands).

Recurring Fair Value Measurements at Reporting Date
	March 31, 2025
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$116,118	$-	$116,118
Obligations of states and political subdivisions	-	7,763	-	7,763
U.S. government agency securities	-	7,241	-	7,241
Corporate obligations	-	66,748	5,053	71,801
Other debt securities	-	7,014	-	7,014
Total debt securities	$-	$204,884	$5,053	$209,937
Equity securities- financial services	25	-	-	25
Derivatives and hedging activities	-	7,586	-	7,586
Liabilities
Derivatives and hedging activities	$-	$7,126	$-	$7,126

	September 30, 2024
Assets	Level I	Level II	Level III	Total
Investment securities available for sale:
Mortgage backed securities	$-	$122,225	$-	$122,225
Obligations of states and political subdivisions	-	8,791	-	8,791
U.S. government agency securities	-	6,266	-	6,266
Corporate obligations	-	66,561	4,556	71,117
Other debt securities	-	7,470	-	7,470
Total debt securities	$-	$211,313	$4,556	$215,869
Equity securities-financial services	26	-	-	26
Derivatives and hedging activities	-	8,203	-	8,203
Liabilities:
Derivatives and hedging activities	$-	$9,183	$-	$9,183

The following table presents a summary of changes in the fair value of the Company’s Level III investments for the three and six months ended March 31, 2025 and 2024 (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$4,900	$2,975
Purchases, sales, issuances, settlements, net	-	-
Total unrealized (loss) gain:
Included in earnings	-	-
Included in other comprehensive (loss) income	153	84
Transfers in and/or out of Level III	-	-
	$5,053	$3,059

	Fair Value Measurement Using Significant Unobservable Inputs (Level III)
	Six Months Ended
	March 31, 2025	March 31, 2024
Beginning balance	$4,556	$2,836
Purchases, sales, issuances, settlements, net	-	-
Total unrealized gain (loss):
Included in earnings	-	-
Included in other comprehensive (loss) income	497	223
Transfers in and/or out of Level III	-	-
	$5,053	$3,059

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

Assets and Liabilities Required to be Measured and Reported on a Non-Recurring Basis

The following tables provide the fair value for assets required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheet as of March 31, 2025 and September 30, 2024 by level within the fair value hierarchy:

Non-Recurring Fair Value Measurements at Reporting Date (in thousands)
	March 31, 2025
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,667	$3,667
Individually evaluated loans held for investment	-	-	6,877	6,877

	September 30, 2024
	Level I	Level II	Level III	Total
Foreclosed real estate	$-	$-	$3,195	$3,195
Individually evaluated loans held for investment	-	-	7,615	7,615

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
March 31, 2025
Individually evaluated loans held for investment	$6,877	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.7%)
Foreclosed real estate owned	3,667	Appraisal of collateral (1)	Appraisal adjustments (2)	10% to 40% (13.9%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Average)
September 30, 2024
Individually evaluated loans held for investment	$7,615	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 35% (20.8%)
Foreclosed real estate owned	3,195	Appraisal of collateral (1)	Appraisal adjustments (2)	10 to 35% (10.2%)

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

Individually evaluated loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for credit losses is allocated to the loan. At March 31, 2025, 33 individually analyzed loans with a carrying value of $7.0 million were reduced by an ACL totaling $81,000 resulting in a net fair value of $6.9 million based on Level 3 inputs.

At September 30, 2024, 36 impaired loans with a carrying value of $7.6 million were reduced by a specific valuation totaling $2,000 resulting in a net fair value of $7.6 million based on Level 3 inputs.

Assets and Liabilities not Required to be Measured and Reported at Fair Value

The following tables provide the carrying value and fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheet at March 31, 2025 and September 30, 2024 by level within the fair value hierarchy:

	March 31, 2025
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$44,997	$-	$38,590	$-	$38,590
Loans receivable, net	1,757,056	-	-	1,627,778	1,627,778
Mortgage servicing rights	1,100	-	-	1,600	1,600
Financial liabilities:
Deposits	$1,689,754	$1,042,265	$-	$646,486	$1,688,751
Short term borrowings	200,739	-	-	200,071	200,071
Other borrowings	-	-	-	-	-

	September 30, 2024
(in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Investment securities held to maturity	$47,378	$-	$41,519	$-	$41,519
Loans receivable, net	1,744,284	-	-	1,635,032	1,635,032
Mortgage servicing rights	1,051	-	-	1,450	1,450
Financial liabilities:
Deposits	$1,629,051	$1,046,990	$-	$581,842	$1,628,832

Short-term borrowings	280,000	-	-	280,000	280,000
Other borrowings	10,000	-	-	10,042	10,042

11.
Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six months ended March 31, 2025 and 2024 is as follows (in thousands):

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at December 31, 2024	$1,891	$(10,270)	$2,587	$(5,792)
Other comprehensive (loss) income before reclassifications	-	2,954	(1,362)	1,592
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(861)	(861)
Period change	-	2,954	(2,223)	731
Balance at March 31, 2025	$1,891	$(7,316)	$364	$(5,061)
Balance at December 31, 2023	$66	$(11,296)	$3,944	$(7,286)
Other comprehensive (loss) income before reclassifications	-	(1,052)	2,371	1,319
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	(1,871)	(1,871)
Period change	-	(1,052)	500	(552)
Balance at March 31, 2024	$66	$(12,348)	$4,444	$(7,838)

	Accumulated Other Comprehensive Income/(Loss)
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available for Sale	Derivatives	Total
Balance at September 30, 2024	$1,891	$(7,685)	$(771)	$(6,565)
Other comprehensive income (loss) before reclassifications	-	369	3,093	3,462
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(1,958)	(1,958)
Period change	-	369	1,135	1,504
Balance at March 31, 2025	$1,891	$(7,316)	$364	$(5,061)
Balance at September 30, 2023	$66	$(17,525)	$7,966	$(9,493)
Other comprehensive income (loss) before reclassifications	-	5,177	205	5,382
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(3,727)	(3,727)
Period change	-	5,177	(3,522)	1,655
Balance at March 31, 2024	$66	$(12,348)	$4,444	$(7,838)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended March 31, 2025 and 2024 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2025	2024
Derivatives and hedging activities:
Interest expense, effective portion	$1,089	$2,368	Interest expense
Related income tax expense	(228)	(497)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	861	1,871
Total reclassification for the period	$861	$1,871

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Accumulated Other Comprehensive Income (Loss) For the Six Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2025	2024
Derivative and hedging activities:
Interest expense, effective portion	$2,478	$4,718	Interest expense
Related income tax expense	(520)	(991)	Income taxes
Net effect on accumulated other comprehensive income (loss) for the period	1,958	3,727
Total reclassification for the period	$1,958	$3,727

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2025 and September 30, 2024 (in thousands).

Fair Values of Derivative Instruments
Asset Derivatives
	As of March 31, 2025		As of September 30, 2024
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$200,000	$1,708	$125,000	$2,375
Commercial Loans	100,815	5,878	97,089	5,828
Total	$300,815	$7,586	$222,089	$8,203

Fair Values of Derivative Instruments
Liability Derivatives
	As of March 31, 2025		As of September 30, 2024
Hedged Item	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB Advances	$155,000	$1,243	$255,000	$3,348
Commercial Loans	130,785	5,883	127,497	5,835
Total	$285,785	$7,126	$382,497	$9,183

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. As of March 31, 2025, the Company had seventeen interest rate swaps with a notional principal amount of $355.0 million associated with the Company’s cash outflows associated with various FHLB advances and $231.6 million associated with associated with various commercial loans.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the three or six months ended March 31, 2025 and 2024.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives that will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the three months ended March 31, 2025, the Company had $1.1 million of gains, which resulted in a decrease to interest expense. During the three months ended March 31, 2024, the Company had $2.4 million of gains which resulted in a decrease to interest expense. During the six months ended March 31, 2025, the Company had $2.5 million of gains, which resulted in a decrease to interest expense. During the six months ended March 31, 2024, the Company had $4.7 million of gains which resulted in a decrease to interest expense. During the next twelve months, the Company estimates that $1.1 million will be reclassified as a decrease to interest expense.

The table below presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the three and six months ended March 31, 2025 and 2024 (in thousands).

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
Derivatives in Hedging Relationships	(Gain) Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024		2025	2024
Interest Rate Products	$(2,813)	$637	Interest expense	$1,089	$2,368
Total	$(2,813)	$637		$1,089	$2,368
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended March 31,
	2025	2024		2025	2024
Interest Rate Products	$1,440	$(4,458)	Interest expense	$2,478	$4,718
Total	$1,440	$(4,458)		$2,478	$4,718

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

As of March 31, 2025 and September 30, 2024, the Company had no derivatives in a net liability position and was not required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2025 and September 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

13.
Contingent Liabilities

Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of Management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery were completed, but, as explained below, have recently been re-opened. The Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant was a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order, and severed one of the original plaintiffs’ claims from those of the class, ordering a separate trial for that plaintiff. Plaintiffs sought permission to appeal from these and other related rulings, but the Court denied their request. Plaintiffs then filed a motion seeking relief from some of the Court’s prior orders. On November 20, 2024 the Court granted Plaintiffs’ motion and vacated the prior orders that had granted summary judgment in favor of all defendants except the now-dissolved former wholly-owned subsidiary alleged to have employed the individuals who allegedly violated RESPA. The Court also allowed Plaintiffs additional discovery. The Company and ESSA B&T will continue to vigorously defend against Plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a now-dissolved former wholly-owned subsidiary of a bankpreviously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. Discovery is now complete. . The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On February 21, 2025, the Company and ESSA B&T were named as defendants in an action commenced by a plaintiff who had previously been a member of the class of plaintiffs in the first lawsuit described in this Item. As a result of that Court’s subsequent ruling re-defining that class, the plaintiff in this action no longer met the Court-ordered definition for the class membership. The plaintiff alleges that a now-dissolved former wholly-owned subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks, and that he was charged an incorrect title insurance premium in connection with the process of making his loan, allegedly violating the Real Estate Settlement Procedures Act. The plaintiff also seeks to pursue the action as a class action on behalf of the entire class of people similarly situated to him. The Company has not yet been served with the Complaint. The Company and ESSA B&T intend to vigorously defend against plaintiff’s allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

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

By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K, as amended, and Part II, Item 1A of this and any previous Quarterly Report on Form 10-Q filed since our most recent Annual Report on Form 10-K, as well as the following factors:

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

On January 9, 2025, ESSA Bancorp, Inc. and ESSA Bank entered into an agreement and plan of merger with CNB Financial Corporation (“CNB”) and CNB Bank, pursuant to which CNB will acquire ESSA Bancorp, Inc. Under the terms of the merger agreement, each outstanding share of ESSA common stock will be converted into the right to receive 0.8547 shares of CNB common stock. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of CNB and ESSA, and is expected to close in the second half of 2025. For further information on the merger agreement, see the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2025.

Comparison of Financial Condition at March 31, 2025 and September 30, 2024

Total Assets. Total assets decreased by $20.1 million, or 0.9%, to $2.2 billion at March 31, 2025 from September 30, 2024 due primarily to decreases in total cash and cash equivalents, investment securities available for sale, regulatory stock and other assets partially offset by an increase in loans receivable.

Total Cash and Cash Equivalents. Total cash and cash equivalents decreased $19.0 million, or 39.2%, to $29.6 million at March 31, 2025 from $48.6 million at September 30, 2024.

Net Loans. Net loans increased $12.8 million, or 0.7%, to $1.76 billion at March 31, 2025 from $1.74 billion at September 30, 2024. During this period, residential loans increased $13.2 million to $734.8 million as the Company sold $6.9 million of residential mortgage loans, construction loans increased $232,000 to $15.1 million, commercial real estate loans decreased $13.9 million to $870.8 million, commercial loans increased $11.8 million to $48.6 million, obligations of states and political subdivisions decreased

$265,000 to $48.3 million, home equity loans and lines of credit increased $1.2 million to $52.5 million, auto loans decreased $65,000 to zero reflecting expected runoff of the portfolio following the Company’s previously announced discontinuation of indirect auto lending in July 2018, and other loans increased $131,000 to $2.0 million.

Investment Securities Available for Sale. Investment securities available for sale decreased $5.9 million, or 2.8%, to $209.9 million at March 31, 2025 from $215.9 million at September 30, 2024 due primarily to runoff of mortgage backed securities.

Investment Securities Held to Maturity. Investment securities held to maturity decreased to $45.0 million at March 31, 2025 from $47.4 million at September 30, 2024. The Company carries some investment securities as held to maturity to manage fluctuations in comprehensive loss caused by interest rate changes.

Foreclosed Real Estate. Foreclosed real estate increased to $3.7 million at March 31, 2025 from $3.2 million at September 30, 2024. The Company has two commercial real estate properties which it is actively marketing.

Deposits. Deposits increased $60.7 million, or 3.7%, to $1.69 billion at March 31, 2025 from $1.63 billion at September 30, 2024. The increase was comprised of increases in certificates of deposit of $65.4 million, money market accounts of $13.6 million, savings and club accounts of $355,000 and non-interest bearing demand accounts of $8.2 million, partially offset by decreases in interest bearing demand accounts of $26.8 million.

Short-Term and Other Borrowings. Short-term borrowings decreased to $200.7 million at March 31, 2025 from $280.0 million at September 30, 2024. Other borrowings of terms over one year from the FHLB decreased $10.0 million from September 30, 2024 to March 31, 2025.

Stockholders’ Equity. Stockholders’ equity increased by$6.1 million, or 2.6%, to $236.5 million at March 31, 2025 from $230.4 million at September 30, 2024. The increase in stockholders’ equity was primarily due to net income of $6.7 million and other comprehensive income of $1.5 million partially offset by regular cash dividends of $0.30 per share which reduced stockholders’ equity by $2.9 million.

Average Balance Sheets for the Three and Six Months ended March 31, 2025 and 2024

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,770,177	$22,520	5.16%	$1,719,854	$21,724	5.07%
Investment securities
Taxable(2)	88,217	1,064	4.89%	102,779	1,329	5.19%
Exempt from federal income tax(2)(3)	1,446	7	2.49%	1,864	10	2.72%
Total investment securities	89,663	1,071	4.85%	104,643	1,339	5.14%
Mortgage-backed securities	166,154	1,374	3.35%	177,571	1,421	3.21%
Federal Home Loan Bank stock	16,287	347	8.64%	18,542	395	8.54%
Other	33,899	320	3.83%	56,464	771	5.48%
Total interest-earning assets	2,076,180	25,632	5.01%	2,077,074	25,650	4.95%
Allowance for credit losses	(15,107)			(15,520)
Noninterest-earning assets	122,600			129,990
Total assets	$2,183,673			$2,191,544
Interest-bearing liabilities:
Interest bearing demand accounts	$290,534	$492	0.69%	$305,131	$383	0.50%
Money market accounts	364,114	2,358	2.63%	334,119	1,787	2.15%
Savings and club accounts	141,681	24	0.07%	156,047	35	0.09%
Certificates of deposit	627,492	6,939	4.48%	474,821	5,385	4.55%
Borrowed funds	230,688	1,609	2.84%	405,713	3,206	3.17%
Total interest-bearing liabilities	1,654,509	11,422	2.80%	1,675,831	10,796	2.58%
Non-interest-bearing NOW accounts	252,879			248,604
Non-interest-bearing liabilities	40,069			44,203
Total liabilities	1,947,457			1,968,638
Equity	236,216			222,906
Total liabilities and equity	$2,183,673			$2,191,544
Net interest income		$14,210			$14,854
Interest rate spread			2.21%			2.37%
Net interest-earning assets	$421,671			$401,243
Net interest margin(4)			2.78%			2.87%
Average interest-earning assets to average interest-bearing liabilities		125.49%			123.94%

__________________

	For the Six Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(dollars in thousands)
Interest-earning assets:
Loans(1)	$1,770,651	$45,513	5.15%	$1,713,405	$43,138	5.02%
Investment securities
Taxable(2)	87,487	2,161	4.95%	150,802	3,913	5.18%
Exempt from federal income tax(2)(3)	1,679	18	2.72%	1,847	21	2.87%
Total investment securities	89,166	2,179	4.91%	152,649	3,934	5.15%
Mortgage-backed securities	169,126	2,787	3.30%	171,965	2,724	3.16%
Federal Home Loan Bank stock	16,690	723	8.69%	18,197	771	8.45%
Other	37,626	802	4.27%	43,068	1,173	5.43%
Total interest-earning assets	2,083,259	52,004	5.01%	2,099,284	51,740	4.92%
Allowance for credit losses	(15,215)			(17,082)
Noninterest-earning assets	124,364			131,774
Total assets	$2,192,408			$2,213,976
Interest-bearing liabilities:
Interest bearing demand accounts	$292,163	$1,018	0.70%	$310,743	$800	0.51%
Money market accounts	360,808	4,802	2.67%	348,601	3,809	2.18%
Savings and club accounts	142,635	50	0.07%	157,492	60	0.08%
Certificates of deposit	627,317	14,272	4.56%	499,981	11,383	4.54%
Borrowed funds	241,653	3,508	2.91%	381,754	5,970	3.12%
Total interest-bearing liabilities	1,664,576	23,650	2.85%	1,698,571	22,022	2.59%
Non-interest-bearing NOW accounts	254,166			252,028
Non-interest-bearing liabilities	38,843			42,112
Total liabilities	1,957,585			1,992,711
Equity	234,823			221,265
Total liabilities and equity	$2,192,408			$2,213,976
Net interest income		$28,354			$29,718
Interest rate spread			2.16%			2.33%
Net interest-earning assets	$418,683			$400,713
Net interest margin(4)			2.73%			2.82%
Average interest-earning assets to average interest-bearing liabilities		125.15%			123.59%
(1)
Non-accruing loans are included in the outstanding loan balances.
(2)
Available for sale securities are reported at fair value.
(3)
Yields on tax exempt securities have been calculated on a fully tax equivalent basis assuming a tax rate of 21.00% for the three and six months ended March 31, 2025 and 2024.
(4)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

Net Income. Net income decreased $1.8 million, or 40.0%, to $2.7 million for the three months ended March 31, 2025 compared to net income of $4.6 million for the comparable period in 2024. The decrease was primarily due to merger related costs, increases in non-interest expense, a decrease in the release of credit losses and a decrease in net interest income.

Net Interest Income. Net interest income decreased $644,000, or 4.3%, to $14.2 million for the three months ended March 31, 2025 compared to $14.9 million for the comparable period in 2024.

Interest Income. Total interest income was $25.6 million for the three months ended March 31, 2025 compared with $25.7 million for the three months ended March 31, 2024 reflecting increases in interest rates and total yield on average interest earning assets from 4.95% for the three months ended March 31, 2024 to 5.01% for the three months ended March 31, 2025. A decrease of $894,000 in average interest earning assets a partially offset the increase in interest income.

Interest Expense. Interest expense was $11.4 million for the quarter ended March 31, 2025 compared to $10.8 million for the same period in 2024. The cost of interest-bearing liabilities increased to 2.80% for the quarter ended March 31, 2025 from 2.58% for the comparable period in 2024, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities decreased $21.3 million year-over-year.

Provision for Credit Losses. For the three months ended March 31, 2025, the release of credit losses decreased $454,000, compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, we recorded a release of the allowance for credit losses of $42,000 that comprised of a release of $168,000 for loans and $125,000 provision for off balance sheet credit exposure. The Company did not recognize any credit losses on held-to-maturity debt securities for the year to date period ended March 31, 2025. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for Credit Losses” below and Note 6 - Loans Receivable, Net of Allowance For Credit Losses on Loans to the unaudited consolidated financial statements. The allowance for credit losses was $15.0 million, or 0.84% of loans outstanding, at March 31, 2025, compared to $15.3 million, or 0.87% of loans outstanding, at September 30, 2024.

Non-interest Income. Noninterest income increased 0.7% to $2.0 million for the three months ended March 31, 2025, compared with the three months ended March 31, 2024. Increases in service charges and fees on loans of $34,000, gain on sale of loans of $40,000 and trust and investments fees of $17,000 were partially offset by decreases in loan swap fees of $41,000 for the quarter ended March 31, 2025 compared with the comparable period in 2024.

Non-interest Expense. Noninterest expense increased $1.1 million, or 9.3%, to $12.8 million for the three months ended March 31, 2025 compared with the comparable period a year earlier primarily reflecting increases in merger-related costs of $1.0 million and compensation and employee benefits of $207,000, professional fees of $94,000 and data processing of $72,000, partially offset by decreases in advertising of $71,000, FDIC insurance of $77,000 and other expenses of $119,000.

Income Taxes. Income tax expense decreased $351,000 to $727,000 for the three months ended March 31, 2025 from the comparable 2024 period. The effective tax rate for the three months ended March 31, 2025 and 2024 was 21.0% and 19.1%, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 2025 and 2024

Net Income. Net income decreased $2.2 million, or 24.8%, to $6.7 million for the six months ended March 31, 2025 compared to net income of $8.9 million for the comparable period in 2024. The decrease was primarily due to merger related costs, increases in non-interest expense, a decrease in the release of credit losses and a decrease in net interest income..

Net Interest Income. Net interest income decreased $1.4 million, or 4.6%, to $28.4 million for the six months ended March 31, 2025 compared to $29.7 million for the comparable period in 2024.

Interest Income. Total interest income was $52.0 million for the six months ended March 31, 2025 compared with $51.7 million for the six months ended March 31, 2024 reflecting increases in interest rates and total yield on average interest earning assets from 4.92% for the six months ended March 31, 2024 to 5.01% for the six months ended March 31, 2025. A decrease of $16.0 million in average interest earning assets partially offset the increase in interest income.

Interest Expense. Interest expense was $23.7 million for the six months ended March 31, 2025 compared to $22.0 million for the same period in 2024. The cost of interest-bearing liabilities increased to 2.85% for the six months ended March 31, 2025 from 2.59% for the comparable period in 2024, reflecting higher interest rates, repricing of deposits and higher-cost borrowings. The average balance of interest-bearing liabilities decreased $34.0 million year-over-year.

Provision for Credit Losses. For the six months ended March 31, 2025, the release of credit losses decreased $244,000, compared to the six months ended March 31, 2024. For the six months ended March 31, 2025, we recorded a release of the allowance for credit losses of $649,000 comprised of a release of $429,000 for loans and $220,000 for off balance sheet credit exposure. The Company did not recognize any credit losses on held-to-maturity debt securities for the year to date period ended March 31, 2025. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for Credit Losses” below and Note 6 - Loans Receivable, Net of Allowance For Credit Losses on Loans to the unaudited consolidated financial statements. The allowance for credit losses was $15.0 million, or 0.84% of loans outstanding, at March 31, 2025, compared to $15.3 million, or 0.87% of loans outstanding, at September 30, 2024.

Non-interest Income. Noninterest income increased 2.8% to $4.1 million for the six months ended March 31, 2025, compared with $4.0 million for the six months ended March 31, 2024. Increases in loan swap fees of $58,000 and trust and investments fees of $99,000 were partially offset by decreases in gain on sale of loans, net of $18,000 and other expenses of $33,000 for the six months ended March 31, 2025 compared with the comparable period in 2024.

Non-interest Expense. Noninterest expense increased $1.2 million, or 5.0%, to $24.7 million for the six months ended March 31, 2025 compared with the comparable period a year earlier primarily reflecting increases in merger-related costs of $1.0 million, compensation and employee benefits of $661,000 and data processing of $198,000, partially offset by decreases in other expenses of $316,000.

Income Taxes. Income tax expense decreased $460,000 to $1.6 million for the six months ended March 31, 2025 from the comparable 2024 period. The effective tax rate for the six months ended March 31, 2025 and 2024 was 19.7% and 19.1%, respectively.

The following table provides information with respect to the Bank’s non-performing assets at the dates indicated (dollars in thousands).

	March 31, 2025	September 30, 2024
Non-performing assets:
Non-accruing loans	$8,073	$9,026
Loans 90+ days delinquent and accruing interest	-	-
Total non-performing loans	8,073	9,026
Foreclosed real estate	3,667	3,195
Total non-performing assets	$11,740	$12,221
Ratio of non-performing loans to total loans	0.46%	0.51%
Ratio of non-performing loans to total assets	0.37%	0.48%
Ratio of non-performing assets to total assets	0.54%	0.56%
Ratio of allowance for credit losses to total loans	0.84%	0.87%

Loans are reviewed on a regular basis and are placed on non-accrual status when they become 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Non-performing assets decreased $481,000 from September 30, 2024 to March 31, 2025. The $8.1 million of non-accruing loans at March 31, 2025 included 20 residential loans with an aggregate outstanding balance of $1.8 million, 15 commercial and commercial real estate loans with aggregate outstanding balances of $6.2 million and six consumer loans with aggregate balances of $49,000. Within the residential loan balance were $205,000 of loans past due less than 90 days. In the quarter ended March 31, 2025, the Company identified five residential loans which, although paying as agreed, have a high probability of default. Foreclosed real estate increased to $3.7 million at March 31, 2025 from $3.2 million at September 30, 2024 . Foreclosed real estate consists of two commercial properties at March 31, 2025.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2025, $29.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of investment securities, principal repayments of mortgage-backed securities and increases in deposit accounts and borrowings. As of March 31, 2025, we had $290.0 million of borrowings outstanding from the Pittsburgh FHLB. We have access to total FHLB advances of up to approximately $877.1 million. The Company also has access to a fully secured $90.0 million borrowing from the Federal Reserve Bank of Philadelphia.

At March 31, 2025, we had $376.0 million in loan commitments outstanding, which included, in part, $87.8 million in undisbursed construction loans and land development loans, $58.7 million in unused home equity lines of credit, $96.9 million in commercial lines of credit and commitments to originate commercial loans, $13.5 million in performance and standby letters of credit, $115.0 million in standby letters of credit issued by the Pittsburgh FHLB on the Company’s behalf and $1.2 million in other unused commitments which are primarily to originate residential mortgage loans and multifamily loans. Certificates of deposit due within one year of March 31, 2025 totaled $531.4 million, or 82.1% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2026. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flow, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $6.9 million and $7.0 million for the six months ended March 31, 2025 and 2024, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash (used for) provided by investing activities was $(0.8) million and $100.1 million for the six months ended March 31, 2025 and 2024, respectively, principally reflecting our loan and investment security activities. Deposit and borrowing cash flows have comprised most of our financing activities, which resulted in net cash used for financing activities of $(25.1) million and $(113.2) million for the six months ended March 31, 2025 and 2024, respectively.

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

Goodwill and Intangible Assets. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, no impairment was recorded in fiscal 2025 or 2024.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their weighted-average lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2025 or 2024.

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

The Company and its subsidiary, ESSA Bank and Trust (“ESSA B&T”) were named as defendants, among others, in an action commenced on December 8, 2016 by one plaintiff who sought to pursue the suit as a class action on behalf of the entire class of people similarly situated. The plaintiff alleged that a subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks in the process of making loans, in violation of the Real Estate Settlement Procedures Act. In an order dated January 29, 2018, the district court granted the defendants’ motion to dismiss the case. The plaintiff appealed the court’s ruling. In an opinion and order dated April 26, 2019, the appellate court reversed the district court’s order dismissing the plaintiff’s case against the Company and remanded the case to the district court in order to continue the litigation. The litigation is now proceeding before the district court. On December 9, 2019, the court permitted an amendment to the complaint to add two new plaintiffs to the case asserting similar claims. On May 21, 2020, the court granted the plaintiffs’ motion for class certification. Fact and expert discovery were completed, but, as explained below, have recently been re-opened. The Company and ESSA B&T filed motions seeking to have the case dismissed (in whole or in part) and/or the class de-certified, as well as for other relief. Plaintiffs opposed the motions. On August 18, 2023 the Court granted the motions to dismiss as to the Company and ESSA B&T, with the result that the only remaining defendant was a now-dissolved former wholly-owned subsidiary of a previously-acquired company. The Court also amended its class certification order, and severed one of the original plaintiffs’ claims from those of the class, ordering a separate trial for that plaintiff. Plaintiffs sought permission to appeal from these and other related rulings, but the Court denied their request. Plaintiffs then filed a motion seeking relief from some of the Court’s prior orders. On November 20, 2024 the Court granted Plaintiffs’ motion and vacated the prior orders that had granted summary judgment in favor of all defendants except the now-dissolved former wholly-owned subsidiary alleged to have employed the individuals who allegedly violated RESPA. The Court also allowed Plaintiffs additional discovery. The Company and ESSA B&T will continue to vigorously defend against Plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On May 29, 2020, the Company and ESSA B&T were named as defendants in a second action commenced by three plaintiffs who also sought to pursue the action as a class action on behalf of the entire class of people similarly situated. The plaintiffs allege that a now-dissolved former wholly-owned subsidiary of a bankpreviously acquired by the Company received unearned fees and kickbacks from a different title company than the one involved in the previously discussed litigation in the process of making loans. The original complaint alleged violations of the Real Estate Settlement Procedures Act, the Sherman Act, and the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The plaintiffs filed an Amended Complaint on September 30, 2020 that dropped the RICO claim, but they are continuing to pursue the Real Estate Settlement Procedures Act and Sherman Act claims. The defendants moved to dismiss the Sherman Act claim on October 14, 2020, and that motion was denied on April 2, 2021. On March 13, 2023 the court granted plaintiffs’ motion for class certification. Discovery is now complete. . The Company and ESSA B&T intend to vigorously defend against plaintiffs’ allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

On February 21, 2025, the Company and ESSA B&T were named as defendants in an action commenced by a plaintiff who had previously been a member of the class of plaintiffs in the first lawsuit described in this Item. As a result of that Court’s subsequent ruling re-defining that class, the plaintiff in this action no longer met the Court-ordered definition for the class membership. The plaintiff alleges that a now-dissolved former wholly-owned subsidiary of a bank previously acquired by the Company received unearned fees and kickbacks, and that he was charged an incorrect title insurance premium in connection with the process of making his loan, allegedly violating the Real Estate Settlement Procedures Act. The plaintiff also seeks to pursue the action as a class action on behalf of the entire class of people similarly situated to him. The Company has not yet been served with the Complaint. The Company and ESSA B&T intend to vigorously defend against plaintiff’s allegations. To the extent that this matter could result in exposure to the Company and/or ESSA B&T, the amount or range of such exposure is not currently estimable but could be substantial.

Item 1A. Risk Factors

There were no changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on December 13, 2024 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, as filed with the SEC on February 10, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 6, 2022 the Company announced the authorization of a ninth repurchase program for up to 500,000 shares of its common stock. This program has no expiration date. The Company made no purchases of its common stock under this program during the three month period ended March 31, 2025. There are currently 86,242 shares that may yet be repurchased under the program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the six months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ESSA BANCORP, INC.

Date: May 9, 2025	/s/ Gary S. Olson
Gary S. Olson
President and Chief Executive Officer

Date: May 9, 2025	/s/ Allan A. Muto
Allan A. Muto
Executive Vice President and Chief Financial Officer